Form 10-K
period 1997-02-28
VIROPHARMA INC
filed 1997-03-20
CIK 946840

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               ----------------

                                   FORM 10-K

     (MARK ONE)

     [X]        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                   SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended December 31, 1996

                                       OR

     [_]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                   SECURITIES EXCHANGE ACT OF 1934


     For the transition period from        to

     Commission File Number:   0-21699

                            VIROPHARMA INCORPORATED
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER.)

                DELAWARE                               94-2347624
    (STATE OR OTHER JURISDICTION OF       (I.R.S. EMPLOYER IDENTIFICATION NO.)
     INCORPORATION OR ORGANIZATION)

        76 GREAT VALLEY PARKWAY                          19355
         MALVERN, PENNSYLVANIA                         (ZIP CODE)
    (ADDRESS OF PRINCIPAL EXECUTIVE
                OFFICES)

        REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: 610-651-0200

          Securities registered pursuant to Section 12(b) of the Act:

Title of each class:                         Name of each exchange on which
        None                                          registered:
                                                          None

          Securities registered pursuant to Section 12(g) of the Act:

                         Common Stock, par value $.002

                               ----------------

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days: YES  X   NO

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

  The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $39,513,251 as of February 28, 1997, based upon the closing sale price per share of the Common Stock, as quoted on The Nasdaq Stock Market. This amounts excludes 6,067,729 shares of Common Stock held by directors, officers and stockholders with representatives on the board of directors whose ownership exceeded five percent of the Common Stock outstanding at February 28, 1997. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant, or that such person is controlled by or under common control with the registrant.

  The number of shares of the registrant's Common Stock outstanding as of February 28, 1997 was 9,077,116.

                      DOCUMENTS INCORPORATED BY REFERENCE

  As stated in Part III of this Annual Report on Form 10-K, portions of the registrant's definitive proxy statement (the "Proxy Statement") for the registrant's 1997 Annual Meeting of Stockholders to be held on May 28, 1997 are incorporated by reference in Part III of this Annual Report on Form 10-K.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                      DOCUMENTS INCORPORATED BY REFERENCE

As stated in Part III of this Annual Report on Form 10-K, portions of the registrant's definitive proxy statement (the "Proxy Statement") for the registrant's 1997 Annual Meeting of Stockholders to be held on May 28, 1997 are incorporated by reference in Part III of this Annual Report on Form 10-K.

                            VIROPHARMA INCORPORATED

                            FORM 10-K ANNUAL REPORT
                    For Fiscal Year Ended December 31, 1996

                               TABLE OF CONTENTS

                                                                            Page
                                                                            ----

PART I

Item 1.    Business .......................................................    1
Item 2.    Properties .....................................................   18
Item 3.    Legal Proceedings ..............................................   18
Item 4.    Submission of Matters to a Vote of Security Holders ............   18


PART II

Item 5.    Market for the Registrant's Common Equity and
              Related Stockholder Matters .................................   21
Item 6.    Selected Financial Data.........................................   22
Item 7.    Management's Discussion and Analysis of
              Financial Condition and Results of Operations................   23
Item 8.    Financial Statements and Supplementary Data ....................   25
Item 9.    Changes in and Disagreements with Accountants
              on Accounting and Financial Disclosure ......................   25

PART III

Item 10.   Directors and Executive Officers of the Registrant .............   25
Item 11.   Executive Compensation .........................................   25
Item 12.   Security Ownership of Certain Beneficial
              Owners and Management .......................................   25
Item 13.   Certain Relationships and Related Transactions .................   25

PART IV

Item 14.   Exhibits, Financial Statement Schedules, and
              Reports on Form 8-K .........................................   26

Index to Financial Statements and Schedules ...............................  F-1

       This Annual Report on Form 10-K contains forward-looking statements which involve risks and uncertainties. The Company's actual results may differ significantly from the results discussed in forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in "Important Factors Regarding Forward-Looking Statements" attached hereto as Exhibit 99.

       Unless the context indicates otherwise, the terms "ViroPharma" and Company refer to ViroPharma Incorporated. "ViroPharma" is a trademark and service mark of the Company. The Company has filed applications to register the trademark and service mark in the United States and Canada. All other brand names or trademarks appearing in this Annual Report on Form 10-K are the property of their respective owners.

                                     PART I

                                    BUSINESS

  Overview

       ViroPharma is engaged in the discovery and development of proprietary antiviral pharmaceuticals for the treatment of diseases caused by RNA viruses. The Company has focused its current drug development and discovery activities on a number of RNA virus diseases including viral meningitis, hand-foot-and-mouth disease, "summer flu," the common cold, influenza, hepatitis C and viral pneumonia. Each year, the majority of the world's population is afflicted by at least one of these diseases, for which antiviral therapies are currently either inadequate or unavailable. The Company's most advanced compound, pleconaril, is currently being developed for the treatment of four of these diseases. ViroPharma has completed a Phase IIa clinical trial which demonstrated that all disease measures were significantly reduced for the pleconaril treated group in "summer flu." The Company is conducting a Phase IIb clinical trial with pleconaril for viral meningitis, has initiated a Phase II clinical trial for hand-foot-and-mouth disease and anticipates initiating a Phase II clinical trial for the common cold in patents with asthma and an additional Phase II clinical trial for "summer flu" in late 1997. The Company has additional compounds in research and preclinical stages of development for treatment of influenza, hepatitis C and viral pneumonia. ViroPharma believes its drug discovery and development technologies and expertise have potential applicability to a broad range of diseases caused by RNA viruses.

       RNA viruses are responsible for the majority of human viral diseases, causing illnesses ranging from acute and chronic ailments to fatal infections. RNA viruses continue to emerge, spreading from rural and developing regions of the world to urbanized centers. Despite efforts by the scientific and medical communities to develop vaccines and pharmaceuticals to prevent and treat certain of these diseases, medicines are currently inadequate or are not available for the majority of RNA virus diseases. The Company believes the significance and prevalence of RNA virus diseases, and the limited availability and effectiveness of current antiviral therapeutics, has created a compelling need for antiviral pharmaceuticals to treat these diseases.

  Diseases Caused By RNA Viruses

       Viruses are intracellular parasites that require a living host cell within which to reproduce. They are composed of genetic material enclosed in a protective protein coat. The genetic material of a virus, which may be in the form of either deoxyribonucleic acid ("DNA") or ribonucleic acid ("RNA"), is unique and characteristic of that virus and provides the blueprint for virus reproduction.

       There are three fundamental classes of viruses: DNA viruses, retroviruses and RNA viruses. DNA viruses store their genetic material as DNA and replicate their DNA in a manner similar to human cells. Retroviruses and RNA viruses store their genetic material as RNA. Retroviruses reproduce by first converting their RNA into DNA in infected cells, then converting this DNA back into RNA. RNA viruses, on the other hand, have the unique ability to directly reproduce their RNA to create new RNA virus offspring through a process known as RNA replication. This ability to directly replicate RNA distinguishes RNA viruses from DNA viruses, retroviruses and human cells.

       Infection by viruses, and their ensuing replication, can lead to disease. Viral epidemics, pandemics, acute outbreaks and chronic diseases continue to cause an enormous amount of human suffering and death. DNA viruses cause diseases such as herpes, hepatitis B and papillomas (warts). The retrovirus HIV (human immunodeficiency virus) causes AIDS. RNA viruses, however, are responsible for the majority of human viral diseases, causing a multitude of illnesses ranging from acute and chronic ailments to fatal infections.

  The following is a list of selected diseases caused by RNA viruses:

--------------------------------------------------------------------------------
                               RNA Virus Diseases

Bronchiolitis                Enterovirus meningitis      Myocarditis
Dengue fever                 Hantavirus pulmonary        Pneumonia
Diarrhea diseases             syndrome                   Rabies
Ebola fever                  Hemorrhagic conjunctivitis  Rhinovirus common cold
Encephalitis                 Hemorrhagic fevers          Rubella
Enterovirus "summer flu"     Hepatitis C, A, D and E     Tick fevers
Enterovirus                  Influenza                   Yellow fever
 hand-foot-and-mouth         Measles


The Company has focused its current drug development and discovery activities on the italicized diseases.
--------------------------------------------------------------------------------

[Please note that the italicized diseases are: Enterovirus "summer flu," Hepatitis C, Influenza, Enterovirus meningitis, Pneumonia and Rhinovirus common cold. The language in these brackets is for purposes of the EDGAR filing only and will not appear in the printed copy of this report.]


       The medical community has attempted to address several of these diseases with vaccines, which are prophylactic in nature and intended to prevent disease, and antiviral pharmaceuticals, which are therapeutic in nature and intended to treat disease. For most RNA virus diseases, however, medicines are either inadequate or simply not available.

       Vaccines are designed to prevent disease by eliciting a protective antiviral immune response in vaccinated individuals. This response involves the production by the body of specific antibodies and white blood cells, both of which attempt to destroy the virus and virus-infected cells. Vaccines do not exist for most RNA virus diseases. Of those that are available, most are unable to effectively control disease for one or more reasons. Many viruses constantly and rapidly change their outer surface, thereby rendering existing vaccines obsolete. Moreover, many individuals at greatest risk for serious disease, including the young, the elderly and the immunocompromised, fail to respond to vaccines. Finally, existing vaccines are not readily available to certain susceptible populations and, even when available, are often not widely used.

       Antiviral pharmaceuticals to treat RNA virus diseases are limited. While there are, in some cases, medicines available to reduce disease symptoms, there are few drugs to effectively treat the underlying disease. Of these, amantadine and the related drug rimantadine are used for influenza, ribavirin has been used for viral pneumonia due to respiratory syncytial virus ("RS virus"), and interferon alfa ("IFN") is currently used to treat hepatitis due to hepatitis C virus ("HCV"). Additionally, immunoglobulin products are occasionally used for treatment of some RNA virus diseases.

       Based on the significance and prevalence of disease associated with RNA virus infections and the limited means to prevent or treat these diseases, the Company believes that there is a significant market opportunity for the development of effective therapeutics for RNA virus diseases. Moreover, the continued emergence of RNA virus diseases and the recent spread of RNA viruses from rural and developing regions of the world to urbanized centers underscores the compelling need for new antiviral pharmaceuticals.

  Treating RNA Virus Diseases

      The RNA Virus Replication Process

       Essential to the discovery and development of antiviral pharmaceuticals is the ability to analyze the virus in a laboratory setting and to dissect the molecular and biochemical events critical to virus replication. The manipulation of RNA viruses and, in particular, the virus's RNA genome, requires special techniques and skills. Historically, technical limitations have hampered investigation of RNA virus replication. Consequently, the scientific community's understanding of the molecular events of RNA virus replication is incomplete. However, significant recent advancements in biological and molecular technologies related to the manipulation of RNA and RNA viruses have enabled the Company to pursue the discovery and development of effective treatments for RNA virus diseases.

       The Company believes that the process of viral RNA uncoating and replication represents an extremely attractive target for the therapeutic intervention in disease caused by RNA viruses. For RNA viruses to cause disease, they must replicate. This process of RNA replication is depicted in the following diagram.

--------------------------------------------------------------------------------

                             RNA Virus Replication

 [The following is required for the EDGAR filing and will not appear in the printed report: This diagram depicts schematically the life cycle of a generic RNA virus. The diagram is centered with a light gray oval figure representing a generic cell. Overlaid on this oval figure are six arrows, numbers 1 through 6, traversing the oval figure from the upper left to the lower right.
 Preceding the first arrow numbered "1" and outside the oval figure is a single virus particle depicted schematically as a 10-sided icosahedral shape. Beyond arrow 1, just inside the oval figure and in front of arrow "2" is an identical 10-sided icosahedral shaped virus. Beyond arrow 2 and in front of arrow "3" is a vertical single helical ribbon depicting viral RNA, at the bottom of which are several small solid circular shapes depicting proteins attached to the helical ribbon. Beyond arrow 3 and in front of arrow "4" is a vertical double helical ribbon depicting two intertwined strands of viral RNA, at the bottom of which are several small solid circular shapes depicting proteins attached to the double helical ribbon. Beyond arrow 4 and in front of arrow "5" is a vertical single helical ribbon depicting viral RNA, at the bottom of which is a partially assembled 10-sided shape into which the ribbon appears to be entering and at the top of which are several small solid circular shapes depicting proteins attached to the helical ribbon. Beyond arrow 5 and in front of arrow "6" near to, but within, the lower right border of the oval cell figure are several identical and intact 10-sided icosahedral shaped viruses. Beyond arrow "6" are numerous identical 10-sided icosahedral shaped viruses emanating from the lower right portion of the oval cell figure and also outside the oval cell figure in the lower right portion of the diagram.]
 WHEN AN RNA VIRUS ENTERS A CELL (1), ITS RNA IS RELEASED FROM THE VIRUS'S
 COAT (2), ALLOWING THE UNIQUE MULTI-STEP PROCESS OF RNA REPLICATION TO
 PROCEED (3-4), AFTER WHICH NEW RNA VIRUS OFFSPRING ARE CREATED (5) AND SUBSEQUENTLY RELEASED FROM THE INFECTED CELL (6). EACH RNA VIRUS OFFSPRING THAT INFECTS A NEW CELL REPEATS THIS REPLICATION PROCESS.
--------------------------------------------------------------------------------

       Inhibiting RNA virus replication can prevent, limit or stop disease. In addition to thwarting disease, the direct inhibition of viral RNA uncoating and replication will reduce the possibility for generation of drug-resistant virus offspring and decrease virus transmission from infected individuals to healthy persons. RNA replication is a complicated process involving several viral proteins that must act together in a coordinated fashion. Due to the nature of this process, changes or mutations in these proteins are not readily tolerated. Consequently, viral proteins required for RNA replication are not only specific to the virus, they are among the least variable proteins of the virus. This is in contrast to the highly variable viral surface proteins generally involved in immune responses to virus infections. This invariability of the viral proteins responsible for viral RNA replication represents an important attribute in their selection as molecular targets for antiviral drug discovery and development.

      The ViroPharma Approach

       ViroPharma, based on its number of experienced RNA virologists and its exclusive focus on RNA virology, believes that it is a leader in RNA virology and RNA antiviral drug discovery and development. As a result of its focus on, and expertise in, RNA virus replication, unique molecular target selection and assay development technologies, and its development and possession of proprietary chemical inhibitors and its specialized chemical library, the Company believes that it is well-positioned to develop effective antiviral pharmaceuticals for RNA virus diseases.

       While the RNA replication process is common among all RNA viruses, the detailed molecular and biochemical mechanisms of RNA replication are currently not fully understood. However, the Company has used its experience in RNA virology, RNA virus uncoating and RNA replication, along with recent advances in biological, molecular and informatics technologies, to gain an understanding of several aspects of the RNA virus uncoating and replication process. Company scientists have elucidated fundamental processes involved in virus uncoating and used this knowledge to design compounds to inhibit these processes. They have also succeeded in discovering new virus enzyme activities that are essential to RNA replication, which are the subject of a U.S. patent application filed by the Company. Company scientists have further characterized several RNA virus replication activities and used the resulting information to develop novel drug screening assays. The Company's assays are optimized for high sensitivity and specificity and are validated for reproducibility. These assays are automated using state-of-the-art robotics technologies to facilitate the high throughput screening of large chemical libraries. Using its novel assays, the Company has discovered proprietary small molecule compounds that inhibit the targeted virus-specific activities. Once active compounds are identified, the Company advances such compounds to clinical drug candidates through a process of chemical optimization. This process involves the rapid generation of an expanded chemical analog series based on the initial active compounds and utilizes an array of technologies including computer-assisted pharmacophore modeling and drug design techniques, two-dimensional and three-dimensional structure and substructure chemical database searches and conventional medicinal chemistry, combinatorial chemistry and automated high capacity chemical synthetic methods. The Company then evaluates analog series in various biochemical and biological assays that assess compound selectivity, potency, safety and bioavailability. Importantly, the Company chemically optimizes active compounds for these four key parameters in parallel, not sequentially. The Company believes that its combination of chemical and biological technologies and parallel compound optimization process allows it to accelerate drug discovery and development. The generation of large numbers of specific chemical analogs by the Company also enables it to rapidly expand its valuable chemical library that is biased toward inhibitors of enzymes and activities essential to RNA replication. The Company believes that this library provides a significant advantage in its efforts to discover inhibitors for additional RNA virus diseases. The Company believes that the technologies used by the Company have never been applied to develop an approved pharmaceutical product.

  Strategy

       The Company's objective is to become the leading discoverer, developer and marketer of proprietary antiviral pharmaceuticals for RNA virus diseases. The Company seeks to achieve this objective through the implementation of the following strategies:

        . Focus on RNA Virus Diseases. RNA viruses cause the majority of human viral diseases, yet few effective antiviral drugs are available to address these diseases. Based on the significance and prevalence of disease associated with RNA viruses and the limited means to effectively prevent or treat these diseases, the Company believes there is a significant market opportunity for the development of effective therapeutics for RNA virus diseases. The Company has focused its resources to capitalize on this market opportunity.

        . Broadly Apply Technological Expertise in RNA Virology. The Company has leading expertise in RNA antiviral drug discovery, focusing on RNA replication and involving the selection of specific molecular targets and the development of novel drug screening assays, proprietary chemical inhibitors and a specialized chemical library. Since RNA replication is unique to RNA viruses, yet common to all RNA viruses, this process provides a broadly applicable platform for drug discovery. The Company intends to continue to expand and apply its expertise in RNA virology, RNA replication, chemical synthesis methodologies and antiviral drug design.

        . Conduct Parallel Drug Discovery Assessments. The key parameters in the drug discovery process are selectivity, potency, safety and bioavailability. The Company accelerates and enhances the efficiency of its drug discovery programs by simultaneously optimizing chemical compounds for each of these parameters during the drug discovery process.

        . Pursue Indications for Rapid Demonstration of Efficacy. In order to expedite drug development, the Company initially targets disease indications based upon the likelihood for rapid demonstration of efficacy in clinical trials. The Company then pursues follow-on clinical development for expanded disease indications.

        . Pursue Strategic Relationships by Leveraging RNA Virology Expertise. The Company leverages its leadership position in RNA virus antiviral drug discovery and development through strategic relationships with pharmaceutical companies, specialized technology companies and academic institutions. With these relationships, the Company enhances its drug discovery capabilities and in-licensing opportunities and facilitates the commercialization of its potential products.

  Product Development and Research

       The Company has focused its current drug discovery and development activities on a number of RNA virus diseases including viral meningitis, hand-foot-and-mouth disease, "summer flu," the common cold, influenza, hepatitis C and viral pneumonia. The Company has drug candidates in various stages of research and development for each of these RNA virus diseases. The following chart sets forth the target disease indications and the status of the Company's lead product candidates:

--------------------------------------------------------------------------------
    Disease Indication         Product Candidate        Development Status(1)
--------------------------------------------------------------------------------
Viral Meningitis             Pleconaril (oral)        Phase IIb clinical trial
                                                      commenced June 1996

Hand-Foot-and-Mouth Disease  Pleconaril (oral)        Phase II clinical trial
                                                      commenced March 1997

"Summer Flu"                 Pleconaril (oral)        Phase IIa clinical trial
                                                      completed April 1996;
                                                      Phase IIb clinical trial
                                                      anticipated late 1997

Common Cold                  Pleconaril (oral)        Phase II clinical trial
                                                      in asthmatics anticipated
                                                      in late 1997

                             Pleconaril               Preclinical; IND
                             (intranasal)             anticipated late 1997

Influenza                    VP 14221 series          Preclinical safety and
                                                      pharmacokinetics studies

Hepatitis C                  VP 31593 series          Chemical optimization

Viral Pneumonia              VP 36676 series          Chemical optimization

_______________
(1)  For a discussion of preclinical testing and the phases of human clinical trials, see "-- Government Regulation."
--------------------------------------------------------------------------------

       The Company's most advanced product candidate, pleconaril, based on preclinical studies, is a potent, broad spectrum, orally active inhibitor of enteroviruses and rhinoviruses. Enteroviruses and rhinoviruses are closely related members of a large, very prevalent group of RNA viruses that are responsible for widespread human disease. According to the Centers for Disease Control (the "CDC"), there are 10 to 15 million enterovirus infections every year in the United States. Enteroviruses cause viral meningitis, hand-foot-and-mouth disease, "summer flu," myocarditis, pericarditis, encephalitis, herpangina, otitis media and perinatal enteroviral disease. Rhinoviruses are responsible for up to 50% of all acute respiratory illnesses and are the leading cause of the common cold.

       The Company is developing pleconaril for four indications: viral meningitis, hand-foot-and-mouth disease, "summer flu" and the common cold. While antibiotics are commonly prescribed by physicians to patients with these diseases, they are ineffective at treating these virus infections. Prescription and over-the-counter cough and cold remedies, analgesics and antipyretics are also used to reduce symptoms of hand-foot-and-mouth disease, "summer flu" and the common cold, but do not treat the underlying diseases. Currently, there are no antiviral therapies available for any of the diseases caused by enteroviruses or rhinoviruses. Pleconaril is not expected to be commercially available for at least three years, if at all.

       ViroPharma scientists have demonstrated that pleconaril inhibits enterovirus and rhinovirus replication by a novel, virus-specific mode of action. The compound binds to a specific site inside the coat protein of the virus, thereby preventing the release of the viral RNA inside the cell and blocking the initiation of the RNA replication process. In preclinical studies conducted by the Company, pleconaril was shown to effectively inhibit the cell culture replication of 96% of the rhinoviruses and enteroviruses isolated from 332 human patients. The patient population from which these viruses were isolated exhibited the complete range of diseases caused by these viruses, including a number of fatal infections. Moreover, orally administered pleconaril protected mice from lethal infection by enteroviruses in three distinct animal model systems and was effective even when therapy was initiated after infection in these models. Based on these results, the Company believes that pleconaril will be effective against a broad spectrum of rhinoviruses and enteroviruses. There can be no assurance that pleconaril will be clinically efficacious against diseases caused by these viruses. See "Important Factors Regarding Forward-Looking Statements--Uncertainty Regarding Clinical Trials" attached in Exhibit 99 to this Annual Report on Form 10-K.

       In Phase I single ascending dose studies with a capsule formulation of pleconaril, plasma concentrations of drug increased proportionally to the oral dose administered up to the highest dose tested (1000 mg). Maximum drug plasma levels 20 times that required to inhibit the replication of the majority of the clinical virus isolates referred to above were achieved with a single 200 mg dose. In Phase I multidose studies conducted by the Company, doses up to 400 mg administered three times per day for seven consecutive days were well-tolerated by all subjects in the study. No serious adverse events attributable to the drug were observed in the 50 subjects who received pleconaril during the course of these Phase I studies. There can be no assurance that unacceptable toxicities or side effects will not occur during development or that any product will be effective or safe when administered to patients. The Company has developed an oral liquid formulation of pleconaril, which the Company has demonstrated is bioequivalent to the capsule formulation used in Phase I studies. The liquid formulation is self-preserving, stable and contains only GRAS (Generally Regarded As Safe) ingredients. This formulation provides considerable flexibility in dosing and is being used in clinical trials for the viral meningitis and hand-foot-and-mouth disease indications and will be used in clinical trials for the "summer flu" and common cold disease indications. The Company is also developing an intranasal formulation of pleconaril for use in the common cold indication. Currently, the Company is exploring delivery systems for its intranasal formulation.

       The Company has initiated a compassionate use, open-label protocol to provide pleconaril to patients with chronic enterovirus meningoencephalitis and acute enterovirus myocarditis. Patients with chronic meningoencephalitis are unable to develop an antibody response to enterovirus central nervous system infections and suffer progressive neurological deterioration which can lead to seizures, paralysis and death. Acute enteroviral myocarditis is an infection of the heart muscle which may eventuate in congestive heart failure. The Company believes that there are less than 500 patients infected with these viruses worldwide.

       The Company has entered into an agreement with Sanofi S.A. under which it has received exclusive rights to develop and market all products relating to pleconaril, and related compounds for use in enterovirus and rhinovirus disease indications in the United States and Canada, as well as a right of first refusal in respect of any other indications. Pleconaril was discovered at Sanofi by scientists now with ViroPharma. See "--Strategic Relationships-- Sanofi S.A." and "--Patents." Pleconaril has been approved as a generic name for the Company's compound VP 63843 by the United States Names Council (USAN) and is awaiting final approval from the World Health Organization ("WHO").

      Viral Meningitis

       Infection of the central nervous system by enteroviruses can cause meningitis, which is characterized by a severe headache, stiffness of the neck or back, fever, nausea and malaise. The disease is typically severe and requires emergency medical care. The disease occasionally progresses to serious neurologic sequelae, particularly among infants infected before age one year. There is currently no antiviral pharmaceutical for viral meningitis.

       In order to establish the incidence and clinical course of enteroviral meningitis and assess potential clinical endpoints for future drug efficacy studies, the Company conducted an Adult Viral Meningitis Observational Study at three medical centers (the University of Colorado, the University of Pennsylvania and the University of Virginia) during the 1995 summer enterovirus season. The results of this study demonstrated the severity and duration of the illness. Adults presenting at emergency rooms complaining of severe headaches were confirmed to be enterovirus-infected by detection of viral RNA in their cerebrospinal fluid. Approximately 80% of these enterovirus-infected patients required hospitalization, with an average stay of four days. Patients were unable to resume full normal activities for an average of 16 days. All subjects received some form of analgesic (70% received a narcotic) for an average of seven days to manage their severe headache pain. From this study, the Company estimates that 500,000 Americans contract enteroviral meningitis annually.

       Based on the results of two Phase I studies and the Phase IIa Enterovirus Challenge Study described below, the Company is currently evaluating the oral liquid formulation of pleconaril in an international multi-center, double blind, placebo controlled Phase IIb trial for treatment of viral meningitis. The Company initiated this study at sites in the United States in June 1996 and in Australia and South Africa in November 1996. There can be no assurance that this trial will be successfully completed or completed in a timely manner. See "Important Factors Regarding Forward-Looking Statements--Absence of Products; Product Development Risks," "--Dependence on Most Advanced Drug Candidate" and "--Uncertainty Regarding Clinical Trials" attached in Exhibit 99 to this Annual Report on Form 10-K.

      Hand-Foot-and-Mouth Disease

       Hand-foot-and-mouth disease is a highly communicable enterovirus syndrome affecting all age groups, but predominantly children and adolescents. Following initial symptoms of fever, malaise and respiratory or abdominal complaints, painful ulcerative lesions develop in the mouth and on the palms and soles of the hands and feet. Affected individuals may have substantial difficulty drinking and eating, which may necessitate hospitalization. The Company initiated a placebo controlled exploratory safety and efficacy trial in children with hand-foot-and-mouth disease in South Africa in March 1997. There can be no assurance that this trial will be successfully completed or completed in a timely manner. See "Important Factors Regarding Forward-Looking Statements--Absence of Products; Product Development Risks," "--Dependence on Most Advanced Drug Candidate" and "--Uncertainty Regarding Clinical Trials" attached in Exhibit 99 to this Annual Report on Form 10-K.

      "Summer flu" (Enterovirus respiratory disease)

       "Summer flu", or enterovirus respiratory disease, is an upper respiratory illness caused by enteroviruses and characterized initially by a sore throat and cough, followed by a general influenza-like syndrome. While this disease occurs throughout the year, it is most prevalent in the summer. The clinical illness can persist for several weeks and typically results in a physician visit. According to the CDC, there are an estimated 10 to 15 million cases of enterovirus infection each year in the United States, many of which result in "summer flu." There is currently no antiviral pharmaceutical for the treatment of "summer flu."

       During the spring of 1996, the Company conducted a Phase IIa Enterovirus Challenge Study with pleconaril. In this double blind, placebo controlled "summer flu" disease model, the oral capsule formulation of pleconaril demonstrated that all disease measures were significantly reduced for the pleconaril treated group in "summer flu." Eight hours after the randomized administration of either placebo or pleconaril, 33 volunteers were infected with the enterovirus coxsackievirus A21. Subjects were then administered either placebo or a 200 mg dose of pleconaril twice daily for seven days. Placebo-treated subjects developed notable cold symptoms, while pleconaril-treated volunteers showed pronounced and clinically significant reductions in disease measures, including symptoms and virus load. Assessment of clinical disease by five measures (subject and physician rating of disease symptoms, nasal mucus production, fever and virus load in nasal secretions) showed, in all cases, a significant reduction in the pleconaril-treated group. Depicted in the graph below are the results of these disease measures for both the placebo-treated (light bars) and pleconaril-treated (dark bars) subjects.

--------------------------------------------------------------------------------
                       Phase IIa Study - Disease Measure
[The following is required for the EDGAR filing and will not appear in the printed report: This histogram-format graph contains five two-column sets along the horizontal axis. The left column of each set, depicted in light gray, represents disease measure data for test subjects from the "Placebo"-treated group, the right column of each set depicted in dark gray, represents disease measure data for test subjects from the
 "Pleconaril"-treated group. Below the column sets are the following five captions: "Subject Rating", "Physician Rating", "Mucus Weight", "Fever" and "Virus Load". The vertical axis is indicated at "% of Subjects Exceeding Disease Measure Threshold" and ranges from 0% to 100%. These Disease Measure Thresholds are defined in the legend to the graph as follows: "Subject Rating Greater than or Equal to 5 (Scale: 0-10), Physician Rating Greater than or Equal to 10 (Scale: 0-33), Mucus Weight Greater than or Equal to 10g (Range:
 0-54g), Fever Greater than or Equal to 100 degrees F (Range: normal - 102.3 degrees F), Virus Load Greater than or Equal to 4 log/10/ (Range: 0-6.3 log/10/)." The values for the "Subject Rating" columns are 67% and 13% for the Placebo and Pleconaril groups, respectively. The values for the "Physician Rating" columns are 53% and 0% for the Placebo and Pleconaril groups, respectively. The values for the "Mucus Weight" columns are 67% and 0% for the Placebo and Pleconaril groups, respectively. The values for the "Fever"
 columns are 40% and 7% for the Placebo and Pleconaril groups, respectively.
 The values for the "Virus Load" columns are 93% and 13% for the Placebo and Pleconaril groups, respectively.]
--------------------------------------------------------------------------------

       The Company anticipates advancing the pleconaril oral liquid formulation into a Phase IIb multicenter, placebo controlled, dose ranging clinical efficacy trial for the "summer flu" indication in late 1997. There can be no assurance that this trial will be initiated, successfully completed or completed in a timely manner. See "Important Factors Regarding Forward-Looking Statements--Absence of Products; Product Development Risks," "--Dependence on Most Advanced Drug Candidate" and "--Uncertainty Regarding Clinical Trials" attached in Exhibit 99 to this Annual Report on Form 10-K.

      Common Cold

       Rhinoviruses are the leading cause of the common cold. Many people experience two or three colds per year with the accompanying symptoms of sneezing, nasal obstruction, nasal discharge, headache and general malaise. The median duration of illness is seven days, with symptoms persisting for two weeks in approximately 25% of persons. Complications associated with rhinovirus infections include otitis media, pneumonia and asthmatic exacerbations resulting in serious respiratory distress. Although there are cold remedies, analgesics and antipyretics that may reduce cold symptoms, there is no antiviral pharmaceutical to treat the common cold.

       The Company's clinical development plan for the oral and intranasal formulations of pleconaril contemplates initially treating patients with asthma and upper respiratory tract rhinovirus infections. These individuals often develop a concurrent lower respiratory tract rhinovirus infection, which can lead to pronounced lower airway dysfunction lasting for weeks to months. Treatment of this patient population provides an opportunity for both prophylactic and therapeutic dosing. Should the product be approved for use in this patient population, the Company would expect to expand clinical development to include the general population.

       The Company plans to select a manufacturer for the intranasal formulation of pleconaril in 1997. The Company anticipates filing an Investigational New Drug ("IND") application for the intranasal formulation of pleconaril for the common cold indication in late 1997. There can be no assurance that these activities will be initiated, successfully completed or completed in a timely manner. See "Important Factors Regarding Forward-Looking Statements--Absence of Products; Product Development Risks, "--Dependence on Most Advanced Drug Candidate" and "--Uncertainty Regarding Clinical Trials" attached in Exhibit 99 to this Annual Report on Form 10-K.

      Influenza

       Influenza virus is a major cause of human illness. In the United States, approximately 10% to 20% of the population is infected with the influenza virus each year. This disease is characterized by the sudden onset of headache, chills and a dry cough, which is rapidly followed by fever, significant myalgias and malaise. Fever and upper respiratory tract symptoms generally last for three to five days, while the cough and weakness persist for an additional one to two weeks. Influenza can also be fatal. According to the WHO, approximately 10,000 to 40,000 deaths occur each year in the United States as a result of influenza. The very young, elderly and immunocompromised, and those with medical conditions such as cardiovascular disease, pulmonary disease and pregnancy, are at greatest risk for serious or fatal complications associated with influenza virus infections. The National Science and Technology Council currently estimates that the direct medical costs due to influenza in the United States are $5 billion per year.

       Immunization for influenza has demonstrated only limited success in controlling the disease. Due to the highly variable nature of the influenza virus surface proteins, vaccines used one year are ineffective and obsolete the next. New vaccines with components predicted to be important in the next year's influenza season must be developed, manufactured and administered each year. Even when forecasts result in vaccines with components closely matching that year's actual circulating influenza virus strain, the immunity induced by these vaccines is incomplete and short-lived. Reinfection with the same virus strain or a variant strain can occur and result in disease in previously immunized individuals. Finally, compliance with national immunization campaigns has generally been insufficient to prevent epidemics.

       The Company's principal molecular target in its influenza virus program is the viral RNA transcriptase complex, which is required by the virus for RNA replication. The Company has developed a quantitative high throughput drug screening assay that simultaneously measures several essential virus-encoded replication activities. Using this assay, ViroPharma scientists have discovered several specific inhibitors of influenza virus replication. The Company has applied its chemical optimization process to establish structure-activity relationships for these inhibitors with respect to potency and selectivity. The Company's preclinical acute safety studies conducted to date indicate that several of its lead compounds, currently designated the VP 14221 Series, are well tolerated and are orally bioavailable. In addition, ViroPharma has filed two patent applications with the PTO and one application in certain foreign jurisdictions related to its active influenza virus compounds and is preparing additional patent applications for influenza virus compounds. There can be no assurance that clinical trials for this compound series will be initiated or, if initiated, will lead to a determination that the compound is safe and efficacious. No assurance can be given that such patents will issue. See "Important Factors Regarding Forward-Looking Statements--Absence of Products; Product Developments Risks," "--Uncertainty Regarding Clinical Trials" and "--Uncertain Ability to Protect Patents and Proprietary Technology and Information" attached in Exhibit 99 to this Annual Report on Form 10-K and "--Patents."

      Hepatitis C

       HCV, first identified in 1989, is recognized as a major cause of chronic hepatitis worldwide. According to the CDC, there are currently approximately
  3.5 million HCV infected individuals in the United States, with 150,000 new cases identified each year. The WHO estimates that an additional 10 million individuals are infected with HCV in Europe and a total of 100 million people are infected worldwide. Populations in some geographic areas, such as Japan, Spain, Hungary, Saudi Arabia, Southern Italy and Egypt, have particularly high rates of infection. One study of Egyptian blood donors has shown an infection rate of 19.2%. Approximately 80% of HCV infected persons will develop chronic hepatitis, of which 20% will progress to liver cirrhosis. Chronic HCV infection can also lead to the development of hepatocellular carcinoma and liver failure.

       There is currently no vaccine for HCV. HCV is an immunologically diverse virus, with many naturally occurring variants in circulation. Such diversity, in combination with HCV's ability to change its surface proteins, may represent the mechanism by which the virus escapes attack by the immune system and establishes persistent infections.

       IFN is currently the only approved drug in the United States for treatment of hepatitis due to HCV. While IFN treatment has been reported to improve serum liver enzyme response in 20% to 40% of patients, the remainder do not respond to IFN treatment. For patients who do respond, a sustained improvement of liver function reportedly is seen in only 10% to 20% of patients; the majority of patients relapse upon cessation of IFN treatment. Thus, while IFN represents the first treatment for chronic hepatitis C, its effectiveness is limited and its cure rate is low. Nevertheless, the Company estimates the current market for IFN use in the treatment of hepatitis C to be over $1 billion worldwide.

       The Company focuses on key enzyme targets involved in the HCV RNA replication process. Company scientists have discovered several key enzyme activities associated with particular HCV proteins. These activities have been characterized and used to establish validated high throughput assays. The HCV RNA helicase activity represents one such target. As a result of screening compounds in the HCV RNA helicase assay, the Company has identified several active and selective compounds, currently designated the VP 31593 Series, and has begun chemical optimization on such compounds. Based on its RNA helicase-related technology, the Company has established a collaborative drug discovery and development agreement with Boehringer Ingelheim Pharmaceuticals, Inc. ("Boehringer Ingelheim"). The Company is also developing assays for additional HCV molecular targets. The Company has filed two patent applications related to the HCV inhibitor compound series, has received a Notice of Allowance from the PTO in respect of one of these applications and anticipates that it will file additional patent applications within the next year. No assurance can be given that such patents will issue. See "Important Factors Regarding Forward-Looking Statements--Dependence on Corporate Collaborations; Potential Need for Additional Collaborators," and "--Uncertain Ability to Protect Patents and Proprietary Technology and Information," attached in Exhibit 99 to this Annual Report on Form 10-K, "--Strategic Relationships--Boehringer Ingelheim Pharmaceuticals, Inc." and "--Patents."

      Viral Pneumonia

       RS virus is the major pediatric viral respiratory tract pathogen, causing pneumonia and bronchiolitis in infants and young children. During seasonal epidemics, approximately 250,000 infants contract RS virus pneumonia, and up to 35% are hospitalized. Of those hospitalized, mortality rates of up to 5% have been reported. Children with underlying conditions such as prematurity, congenital heart disease, bronchopulmonary dysplasia and various congenital or acquired immunodeficiency syndromes are at greatest risk of serious RS virus morbidity and mortality. RS virus is also implicated as a significant cause of mortality in the elderly.

       Vaccines are not currently available for prevention of RS virus disease. Recently, the prophylactic use of an intravenous hyperimmune globulin infusion was approved for RS virus disease in certain high risk infants. Ribavirin, administered by aerosol to minimize the drug's adverse effects, is generally reserved for only the most serious cases of RS virus pneumonia and bronchiolitis. In both cases, drug administration can be difficult and inconvenient in young patients.

       The Company has developed a high throughput drug screening assay for RS virus replication. Company scientists have discovered several inhibitory compounds, currently designated the VP 36676 Series, with high potency and selectivity in initial profiling evaluations. The Company has initiated chemical optimization of these compounds. There can be no assurance that such chemical optimization will be successfully completed or completed in a timely manner. See "Important Factors Regarding Forward-Looking Statements--Absence of Products; Product Development Risks," "--Dependence on Most Advanced Drug Candidate" and "--Uncertainty Regarding Clinical Trials" attached in Exhibit 99 to this Annual Report on Form 10-K.

      Other Potential RNA Virus Disease Targets

       The Company believes that its drug discovery technologies and development expertise are potentially applicable to a broad range of RNA virus diseases. The Company also believes that certain RNA virus diseases represent immediate extensions of the Company's current research and development programs. In addition to viral meningitis, hand-foot-and-mouth disease, "summer-flu," chronic meningoencephalitis and myocarditis, enteroviruses cause a broad range of diseases for which the Company's most advanced drug candidate, pleconaril, may be effective. Of these, the

  Company is currently considering exploratory clinical trials for pleconaril for enterovirus neonatal sepsis. There can be no assurance that the Company will pursue this indication or, if the Company does pursue this indication, that the Company will be able to successfully demonstrate clinical efficacy . See "Important Factors Regarding Forward-Looking Statements--Absence of Products; Product Development Risks" and "--Uncertainty Regarding Clinical Trials" attached in Exhibit 99 to this Annual Report on Form 10-K.

       Similarly, the Company's lead anti-influenza compound series acts by a virus-specific mechanism that may make it potentially applicable to a large family of viruses called bunyaviruses. Bunyaviruses cause widespread disease globally including encephalitis, hemorrhagic fevers and the recently identified hantavirus pulmonary syndrome. In the midwestern United States alone, there are approximately 300,000 infections of La Crosse encephalitis virus annually resulting in approximately 900 deaths. In Asia and Eastern Europe, a bunyavirus called hantavirus is responsible for Korean hemorrhagic fever, a serious influenza-like illness in which approximately 33% of the affected individuals develop hemorrhagic disease and 5% to 10% die. In 1993, in the southwest United States, a new hantavirus emerged that causes hantavirus pulmonary syndrome, a serious respiratory disease that is fatal in approximately 50% of cases. This new virus has now been detected in more than 20 states in the United States and has recently appeared in Argentina, Brazil and Canada.

       Assays and inhibitor compounds derived from the Company's HCV program may accelerate antiviral drug discovery for the related virus group called flaviviruses. There are 38 flaviviruses associated with human disease, including the dengue fever viruses, yellow fever virus and Japanese encephalitis virus. Importantly, the epidemiology of these diseases is changing. For example, with global urbanization, the incidence of dengue fever has increased dramatically. Dengue fever viruses typically cause a severe influenza-like illness and, in a more serious form, can cause a fatal hemorrhagic disease. Prior to 1970, only nine countries reported outbreaks of fatal dengue hemorrhagic fever. Presently, at least 38 countries have reported incidences of this serious form of dengue fever virus disease. The WHO estimates that there are 20 million cases of dengue fever each year, of which 500,000 require hospitalization.

       There are currently no approved antiviral pharmaceuticals for any of the diseases mentioned above.

  Strategic Relationships

       ViroPharma pursues strategic relationships by leveraging its RNA virology expertise, while seeking to maintain independence and flexibility in the development and commercialization of its products. The Company has entered into several development and licensing agreements and research collaborations and continues to seek opportunities to enhance its ability to discover, develop and commercialize RNA antiviral drugs. There can be no assurance that the Company will be able to enter into additional beneficial relationships or maintain its current relationships.

       Currently, the Company is a party to a licensing and co-marketing agreement with one multinational pharmaceutical company, a drug discovery and development agreement with another multinational pharmaceutical company and several licensing and collaborative agreements with various pharmaceutical and technology companies and academic institutions for certain biological and chemical technologies. From time to time, the Company engages in discussions regarding additional strategic relationships. Currently, the Company does not have any understandings, agreements or commitments to enter into any additional strategic relationships.

      Sanofi S.A.

       In December 1995, the Company entered into an agreement with Sanofi S.A. ("Sanofi") under which it received exclusive rights to develop and market all products relating to pleconaril and related compounds for use in enterovirus and rhinovirus disease indications in the United States and Canada, as well as a right of first refusal in respect of any other indications. The Company's rights include rights to use all of Sanofi's patents, know-how and trademarks relating to pleconaril. The Company paid Sanofi a licensing fee of $1,000,000 in February 1996 and is obligated to make a milestone payment of up to $2,000,000 upon the earlier of enrollment of the first patient in a Phase III trial or December 22, 1998. In addition, the Company is required to make milestone payments upon the achievement of certain other development milestones and, until the expiration of the last patent on pleconaril or any related drug, royalty payments on any sales of products developed under the agreement in the United States and Canada. Sanofi is required to pay the Company royalties on sales in all other territories of the world during the term of the agreement (as described below) and must reimburse certain of the milestone fees previously paid by the Company upon submission of pleconaril for regulatory approval in Japan. The Company believes that the royalty rates payable by both the Company and Sanofi are comparable to the rates generally payable by other companies under similar arrangements. See "--Patents."

       Upon the completion of data analysis from the Company's Phase II trials, Sanofi has the option to co-develop the drug in the European Union. If Sanofi chooses to co-develop, Sanofi must make certain royalty payments to the Company based on sales in the European Union. If Sanofi does not choose to co-develop, it must make royalty payments to the Company based on such sales at a higher royalty rate and will be required to reimburse a percentage of all previously paid milestone fees and reduce future milestone fees by the same percentage.

       The Sanofi agreement terminates on the later of the expiration of the last patent on pleconaril or any related drug in the United States or Canada or ten years following the commencement of the Company's sale of the drug in the United States or Canada, or earlier under certain circumstances. The term automatically renews for successive five year terms unless six months' prior written notice of termination is given by either party. Pursuant to the agreement, the Company is required to purchase its entire supply of pleconaril drug substance from Sanofi. The Company has the right to manufacture, or contract with third parties to manufacture, any drug product derived from the pleconaril drug substance. See "--Manufacturing."

      Boehringer Ingelheim Pharmaceuticals, Inc.

       In July 1996, the Company entered into a collaborative drug discovery and development agreement with Boehringer Ingelheim for one hepatitis C target identified by ViroPharma. Under this agreement, the Company granted to Boehringer Ingelheim the exclusive worldwide rights to develop and commercialize compounds discovered under the agreement. In return, Boehringer Ingelheim paid a technology access fee of $1,000,000 to the Company and is required to make research and milestone payments to the Company in connection with the Company's transfer of HCV screening and assay technology and at various stages in the development of compounds under this agreement. In February 1997, ViroPharma achieved its first scientific milestone under this agreement, for which it received a milestone payment from Boehringer Ingelheim. In addition, Boehringer Ingelheim is required to make royalty payments to the Company on sales of products developed and marketed under this agreement beginning on the date a given product is first sold in a given country and ending on the date that the last patent covering such product in such country expires (or 12 years from the first sales in such country if a patent is never issued for such product in such country). The amounts of required royalty payments vary depending on which party originated the compound for the product. The Company believes that the royalty rates payable under this agreement are comparable to royalty rates generally payable by other companies under similar agreements. The term of the agreement is two years.

      Other Collaborative Agreements

       The Company is a party to collaborative drug discovery agreements with various pharmaceutical and technology companies, including 3-Dimensional Pharmaceuticals, Inc. and NPS Pharmaceuticals, Inc. Generally, under these agreements, the collaborators make available enabling technologies and compounds from their chemical libraries, and ViroPharma applies such technology and compounds to RNA virus diseases using the Company's proprietary RNA replication assays. If a successful drug is discovered, these agreements typically provide for good faith negotiations to establish the terms and conditions of a mutually acceptable collaboration agreement. Generally, any such resulting collaborative agreement will base the economic benefits to the parties upon the relative contribution by each party to a drug's discovery and development.

       The Company has established material transfer and licensing agreements and research collaborations with academic institutions and their affiliates, including the Academy of Sciences of the Czech Republic, Northwestern University, Pennsylvania State University, Renssalear Polytechnic Institute, the University of Florida and Washington

  University. Generally, these agreements provide for the licensing to the Company of materials for either (i) an initial fee and certain other fees payable by the Company, with no future commercial rights for the institution or (ii) an initial fee payable by the Company and certain rights to negotiate collaborative agreements for drug development and commercialization.

  Patents

       ViroPharma believes that patent protection and trade secret protection are important to its business and that the Company's future will depend, in part, on its ability to maintain its technology licenses, maintain trade secret protection, obtain patents and operate without infringing the proprietary rights of others both in the United States and abroad. The Company currently has filed with the PTO a patent application for technology for identifying inhibitors of RNA viruses, a patent application covering compounds active against pestivirus infection and associated RNA virus diseases, two patent applications covering compounds active against HCV and two patent applications covering compounds active against influenza viruses. The Company also has filed a patent application for technology for identifying inhibitors of RNA viruses, two patent applications covering compounds active against HCV and a patent application covering compounds active against influenza viruses in certain foreign jurisdictions. The Company has also obtained a license from Sanofi, which grants the Company exclusive rights under two issued United States patents and two related Canadian patent applications to develop, manufacture and market antiviral compounds in the United States and Canada. Pleconaril, which is currently in clinical trials, is covered by one of the licensed United States patents, which expires in 2012, and one of the licensed Canadian patent applications. The Company will be dependent on Sanofi to prosecute such patent applications and may be dependent on Sanofi to protect such patent rights. As patent applications in the United States are maintained in secrecy until patents issue and as publication of discoveries in the scientific or patent literature often lag behind the actual discoveries, the Company cannot be certain that it was the first to make the inventions covered by each of its pending patent applications or that it was the first to file patent applications for such inventions. Furthermore, the patent positions of biotechnology and pharmaceutical companies are highly uncertain and involve complex legal and factual questions, and, therefore, the breadth of claims allowed in biotechnology and pharmaceutical patents or their enforceability cannot be predicted. There can be no assurance that patents will issue from any of the Company's patent applications or, should patents issue, that the Company will be provided with adequate protection against potentially competitive products. Furthermore, there can be no assurance that should patents issue, they will be of commercial value to the Company, or that private parties, including competitors, will not successfully challenge the Company's patents or circumvent the Company's patent position in the United States or abroad. In the absence of adequate patent protection, the Company's business may be adversely affected by competitors who develop comparable technology or products. Moreover, pursuant to the terms of the Uruguay Round Agreements Act, patents filed on or after June 8, 1995 have a term of twenty years from the date of such filing, irrespective of the period of time it may take for such patent to ultimately issue. This may shorten the period of patent protection afforded to the Company's products as patent applications in the biopharmaceutical sector often take considerable time to issue. Under the Drug Price Competition and Patent Term Restoration Act of 1984, a patent which claims a product, use or method of manufacture covering drugs and certain other products may be extended for up to five years to compensate the patent holder for a portion of the time required for the United Stated Food and Drug Administration (the "FDA") review of the product. This law also establishes a period of time, following New Drug Application ("NDA") approval, during which the FDA may not accept or approve applications for certain similar or identical drugs from other sponsors unless those sponsors provide their own safety and effectiveness data. There can be no assurance that the Company will be able to take advantage of either the patent term extension or marketing exclusivity provisions of this law.

       In order to protect the confidentiality of the Company's technology, including trade secrets and know-how and other proprietary technical and business information, the Company requires all of its employees, consultants, advisors and collaborators to enter into confidentiality agreements that prohibit the use or disclosure of information that is deemed confidential. The agreements also oblige the Company's employees, consultants, advisors and collaborators to assign to the Company ideas, developments, discoveries and inventions made by such persons in connection with their work with the Company. There can be no assurance that confidentiality will be maintained or disclosure prevented by these agreements or that the Company's proprietary information or intellectual property will be protected thereby or that others will not independently develop substantially equivalent proprietary information or intellectual property.

       The pharmaceutical industry is highly competitive and patents have been applied for by, and issued to, other parties relating to products competitive with those being developed by the Company. Therefore, the Company's drug candidates may give rise to claims that they infringe the patents or proprietary rights of other parties existing now and in the future. Furthermore, to the extent that ViroPharma or its consultants or research collaborators use intellectual property owned by others in work performed for the Company, disputes may also arise as to the rights in such intellectual property or in related or resulting know-how and inventions. An adverse claim could subject the Company to significant liabilities to such other parties and/or require disputed rights to be licensed from such other parties. There can be no assurance that any license required under any such patents or proprietary rights would be made available on terms acceptable to the Company, if at all. If the Company does not obtain such licenses, it may encounter delays in product market introductions, or may find that the development, manufacture or sale of products requiring such licenses may be precluded. In addition, the Company could incur substantial costs in defending itself in legal proceedings instituted before the PTO or in a suit brought against it by a private party based on such patents or proprietary rights, or in suits by the Company asserting its patent or proprietary rights against another party, even if the outcome is not adverse to the Company. The Company has not conducted any searches or made any independent investigations of the existence of any patents or proprietary rights of other parties. See "Important Factors Regarding Forward-Looking Statements--Uncertain Ability to Protect Patents and Proprietary Technology and Information" attached in Exhibit 99 to this Annual Report on Form 10-K.

  Manufacturing

       The Company does not currently have manufacturing capabilities, nor does the Company intend to develop such capabilities for any products in the near future. The Company believes that internal manufacturing capabilities will not be necessary to successfully commercialize its products. Pleconaril drug substance is prepared from readily available materials using well-established synthetic processes. Technology involved in the production of pleconaril is proprietary and covered by a patent licensed to the Company by Sanofi. The Company has an agreement with Sanofi for the supply of pleconaril drug substance for clinical trials. Sanofi is required to supply the Company's needs at cost during drug development and at cost plus a reasonable mark-up for any commercial sales in the United States and Canada. The Company is obligated to purchase pleconaril drug substance exclusively from Sanofi. In the event that Sanofi is unable to satisfy the Company's requirements and the Company is required to find an additional or alternative source, there may be additional cost and delay in product development or commercialization. The Company anticipates that its current supply of pleconaril drug substance will be sufficient to complete its ongoing clinical trials for viral meningitis and hand-foot-and-mouth disease, and its planned clinical trial for "summer flu." The Company may require additional quantities of pleconaril drug substance to complete its planned clinical trial for the common cold. The Company believes that it will be able to obtain drug substance from Sanofi and, if necessary, other manufacturers for the production of pleconaril drug product on terms acceptable to the Company. The Company intends to contract third party manufacturers for the preparation of other compounds and drug substances and products for preclinical research and commercial production. See "Important Factors Regarding Forward-Looking Statements--Absence of Manufacturing Capabilities" attached in Exhibit 99 to this Annual Report on Form 10-K and "- -Strategic Relationships--Sanofi S.A." The Company is currently negotiating with several contractors for the commercial manufacture of the liquid formulation of pleconaril drug product. The Company has established quality control guidelines, which require that third party manufacturers under contract produce the drug product in accordance with the FDA's Good Manufacturing Practices ("GMP") requirements. The Company maintains confidentiality agreements with potential and existing manufacturers in order to protect its proprietary rights related to pleconaril.

  Marketing

       ViroPharma does not currently have a sales and marketing organization. Under its agreement with Sanofi, the Company has the right to market and sell pleconaril for all enterovirus and rhinovirus indications in the United States and Canada. Because patients with viral meningitis typically present in a hospital emergency room setting, the Company is contemplating establishing a focused sales force to service this concentrated, hospital-based market. There can be no assurance that the Company will be successful in developing a sales force, penetrating the markets for any proposed products or achieving market acceptance of its products. The success and commercialization of the Company's other potential products will be dependent, in part, upon the ability of the Company to maintain its existing arrangement with Boehringer Ingelheim, which governs marketing of the Company's proposed product for hepatitis C, and to enter into additional collaborative agreements for other potential products. The Company presently intends to co-market and co-promote products developed for hand-foot-and-mouth disease, "summer flu" and the common cold indications in the United States and Canada, if and when such products are approved by regulatory agencies. There can be no assurance that any such marketing arrangements will be available on terms acceptable to the Company, if at all, that such third parties would perform adequately their obligations as expected, or that any revenue would be derived from such arrangements. See "Important Factors Regarding Forward-Looking Statements--Absence of Marketing and Sales Capability" and "--No Assurance of Market Acceptance" attached in
  Exhibit 99 to this Annual Report on Form 10-K and "-- Strategic
  Relationships."

  Government Regulation

       Regulation by governmental authorities in the United States and foreign countries is a significant factor in the Company's ongoing research and product development activities and in the manufacturing and marketing of the Company's drug candidates. All of the Company's products will require regulatory approval by governmental agencies, principally the FDA, prior to commercialization. In particular, therapeutic products for human use are subject to rigorous preclinical and clinical testing and other approval requirements by the FDA and similar health authorities in foreign countries. Various federal statutes and regulations also govern or influence the manufacturing, safety, labeling, storage, recordkeeping and marketing of such products. The process of obtaining these approvals and the subsequent compliance with appropriate statutes and regulations require the expenditure of substantial resources. Any failure by the Company or its collaborators, licensors or licensees to obtain, or any delay in obtaining, regulatory approval could adversely affect the marketing of products then being developed by the Company and its ability to receive product or royalty revenues.

       The steps required before a new drug may be commercially distributed in the United States include (i) conducting appropriate preclinical laboratory and animal tests, (ii) submitting to the FDA an IND application which must be approved before clinical trials may commence, (iii) conducting controlled human clinical trials that establish the safety and efficacy of the drug product, (iv) filing an NDA with the FDA and (v) obtaining FDA approval of the NDA prior to any commercial sale or shipment of the drug. This process can take a number of years and involve the expenditure of substantial resources. The results of preclinical studies and initial clinical trials are not necessarily predictive of the results from large-scale clinical trials, and clinical trials may require substantial additional funds, delays or modifications due to, among other factors, difficulty in obtaining sufficient patient populations, clinicians or support. In addition to obtaining FDA approval for each indication to be treated with each product, each domestic drug manufacturing establishment must register with the FDA, list its drug products with the FDA, comply with GMP requirements and be subject to inspection by the FDA. Moreover, the submission of applications for approval may require additional time to complete manufacturing stability studies. Foreign manufacturing establishments distributing drugs in the United States also must comply with GMP requirements and list their products with the FDA. They are subject to periodic inspection by the FDA or by local authorities under agreement with the FDA. See "Important Factors Regarding Forward-Looking Statements--Government Regulation; No Assurance of Regulatory Approval" attached in Exhibit 99 to this Annual Report on Form 10-K.

       Upon approval in the United States, a drug may only be marketed for the approved indications in the approved dosage forms and dosages. The FDA also may require post-marketing testing and surveillance to monitor safety and efficacy history of the approved product and continued compliance with regulatory requirements. Adverse experiences with the product must be reported to the FDA. Product approvals may be withdrawn if compliance with regulatory requirements is not maintained or if problems concerning safety or efficacy of the product occur following approval.

       The FDA also mandates that drugs be manufactured in conformity with GMP regulations. In complying with the GMP regulations, manufacturers must continue to expend time, money and effort in production, recordkeeping and quality control to ensure that the product meets applicable specifications and other requirements. The FDA periodically inspects drug manufacturing facilities to ensure compliance with applicable GMP requirements. Failure to comply subjects the manufacturer to possible FDA action, such as warning letters, suspension of manufacturing, seizure of the product, voluntary recall of a product or injunctive action. The Company currently relies on, and intends to continue to rely on, third parties to manufacture compounds and products. Such third parties will be required to comply with GMP requirements.

       Even after FDA approval has been obtained, and often as a condition to expedited approval, further studies, including post-marketing studies, may be required. Results of post-marketing studies may limit or expand the further marketing of the products. Further, if there are any modifications to the drug, including changes in indication, manufacturing process, manufacturing facility or labeling, an NDA supplement may be required to be submitted to the FDA.

       Products marketed outside the United States which are manufactured in the United States may be subject to certain FDA regulations, as well as regulation by the country in which the products are to be sold. If products are marketed abroad, the Company will also be subject to foreign regulatory requirements governing clinical trials and pharmaceutical sales, which may vary from country to country. In connection with certain of its strategic relationships, the Company's collaborators may be responsible for the foreign regulatory approval process of the Company's drugs, although the Company may be legally liable for noncompliance.

       The Company is also subject to various federal, state and local laws, rules, regulations and policies relating to safe working conditions, laboratory and manufacturing practices, the experimental use of animals and the use and disposal of hazardous or potentially hazardous substances, including radioactive compounds and infectious disease agents, used in connection with the Company's research work. The extent of government regulation which might result from future legislation or administrative action cannot be accurately predicted. Moreover, although the Company believes that its safety procedures for handling and disposing of such materials comply with current federal, state and local laws, rules, regulations and policies, the risk of accidental injury or contamination from these materials cannot be entirely eliminated.

       Moreover, the Company anticipates that Congress, state legislatures and the private sector will continue to review and assess controls on health care spending. Any such proposed or actual changes could cause the Company or its collaborators to limit or eliminate spending on development projects and may otherwise impact the Company. Additionally, in both domestic and foreign markets, sales of the Company's proposed products will depend, in part, upon the availability of reimbursement from third-party payors, such as government health administration authorities, managed care providers, private health insurers and other organizations. Significant uncertainty often exists as to the reimbursement status of newly approved health care products. In addition, third-party payors are increasingly challenging the price and cost effectiveness of medical products and services. There can be no assurance that the Company's proposed products will be considered cost effective or that adequate third-party reimbursement will be available to enable the Company to maintain price levels sufficient to realize an appropriate return on its investment in product research and development. See "Important Factors Regarding Forward-Looking Statements--Uncertainty of Pharmaceutical Pricing and Related Matters; Need for Reimbursement" attached in Exhibit 99 to this Annual Report on Form 10-K.

  Competition

       The pharmaceutical and biopharmaceutical industries are intensely competitive and are characterized by rapid technological progress. Certain pharmaceutical and biopharmaceutical companies and academic and research organizations currently engage in, or have engaged in, efforts related to the discovery and development of new antiviral medicines. Significant levels of research in chemistry and biotechnology occur in universities and other nonprofit research institutions. These entities have become increasingly active in seeking patent protection and licensing revenues for their research results. They also compete with the Company in recruiting skilled scientific talent. Many companies are developing therapies to treat viral diseases and, in this regard, are in competition with the Company. The Company believes that its ability to compete successfully will be based on its ability to create and maintain scientifically advanced technology, develop proprietary products, attract and retain scientific personnel, obtain patent or other protection for its products, obtain required regulatory approvals and manufacture and successfully market its products either alone or through outside parties.
  Some of the Company's competitors have substantially greater financial, research and development, manufacturing, marketing and human resources and greater experience in drug discovery, development, clinical trial management, FDA regulatory review, manufacturing and marketing than ViroPharma. Moreover, the Company believes that the technologies used by the Company have never been applied to develop an approved pharmaceutical product. See "Important Factors Regarding Forward-Looking Statements--Competition" and "--Rapid Technological Change and Uncertainty" attached in Exhibit 99 to this Annual Report on Form 10-K.

  Human Resources

       As of February 28, 1997, ViroPharma had 37 full-time employees, including 12 persons with Ph.D. or M.D. degrees. Twenty-nine of ViroPharma's employees are engaged in research and development activities at the Company's laboratory facility in Malvern, Pennsylvania. A significant number of the Company's management and professional employees have had prior experience with pharmaceutical, biotechnology or medical products companies. None of the Company's employees is covered by collective bargaining agreements. The Company believes that its relations with its employees are good. There can be no assurance that the Company will be able to continue to attract and retain qualified personnel, and the Company does not maintain "key man" life insurance on any of its employees. See "Important Factors Regarding Forward-Looking Statements--Dependence on Key Personnel" attached in Exhibit 99 to this Annual Report on Form 10-K.

  Scientific Advisory Board

       The Company has assembled a Scientific Advisory Board consisting of individuals with demonstrated expertise in particular fields who periodically advise the Company on matters relating to long-term scientific planning, research and development activities and technological matters. Several of the advisors have had previous scientific working relationships with members of the Company's management team.

       The members of the Company's Scientific Advisory Board are as follows:

       Hugh E. Black, D.V.M., Ph.D. is President of Hugh E. Black & Associates, Inc. In 1994, Dr. Black retired from Schering-Plough Research Institute where he served as Vice President, Drug Safety and Metabolism. Dr. Black received his D.V.M. degree from the University of Toronto and his Ph.D. degree in veterinary pathology from Ohio State University.

       Gary L. Davis, M.D., is Professor of Medicine and the Director of the Hepatobiliary Diseases Section of the Gastroenterology, Hepatology, and Nutrition Division at the University of Florida College of Medicine in Gainesville. Dr. Davis received his M.D. degree from the University of Minnesota.

       James B. Flanegan, Ph.D., is Professor of Molecular Genetics and Microbiology at the University of Florida College of Medicine in Gainesville. Dr. Flanegan received his Ph.D. degree in biochemistry from the University of Michigan.

       Frederick G. Hayden, M.D., is the S. Stuart Richardson Professor of Clinical Virology in Internal Medicine and Professor of Internal Medicine and Pathology at the University of Virginia School of Medicine in Charlottesville. Dr. Hayden received his M.D. degree from Stanford University School of Medicine.

       Michael D. Hayre, D.V.M., is Director of the Laboratory Animal Research Center, The Rockefeller University in New York. Dr. Hayre received his D.V.M. degree from Tuskegee University.

       Robert A. Lamb, Ph.D., Sc.D., is the John Evans Professor of Molecular and Cell Biology at Northwestern University and a Howard Hughes Medical Institute Investigator. Dr. Lamb received his Ph.D. in virology and Sc.D. degree from the University of Cambridge, England.

       Charles M. Rice, Ph.D., is Professor in the Department of Molecular Microbiology at Washington University School of Medicine in St. Louis, Missouri. Dr. Rice received his Ph.D. degree in biochemistry from the California Institute of Technology.

        Michael G. Rossmann, Ph.D., is the Hanley Professor of Biological Sciences at Purdue University in West Lafayette, Indiana. Dr. Rossmann received his Ph.D. degree in chemical crystallography from the University of Glasgow.

       Harley A. Rotbart, M.D. is Professor in the Departments of Pediatrics and Microbiology at the University of Colorado Health Science Center in Denver. Dr. Rotbart received his M.D. degree from Cornell University Medical College.

       Richard Whitley, M.D., is the Loeb Eminent Scholar and Professor of Pediatrics, Microbiology and Medicine at University of Alabama at Birmingham. Dr. Whitley received his M.D. degree from George Washington University School of Medicine.

       Members of the Scientific Advisory Board receive consulting fees for their services. In addition, to date, the Company has granted an aggregate of 66,300 options to members of the Scientific Advisory Board, of which 2,550 have been exercised.

  ITEM 2.   PROPERTIES

       The Company's principal facility consists of approximately 17,000 square feet of leased laboratory and office space in Malvern, Pennsylvania. The lease expires in October 1998. The Company believes its present facilities will be adequate for operations through 1998. The Company is currently negotiating with several third parties for laboratory and office space and believes it can obtain adequate laboratory and office space on acceptable terms in the Malvern area.

  ITEM 3.   LEGAL PROCEEDINGS

       None.

  ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       Pursuant to a written Consent of Holders of Preferred Stock and a written Consent of Holders of Common Stock, each dated November 5, 1996, the stockholders of the Company approved a .51 for 1 reverse stock split of the Company's Common Stock, adopted the Company's Second Amended and Restated Certificate of Incorporation, and confirmed the number of authorized shares of Common Stock and the number of shares of Common Stock issuable under the Company's 1995 Stock Option Plan. On a pre-split basis, the holders of 8,280,497 shares of Preferred Stock (out of a total of 10,957,222 shares) and the holders of 1,625,000 shares of Common Stock (out of a total of 1,767,000 shares) approved the foregoing actions. The remaining stockholders of the Company were notified of these actions as required by Section 228(d) of the Delaware General Corporation Law.

  Executive Officers of the Registrant

       The executive officers of the Company and their respective ages and positions with the Company are as follows:

        Name                 Age               Position
        ----                 ---               --------
Claude H. Nash, Ph.D.......   54  Chief Executive Officer, President and
                                  Chairman of the Board of Directors
Mark A. McKinlay, Ph.D.....   45  Vice President, Research & Development
Marc S. Collett, Ph.D......   45  Vice President, Discovery Research
Johanna A. Griffin, Ph.D...   52  Vice President, Business Development
Guy D. Diana, Ph.D.........   61  Vice President, Chemistry Research
Jon M. Rogers, M.D.........   45  Vice President, Clinical Research
Vincent J. Milano..........   33  Vice President, Finance & Administration and Treasurer
Thomas F. Doyle............   36  Executive Director, Counsel and Secretary

       Claude H. Nash, Ph.D., a co-founder of the Company, has served as Chairman of the Board of Directors since February 1997, and as Chief Executive Officer, President and director since the Company's commencement of operations in December 1994. From 1983 until 1994, Dr. Nash served as Vice President, Infectious Disease and Tumor Biology at Schering-Plough Research Institute, where he was responsible for discovery research strategy and advancing new compounds into clinical development. Dr. Nash received his Ph.D. from Colorado State University.

       Mark A. McKinlay, Ph.D., a co-founder of the Company, has served as Vice President, Research & Development since the Company's commencement of operations in December 1994, and served as Secretary from December 1994 until February 1997. From 1989 through 1994, Dr. McKinlay served in several positions, including Senior Director, at Sterling Winthrop Pharmaceuticals Research Division, where he was responsible for developing strategy and implementing plans for the development of several compounds. Dr. McKinlay received his Ph.D. from Rensselear Polytechnic Institute.

       Marc S. Collett, Ph.D., a co-founder of the Company, has served as Vice President, Discovery Research of the Company since the Company's commencement of operations in December 1994. From 1993 until he co-founded the Company, he served as Senior Director, Viral Therapeutics at PathoGenesis Corporation, where, among other things, he established an anti-viral discovery program. Prior to joining PathoGenesis Corporation, Dr. Collett served as Director, Virology & Antibody Engineering and Director, Biochemical Virology at MedImmune, Inc., where he was employed from 1988 to 1993. Dr. Collett received his Ph.D. from the University of Michigan.

       Johanna A. Griffin, Ph.D., a co-founder of the Company, has served as Vice President, Business Development since June 1995 and, from the Company's commencement of operations in December 1994 until June 1995, served as Executive Director, Business Development. From 1990 until she joined the Company, Dr. Griffin served as Director of Molecular Biology at Boehringer Ingelheim Pharmaceuticals, Inc. where she participated in the clinical development of antiviral drugs and the promotion of international
  pharmaceutical and biotechnology relationships.   Dr. Griffin received her
  Ph.D. from the University of Alabama at Birmingham.

       Guy D. Diana, Ph.D., a co-founder of the Company, has served as Vice President, Chemistry Research since June 1995 and, from the Company's commencement of operations in December 1994 until June 1995, as Executive Director, Chemistry Research. Prior to joining ViroPharma, he worked at Sterling Winthrop for 33 years, most recently as a Senior Fellow in Medicinal Chemistry, where he participated in the design and synthesis of antiviral agents and led the team that discovered pleconaril. Dr. Diana received his Ph.D. from Rice University.

       Jon M. Rogers, M.D., has served as Vice President, Clinical Research since joining ViroPharma in June 1996. From February 1995 until he joined the Company, Dr. Rogers was Vice President of Medical and Scientific Affairs for the pharmaceuticals and diagnostics divisions of Boehringer Mannheim Corporation, where his responsibilities included the development of pharmaceuticals and diagnostics products. From August 1989 through February 1995, Dr. Rogers served in various positions at Sterling Winthrop, the latest being Senior Director of Clinical Research. At Sterling Winthrop, Dr. Rogers was responsible for the development of cardiovascular, central nervous system, pulmonary and antithrombotic pharmaceutical products. Dr. Rogers received his M.D. from the University of Cincinnati College of Medicine.

       Vincent J. Milano has served as Vice President, Finance & Administration of the Company since February 1997, as Treasurer since July 1996, and as Executive Director, Finance & Administration from joining ViroPharma in April 1996 until February 1997. From 1985 until he joined the Company, Mr. Milano was with KPMG Peat Marwick LLP, where he was Senior Manager since 1991. At KPMG Peat Marwick LLP, Mr. Milano specialized in public offerings and other Securities and Exchange Commission filings, strategic alliances and mergers and acquisitions, principally for life sciences companies. Mr. Milano is a Certified Public Accountant. Mr. Milano received his B.S. in accounting from Rider College.

       Thomas F. Doyle has served as Secretary since February 1997 and as Executive Director, Counsel since joining the Company in November 1996. From 1990 until he joined the Company, Mr. Doyle was a corporate attorney with the law firm of Pepper, Hamilton & Scheetz, where he specialized in intellectual property, venture capital financing and strategic alliances for technology based companies. Mr. Doyle received his J.D. from Temple University School of Law. Prior to attending Temple University, Mr. Doyle was a Certified Public Accountant. Mr. Doyle received his B.S. in accounting from Mt. St. Mary's College.

                                    PART II

  ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
            STOCKHOLDER MATTERS

  Market Information

       The Company's Common Stock is traded on the National Market segment of The Nasdaq Stock Market under the symbol "VPHM." The Company commenced trading on The Nasdaq Stock Market on November 19, 1996. The following table sets forth the high and low sale prices as quoted on The Nasdaq Stock Market.

                                                        High       Low

       Fourth Quarter, 1996 ........................   $ 8.75     $ 7.00

       January 1, 1997 through February 28, 1997 ...   $13.50     $9.375

  Holders and Dividends

       There were approximately forty-two record-holders of the Company's Common Stock as of February 28, 1997. The Company has not declared or paid cash dividends on its Common Stock since its inception and does not intend to do so in the foreseeable future. See "Management's Discussion and Analysis of Financial Condition and Results of Operation" in Item 7 of this Annual Report on Form 10-K.

  Recent Sales of Unregistered Securities

       In May 1996, the Company sold 3,222,222 shares of Series C Convertible Preferred Stock for an aggregate of $7,249,999.50, or $2.25 per share, to private investors and the executive officers of the Company. All such shares of Series C Convertible Preferred Stock converted into an aggregate of 1,643,333 shares of Common Stock upon the closing of the Company's initial public offering on November 22, 1996.

       Options to purchase 21,420 shares of Common Stock were exercised during 1996. Pursuant to a right granted in December 1994, Dr. Frank Baldino, Jr., a director of the Company, purchased 51,000 shares of Common Stock in January 1996.

  ITEM 6.  SELECTED FINANCIAL DATA

       The selected financial data presented below under the caption "Balance Sheet Data" as of December 31, 1994, 1995 and 1996, and under the caption "Statement of Operations Data" for the period from December 5, 1994 (inception) through December 31, 1994 and the years ended December 31, 1995 and December 31, 1996 are derived from financial statements of the Company which have been audited by KPMG Peat Marwick LLP, independent certified public accountants. The data set forth below should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations, the Financial Statements and the Notes thereto and the other financial information included elsewhere in this Report. The Company is considered a "development stage company" as described in Note 1 of the Company's Financial Statements.

                                  Period from
                                  December 5,
                                      1994
                                  (inception)
                                    through         Year Ended         Year Ended
                                  December 31,      December 31,       December 31,
                                      1994            1995               1996
                                  ------------     --------------      ------------
     Statement of Operations
      Data:
     License fee.................          --                 --        $ 1,000,000
     Grant revenue............... $        --        $    90,813            436,081
                                  -----------        -----------        -----------
     Total revenues..............          --             90,813          1,436,081
                                  -----------        -----------        -----------

     Operating expenses:
     Research and development....      75,779          2,930,106          6,694,703
     General and administrative..     243,318          1,091,299          1,421,524
                                  -----------        -----------        -----------
     Total operating expenses....     319,097          4,021,405          8,116,227

     Interest income, net........          --             75,730            285,142
                                  -----------        -----------        -----------
     Net loss.................... $  (319,097)       $(3,854,862)       $(6,395,004)
                                  ===========        ===========        ===========

     Pro forma net loss per
      share(1)...................                    $      (.98)       $      (.93)
     Shares used in computing
      pro forma net loss per
      share(1)...................                      3,931,743          6,839,674


                                                    December 31,
                                  -------------------------------------------------
                                      1994               1995               1996
                                  ------------     --------------      ------------
     Balance Sheet Data:
     Cash, cash equivalents and
      short-term investments.....   $  22,870        $ 4,713,426        $22,547,679
     Working capital (deficit)...    (243,172)         3,270,375         20,001,703
     Total assets................      24,870          4,873,845         23,452,879
     Long-term capital leases....          --                 --            104,571
     Mandatorily redeemable
      convertible preferred
      stock......................      60,000          7,416,604                 --
     Total stockholders' equity
      (deficit)..................    (303,172)        (4,089,758)        20,605,161

----------------
(1) See Note 2 of Notes to Financial Statements.

  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

       This discussion contains forward-looking statements which involve risks and uncertainties. The Company's actual results may differ significantly from the results discussed in forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in "Important Factors Regarding Forward-Looking Statements" attached hereto as Exhibit 99.

       Since inception, the Company has devoted substantially all of its resources to its research and product development programs. ViroPharma has generated no revenues from product sales and has been dependent upon funding primarily from equity financing. The Company does not expect any revenues from product sales for at least the next three year period. The Company has not been profitable since inception and has incurred a cumulative net loss of $10,568,963 through December 31, 1996. Losses have resulted principally from costs incurred in research and development activities and general and administrative expenses. The Company expects to incur additional operating losses over at least the next several years. The Company expects such losses to increase over historical levels as the Company's research and development expenses increase due to further clinical trials and preclinical development of the Company's most advanced drug candidate, pleconaril, and further research and development related to other product candidates. The Company's ability to achieve profitability is dependent on developing and obtaining regulatory approvals for its product candidates, successfully commercializing such product candidates, which may include entering into collaborative agreements for product development and commercialization, and securing contract manufacturing services.

  Results of Operations

  Years ended December 31, 1996 and 1995

       The Company received a non-refundable technology access fee of $1,000,000 from Boehringer Ingelheim and earned $436,081 of grant revenue for the year ended December 31, 1996. The Company earned $90,813 in grant revenues during the year ended December 31, 1995. Net interest income increased to $285,142 for the year ended December 31, 1996 from $75,730 for the year ended December 31, 1995, principally due to larger invested balances provided by the proceeds of the Company's initial public offering.

       Research and development expenses increased to $6,694,703 for the year ended December 31, 1996 from $2,930,106 for the year ended December 31, 1995. The increase was principally due to clinical trials related to pleconaril, a milestone payable to Sanofi and the advancement of drug candidates for the Company's influenza, hepatitis C and viral pneumonia programs.

       General and administrative expenses increased to $1,421,524 for the year ended December 31, 1996 from $1,091,299 for the year ended December 31, 1995. The increase was principally due to increased salary expenses and facilities costs, as well as to increased costs associated with the pursuit of corporate collaborations.

       The net loss increased to $6,395,004 for the year ended December 31, 1996 from $3,854,862 for the year ended December 31, 1995.

  Year ended December 31, 1995 and period ended December 31, 1994

       The Company commenced operations on December 5, 1994. Therefore, the period ended December 31, 1994 was 26 days long. Comparisons between such period and the complete year 1995 may not be meaningful.

       Grant revenue for the year ended December 31, 1995 was $90,813. The Company earned no revenues for the period ended December 31, 1994. Interest income aggregated $75,730 in 1995. There was no interest income in 1994.

       Research and development expenses increased to $2,930,106 for the year ended December 31, 1995 from $75,779 for the period ended December 31, 1994. The increase was due to 12 months of expenses being reflected in 1995, a milestone payable to Sanofi, expenses related to the commencement of clinical development of pleconaril and increased spending related to the Company's drug discovery efforts.

       General and administrative expenses increased to $1,091,299 for the year ended December 31, 1995 from $243,318 for the period ended December 31, 1994. The increase was due to 12 months of expenses being reflected in 1995, as well as to increased salary costs, facilities costs and costs associated with the pursuit of corporate collaborations.

       Net loss for the year ended December 31, 1995 was $3,854,862. Net loss for the period ended December 31, 1994 was $319,097.

  Liquidity and Capital Resources

       The Company commenced operations in December 1994. The Company is a development stage company and to date has not generated revenues from product sales. The cash flows used in operations are for research and development activities and the supporting general and administrative expenses. Through December 31, 1996, the Company has used approximately $7.8 million in operating activities. The Company invests its cash in short-term investments. Through December 31, 1996, the Company has used approximately $12.4 million in investing activities, primarily for short-term investments. Through December 31, 1996, the Company has financed its operations primarily through an initial public offering of Common Stock and private placements of redeemable preferred stock and Common Stock totaling approximately $32.7 million. At December 31, 1996, the Company had cash and cash equivalents and short-term investments aggregating approximately $22.5 million.

       The Company leases its corporate and research and development facilities under an operating lease expiring in 1998. The Company is currently negotiating with several third parties for laboratory and office space and believes that it can secure adequate facilities on terms acceptable to the Company after the current operating lease expires. The Company has financed substantially all of its equipment under two master lease agreements and one bank loan. The bank loan, which was consummated in February 1997, is for $600,000, is payable in equal annual installments over 72 months and bears interest at approximately 9%. The Company is required to repay amounts outstanding under the two leases within periods ranging from 32 to 48 months. As of February 28, 1997, outstanding borrowings under these arrangements are approximately $1.7 million. The Company is required to make a milestone payment to Sanofi of up to $2 million upon the earlier of a future milestone event as defined in the agreement with Sanofi or December 1998. In addition, the Company would also be required to make certain significant additional payments, including royalties, as defined, should agreed-upon future milestones be attained.

       The Company has incurred losses from its operations since inception. The Company expects to incur additional operating losses over at least the next several years. The Company expects such losses to increase over historical levels as the Company's research and development expenses increase due to further clinical trials and preclinical development of the Company's most advanced drug candidate, pleconaril, and further research and development related to other product candidates. The Company will require additional financing for operations and expansion of its facilities prior to achieving positive cash flows from its commercial activities. The Company expects that it will need additional financing to complete all clinical studies for pleconaril and other development and required testing for any other of the Company's product candidates. To obtain this financing, the Company may seek to access the public or private equity markets or enter into additional arrangements with corporate collaborators. To the extent the Company raises additional capital by issuing equity securities, ownership dilution to existing stockholders may result. There can be no assurance, however, that additional financing will be available on acceptable terms from any source.

  ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

       The financial statements of the Company required by this item are attached to this Report beginning on page F-1.

  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

       None.


                                    PART III

  ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

       The information concerning the Company's directors and regarding compliance with Section 16 of the Securities Exchange Act of 1934 required by this Item will be set forth in the Company's definitive Proxy Statement, to be filed within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, and is incorporated by reference to the Company's Proxy Statement.

       The information concerning the Company's executive officers required by this Item is incorporated by reference herein to the section of this Report in
  Part I, Item 4 entitled "Executive Officers of the Registrant."


  ITEM 11.  EXECUTIVE COMPENSATION

       The information required by this Item will be set forth in the Company's definitive Proxy Statement, to be filed within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, and is incorporated by reference to the Company's Proxy Statement.


  ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

       The information required by this Item will be set forth in the Company's definitive Proxy Statement, to be filed within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, and is incorporated by reference to the Company's Proxy Statement.


  ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

       The information required by this Item will be set forth in the Company's definitive Proxy Statement, to be filed within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, and is incorporated by reference to the Company's Proxy Statement.

                                    PART IV


  ITEM 14.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

       (a)     List of documents filed as part of this report:

                 (1) Financial Statements. The Financial Statements listed in
                     --------------------
  the accompanying Index to Financial Statements appearing on page F-1 are filed as part of this annual report on Form 10-K.

                 (2) Financial Statement Schedules.  All schedules are omitted
                     -----------------------------
  because they are not applicable, or not required, or because the required information is included in the Financial Statements or notes thereto.

                 (3) Exhibits. The following is a list of Exhibits filed as part
                     --------
  of this annual report on Form 10-K. Where so indicated by footnote, Exhibits which were previously filed are incorporated by reference. For Exhibits incorporated by reference, the location of the Exhibit in the previous filing is indicated in parentheses.

    Exhibit No.      Description
    -----------      -----------

       3.1 Second Amended and Restated Certificate of Incorporation of the Company.(1) (Exhibit 3.1)

       3.2           By-Laws of the Company, as amended.(1) (Exhibit 3.2)

       10.1++        1995 Stock Option Plan.(1) (Exhibit 10.1)

       10.2++ ViroPharma 401(k) Employee Savings Plan, effective July 1, 1995. (1) (Exhibit 10.2)

       10.3 Lease dated September 19, 1995 between the Company and Centocor Property Management Corp. (1) (Exhibit 10.3)

       10.4 Master Lease Agreement dated September 13, 1995 between the Company and Comdisco, Inc. (1) (Exhibit 10.4)

       10.5 Master Equipment Lease No. 053-0005 dated December 1, 1995 between the Company and Phoenix Leasing Incorporated. (1) (Exhibit 10.5)

       10.6+ Agreement dated December 22, 1995 between the Company and Sanofi. (1) (Exhibit 10.6)

       10.7+ Collaborative Research Agreement dated as of July 23, 1996 between the Company and Boehringer Ingelheim
                     Pharmaceuticals, Inc. (1) (Exhibit 10.7)

       10.8          Form of Employment Agreement. (1) (Exhibit 10.8)

       10.9          Form of Indemnification Agreement. (1) (Exhibit 10.9)

       10.10         Form of Employee Stock Purchase Agreement. (1)
                     (Exhibit 10.10)

       10.11 Restricted Stock Purchase Agreement dated as of January 17, 1996, by and between the Company and Frank Baldino, Jr. (1) (Exhibit 10.11)

       10.12 Series B Convertible Preferred Stock Purchase Agreement dated as of June 16, 1995 among the Company and each of the entities on the "Schedule of Purchasers" attached thereto as Schedule A. (1) (Exhibit 10.12)

       10.13 Series C Convertible Preferred Stock Purchase Agreement dated as of May 30, 1996 among the Company and each of the individuals and entities on the "Schedule of Purchasers" attached thereto as Schedule A. (1) (Exhibit 10.13)

       10.14 Form of Warrants to Purchase Series B Preferred Stock dated March 3, 1995 and May 12, 1995. (1) (Exhibit 10.14)

       10.15 Warrant Agreement dated as of September 13, 1995 between the Company and Comdisco, Inc. (1) (Exhibit 10.15)

       10.16 Amended and Restated Investors' Rights Agreement, dated as of May 30, 1996, by and among the Company and the persons identified on Schedule A, Schedule B and the Schedule of Founders thereto. (1) (Exhibit 10.16)

       10.17 Form of Amendment to Employee Stock Purchase Agreement. (1) (Exhibit 10.17)

       10.18 Amendment to Restricted Stock Purchase Agreement dated as of January 17, 1996, among the Company and Frank Baldino, Jr., dated as of January 17, 1996. (1) (Exhibit 10.18)

       24*           Power of Attorney (included on signature page).

       27*           Financial Data Schedule.

       99*           Important Factors Regarding Forward-Looking Statements.
  _______________
  *    Filed herewith.

  + Portions of this exhibit were omitted and filed separately with the Secretary of the Commission pursuant to an application for confidential treatment filed with the Commission pursuant to Rule 406 under the Securities Act of 1933, as amended.

  ++   Compensation plans and arrangements for executives and others.

(1) Filed as an Exhibit to Registration Statement on Form S-1 (File No. 333-12407), as amended, initially filed on September 20, 1996.

       Copies of the exhibits are available to stockholders from Thomas F. Doyle, Executive Director, Counsel and Secretary, ViroPharma Incorporated, 76 Great Valley Parkway, Malvern, Pennsylvania 19355. There will be a fee to cover the Company's expenses in furnishing the exhibits.

       (b)    Reports on Form 8-K

  There were no reports on Form 8-K filed by the Company for the quarter ended December 31, 1996.

                                    SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      VIROPHARMA INCORPORATED



                                      By:/s/ Vincent J. Milano
                                         ---------------------------------------
                                      Vincent J. Milano
                                      Vice President, Finance and Administration
                                      and Treasurer

                               POWER OF ATTORNEY

       KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints each of Claude H. Nash and Vincent J. Milano as his or her attorney-in-fact, with the full power of substitution, for him or her in any and all capacities, to sign any amendments to this Report, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorney-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


Name                         Capacity                      Date
----                         --------                      ----

/s/Claude H. Nash             President, Chief Executive   March 7, 1997
----------------------------  Officer and Chairman of the
Claude H. Nash                Board (Principal Executive
                              Officer)

/s/Vincent J. Milano          Vice President, Finance and  March 7, 1997
----------------------------  Administration (Principal
Vincent J. Milano             Financial and Accounting
                              Officer)

/s/Claude H. Nash             Director                     March 7, 1997
----------------------------
Claude H. Nash

/s/Frank Baldino, Jr., Ph.D.  Director                     March 7, 1997
----------------------------
Frank Baldino, Jr., Ph.D.

/s/Steve Dow                  Director                     March 7, 1997
----------------------------
Steve Dow

/s/Jon N. Gilbert             Director                     March 7, 1997
----------------------------
Jon N. Gilbert

/s/Ann H. Lamont              Director                     March 7, 1997
----------------------------
Ann H. Lamont

/s/Christopher Moller, Ph.D.  Director                     March 7, 1997
----------------------------
Christopher Moller, Ph.D.

/s/David I. Scheer            Director                     March 7, 1997
----------------------------
David I. Scheer

                            ViroPharma Incorporated
                         (A Development Stage Company)

                             Financial Statements

                          December 31, 1995 and 1996

                  (With Independent Auditors' Report Thereon)

                            ViroPharma Incorporated
                         (A Development Stage Company)


                         Index to Financial Statements

                                                                                         Page
                                                                                         ----
Independent Auditors' Report                                                              F-2

Financial Statements:
     Balance Sheets at December 31, 1995 and 1996                                         F-3


     Statements of Operations for the period December 5, 1994 (inception) to
          December 31, 1994, the years ended December 31, 1995 and 1996 and the
          period December 5, 1994 (inception) to December 31, 1996                        F-4


     Statements of Stockholders' Equity (Deficit) for the period December 5,
          1994 (inception) to December 31, 1994 and the years ended December 31,
          1995 and 1996                                                                   F-5


     Statements of Cash Flows for the period December 5, 1994 (inception) to
          December 31, 1994, the years ended December 31, 1995 and 1996 and the
          period December 5, 1994 (inception) to December 31, 1996                        F-6

     Notes to Financial Statements                                                        F-7

                         Independent Auditors' Report

The Stockholders and Board of Directors
ViroPharma Incorporated:

We have audited the accompanying balance sheets of ViroPharma Incorporated (A Development Stage Company) as of December 31, 1995 and 1996, and the related statements of operations, stockholders' equity (deficit) and cash flows for the period from December 5, 1994 (inception) to December 31, 1994 and the years ended December 31, 1995 and 1996, and for the period December 5, 1994 (inception) to December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ViroPharma Incorporated (A Development Stage Company) as of December 31, 1995 and 1996, and the results of its operations and its cash flows for the period from December 5, 1994 (inception) to December 31, 1994 and the years ended December 31, 1995 and 1996, and for the period December 5, 1994 (inception) to December 31, 1996, in conformity with generally accepted accounting principles.




                                                           KPMG Peat Marwick LLP


Philadelphia, Pennsylvania
February 28, 1997

                            ViroPharma Incorporated

                         (A Development Stage Company)

                                Balance Sheets
                          December 31, 1995 and 1996


                                                  Assets                                          1995                 1996
                                                                                                  ----                 ----
Current assets:
      Cash and cash equivalents                                                        $            337,044            10,810,310
      Short-term investments                                                                      4,376,382            11,737,369
      Other current assets                                                                          103,948               197,171
                                                                                                 ----------          ------------
                 Total current assets                                                             4,817,374            22,744,850
Equipment and leasehold improvements, net                                                                 -               672,029
Other assets                                                                                         56,471                36,000
                                                                                                -----------          ------------
                 Total assets                                                          $          4,873,845            23,452,879
                                                                                                ===========          ============

                              Liabilities and Stockholders' Equity (Deficit)

Current liabilities:
      Accounts payable                                                                              310,560               356,171
      Notes payable                                                                                  37,500                     -
      Obligation under capital lease - current                                                            -                52,950
      Accrued expenses and other current liabilities                                              1,198,939             2,334,026
                                                                                                -----------          ------------
                 Total current liabilities                                                        1,546,999             2,743,147
Obligation under capital lease - noncurrent                                                               -               104,571
                                                                                                -----------          ------------
                                                                                                  1,546,999             2,847,718
                                                                                                -----------          ------------
Mandatorily redeemable convertible preferred stock, par value $.001 per share
      (at redemption value which includes accretion of $19,104 at December 31,
      1995); issuable in Series A, B and C. Authorized 10,315,000 shares in 1995 and none in 1996; issued and outstanding 7,735,000 shares in 1995 and none in 1996; converted into 5,588,191 common shares upon consummation of
      initial public offering in 1996                                                             7,416,604                     -
                                                                                                -----------          ------------
Stockholders' equity (deficit):
      Preferred stock, par value $.001 per share.  Authorized 5,000,000 shares
          in 1996; none outstanding                                                                       -                     -
      Common stock, par value $.002 per share. Authorized 12,790,000 shares in
          1995 and 27,000,000 shares in 1996; issued and outstanding 828,750
          shares at December 31, 1995 and 9,076,861 at December 31, 1996                              1,657                18,154
      Additional paid-in capital                                                                    103,577            31,758,996
      Deferred compensation                                                                         (47,775)             (661,337)
      Unrealized gains on available for sales securities                                             26,742                58,311
      Deficit accumulated during the development stage                                           (4,173,959)          (10,568,963)
                                                                                                -----------          ------------
                 Total stockholders' equity (deficit)                                            (4,089,758)           20,605,161
Commitments.                                                                                    -----------          ------------
                 Total liabilities and stockholders' equity
                      (deficit)                                                        $          4,873,845            23,452,879
                                                                                                ===========          ============

See accompanying notes to financial statements.

                            ViroPharma Incorporated
                         (A Development Stage Company)

                           Statements of Operations

           Period December 5, 1994 (inception) to December 31, 1994,
          the years ended December 31, 1995 and 1996, and the period
               December 5, 1994 (inception) to December 31, 1996


                                                                                                              Period
                                                       December 5,                                          December 5,
                                                          1994                   Year ended                    1994
                                                     (inception) to              December 31,             (inception) to
                                                      December 31,           --------------------           December 31,
                                                          1994               1995            1996              1996
                                                          ----               ----            ----              ----
Revenues:
      License fee                              $                 -                -         1,000,000         1,000,000
      Grant revenue                                              -           90,813           436,081           526,894
                                                          --------        ---------         ---------       -----------
             Total revenues                                      -           90,813         1,436,081         1,526,894
                                                          --------        ---------         ---------       -----------
Operating expenses incurred in the
      development stage:
         Research and development                           75,779        2,930,106         6,694,703         9,700,588
         General and administrative                        243,318        1,091,299         1,421,524         2,756,141
                                                          --------        ---------         ---------       -----------
             Total operating expenses                      319,097        4,021,405         8,116,227        12,456,729
                                                          --------        ---------         ---------       -----------
             Loss from operations                         (319,097)      (3,930,592)       (6,680,146)      (10,929,835)
Interest income, net                                         -               75,730           285,142           360,872
                                                          --------        ---------         ---------       -----------
             Net loss                          $          (319,097)      (3,854,862)       (6,395,004)      (10,568,963)
                                                          ========        =========         =========       ===========
Accretion of redemption value attribut-
      able to mandatorily redeemable
      convertible preferred stock                                -           19,104         1,597,341         1,616,445
                                                          --------        ---------         ---------       -----------
Net loss allocable to common
      shareholders                             $          (319,097)      (3,873,966)       (7,992,345)      (12,185,408)
                                                          ========        =========         =========       ===========

Pro forma net loss per share                                          $        (.98)             (.93)
                                                                          =========         =========
Shares used in computing pro forma
      net loss per share                                                  3,931,743         6,839,674
                                                                          =========         =========

See accompanying notes to financial statements.

                            ViroPharma Incorporated
                         (A Development Stage Company)

                 Statements of Stockholders' Equity (Deficit)
           Period December 5, 1994 (inception) to December 31, 1994
                and the years ended December 31, 1995 and 1996


                                                                              Common stock                                 Notes
                                                                     -----------------------------        Additional     receivable
                                                                       Number                               paid-in       on common
                                                                      of shares           Amount            capital         stock
                                                                      ---------           ------            -------         -----

Balance, December 5, 1994 (inception)                                           -               -                     -           -

      Issuance of common stock to founders                                828,750   $       1,657                79,593      (1,625)
      Amortization of deferred compensation                                     -               -                     -           -
      Net loss for period                                                       -               -                     -           -
                                                                  ---------------      ----------     -----------------    --------

Balance, December 31, 1994                                                828,750           1,657                79,593      (1,625)

      Proceeds from notes receivable                                            -               -                     -       1,625
      Issuance costs of Series A and B preferred stock                          -               -               (46,912)          -
      Unrealized gains on available for sale securities                         -               -                     -           -
      Amortization of deferred compensation                                     -               -                     -           -
      Accretion of redemption value attributable to mandatorily
         redeemable convertible preferred stock                                 -               -               (19,104)          -
      Value attributed to issuance of warrants                                  -               -                90,000           -
      Net loss                                                                  -               -                     -           -
                                                                  ---------------      ----------     -----------------    --------

Balance, December 31, 1995                                                828,750           1,657               103,577           -

      Deferred compensation resulting from grant of options                     -               -               753,461           -
      Amortization of deferred compensation                                     -               -                     -           -
      Unrealized gains on available for sale securities                         -               -                     -           -
      Issuance costs of Series C preferred stock                                -               -               (27,100)          -
      Exercise of common stock options                                     72,420             145                 6,955           -
      Value attributed to issuance of warrants                                  -               -                19,920           -
      Accretion of redemption value attributable
         to mandatorily redeemable convertible preferred stock                  -               -            (1,597,341)          -
      Conversion of preferred stock to common stock                     5,588,191          11,177            16,253,022           -
      Issuance of  common stock, net of issuance costs                  2,587,500           5,175            16,246,502           -
      Net loss                                                                  -               -                     -           -
                                                                  ---------------      ----------     -----------------    --------
Balance, December 31, 1996                                              9,076,861   $      18,154            31,758,996           -
                                                                  ===============      ==========     =================    ========


                                                                                 Unrealized      Deficit
                                                                                   gains on     accumulated          Total
                                                                                  available      during the      stockholders'
                                                                    Deferred        for sale     development          equity
                                                                  compensation     securities       stage           (deficit)
                                                                  ------------     ----------       -----            -------

Balance, December 5, 1994 (inception)                                        -              -                 -                 -

      Issuance of common stock to founders                             (79,625)             -                 -                 -
      Amortization of deferred compensation                             15,925              -                 -            15,925
      Net loss for period                                                    -              -          (319,097)         (319,097)
                                                                  ------------     ----------       -----------       -----------
Balance, December 31, 1994                                             (63,700)             -          (319,097)         (303,172)

      Proceeds from notes receivable                                         -              -                 -             1,625
      Issuance costs of Series A and B preferred stock                       -              -                 -           (46,912)
      Unrealized gains on available for sale securities                      -         26,742                 -            26,742
      Amortization of deferred compensation                             15,925              -                 -            15,925
      Accretion of redemption value attributable to mandatorily
         redeemable convertible preferred stock                              -              -                 -           (19,104)
      Value attributed to issuance of warrants                               -              -                 -            90,000
      Net loss                                                               -              -        (3,854,862)       (3,854,862)
                                                                  ------------     ----------        ----------       -----------
Balance, December 31, 1995                                             (47,775)        26,742        (4,173,959)       (4,089,758)

      Deferred compensation resulting from grant of options           (753,461)             -                 -                 -
      Amortization of deferred compensation                            139,899              -                 -           139,899
      Unrealized gains on available for sale securities                      -         31,569                 -            31,569
      Issuance costs of Series C preferred stock                             -              -                 -           (27,100)
      Exercise of common stock options                                       -              -                 -             7,100
      Value attributed to issuance of warrants                               -              -                 -            19,920
      Accretion of redemption value attributable
         to mandatorily redeemable convertible preferred stock               -              -                 -        (1,597,341)
      Conversion of preferred stock to common stock                          -              -                 -        16,264,199
      Issuance of  common stock, net of issuance costs                       -              -                 -        16,251,677
      Net loss                                                               -              -        (6,395,004)       (6,395,004)
                                                                  ------------     ----------        ----------       -----------
Balance, December 31, 1996                                            (661,337)        58,311       (10,568,963)       20,605,161
                                                                  ============     ==========        ==========       ===========

See accompanying notes to financial statements.

                            ViroPharma Incorporated
                         (A Development Stage Company)

                           Statements of Cash Flows

           Period December 5, 1994 (inception) to December 31, 1994,
          the years ended December 31, 1995 and 1996, and the period
               December 5, 1994 (inception) to December 31, 1996




                                                                                                                        Period
                                                                      December 5,                                     December 5,
                                                                         1994               Year ended                   1994
                                                                    (inception) to          December 31,             (inception) to
                                                                     December 31,       --------------------          December 31,

                                                                          1994          1995            1996            1996
                                                                          ----          ----            ----            ----
Cash flows from operating activities:
      Net loss                                                     $     (319,097)   (3,854,862)     (6,395,004)    (10,568,963)
      Adjustments to reconcile net loss to net cash
         used in operating activities:
             Non-cash compensation expense                                 15,925        15,925         139,899         171,749
             Non-cash warrant value                                           -          90,000          19,920         109,920
             Depreciation and amortization expense                            -          -               58,022          58,022
             Changes in assets and liabilities:
                 Other current assets                                      (2,000)     (101,948)        (93,223)       (197,171)
                 Other assets                                                 -         (56,471)         20,471         (36,000)
                 Accounts payable                                           2,207       308,353          45,611         356,171
                 Accrued expenses and other current liabilities           103,335     1,095,604       1,135,087       2,334,026
                                                                         --------   -----------     -----------     -----------
                 Net cash used in operating activities                   (199,630)   (2,503,399)     (5,069,217)     (7,772,246)
                                                                         --------   -----------     -----------     -----------
Cash flows from investing activities:
      Purchase of equipment                                                   -         -              (730,052)       (730,052)
      Purchase of short-term investments                                      -     (11,018,731)    (15,335,938)    (26,354,669)
      Sales of short-term investments                                         -       4,363,754          -            4,363,754
      Maturities of short-term investments                                    -       2,305,337       8,006,520      10,311,857
                                                                         --------   -----------     -----------     -----------
                 Net cash used in investing activities                        -      (4,349,640)     (8,059,470)    (12,409,110)
                                                                         --------   -----------     -----------     -----------
Cash flows from financing activities:
      Net proceeds from issuance of preferred stock                        60,000     6,648,088       7,223,155      13,931,243
      Net proceeds from issuance of common stock                              -          -           16,258,777      16,258,777
      Proceeds received on notes receivable                                   -           1,625          -                1,625
      Proceeds from notes payable                                         162,500       517,500          12,500         692,500
      Payment of notes payable                                                -          -              (50,000)        (50,000)
      Obligation under capital lease                                          -          -              157,521         157,521
                                                                         --------   -----------     -----------     -----------
                 Net cash provided by financing activities                222,500     7,167,213      23,601,953      30,991,666
                                                                         --------   -----------     -----------     -----------
Net increase in cash and cash equivalents                                  22,870       314,174      10,473,266      10,810,310
Cash and cash equivalents at beginning of period                              -          22,870         337,044          -
                                                                         --------   -----------     -----------     -----------
Cash and cash equivalents at end of period                         $       22,870       337,044      10,810,310      10,810,310
                                                                         ========   ===========     ===========     ===========
Supplemental disclosure of noncash transactions:
      Conversion of Note Payable to Series A and
         Series B Preferred Stock                                  $          -         642,500          -              642,500
      Conversion of mandatorily redeemable convertible
         preferred stock to common shares                                     -             -        16,264,199      16,264,199
      Notes issued for 828,750 common shares                                1,625           -            -                1,625
      Deferred compensation                                                79,625           -           753,461         833,086
      Accretion of redemption value attributable to
         mandatorily redeemable convertible preferred stock                   -          19,104       1,597,341       1,616,445
      Unrealized gains on available for sale securities                       -          26,742          31,569          58,311
                                                                         ========   ===========     ===========     ===========

See accompanying notes to financial statements.

                            ViroPharma Incorporated
                         (A Development Stage Company)

                         Notes to Financial Statements

                          December 31, 1995 and 1996


 (1)    Organization and Business Activities

        ViroPharma Incorporated (a development stage Company) (the "Company") was incorporated in Delaware on December 5, 1994. The Company is a development stage biopharmaceutical company committed to the discovery, development, and commercialization of novel small molecule drugs to treat infections caused by RNA viruses. The accompanying financial statements include the results of operations of the Company from December 5, 1994 (inception) to December 31, 1996.

        The Company is devoting substantially all of its efforts towards conducting drug discovery and development, raising capital, conducting clinical trials and pursuing regulatory approval for products under development, and recruiting personnel and building infrastructure. In the course of such activities, the company has sustained operating losses and expects such losses to continue for the foreseeable future. The Company has not generated any significant revenues or product sales and has not achieved profitable operations or positive cash flow from operations. The Company's deficit accumulated during the development stage aggregated $10,568,963 through December 31, 1996. There is no assurance that profitable operations, if ever achieved, could be sustained on a continuing basis.

        The Company plans to continue to finance its operations with a combination of stock issuances, private placements and follow-on public offerings, license payments, payments from strategic research and development arrangements and, in the longer term, revenues from product sales. There are no assurances, however, that the Company will be successful in obtaining an adequate level of financing needed for the long-term development and commercialization of its planned products.

 (2)    Basis of Accounting and Summary of Significant Accounting Policies

                Cash and cash equivalents

                The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. All cash and cash equivalents are held in United States (U.S.) financial institutions, including commercial paper of U.S. companies, with a cost and fair value of $248,659 at December 31, 1995 and a cost and fair value of $11,047,013 and $11,074,310, respectively, at December 31, 1996.

                Short-term investments

                Short-term investments consist primarily of debt securities backed by the U.S. government. The Company's entire short-term investment portfolio is currently classified as available for sale and is stated at fair value as determined by quoted market values. Changes in the net unrealized holding gains and losses are included as

                            ViroPharma Incorporated
                         (A Development Stage Company)

                   Notes to Financial Statements, Continued

 (2) Basis of Accounting and Summary of Significant Accounting Policies, cont.

                a separate component of stockholders' equity (deficit). For purposes of determining gross realized gains and losses, the cost of short-term investments sold is based upon specific identification. The Company has not experienced any significant realized gains or losses on its investments through December 31, 1996.

                Concentration of credit risk

                The Company invests its excess cash and short-term investments in accordance with a policy objective that seeks to ensure both liquidity and safety of principal. The policy limits investments to certain types of instruments issued by the U.S. government and institutions with strong investment grade credit ratings and places restrictions in their terms and concentrations by type and issuer.

                Equipment and leasehold improvements

                Equipment and leasehold improvements are recorded at cost. Depreciation and amortization is computed on a straight-line basis over the useful lives of the assets or the lease term, whichever is shorter, ranging from two to seven years.

                The Company leases certain of its equipment and facilities under operating leases. Operating lease payments are charged to operations over the related period that such leased equipment is utilized in service.

                Assets and liabilities related to capital leases are recorded at the present value of the future minimum rental payments using interest rates appropriate at the inception of the lease. Capital lease amortization is included with depreciation and amortization expense.

                Expenditures for repairs and maintenance are expensed as incurred.

                Patent costs

                Patent application and maintenance costs are expensed as incurred.

                Research and development

                Research and product development costs are expensed as incurred.

                Licensed technology

                Costs incurred in obtaining the license rights to technology in the research and development stage are expensed as incurred and in accordance with the specific contractual terms of such license agreements.

                            ViroPharma Incorporated
                         (A Development Stage Company)

                    Notes to Financial Statements, Continued

 (2) Basis of Accounting and Summary of Significant Accounting Policies, cont.

                Accounting for income taxes

                Deferred income tax assets and liabilities are determined based on differences between the financial statement reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The measurement of deferred income tax assets is reduced, if necessary, by a valuation allowance for any tax benefits which are not expected to be realized. The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in the period that such tax rate changes are enacted.

                Revenue recognition - collaborative research, contract and license agreements

                Collaborative research revenue from cost-reimbursement and grant agreements are recorded as the related expenses are incurred, up to the contractual limits. Contract and licensing revenue is recognized when milestones are met and the Company's specific performance obligations have been satisfied in accordance with the terms of the respective agreements. Cash received that is related to future performance under such contracts is deferred and recognized as revenue when earned.

                Use of estimates

                The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

                Reverse Stock Split

                On November 5, 1996, the Company effected a reverse stock split of its common stock on a .51-for-1 basis. All common share and pro forma per share amounts in the accompanying financial statements have been retroactively adjusted to reflect the reverse stock split for all periods presented. Preferred stock amounts have not been retroactively adjusted to reflect the reverse stock split.

                Stock-based compensation

                The Company accounts for its stock option plan in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. As such, compensation cost is measured on the date of grant as the excess of the current market price of the underlying stock over the exercise price. Such compensation amounts are amortized over the respective vesting periods of the option grant. On January 1, 1996, the Company adopted the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation", which permits entities to provide pro forma net income (loss) and pro forma earnings (loss) per share disclosures for employee stock option grants made in 1995 and in future years as if the fair-value based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the accounting provisions of APB Opinion No 25 and provide the pro forma disclosure requirements of SFAS No. 123.

                            ViroPharma Incorporated
                          (A Development Stage Company)

                    Notes to Financial Statements, Continued

 (2) Basis of Accounting and Summary of Significant Accounting Policies, cont.

                Pro forma net loss per share

                For periods subsequent to the Company's Initial Public Offering
                (IPO), net loss per share is calculated by dividing the net loss by the weighted average number of common shares outstanding for the respective periods adjusted for the dilutive effect, if any, of common stock equivalents which consist of stock options and warrants using the treasury stock method. Common stock equivalents that are anti-dilutive are excluded from net loss per share calculations subsequent to the IPO.

                For periods prior to the Company's IPO, all common and common equivalent shares from stock options and warrants and convertible preferred stock issued during the twelve-month period prior to the IPO at prices below the IPO price are presumed to have been issued in contemplation of the IPO and have been included in the calculation of pro-forma net loss per share as if they were outstanding for all periods presented (using the treasury stock method and an IPO price of $7.00 per share). The calculation of shares used in computing pro-forma net loss per share prior to the Company's IPO also included all series of mandatorily redeemable convertible preferred stock, assuming conversion into shares of common stock (using the if-converted method) from their respective original dates of issuance. In the computation of pro forma net loss per share, accretion of the redemption value attributable to mandatorily redeemable convertible preferred stock is not included as an increase to net loss.

                The following table sets forth the calculation of total number of shares used in the computation of pro forma net loss per share at December 31, 1995 and 1996:


                                                                      1995               1996
                                                                      ----               ----
           Weighted average common shares outstanding                828,750          2,053,114
           Incremental shares assumed to be outstanding
                 related to common stock, stock options and
                 warrants granted and convertible preferred
                 stock based on the treasury stock method            853,620            486,123
           Convertible preferred stock (if-converted method)       2,249,373          4,300,437
                                                                   ---------          ---------
           Weighted average common and common
                 equivalent shares used in computation of
                 pro forma net loss per share                      3,931,743          6,839,674

                                                                   =========          =========

 (3)    Short-Term Investments

        Short-term investments consist of fixed income securities with original maturities of greater than three months but less than one year including U.S. treasury instruments of agencies of the U.S. Government and high-grade commercial paper. At December 31, 1995 and 1996, all of the short-term investments were deemed as "available for sale" investments.

                            ViroPharma Incorporated
                         (A Development Stage Company)

                   Notes to Financial Statements, Continued

 (3)    Short-Term Investments, cont.

        The following summarizes the "available for sale" investments at December 31, 1995 and 1996:


                                                                    Gross           Gross
                                                                  unrealized     unrealized      Fair
                                                      Cost          gains          losses        value
                                                      ----          -----          ------        -----
         Obligations of the U.S. Govern-
               ment and agencies of the U.S.:
                  December 31, 1995                $  4,349,640        26,742            -        4,376,382

                                                    ===========        ======     ========      ===========
         Obligations of the U.S. Govern-
               ment and agencies of the U.S           5,383,095         7,877        6,160        5,384,812
         Commercial paper                             6,295,963        56,594            -        6,352,557
                                                    -----------        ------     --------      -----------
                  December 31, 1996                $ 11,679,058        64,471        6,160       11,737,369

                                                    ===========        ======     ========      ===========

 (4)    Equipment and Leasehold Improvements

        Equipment and leasehold improvements consist of the following at December 31, 1996:


                                                     1996
                                                     ----
     Computer and equipment                      $  603,265
     Leasehold improvements                         126,786
                                                    -------
                                                    730,051
     Less accumulated depreciation
           and amortization                          58,022
                                                    -------
                                                 $  672,029

                                                    =======

        Included in equipment and leasehold improvements at December 31, 1996 is approximately $215,000 of assets held under capital lease.

 (5)    Accrued Expenses and Other Current Liabilities

        Accrued expenses and other current liabilities consist of the following at December 31, 1995 and 1996:


                                                        1995           1996
                                                        ----           ----
     License fee payable                         $    1,036,000      1,333,332
     Clinical development and research                        -        827,175
     Payroll and payroll taxes payable                   72,986         30,329
     Other current liabilities                           89,953        143,190
                                                      ---------      ---------
                                                 $    1,198,939      2,334,026

                                                      =========      =========

                             ViroPharma Incorporated
                          (A Development Stage Company)

                    Notes to Financial Statements, Continued

 (6)    License and Research Agreements

        In December 1995, the Company entered into a license agreement with Sanofi S.A. (Sanofi) for its most advanced drug candidate. Under the Sanofi agreement, the Company was required to pay a license fee of $1,000,000. This amount was charged to operations in 1995 and paid in February 1996. In addition, the Company is required to make a milestone payment of up to $2,000,000 upon the earlier of the occurrence of a future milestone event, as defined, or three years from the date of the agreement. The $2,000,000 milestone payment is being charged to operations on a pro-rata monthly basis commencing in December 1995 over eighteen months, the expected timeframe in which the milestone is anticipated to be achieved.

        In connection with the Sanofi agreement, the Company is also required to make certain significant additional payments, including royalties, as defined, should agreed-upon future milestones be attained. At the present time, there can be no assurance that such milestones will be attained.

        The Company has entered into various licensing, research and other agreements. Under these agreements, the Company is working in collaboration with various other parties. Should any discoveries be made under such arrangements, the Company would be required to negotiate the licensing of the technology for the development of the respective discoveries. There are no significant funding commitments under any other agreement other than Sanofi.

        In July 1996, the Company entered into a collaborative drug discovery and development agreement with Boehringer Ingelheim Pharmaceuticals Inc.
        (BI) for one hepatitis C target identified by the Company. Under this agreement, the Company granted to BI the exclusive worldwide rights to develop and commercialize compounds discovered under the agreement. In return, BI paid a non-refundable technology access fee of $1,000,000 to the Company and is required to make certain research and milestone payments, as defined, to the Company in connection with the Company's transfer of HCV screening and assay technology and at various stages in the development of compounds under the agreement. In addition, BI is required to make royalty payments to the Company on sales of products developed and marketed under this agreement.

        In February 1997, the Company received a $750,000 milestone payment related to the BI agreement. Such amount will be recognized as revenue in 1997 pursuant to the specific terms of the agreement.

        The Company recognized approximately $340,000 of grant revenue from a not-for-profit entity for which a director of the Company serves as an officer.

 (7)    Common Stock and Common Stock Options

        On November 22, 1996, the Company completed its Initial Public Offering (IPO) of common stock. The Company sold 2,587,500 shares (including 337,500 shares excised by the underwriters for the overallotment). Net proceeds approximated $16,250,000.

                             ViroPharma Incorporated
                          (A Development Stage Company)

                    Notes to Financial Statements, Continued

 (7)    Common Stock and Common Stock Options, cont.

        Upon inception of the Company in December 1994, certain members of management and a co-founder/director purchased 828,750 shares of common stock. Management purchased 663,000 of these shares which vest annually over a four-year period. The Company has the right to repurchase any unvested shares at the original price paid for such shares should the employee leave the Company before such shares are fully vested. A co-founder/director purchased 165,750 shares. The difference between the deemed fair value and the price paid ($.002) per share, for the aforementioned common stock at inception in December 1994 was $79,625, which amount was recorded as deferred compensation. Compensation expense related to these shares of common stock aggregated $15,925 in each of 1994, 1995 and 1996. Pursuant to a right granted in December 1994, a director purchased in January 1996, 51,000 shares of common stock at $.10 per share, pursuant to a restricted stock purchase agreement.

        The Company has adopted the 1995 Stock Option Plan (the "Plan") to provide eligible individuals with an opportunity to acquire or increase an equity interest in the Company and to encourage such individuals to continue in the employment of the Company. Prior to the adoption of the Plan, stock options granted in 1994 and 1995 were non-qualified stock options. Stock options are granted at the deemed fair market value of the stock on the day immediately preceding the date of grant. Stock options are exercisable for a period not to exceed ten years from the date of grant. Vesting of the stock options occurs, generally 25% per year, over four years. There are 1,200,000 shares reserved under the Plan.

        Stock option activity from December 5, 1994 (inception) to December 31, 1996 is as follows:


                                                                               Weighted-         Weighted-
                                                                                average           average
                                            Exercise                           remaining         exercise
                                            price per          Share          contractual          price
                                              share           options             life           per share
                                              -----           -------             ----           ---------
     Balance, December 5, 1994
           (date of inception)                  -                  -                                 -
           Granted                        $    .10              150,349                       $     .10
           Exercised                            -                  -                                 -
           Cancelled                            -                  -                                 -
                                                                -------
     Balance, December 31, 1994                .10              150,349           10.0              .10
           Granted                             .20               12,750                             .20
           Exercised                            -                  -                                 -
           Cancelled                            -                  -                                 -
                                                                -------
     Balance, December 31, 1995              .10-.20            163,099           8.7               .11
           Granted                           .20-.45            174,775                             .25
                                              2.16               95,869                            2.16
                                              5.25               23,460                            5.25
           Exercised                           .10              (21,420)                             -
           Cancelled                            -                  -                                 -
                                                                -------
     Balance, December 31, 1996              .10-5.25           435,783           8.75              .90
                                                                =======
     Shares exercisable at
           December 31, 1996                 .10-.20             24,608                             .13
                                                                =======

                            ViroPharma Incorporated
                         (A Development Stage Company)

                   Notes to Financial Statements, Continued

 (7)    Common Stock and Common Stock Options, cont.

        At December 31, 1996, there were 742,797 shares available for grant under the Plan. In January 1997, the Company granted 229,800 options to its employees. Such options were granted at exercise prices equal to the fair market value at the grant date.

        During 1996, various executive officers and certain employees of the Company were granted options to acquire 270,644 shares of common stock at exercise prices ranging from $.20 to $2.16 per share. The exercise price of the options was equal to the fair market value of the Common Stock on the date of grant, as determined by the Board of Directors. However, for financial statement purposes, the difference between a deemed value in the range of $2.35 to $5.25 per share and the respective exercise prices at the grant dates has been recorded as deferred compensation ($753,461) and is being amortized over the four-year vesting period. Compensation expense for the aforementioned options aggregated $123,974 for the year ended December 31, 1996.

        The per share weighted-average fair value of stock options granted during 1995 and 1996 ranged from $.14 to $4.45 per share, respectively, on the date of grant. Such fair values were determined using the Black-Scholes option-pricing model and are based on the following weighted-average assumptions: an expected dividend yield of 0%, a risk-free interest rate of 7.5%, volatility of 50% and an expected option life of ten years.

        The Company applies APB Opinion No. 25 in accounting for its stock option plan. Had the Company determined compensation cost for options granted during 1995 and 1996 based on the fair value at the grant date under SFAS No. 123, the Company's net loss and pro forma net loss per share would have been increased to the pro forma amounts under SFAS No. 123 indicated below:


                                                  1995          1996
                                                  ----          ----
Net loss:
      As reported                            $ (3,854,862)   (6,395,004)
      Pro forma under SFAS No 123              (3,855,318)   (6,524,213)
                                                =========     =========
Pro forma net loss per share:
      As reported                                    (.98)         (.93)
      Pro forma under SFAS No. 123                   (.98)         (.95)
                                                =========     =========

        Pro forma net loss reflects only options granted in 1995 and 1996. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net loss amounts presented above because compensation cost is incurred under SFAS 123 over the respective vesting period of such options, and options granted by the Company prior to January 1, 1995 are not reflected in the pro forma net loss figures above.

                            ViroPharma Incorporated
                         (A Development Stage Company)

                   Notes to Financial Statements, Continued

 (8)    Mandatorily Redeemable Convertible Preferred Stock

        The Company completed the sale of its Series A (675,000 shares) and Series B (7,060,000 shares) mandatorily redeemable convertible preferred stock (the Preferred Stock) at per share prices of $.50 and $1.00, respectively. Aggregate net proceeds from these transactions totaled approximately $7,350,000, which included a $162,500 promissory note with an investor was converted into Series A Preferred Stock in June 1995.

        On May 31, 1996, the Company sold 3,222,222 shares of Series C mandatorily redeemable convertible preferred stock at a per share price of $2.25 for aggregate net proceeds of approximately $7,223,000.

        On November 22, 1996, all mandatorily redeemable convertible preferred stock was converted into 5,588,191 shares of common stock on a .51 for 1 basis in connection with completion of the Company's Initial Public Offering.

        The Company also secured $480,000 in bridge financing loans in March and May 1995, which amounts were converted to Series B preferred stock in June 1995.

        In 1995, in connection with the bridge financing, the Company issued 159,994 warrants to Series B investors to purchase Series B preferred stock at the fair value of the Series B preferred stock at the date of issuance ($1.00 per share). The deemed fair value of such warrants at their issuance date aggregated $90,000, which amount was charged to operations in 1995.

        The difference between the deemed fair market value of the Preferred Stock and the liquidation amount was accreted on a pro-rata basis in the accompanying financial statements through the consummation of the Company's IPO in November 1996, at which point all shares of Preferred Stock were converted into 5,588,191 common shares. All rights with respect to the Preferred Stock ceased upon consummation of the IPO.

(9)     Income Taxes

        At December 31, 1996, the Company had available for Federal and state income tax purposes net operating loss carryforwards of approximately $1,731,000. Such carryforwards, which expire between 2011 and 1999, respectively, are available to reduce future Federal and state taxable income, if any.

        Based on "change in ownership" provisions of the Tax Reform Act of 1986, net operating loss and research and development credit carryforwards may be subject to annual limitations that could reduce the Company's ability to utilize these carryforwards in the future.

                            ViroPharma Incorporated
                         (A Development Stage Company)

                   Notes to Financial Statements, Continued

 (9)    Income Taxes, cont.

        Significant components of the Company's deferred tax assets and liabilities as of December 31, 1995 and 1996 are shown below. At December 31, 1996, a valuation allowance of $4,152,890 has been recognized to offset the deferred tax assets as realization of such assets is uncertain. The change in the valuation allowance for 1995 and 1996 was an increase of $1,480,287 and $2,545,044 respectively.


                                                    1995            1996
                                                    ----            ----
Deferred tax assets:
      Net operating loss carryforwards           $    549,171         758,592
      Capitalized research and
         development costs                          1,033,238       2,848,527
      Expenses not currently deductible                     -         533,333
      Capitalized start-up costs                       50,917          37,918
                                                  -----------     -----------
         Total gross deferred tax assets            1,633,326       4,178,370

Deferred tax liability:
      Employee compensation                            25,480          25,480
                                                  -----------     -----------
         Net deferred tax assets                    1,607,846       4,152,890
Valuation allowance                                (1,607,846)     (4,152,890)
                                                    ---------      ----------
         Total deferred tax assets               $          -               -
                                                    =========      ==========

(10)    401(k) Profit Sharing Plan

        In 1995, the Company adopted a 401(k) Profit Sharing Plan (the "401(k) Plan") available to all employees meeting certain eligibility criteria. The 401(k) Plan permits participants to contribute up to 15% of their compensation not to exceed the limits established by the Internal Revenue Code. All contributions made by participants vest immediately in the participant's account. The Company did not contribute to the 401(k) Plan in 1995 or 1996.

(11)    Commitments

        In September 1995, the Company entered into a lease arrangement for the financing of certain lab equipment, leasehold improvements, computers and office equipment. The terms range from three to four years.

        The lease line expired in September 1996. In connection with this arrangement, 63,750 warrants to purchase Series B preferred stock were originally granted to the lessor at the original Series B issuance price of $1.00 per share. The deemed fair value of such warrants at their issuance date aggregated $63,750, which amount is being amortized to operations over the term of the lease arrangement. The number of warrants and the related exercise price were adjusted based on a formula to reflect the increase in per share price of the Series C Preferred Stock over Series B Preferred Stock and the .51 for 1 reverse stock split to 21,675 warrants to purchase common stock at an exercise price of $2.94 per share.

                            ViroPharma Incorporated
                         (A Development Stage Company)

                   Notes to Financial Statements, Continued

(11)    Commitments, cont.

        In October 1995, the Company entered into an operating lease agreement for its present corporate facilities. The lease term is for two years with a one year renewal option, subject to lessor consent. The option was exercised in February 1997 extending the term of the lease to October 1998.

        In December 1995, the Company entered into a capital lease arrangement for the financing of certain equipment. The terms of this arrangement are for four years from the date of funding. The maximum amount that can be financed under this arrangement is $620,000, which includes $120,000 of used equipment which the Company is obligated to purchase at the end of the lease term for $24,000.

        The Company's future minimum lease payments under the aforementioned leases for years subsequent to December 31, 1996 are as follows:


               Year ending                                Operating             Capital
              December 31,                                  leases               leases
              ------------                                  ------               ------
                  1997                                   $   378,337             69,545
                  1998                                       330,121             69,545
                  1999                                       152,827             51,302
                  2000                                        45,747              2,373
                  2001 and thereafter                              -                  -
                                                             -------            -------
                        Total minimum lease payments     $   907,032            192,765
                                                             =======
              Amounts representing interest                                     (35,244)
                                                                                -------
              Present value of net minimum lease
                payments                                                        157,521
              Current portion                                                    52,950
                                                                                -------
                        Long-term portion                                     $ 104,571
                                                                                =======

        Rent expense for the period from December 5, 1994 (date of inception) to December 31, 1994 and the years ended December 31, 1995 and 1996 aggregated $20,000, $271,000 and $335,000, respectively.

(12)    Subsequent Events (unaudited)

        In February 1997, the Company entered into a $600,000 loan agreement with a bank. The term of the loan is six years, with principal and interest due monthly. The interest rate is approximately 9% and is secured by certain equipment and a $300,000 certificate of deposit.

                                 EXHIBIT INDEX

  Exhibit         Description
  -------         -----------

  24              Power of Attorney (included on signature page).

  27              Financial Data Schedule.

  99              Important Factors Regarding Forward-Looking Statements.