Form 10-Q
period 1997-03-31
VIROPHARMA INC
filed 1997-05-14
CIK 946840

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q



        [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
             OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997

                                       OR

        [_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
             OF THE SECURITIES EXCHANGE ACT OF 1934

                        COMMISSION FILE NUMBER:  0-21699



                            VIROPHARMA INCORPORATED
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


               DELAWARE                                     94-2347624
    (STATE OR OTHER JURISDICTION OF                       (I.R.S. EMPLOYER
    INCORPORATION OR ORGANIZATION)                       IDENTIFICATION NO.)

                            76 GREAT VALLEY PARKWAY
                          MALVERN, PENNSYLVANIA 19355
             (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES AND ZIP CODE)

                                  610-651-0200
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING
REQUIREMENT FOR THE PAST 90 DAYS:     YES     X             NO ______
                                           -------

NUMBER OF SHARES OUTSTANDING OF THE ISSUER'S COMMON STOCK, PAR VALUE $.002 PER SHARE, AS OF MAY 12, 1997: 9,077,116 SHARES.

                            VIROPHARMA INCORPORATED

                                     INDEX


PART I.   FINANCIAL INFORMATION



                                                            Page
                                                            ----
ITEM 1.  FINANCIAL STATEMENTS:

    Balance Sheets at December 31, 1996                       3
    and March 31, 1997


    Statements of Operations for the three months ended       4
    March 31, 1996 and 1997 and the period from December 5,
    1994 (inception) to March 31, 1997


    Statements of Cash Flows for the three months ended       5
    March 31, 1996 and 1997 and the period from December 5,
    1994 (inception)  to March 31, 1997

    Notes to Financial Statements                             6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL    8
         CONDITION AND RESULTS OF OPERATIONS.


PART II.   OTHER INFORMATION


ITEM 2.    CHANGES IN SECURITIES                             10

ITEM 6.    EXHIBITS AND REPORTS ON FORM  8-K                 10

           SIGNATURES                                        11

PART I.     FINANCIAL INFORMATION
---------------------------------

ITEM 1.      FINANCIAL STATEMENTS

                            VIROPHARMA INCORPORATED
                         (A Development Stage Company)
                                 Balance Sheets
                      December 31, 1996 and March 31, 1997

                                                December 31,       March 31,
                                                    1996              1997
                                           ----------------------------------
                 ASSETS                            Audited         Unaudited
                                           ----------------------------------
Current assets:
  Cash and cash equivalents               $       10,810,310        7,709,854
  Short-term investments                          11,737,369       13,734,144
  Other current assets                               197,171          220,044
                                           ----------------------------------
        Total current assets                      22,744,850       21,664,042
Equipment and leasehold improvements, net            672,029          906,063
Restricted Investment                                  -              300,000
Other assets                                          36,000           70,400
                                           ----------------------------------
        Total assets                      $       23,452,879       22,940,505
                                           ==================================


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                   356,171          274,753
  Loan payable - current                               -              100,000
  Obligation under capital lease - current            52,950           56,250
  Accrued expenses and other current               2,334,026        2,955,724
  liabilities
                                           ----------------------------------
        Total current liabilities                  2,743,147        3,386,727
Loan payable - non-current                             -              483,333
Obligation under capital lease -                     104,571           99,979
noncurrent
                                           ----------------------------------
                                                   2,847,718        3,970,039

                                           ----------------------------------

Stockholders' equity :
  Preferred stock, par value $.001 per
   share.  Authorized 5,000,000 shares                  -                -
   at December 31,1996 and March 31,
   1997; none outstanding

  Common stock, par value $.002 per
   share.  Authorized 27,000,000 shares
   at December 31, 1996 and March 31,                 18,154           18,154
   1997 issued and outstanding
   9,076,861 shares at December 31,
   1996 and 9,077,116 at March 31, 1997


  Additional paid-in capital                      31,758,996       31,763,030
  Deferred compensation                             (661,337)        (608,598)
  Unrealized gains on available for                   58,311           98,257
  sale securities
  Deficit accumulated during the                 (10,568,963)     (12,300,377)
  development stage
                                           ----------------------------------
        Total stockholders' equity                20,605,161       18,970,466
                                           ----------------------------------
Commitments.
        Total liabilities and             $       23,452,879       22,940,505
        stockholders' equity
                                           ----------------------------------

See accompanying notes to financial statements.

                            VIROPHARMA INCORPORATED
                         (A Development Stage Company)

                            Statements of Operations
                                  (unaudited)

               Three months ended March 31, 1996 and 1997 and the period from December 5, 1994 (inception) to March 31, 1997



                                                                                           Period
                                                                                         December 5,
                                                                                            1994
                                                      Three months ended                (inception) to
                                                           March 31,                       March 31,
                                                    1996               1997                  1997
                                           --------------------------------------    --------------------
Revenues:
    License fee                            $         -                  -                       1,000,000
    Milestone revenue                                -                    750,000                 750,000
    Grant revenue                                    -                  -                         526,894
                                           --------------------------------------    --------------------
            Total revenues                           -                    750,000               2,276,894

Operating expenses incurred in the
     development stage:
        Research and development                     1,415,429          1,908,252              11,608,840
        General and administrative                     220,173            764,569               3,520,710
                                           --------------------------------------    --------------------
            Total operating expenses                 1,635,602          2,672,821              15,129,550

Interest income, net                                    55,824            191,407                 552,279
                                           --------------------------------------    --------------------
            Net loss                       $        (1,579,778)        (1,731,414)            (12,300,377)
                                           ======================================    ====================


Accretion of redemption value                          116,415          -                       1,616,445
    attributable to
    mandatory redeemable convertible
    preferred stock
                                            --------------------------------------    --------------------

Net loss allocable to common               $        (1,696,193)        (1,731,414)            (13,916,822)
    shareholders
                                           ======================================    ====================

                                           $              (.32)              (.19)
Pro forma net loss per share
                                           ======================================

Shares used in computing pro forma                   4,933,093          9,076,986
    net loss per share
                                           ======================================

See accompanying notes to financial statements.

                             VIROPHARMA INCORPORATED
                         (A Development Stage Company)

                            Statements of Cash Flows
                                  (unaudited)
               Three months ended March 31, 1996 and 1997 and the
           period from December 5, 1994 (inception) to March 31, 1997

                                                                                             Period
                                                                                        December 5, 1994
                                                        Three months ended               (inception) to
                                                             March 31,                      March 31,
                                                    1996                 1997                 1997
                                           --------------------------------------------------------------
Cash flows from operating activities:
  Net loss                                 $         (1,579,778)          (1,731,414)         (12,300,377)
  Adjustments to reconcile net loss to
  net cash
    used in operating activities:
      Non-cash compensation expense                  -                        52,739              224,488
      Non-cash warrant value                         -                         3,984              113,904
      Depreciation and amortization                  -                        50,741              108,765
       expense
      Changes in assets and liabilities:
        Other current assets                            (46,236)             (22,873)            (220,044)
        Other assets                                     20,324              (34,400)             (70,400)
        Accounts payable                                310,145              (81,418)             274,753
        Accrued expenses and other                      744,659              621,698            2,955,724
        current liabilities
                                           --------------------------------------------------------------
      Net cash used in operating                     (2,040,203)          (1,140,943)          (8,913,187)
      activities

Cash flows from investing activities:
  Purchase of equipment                              -                      (284,775)          (1,014,828)
  Purchase of short-term investments                 (1,272,131)          (4,877,179)         (31,231,848)
  Sales of short-term investments                         -                     -               4,363,754
  Maturities of short-term investments                4,771,518            2,620,350           12,932,206
                                           --------------------------------------------------------------
        Net cash used in investing                    3,499,387           (2,541,604)         (14,950,716)
        activities

Cash flows from financing activities:
  Net proceeds from issuance of                      -                    -                    13,931,243
   preferred stock
  Net proceeds from issuance of common                    5,000                   50           16,258,827
   stock
  Proceeds received on notes                         -                    -                         1,625
   receivable
  Proceeds from loan payable                         -                       600,000              600,000
  Proceeds from notes payable                            12,500           -                       692,500
  Payment of notes payable                           -                       (16,667)             (66,667)
  Obligation under capital lease                     -                        (1,292)             156,229
                                           --------------------------------------------------------------
        Net cash provided by financing                   17,500              582,091           31,573,757
        activities

Net increase (decrease) in cash and                   1,476,683           (3,100,456)           7,709,854
 cash equivalents
Cash and cash equivalents at beginning                  337,044           10,810,310               -
 of period
                                           --------------------------------------------------------------
Cash and cash equivalents at end of        $          1,813,727            7,709,854            7,709,854
 period

                                           ==============================================================

Supplemental disclosure of noncash
 transactions:
  Conversion of Note Payable to Series
  A and Series B Preferred Stock           $         -                    -                       642,500
  Conversion of mandatorily redeemable
  convertible
  preferred stock to common shares                   -                    -                    16,264,199
  Notes issued for 828,750 common shares             -                    -                         1,625
  Deferred compensation                              -                    -                       833,086
  Accretion of redemption value
  attributable to
  mandatorily redeemable convertible                    116,415           -                     1,616,445
  preferred stock
  Unrealized gains on available for                      26,742               39,946               98,257
  sale securities

                                           ==============================================================

See accompanying notes to financial statements.

                            VIROPHARMA INCORPORATED
                         (A Development Stage Company)

                         Notes to Financial Statements

                            March 31, 1996 and 1997
                                  (unaudited)


(1)  ORGANIZATION AND BUSINESS ACTIVITIES

   ViroPharma Incorporated (a development stage company) (the "Company") was incorporated in Delaware on December 5, 1994. The Company is a development stage company engaged in the discovery and development of proprietary antiviral pharmaceuticals for the treatment of diseases caused by RNA viruses.

   The Company is devoting substantially all of its efforts towards conducting drug discovery and development, raising capital, conducting clinical trials, pursuing regulatory approval for products under development, recruiting personnel and building infrastructure. In the course of such activities, the Company has sustained operating losses and expects such losses to continue for the foreseeable future. The Company has not generated any significant revenues or product sales and has not achieved profitable operations or positive cash flow from operations. The Company's deficit accumulated during the development stage aggregated $12,300,377 through March 31, 1997. There is no assurance that profitable operations, if ever achieved, could be sustained on a continuing basis.

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

   BASIS OF PRESENTATION

   The information at March 31, 1997 and for the three months ended March 31, 1996 and 1997, is unaudited but includes all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary to state fairly the financial information set forth therein in accordance with generally accepted accounting principles. The interim results are not necessarily indicative of results to be expected for the full fiscal year. These financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 1996 included in the Company's Annual Report on Form 10-K filed with Securities and Exchange Commission.

                            VIROPHARMA INCORPORATED
                         (A Development Stage Company)

                    Notes to Financial Statements, continued
                                  (unaudited)

(2) Pro forma net loss per share

   For periods subsequent to the Company's Initial Public Offering (IPO) in November 1996, net loss per share is calculated by dividing the net loss by the weighted average number of common shares outstanding for the respective periods adjusted for the dilutive effect, if any, of common stock equivalents which consist of stock options and warrants using the treasury stock method. Common stock equivalents that are anti-dilutive are excluded from net loss per share calculations subsequent to the IPO.

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

   The following table sets forth the calculation of total number of shares used in the computation of pro forma net loss per share for the three months ended March 31, 1996 and 1997:

                                                  1996              1997
                                        ------------------------------------
Weighted average common shares                     891,480         9,076,986
 outstanding
Incremental shares assumed to be
 outstanding related to common
 stock, stock options and warrants
 granted and convertible preferred
 stock based on the treasury stock                  96,763         -
 method
Convertible preferred stock                      3,944,850         -
 (if-converted method)
                                        ------------------------------------
Weighted average common and common
  equivalent shares used in computation
   of pro forma net loss per share               4,933,093         9,076,986

                                        ====================================


(3)  SUBSEQUENT EVENT

   In April 1997, the Company entered into a development agreement with SELOC AG (SELOC) and SICOR S.A. (SICOR), subsidiaries of Schwarz Pharma AG, for the manufacture of clinical supplies of pleconaril, the Company's most advanced drug candidate. Under the terms of the agreement, SELOC and SICOR will manufacture pleconaril for use in clinical trials and further develop the synthetic process for production of commercial quantities of pleconaril.

ITEM 2.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          This discussion contains forward-looking statements that involve risks and uncertainties. The Company's actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in "Important Factors Regarding Forward-Looking Statements" attached as Exhibit 99 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

          Since inception, the Company has devoted substantially all of its resources to its research and product development programs. ViroPharma has generated no revenues from product sales and has been dependent upon funding primarily from equity financing. The Company does not expect any revenues from product sales for at least the next three year period. The Company has not been profitable since inception and has incurred a cumulative net loss of $12,300,377 through March 31, 1997. Losses have resulted principally from costs incurred in research and development activities and general and administrative expenses. The Company expects to incur additional operating losses over at least the next several years. The Company expects such losses to increase over historical levels as the Company's research and development expenses increase due to further clinical trials, preclinical development and manufacturing for supply of drug substance for use in clinical trials of the Company's most advanced drug candidate, pleconaril, and further research and development related to other product candidates. The Company's ability to achieve profitability is dependent on developing and obtaining regulatory approvals for its product candidates, successfully commercializing such product candidates, which may include entering into collaborative agreements for product development and commercialization, and securing contract manufacturing services.

    RESULTS OF OPERATIONS

          The Company earned and received a milestone payment of $750,000 from Boehringer Ingelheim during the three month period ended March 31, 1997. The Company earned no revenues during the three months ended March 31, 1996. Net interest income increased to $191,407 for the three months ended March 31, 1997 from $55,824 for the three months ended March 31, 1996, principally due to larger invested balances provided by the proceeds of the Company's initial public offering completed in November 1996.

          Research and development expenses increased to $1,908,252 for the three months ended March 31, 1997 from $1,415,429 for the three months ended March 31, 1996. The increase was principally due to the cost of clinical trials related to pleconaril and the advancement of drug candidates for the Company's influenza, hepatitis C and viral pneumonia programs.

          General and administrative expenses increased to $764,569 for the three months ended March 31, 1997 from $220,173 for the three months ended March 31, 1996. The increase was principally due to increased personnel expenses and public company costs, as well as to increased costs associated with the pursuit of corporate collaborations.

          The net loss increased to $1,731,414 for the three months ended March 31, 1997 from $1,579,778 for the three months ended March 31, 1996.

LIQUIDITY AND CAPITAL RESOURCES

     The Company commenced operations in December 1994. The Company is a development stage company and to date has not generated revenues from product sales. The cash flows used in operations are for research and development activities and the supporting general and administrative expenses. Through March 31, 1997, the Company has used approximately $8.9 million in operating activities. The Company invests its cash in short-term investments. Through March 31, 1997, the Company has used approximately $15.0 million in investing activities, primarily for short-term investments. Through March 31, 1997, the Company has financed its operations primarily through an initial public offering of Common Stock and private placements of redeemable preferred stock and Common Stock totaling approximately $32.7 million. At March 31, 1997, the Company had cash and cash equivalents and short-term investments aggregating approximately $21.7 million.

     The Company leases its corporate and research and development facilities under an operating lease expiring in 1998. The Company is currently negotiating with several third parties for laboratory and office space and believes that it can secure adequate facilities on terms acceptable to the Company after the current operating lease expires. The Company has financed substantially all of its equipment under two master lease agreements and one bank loan. The bank loan, which was consummated in February 1997, is for $600,000, is payable in equal installments over 72 months and bears interest at approximately 9%. The Company is required to repay amounts outstanding under the two leases within periods ranging from 32 to 48 months. As of March 31, 1997, outstanding borrowings under these arrangements are approximately $1.7 million. The Company is required to make a milestone payment to Sanofi, S.A. of up to $2 million upon the earlier of a future milestone event as defined in the agreement with Sanofi or December 1998. In addition, the Company would also be required to make certain significant additional payments, including royalties, as defined, should agreed-upon future milestones be attained. In April 1997, the Company entered into a development agreement with SELOC AG (SELOC) and SICOR S.A. (SICOR), subsidiaries of Schwarz Pharma AG, for the manufacture of clinical supplies of pleconaril, the Company's most advanced drug candidate. Under the terms of the agreement, SELOC and SICOR will manufacture pleconaril for use in clinical trials and further develop the synthetic process for production of commercial quantities of pleconaril.

     The Company has incurred losses from its operations since inception. The Company expects to incur additional operating losses over at least the next several years. The Company expects such losses to increase over historical levels as the Company's research and development expenses increase due to the cost of further clinical trials, preclinical development and manufacturing for supply of drug substance for use in clinical trials of the Company's most advanced drug candidate, pleconaril, and further research and development related to other product candidates. The Company will require additional financing for operations and expansion of its facilities prior to achieving positive cash flows from its commercial activities. The Company expects that it will need additional financing to complete all clinical studies for pleconaril and other development and required testing for any other of the Company's product candidates. To obtain this financing, the Company may seek to access the public or private equity markets or enter into additional arrangements with corporate collaborators. To the extent the Company raises additional capital by issuing equity securities, ownership dilution to existing stockholders may result. There can be no assurance, however, that additional financing will be available on acceptable terms from any source.

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 "Earnings Per Share" (Statement 128). The provisions of Statement 128 specify the computation, presentation and disclosure requirements for earnings per share effective for the year ended December 31, 1997. Statement 128 should have no effect on earnings per share due to the antidilutive nature of the common stock equivalents issued to date by the Company.

PART II - OTHER INFORMATION
----------------------------

ITEM 2.  CHANGES IN SECURITIES.

     In February 1997, an employee of the Company exercised an option to purchase 255 shares of Common Stock at an exercise price of $0.20 per share. The Company believes that this transaction was exempt from registration under
Section 3(b) of the Securities Act of 1933, as amended (the "Securities
Act"), because the securities were issued pursuant to the exercise of options granted prior to the Company's IPO under the Company's 1995 Stock Option Plan in compliance with the requirements of Rule 701 under the Securities Act.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


     (a)  List of Exhibits:

          27.0  Financial Data Schedule

     (b)  Reports on Form 8-K:

          There were no reports on Form 8-K filed during the quarter ended March 31, 1997.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      VIROPHARMA INCORPORATED


Date: May 13, 1997                    By:            /s/  Claude H. Nash
                                         ---------------------------------------
                                         Claude H. Nash
                                         President, Chief Executive Officer and
                                         Chairman of the Board of Directors


                                      By:            /s/  Vincent J. Milano
                                         ---------------------------------------
                                         Vincent J. Milano
                                         Vice President, Finance &
                                         Administration and Treasurer
                                         (Principal Financial Officer)

                               Exhibit Index

Exhibit                             Description
-------                             -----------

27                                  Financial Data Schedule