Form 10-Q
period 1997-06-30
VIROPHARMA INC
filed 1997-08-12
CIK 946840

                                   FORM 10-Q
                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                   FORM 10-Q



        [ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997

                                       OR

        [   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
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

                                  610-651-0200
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING
REQUIREMENT FOR THE PAST 90 DAYS:     YES  X             NO
                                         -----             -----

NUMBER OF SHARES OUTSTANDING OF THE ISSUER'S COMMON STOCK, PAR VALUE $.002 PER SHARE, AS OF AUGUST 11, 1997: 11,148,911 SHARES.

                            VIROPHARMA INCORPORATED

                                     INDEX


PART I.   FINANCIAL INFORMATION



                                                                Page
                                                                ----
ITEM 1.  FINANCIAL STATEMENTS:

    Balance Sheets at December 31, 1996 and June 30, 1997        3


    Statements of Operations for the three months ended          4
    June 30, 1996 and 1997, the six months ended June 30,
    1996 and 1997, and the period from December 5, 1994
    (inception) to June 30, 1997


    Statements of Cash Flows for the six months ended            5
    June 30, 1996 and 1997and the period from December 5,
    1994 (inception)  to June 30, 1997

    Notes to Financial Statements                                6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL       9
         CONDITION AND RESULTS OF OPERATIONS.


PART II.   OTHER INFORMATION


ITEM 2.    CHANGES IN SECURITIES                                12

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS  12

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K                     12

           SIGNATURES                                           13

PART I.     FINANCIAL INFORMATION
---------------------------------

ITEM 1.      FINANCIAL STATEMENTS

                            VIROPHARMA INCORPORATED
                         (A Development Stage Company)
                                Balance Sheets
                      December 31, 1996 and June 30, 1997

                                             December 31,     June 30,
                                                 1996           1997
                                           --------------  ------------
                 ASSETS                         Audited      Unaudited
                                           ==============  ============
Current assets:
  Cash and cash equivalents               $    10,810,310     4,026,293
  Short-term investments                       11,737,369    15,519,962
  Other current assets                            197,171       257,768
                                           --------------  ------------
        Total current assets                   22,744,850    19,804,023
Equipment and leasehold improvements, net         672,029       896,270
Restricted Investment                                  -        300,000
Other assets                                       36,000       148,480
                                           --------------  ------------
        Total assets                      $    23,452,879    21,148,773
                                           ==============  ============


                 LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                356,171       340,608
  Loan payable - current                               -        100,000
  Obligation under capital lease - current         52,950        57,943
  Accrued expenses and other current
   liabilities                                  2,334,026     4,196,176
                                           --------------  ------------
        Total current liabilities               2,743,147     4,694,727
Loan payable - non-current                              -       458,333
Obligation under capital lease - noncurrent       104,571        84,842
                                           --------------  ------------
                                                2,847,718     5,237,902
                                           --------------  ------------

Stockholders' equity:
  Preferred stock, par value $.001 per
   share. Authorized 5,000,000 shares at
   December 31, 1996 and June 30, 1997;
   none outstanding                                    -             -
  Common Stock, par value $.002 per share.
   Authorized 27,000,000 shares at
   December 31, 1996 and June 30, 1997;
   issued and outstanding 9,076,861 shares
   at December 31, 1996 and 9,148,911
   at June 30, 1997                                18,154        18,298
  Additional paid-in capital                   31,758,996    31,766,870
  Deferred compensation                          (661,337)     (553,546)
  Unrealized gains on available for
   sale securities                                 58,311       142,484
  Deficit accumulated during the
   development stage                          (10,568,963)  (15,463,235)
                                           --------------  ------------
        Total stockholders' equity             20,605,161    15,910,871
                                           --------------  ------------
Commitments.
        Total liabilities and
         stockholders' equity             $    23,452,879    21,148,773
                                           ==============  ============

 See accompanying notes to financial statements.

                            VIROPHARMA INCORPORATED
                         (A Development Stage Company)

                            Statements of Operations
                                  (unaudited)

                   Three months ended June 30, 1996 and 1997,
              the six months ended June 30, 1996 and 1997, and the
           period from December 5, 1994 (inception) to June 30, 1997




                                                                                                                  Period
                                                                                                                December 5,
                                                                                                                   1994
                                       Three months  ended                           Six months ended         (inception) to
                                             June 30,                                     June 30,               June  30,
                                      1996            1997                          1996            1997           1997
                              -----------------   ---------------             --------------   -------------   -------------
Revenues:
   License fee                $          -              -                           -               -             1,000,000
   Milestone revenue                     -              -                           -              750,000          750,000
   Grant revenue                         -              -                           -               -               526,894
                              -----------------   ---------------             --------------   -------------   -------------
            Total revenues               -              -                           -              750,000        2,276,894

Operating expenses
 incurred in the
     development stage:
        Research and
         development               1,209,129         2,640,585                  2,624,558        4,548,837       14,251,354
        General and
         administrative              453,546           785,951                    673,719        1,550,519        4,304,731
                              -----------------   ---------------             --------------   -------------   -------------
            Total
             operating
             expenses              1,662,675          3,426,536                 3,298,277        6,099,356       18,556,085

Interest income, net                  18,457            263,678                    74,281          455,084          815,956
                              -----------------   ---------------             --------------   -------------   -------------
            Net loss          $   (1,644,218)        (3,162,858)               (3,223,996)      (4,894,272)     (15,463,235)
                              =================   ===============             ==============   =============   =============


Accretion of redemption
 value attributable to
  mandatory redeemable
  convertible preferred stock        259,117                -                     375,532              -          1,616,445
                              -----------------   ---------------             --------------   -------------   -------------

Net loss allocable to
 common shareholders          $   (1,903,335)        (3,162,858)               (3,599,528)      (4,894,272)     (17,079,680)
                              =================   ===============             ==============   =============   =============

Pro forma net loss per
 share                        $         (.30)              (.35)                     (.52)            (.54)
                              =================   ===============             ==============   =============

Shares used in computing
 pro forma net loss per share      5,552,624           9,083,428                6,163,767        9,080,238
                              =================   ===============             ==============   =============

See accompanying notes to financial statements.

                             VIROPHARMA INCORPORATED
                            ========================
                         (A Development Stage Company)

                            Statements of Cash Flows
                                  (unaudited)
                Six months ended June 30, 1996 and 1997 and the
           period from December 5, 1994 (inception) to June 30, 1997

                                                                             Period
                                                                        December 5, 1994
                                                 Six months ended        (inception) to
                                                     June 30,               June 30,
                                                1996          1997            1997
                                           -------------   -----------    ----------------
Cash flows from operating activities:
  Net loss                                 $ (3,223,996)   (4,894,272)       (15,463,235)
  Adjustments to reconcile net loss to
   net cash used in operating activities:
      Non-cash compensation expense              43,774       107,791            279,540
      Non-cash warrant value                     -              7,968            117,888
      Depreciation and amortization
       expense                                   20,897       109,784            167,806
      Changes in assets and liabilities:
        Other current assets                   (183,733)      (60,597)          (257,768)
        Other assets                               (147)     (112,480)          (148,480)
        Accounts payable                        242,259       (15,563)           340,608
        Accrued expenses and other
         current liabilities                   (406,091)    1,862,150          4,196,176
                                           -------------   -----------    ----------------
      Net cash used in operating
       activities                            (3,507,038)   (2,995,219)       (10,767,465)

Cash flows from investing activities:
  Purchase of equipment                        (204,706)     (334,025)        (1,064,077)
  Purchase of short-term investments
   available for sale                        (3,236,123)  (11,834,797)       (38,189,466)
  Sales of short-term investments                 -         1,279,134          5,642,888
  Maturities of short-term investments            -         6,557,243         16,869,100
                                           -------------   -----------    ----------------
        Net cash used in investing
         activities                          (3,440,829)   (4,332,445)       (16,741,555)

Cash flows from financing activities:
  Net proceeds from issuance of
   preferred stock                            7,222,900         -             13,931,243
  Net proceeds from issuance of common
   stock                                          7,100            50         16,258,827
  Proceeds received on notes receivable          -              -                  1,625
  Proceeds from loan payable                                  600,000            600,000
  Proceeds from notes payable                    17,000         -                692,500
  Payment of notes payable                        -           (41,667)           (91,667)
  Obligation under capital lease                192,404       (14,736)           142,785
                                           -------------   -----------    ----------------
        Net cash provided by financing
         activities                           7,439,403       543,647         31,535,313

Net increase (decrease) in cash and
 cash equivalents                               491,537    (6,784,017)         4,026,293
Cash and cash equivalents at beginning
 of period                                      337,044    10,810,310             -
                                           -------------   -----------    ----------------
Cash and cash equivalents at end of
 period                                    $    828,581     4,026,293          4,026,293
                                           =============   ===========    ================

Supplemental disclosure of noncash
 transactions:
  Conversion of Note Payable to Series
   A and Series B Preferred Stock           $      -             -               642,500
  Conversion of mandatorily redeemable
   convertible preferred stock to common
    shares                                         -             -            16,264,199
  Notes issued for 828,750 common shares           -             -                 1,625
  Deferred compensation                         459,390          -               833,086
  Accretion of redemption value attributable
   to mandatorily redeemable convertible
     preferred stock                            375,532          -             1,616,445
  Unrealized gains on available for
   sale securities                               (5,284)       84,173            142,484
                                           =============   ===========    ================

See accompanying notes to financial statements.

                            VIROPHARMA INCORPORATED
                         (A Development Stage Company)

                         Notes to Financial Statements

                             June 30, 1996 and 1997
                                  (unaudited)


(1) ORGANIZATION AND BUSINESS ACTIVITIES

   ViroPharma Incorporated (a development stage company) (the "Company") was incorporated in Delaware on December 5, 1994. The Company is a development stage company engaged in the discovery and development of proprietary antiviral pharmaceuticals for the treatment of diseases caused by RNA viruses.

   The Company is devoting substantially all of its efforts towards conducting drug discovery and development, raising capital, conducting clinical trials, pursuing regulatory approval for products under development, recruiting personnel and building infrastructure. In the course of such activities, the Company has sustained operating losses and expects such losses to continue for the foreseeable future. The Company has not generated any significant revenues or product sales and has not achieved profitable operations or positive cash flow from operations. The Company's deficit accumulated during the development stage aggregated $15,463,235 through June 30, 1997. There is no assurance that profitable operations, if ever achieved, could be sustained on a continuing basis.

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

   BASIS OF PRESENTATION

   The information at June 30, 1997 and for the six months ended June 30, 1996 and 1997, is unaudited but includes all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary to state fairly the financial information set forth therein in accordance with generally accepted accounting principles. The interim results are not necessarily indicative of results to be expected for the full fiscal year. These financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 1996 included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission.

                            VIROPHARMA INCORPORATED
                         (A Development Stage Company)

                    Notes to Financial Statements, continued
                                  (unaudited)

(2) PRO FORMA NET LOSS PER SHARE

   For periods subsequent to the Company's Initial Public Offering (IPO) in November 1996, net loss per share is calculated by dividing the net loss by the weighted average number of common shares outstanding for the respective periods adjusted for the dilutive effect, if any, of common stock equivalents, which consist of stock options and warrants using the treasury stock method. Common stock equivalents that are anti-dilutive are excluded from net loss per share calculations subsequent to the IPO.

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

   The following table sets forth the calculation of total number of shares used in the computation of pro forma net loss per share for the six months ended June 30, 1996 and 1997:


                                                  1996       1997
                                                ---------  ---------
        Weighted average common shares
         outstanding                              890,612  9,080,238
        Incremental shares assumed to be
         outstanding related to common stock,
         stock options and warrants granted
         and convertible preferred stock based
         on the treasury stock method             187,487       -
        Convertible preferred stock
         (if-converted method)                  5,085,668       -
                                                ---------  ---------
        Weighted average common and common
          equivalent shares used in computation
          of pro forma net loss per share       6,163,767  9,080,238
                                                =========  =========

(3)  MANUFACTURING AGREEMENT

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

                            VIROPHARMA INCORPORATED
                         (A Development Stage Company)

                    Notes to Financial Statements, continued
                                  (unaudited)

(4)  COMMON STOCK TRANSACTION

   In June 1997, certain holders of warrants exercisable for shares of the Company's Common Stock exercised such warrants on a cashless basis for an aggregate of 71,795 shares of Common Stock that were otherwise exercisable on a cash basis for 81,597 shares of Common Stock.

(5)  RELATED PARTY TRANSACTIONS

   On June 12, 1997, the Company loaned $104,107 to an officer of the Company in connection with his relocation. The loan bears interest at the lowest Federal Applicable Rate of 6.8% annually and comes due in full on the date of the officer's resignation from the Company or in monthly installments beginning on the date of termination of such officer's employment with the Company (other than by resignation), and extending over a period of between 48 months and 192 months thereafter, depending upon when the termination of employment occurs. On each anniversary of the date of the loan, 25 % of the original principal amount of the loan will be forgiven by the Company so long as the officer is in the Company's employ.

(6)  SUBSEQUENT EVENTS

   On July 21, 1997, the Company entered into a lease for laboratory and office space commencing after the current lease expires in 1998. The term of the new lease is ten years with two five-year renewal options. Under the lease terms, the Company is required to contribute approximately $800,000 in 1997 to the cost of the laboratory construction. The Company also has the right, under certain circumstances, to purchase the new facility at a purchase price based on a pre-determined formula.

   On July 28, 1997, the Company completed a follow-on public offering of 2 million shares of common stock. Net proceeds approximated $25,550,000.

ITEM 2.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          This discussion contains forward-looking statements that involve risks and uncertainties. The Company's actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in "Risk Factors" described in the Company's Prospectus dated July 23, 1997.

          Since inception, the Company has devoted substantially all of its resources to its research and product development programs. ViroPharma has generated no revenues from product sales and has been dependent upon funding primarily from equity financing. The Company does not expect any revenues from product sales for at least the next three year period. The Company has not been profitable since inception and has incurred a cumulative net loss of $15,463,235 through June 30, 1997. Losses have resulted principally from costs incurred in research and development activities and general and administrative expenses. The Company expects to incur additional operating losses over at least the next several years. The Company expects such losses to increase over historical levels as the Company's research and development expenses increase due to further clinical trials, manufacture of drug substance and preclinical development of pleconaril, and further research and development related to other product candidates. The Company's ability to achieve profitability is dependent on developing and obtaining regulatory approvals for its product candidates, successfully commercializing such product candidates, which may include entering into collaborative agreements for product development and commercialization, and securing contract manufacturing services.

    RESULTS OF OPERATIONS

     Three-month period ended June 30, 1997 compared to three-month period ended June 30, 1996.

          The Company earned no revenues during the three months ended June 30, 1997 and 1996. Net interest income increased to $263,678 for the three months ended June 30, 1997 from $18,457 for the three months ended June 30, 1996, principally due to larger invested balances provided by the proceeds of the Company's initial public offering completed in November 1996.

          Research and development expenses increased to $2,640,585 for the three months ended June 30, 1997 from $1,209,129 for the three months ended June 30, 1996. The increase was principally due to the cost of clinical trials related to pleconaril and the advancement of drug candidates for the Company's influenza, hepatitis C and viral pneumonia programs.

          General and administrative expenses increased to $785,951 for the three months ended June 30, 1997 from $453,546 for the three months ended June 30, 1996. The increase was principally due to increased personnel expenses and public company costs, as well as to increased costs associated with the pursuit of corporate collaborations.

          The net loss increased to $3,162,858 for the three months ended June 30, 1997 from $1,644,218 for the three months ended June 30, 1996.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued

     Six-month period ended June 30, 1997 compared to six-month period ended June 30, 1996.

          The Company earned and received a milestone payment of $750,000 from Boehringer Ingelheim during the six month period ended June 30, 1997. The Company earned no revenues during the six months ended June 30, 1996. Net interest income increased to $455,084 for the six months ended June 30, 1997 from $74,281 for the six months ended June 30, 1996, principally due to larger invested balances provided by the proceeds of the Company's initial public offering completed in November 1996.


          Research and development expenses increased to $4,548,837 for the six months ended June 30, 1997 from $2,624,558 for the six months ended June 30, 1996. The increase was principally due to the cost of clinical trials related to pleconaril and the advancement of drug candidates for the Company's influenza, hepatitis C and viral pneumonia programs.

          General and administrative expenses increased to $1,550,519 for the six months ended June 30, 1997 from $673,719 for the six months ended June 30, 1996. The increase was principally due to increased personnel expenses and public company costs, as well as to increased costs associated with the pursuit of corporate collaborations.

          The net loss increased to $4,894,272 for the six months ended June 30, 1997 from $3,223,996 for the six months ended June 30,1996.

    LIQUIDITY AND CAPITAL RESOURCES

     The Company commenced operations in December 1994. The Company is a development stage company and to date has not generated revenues from product sales. The cash flows used in operations are for research and development activities and the supporting general and administrative expenses. Through June 30, 1997, the Company has used approximately $10.8 million in operating activities. The Company invests its cash in short-term investments. Through June 30, 1997, the Company has used approximately $16.7 million in investing activities, including approximately $15.7 million in short-term investments and $1.0 million in equipment purchases. Through June 30, 1997, the Company has financed its operations primarily through an initial public offering of Common Stock and private placements of redeemable preferred stock and Common Stock totaling approximately $31.5 million. At June 30, 1997, the Company had cash and cash equivalents and short-term investments aggregating approximately $19.5 million. On July 28, 1997, the Company completed a follow-on public offering of 2 million shares of common stock. Net proceeds from this offering were approximately $25.6 million.

     The Company leases its corporate and research and development facilities under an operating lease expiring in 1998. On July 21, 1997, the Company entered into an operating lease for laboratory and office space aggregating 48,400 square feet commencing after the current operating lease expires. Under the lease terms, the company is required to contribute approximately $800,000 in 1997 to the cost of the laboratory construction. Annual rent is expected to increase by approximately $400,000 over current levels. The Company also has the right, under certain circumstances, to purchase the new facility at a purchase price based on a predetermined formula. The Company has financed substantially all of its equipment under two master lease agreements and one bank loan. The bank loan, which was consummated in February 1997, is for $600,000, is payable in equal installments over 72 months and bears interest at approximately 9%. The Company is required to repay amounts outstanding under the two leases within periods ranging from 32 to 48 months. As of June 30, 1997, outstanding borrowings under these arrangements are approximately $1.2 million. The Company is required to make a milestone payment to Sanofi, S.A. of up to $2 million upon the earlier of a future milestone event as defined in the agreement with Sanofi or December 1998. In addition, the Company would also be required to make certain significant additional payments, including royalties, as defined, should agreed-upon future milestones be attained.

     The Company has incurred losses from its operations since inception. The Company expects to incur additional operating losses over at least the next several years. The Company expects such losses to increase over historical levels as the Company's research and development expenses increase due to the cost of further clinical trials, manufacture of drug substance and preclinical development of pleconaril, and further research and development related to other product candidates. The Company will require additional financing for operations prior to achieving positive cash flows from its commercial activities. The Company expects that it will need additional financing to complete all clinical studies for pleconaril and other development and required testing for any other of the Company's product candidates. To obtain this financing, the Company may seek to access the public or private equity markets or enter into additional arrangements with corporate collaborators. To the extent the Company raises additional capital by issuing equity securities, ownership dilution to existing stockholders may result. There can be no assurance, however, that additional financing will be available on acceptable terms from any source.

     In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 128 "Earnings Per Share" (Statement 128). The provisions of Statement 128 specify the computation, presentation and disclosure requirements for earnings per share effective for the year ended December 31, 1997. Statement 128 should have no significant effect on earnings per share due to the antidilutive nature of the common stock equivalents issued to date by the Company. In addition, the FASB issued three statements that may require additional future disclosure. They are for comprehensive income, capital structure disclosure and segment disclosure. The Company will implement the provisions of these statements starting in 1997 and 1998. The Company does not expect these statements to have a significant effect on the financial statements.

PART II - OTHER INFORMATION
----------------------------

ITEM 2.  CHANGES IN SECURITIES.

     In June 1997, certain holders of warrants exercisable for shares of the Company's Common Stock exercised such warrants on a cashless basis for an aggregate of 71,795 shares of Common Stock that were otherwise exercisable on a cash basis for 81,597 shares of Common Stock. The Company believes that these transactions were exempt from registration under Section 4(2) of the Securities Act of 1933, as amended because the transactions did not involve a public offer.



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     On May 28, 1997, the Company held its annual stockholders meeting (the "Meeting"). In connection with the Meeting, the Company solicited proxies for the election of Dr. Christopher Moller and Mr. David Scheer as directors of the Company. The record date for determining the stockholders entitled to receive notice of, and vote at, the Meeting was April 1, 1997 (the "Record Date"). The Company had 9,077,116 shares of its Common Stock outstanding as of the Record Date, of which 7,555,722 were represented at the Meeting (7,289,955 shares by proxy and 265,767 shares in person). Such shares were voted at the Meeting in respect of the election of Dr. Moller and Mr. Scheer to the Company's board of directors as follows:


                                     Number of Votes
                                     FOR     WITHHELD
                                  ---------  --------
        Dr. Christopher Moller    7,555,722       -0-
        Mr. David Scheer          7,555,722       -0-


Claude Nash, Ann Lamont, Steve Dow, Jon Gilbert, and Frank Baldino each continued his or her term of office as a director after the meeting.



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  List of Exhibits:

          27.0  Financial Data Schedule

     (b)  Reports on Form 8-K:

          There were no reports on Form 8-K filed during the quarter ended June 30, 1997.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    VIROPHARMA INCORPORATED


Date: August 12, 1997               By:      /s/  Claude H. Nash
                                       ----------------------------------
                                       Claude H. Nash
                                       President, Chief Executive Officer and
                                       Chairman of the Board of Directors


                                    By:      /s/  Vincent J. Milano
                                       ---------------------------------
                                       Vincent J. Milano
                                       Vice President, Finance &
                                       Administration and Treasurer
                                       (Principal Financial Officer)

                               Exhibit Index

Exhibit                             Description
-------                             -----------

27                                  Financial Data Schedule