Form 10-Q
period 1997-09-30
VIROPHARMA INC
filed 1997-11-12
CIK 946840

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q




             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1997

                                       or

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

                                  610-651-0200
              (Registrant's Telephone Number, Including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirement for the past 90 days: Yes X   No
                                     ---     ---

Number of shares outstanding of the issuer's Common Stock, par value $.002 per share, as of November 10, 1997: 11,463,106 shares.

                             VIROPHARMA INCORPORATED

                                      INDEX


PART I.   FINANCIAL INFORMATION



                                                                           Page
                                                                           ----
Item 1.  Financial Statements:

    Balance Sheets at December 31, 1996 and September 30, 1997               3


    Statements of Operations for the three months ended
        September 30, 1996 and 1997, the nine                                4
        months ended September 30, 1996 and 1997, and the period from December 5, 1994 (inception) to September 30, 1997


    Statements of Cash Flows for the nine months ended
        September 30, 1996 and 1997 and the                                  5
        period from December 5, 1994 (inception) to September 30, 1997

    Notes to Financial Statements                                            6

Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations.                             9




PART II.   OTHER INFORMATION


Item 2.    Use of Proceeds                                                  13

Item 6.    Exhibits and Reports on Form 8-K                                 13

           Signatures                                                       14

PART I.  FINANCIAL INFORMATION
------------------------------

ITEM 1.  FINANCIAL STATEMENTS

                             ViroPharma Incorporated
                          (A Development Stage Company)
                                 Balance Sheets
                    December 31, 1996 and September 30, 1997


                                                                                       December 31,         September 30,
                                                                                           1996                 1997
                                                                                       ------------         ------------
                                     Assets                                              Audited              Unaudited
                                                                                       ------------         ------------
Current assets:
     Cash and cash equivalents                                                         $ 10,810,310            6,605,265
     Short-term investments                                                              11,737,369           39,639,867
     Other current assets                                                                   197,171              450,324
                                                                                       ------------         ------------
               Total current assets                                                      22,744,850           46,695,456
Equipment and leasehold improvements, net                                                   672,029              998,625
Construction in progress                                                                       --                834,760
Restricted investment                                                                          --                300,000
Other assets                                                                                 36,000              174,424
                                                                                       ------------         ------------
               Total assets                                                            $ 23,452,879           49,003,265
                                                                                       ============         ============

                      Liabilities and Stockholders' Equity
Current liabilities:
     Accounts payable                                                                       356,171              585,646
     Loan payable - current                                                                    --                100,000
     Obligation under capital lease - current                                                52,950               59,688
     Accrued expenses and other current liabilities                                       2,334,026            5,675,217
                                                                                       ------------         ------------
               Total current liabilities                                                  2,743,147            6,420,551
Loan payable - non-current                                                                     --                433,333

Obligation under capital lease - noncurrent                                                 104,571               69,250
                                                                                       ------------         ------------
                                                                                          2,847,718            6,923,134

                                                                                       ------------         ------------

Stockholders' equity:
     Preferred stock, par value $.001 per share. Authorized 5,000,000 shares at
        December 31, 1996 and September 30, 1997; none outstanding                             --                   --
     Common stock, par value $.002 per share. Authorized 27,000,000 shares at
        December 31, 1996 and September 30, 1997; issued and outstanding
        9,076,861 shares at December 31, 1996 and 11,450,522 at
        September 30, 1997                                                                   18,154               22,901
     Additional paid-in capital                                                          31,758,996           61,494,017
     Deferred compensation                                                                 (661,337)            (494,513)
     Unrealized gains on available for sale securities                                       58,311              186,909
     Deficit accumulated during the development stage                                   (10,568,963)         (19,129,183)
                                                                                       ------------         ------------
               Total stockholders' equity                                                20,605,161           42,080,131
                                                                                       ------------         ------------
Commitments
               Total liabilities and stockholders' equity                              $ 23,452,879           49,003,265

                                                                                       ------------         ------------

See accompanying notes to financial statements.

                             ViroPharma Incorporated
                          (A Development Stage Company)

                            Statements of Operations
                                   (unaudited)

                 Three months ended September 30, 1996 and 1997,
           the nine months ended September 30, 1996 and 1997, and the period from December 5, 1994 (inception) to September 30, 1997


                                                                                                                        Period
                                                                                                                      December 5,
                                                                                                                         1994
                                                        Three months ended                Nine months ended         (inception) to
                                                           September 30,                     September 30,           September 30,
                                                       1996             1997            1996              1997            1997
                                                   ----------------------------       ---------------------------   --------------
Revenues:
  License fee                                      $ 1,000,000                -       1,000,000                 -      1,000,000
  Milestone revenue                                          -          750,000               -         1,500,000      1,500,000
  Grant revenue                                        212,615                -         212,615                 -        526,894
                                                   ----------------------------       ---------------------------   --------------
      Total revenues                                 1,212,615          750,000       1,212,615         1,500,000      3,026,894

Operating expenses incurred in the
  development stage:
    Research and development                         1,641,013        3,980,665       4,265,571         8,529,500     18,230,088
    General and administrative                         352,911          814,127       1,026,630         2,364,649      5,120,790
                                                   ----------------------------       ---------------------------   --------------
      Total operating expenses                       1,993,924        4,794,792       5,292,201        10,894,149     23,350,878


Interest income, net                                    67,692          378,845         141,973           833,929      1,194,801
                                                   ----------------------------       ---------------------------   --------------
      Net loss                                        (713,617)      (3,665,947)     (3,937,613)       (8,560,220)   (19,129,183)

Accretion of redemption value attributable to          853,476                -       1,229,008                 -      1,616,445
  mandatory redeemable convertible
  preferred stock
                                                   ----------------------------       ---------------------------   --------------
Net loss allocable to common
  shareholders                                      (1,567,093)      (3,665,947)     (5,166,621)       (8,560,220)   (20,745,628)
                                                   ============================       ===========================   ==============

Pro forma net loss per share                             (0.11)           (0.34)          (0.64)            (0.89)
                                                   ============================       ===========================   ==============

Shares used in computing pro forma
  net loss per share                                 6,730,740       10,750,361       6,158,187         9,636,680
                                                   ============================       ===========================   ==============

See accompanying notes to financial statements.

                             ViroPharma Incorporated
                          (A Development Stage Company)

                            Statements of Cash Flows
                                   (unaudited)
              Nine months ended September 30, 1996 and 1997 and the
         period from December 5, 1994 (inception) to September 30, 1997

                                                                                                                Period
                                                                                                           December 5, 1994
                                                                             Nine months ended              (inception) to
                                                                               September 30,                 September 30,
                                                                         1996                1997                1997
                                                                     -----------         -----------         -----------
Cash flows from operating activities:
     Net loss                                                        $(3,937,613)         (8,560,220)        (19,129,183)
     Adjustments to reconcile net loss to net cash
     used in operating activities:
           Non-cash compensation expense                                 115,384             166,824             338,573
           Non-cash warrant value                                         15,937              11,952             121,872
           Depreciation and amortization expense                          32,815             183,649             241,670
           Changes in assets and liabilities:
               Other current assets                                      (81,397)           (253,153)           (450,324)
               Other assets                                                  -              (138,424)           (174,424)
               Accounts payable                                          252,006             229,475             585,646
               Accrued expenses and other current liabilities              7,239           3,341,191           5,675,217
                                                                     -----------         -----------         -----------
           Net cash used in operating activities                      (3,595,629)         (5,018,706)        (12,790,953)

Cash flows from investing activities:
     Purchase of equipment                                              (215,106)           (510,245)         (1,240,297)
     Construction in Progress                                                -              (834,760)           (834,760)
     Purchase of short-term investments available for sale            (3,963,023)        (45,000,027)        (71,354,696)
     Sales of short-term investments                                         -             1,708,140           6,071,895
     Maturities of short-term investments                              4,317,003          15,217,987          25,529,844
                                                                     -----------         -----------         -----------
               Net cash used in investing activities                     138,874         (29,418,905)        (41,828,014)

Cash flows from financing activities:
     Net proceeds from issuance of preferred stock                     7,222,900                 -            13,931,243
     Net proceeds from issuance of common stock                            7,100          29,727,816          45,986,593
     Deferred offering costs                                            (243,589)
     Proceeds received on notes receivable                                   -                   -                 1,625
     Proceeds from loan payable                                                              600,000             600,000
     Proceeds from notes payable                                          12,500                 -               692,500
     Payment of notes payable                                            (50,000)            (66,667)           (116,667)
     Obligation under capital lease                                      180,610             (28,583)            128,938
                                                                     -----------         -----------         -----------
               Net cash provided by financing activities               7,129,521          30,232,566          61,224,232

Net increase (decrease) in cash and cash equivalents                   3,672,766          (4,205,045)          6,605,265
Cash and cash equivalents at beginning of period                         337,044          10,810,310                 -
                                                                     -----------         -----------         -----------
Cash and cash equivalents at end of period                           $ 4,009,810           6,605,265           6,605,265
                                                                     ===========         ===========         ===========

Supplemental disclosure of noncash transactions:
     Conversion of Note Payable to Series A and
        Series B Preferred Stock                                     $       -                   -               642,500
     Conversion of mandatorily redeemable convertible
        preferred stock to common shares                                     -                   -            16,264,199
     Notes issued for 828,750 common shares                                  -                   -                 1,625
     Deferred compensation                                             1,084,905                 -               833,086
     Accretion of redemption value attributable to
        mandatorily redeemable convertible preferred stock             1,229,008                 -             1,616,445
     Unrealized gains on available for sale securities                    24,920             128,598             186,909
                                                                     ===========         ===========         ===========

See accompanying notes to financial statements.

                             ViroPharma Incorporated
                          (A Development Stage Company)

                          Notes to Financial Statements

                           September 30, 1996 and 1997
                                   (unaudited)


 (1)   Organization and Business Activities

       ViroPharma Incorporated (a development stage company) (the "Company") was incorporated in Delaware on December 5, 1994. The Company is a development stage company engaged in the discovery and development of proprietary antiviral pharmaceuticals for the treatment of diseases caused by RNA viruses.

       The Company is devoting substantially all of its efforts towards conducting drug discovery and development, raising capital, conducting clinical trials, pursuing regulatory approval for products under development, recruiting personnel and building infrastructure. In the course of such activities, the Company has sustained operating losses and expects such losses to continue for the foreseeable future. The Company has not generated any significant revenues or product sales and has not achieved profitable operations or positive cash flow from operations. The Company's deficit accumulated during the development stage aggregated $19,129,183 through September 30, 1997. There is no assurance that profitable operations, if ever achieved, could be sustained on a continuing basis.

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

       Basis of Presentation

       The information at September 30, 1997 and for the nine months ended September 30, 1996 and 1997, is unaudited but includes all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary to state fairly the financial information set forth therein in accordance with generally accepted accounting principles. The interim results are not necessarily indicative of results to be expected for the full fiscal year. These financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 1996 included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission.

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

       The following table sets forth the calculation of total number of shares used in the computation of pro forma net loss per share for the nine months ended September 30, 1996 and 1997:

                                                                         1996            1997
                                                                     -----------     ------------
          Weighted average common shares outstanding                    894,170       9,636,680
          Incremental shares assumed to be outstanding
               related to common stock, stock options and
               warrants granted and convertible preferred
               stock based on the treasury stock method                 582,083              -
          Convertible preferred stock (if-converted method)           4,681,934              -
                                                                     -----------     ------------
          Weighted average common and common
               equivalent shares used in computation of
               pro forma net loss per share                           6,158,187       9,636,680

                                                                     ===========     ============


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

(4)    Common Stock Transactions

       In June 1997, certain holders of warrants exercisable for shares of the Company's common stock exercised such warrants on a cashless basis for an aggregate of 71,795 shares of common stock that were otherwise exercisable on a cash basis for 81,597 shares of common stock.

       On July 23, 1997, the Company completed a follow-on public offering of 2 million shares of common stock. On August 15, 1997, the underwriters exercised an over allotment option to purchase an additional 300,000 shares. Net proceeds of the follow-on offering, including the over-allotment exercise, approximated $29,728,000.

(5)    Related Party Transactions

       During 1997, the Company loaned an aggregate of $134,765 to two officers of the Company to defray relocation expenses incurred by them in connection with their employment by the Company. Each loan is evidenced by a promissory note, bears interest at the lowest Federal Applicable Rate and comes due in full on the date of such officer's resignation from the Company or in monthly installments beginning on the date of termination of such officer's employment with the Company (other than by resignation), and extending over a period of between 18 months and 192 months thereafter, depending upon when the termination of employment occurs. On each anniversary of the date of the respective loans, 25% of the original principal amount of the loans will be forgiven by the Company so long as the applicable officer is in the Company's employ.

(6)    Commitments

       On July 21, 1997, the Company entered into a lease for laboratory and office space commencing after the current lease expires in 1998. The term of the new lease is ten years with two five-year renewal options. Under the lease terms, the Company contributed $834,760 to the cost of the laboratory construction. The Company also has the right, under certain circumstances, to purchase the new facility at a purchase price based on a pre-determined formula.


(7)     Subsequent Events

        On October 9, 1997, the Company received $1,000,000 from Boehringer Ingelheim Pharmaceuticals, Inc. ("BI") as an advance on a future milestone in connection with a Collaborative Research & Development Agreement ("the Agreement"). Such amount will be creditable against a milestone, if achieved, or would become due and payable two years after the termination of the Agreement. The advance bears interest at 8.5% and is evidenced by a promissory note. If amounts due under the note are not paid as described in the note, BI may convert the then outstanding principal balance and accrued interest thereon into shares of the Company's Common Stock based on the last sale price of such Common Stock on the date immediately prior to the date on which the Company is notified of BI's intention to convert the promissory note.

ITEM 2.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                   This discussion contains forward-looking statements that involve risks and uncertainties. The Company's actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in "Risk Factors" described in the Company's Prospectus dated July 23, 1997 and filed with the Securities and Exchange Commission.

                   Since inception, the Company has devoted substantially all of its resources to its research and product development programs. ViroPharma has generated no revenues from product sales and has been dependent upon funding primarily from equity financing. The Company does not expect any revenues from product sales for at least the next three year period. The Company has not been profitable since inception and has incurred a cumulative net loss of $19,129,183 through September 30, 1997. Losses have resulted principally from costs incurred in research and development activities and general and administrative expenses. The Company expects to incur additional operating losses over at least the next several years. The Company expects such losses to increase over historical levels as the Company's research and development expenses increase due to further clinical trials, manufacture of drug substance and preclinical development of pleconaril, and further research and development related to other product candidates. The Company's ability to achieve profitability is dependent on developing and obtaining regulatory approvals for its product candidates, successfully commercializing such product candidates, which may include entering into collaborative agreements for product development and commercialization, and securing contract manufacturing services.

        Results of Operations

          Three-month period ended September 30, 1997 compared to three-month period ended September 30, 1996.

                   The Company earned and received a milestone payment of $750,000 from Boehringer Ingelheim during the three months ended September 30, 1997 and a license fee payment of $1,000,000 from Boehringer Ingelheim during the three months ended September 30, 1996. Net interest income increased to $378,845 for the three months ended September 30, 1997 from $67,692 for the three months ended September 30, 1996, principally due to larger invested balances provided by the proceeds of the Company's initial public offering completed in November 1996 and the follow-on offering completed in July 1997.

                   Research and development expenses increased to $3,980,665 for the three months ended September 30, 1997 from $1,641,013 for the three months ended September 30, 1996. The increase was principally due to the cost of multiple clinical trials related to pleconaril and the advancement of drug candidates for the Company's influenza, hepatitis C and viral pneumonia programs.

                   General and administrative expenses increased to $814,127 for the three months ended September 30, 1997 from $352,911 for the three months ended September 30, 1996. The increase was principally due to increased personnel expenses and public company costs, as well as to increased costs associated with the pursuit of corporate collaborations.

                   The net loss increased to $3,665,947 for the three months ended September 30, 1997 from $713,617 for the three months ended September 30, 1996.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued

        Nine-month period ended September 30, 1997 compared to nine-month period ended September 30, 1996.

                   The Company earned and received milestone payments of $1,500,000 from Boehringer Ingelheim during the nine month period ended September 30, 1997 and a license fee payment of $1,000,000 from Boehringer Ingelheim during the nine months ended September 30, 1996. Net interest income increased to $833,929 for the nine months ended September 30, 1997 from $141,973 for the nine months ended September 30, 1996, principally due to larger invested balances provided by the proceeds of the Company's initial public offering completed in November 1996 and the follow-on offering completed in July 1997.

                   Research and development expenses increased to $8,529,500 for the nine months ended September 30, 1997 from $4,265,571 for the nine months ended September 30, 1996. The increase was principally due to the cost of multiple clinical trials related to pleconaril and the advancement of drug candidates for the Company's influenza, hepatitis C and viral pneumonia programs.

                   General and administrative expenses increased to $2,364,649 for the nine months ended September 30, 1997 from $1,026,630 for the nine months ended September 30, 1996. The increase was principally due to increased personnel expenses and public company costs, as well as to increased costs associated with the pursuit of corporate collaborations.

                   The net loss increased to $8,560,220 for the nine months ended September 30, 1997 from $3,937,613 for the nine months ended September 30,1996.

        Liquidity and Capital Resources

                  The Company commenced operations in December 1994. The Company is a development stage company and to date has not generated revenues from product sales. The cash flows used in operations are for research and development activities and the supporting general and administrative expenses. Through September 30, 1997, the Company has used approximately $12.8 million in operating activities. The Company invests its cash in short-term investments. Through September 30, 1997, the Company has used approximately $41.8 million in investing activities, including approximately $39.7 million in short-term investments and $2.1 million in equipment purchases and new construction. Through September 30, 1997, the Company has financed its operations primarily through an initial public offering of common stock, a follow-on offering of common stock and private placements of redeemable preferred stock and common stock totaling approximately $61.2 million. At September 30, 1997, the Company had cash and cash equivalents and short-term investments aggregating approximately $46.2 million.

                  The Company leases its corporate and research and development facilities under an operating lease expiring in 1998. On July 21, 1997, the Company entered into an operating lease for laboratory and office space aggregating 48,400 square feet commencing after the current operating lease expires. Under the lease terms, the company contributed $834,760 to the cost of the laboratory construction. Annual rent is expected to increase by approximately $400,000 over current levels. The Company also has the right, under certain circumstances, to purchase the new facility at a purchase price based on a predetermined formula. The Company has financed substantially all of its equipment under two master lease agreements and one bank loan. The bank loan, which was consummated in February 1997, is for $600,000, is payable in equal installments over 72 months, and bears interest at approximately 9%. The Company is required to repay amounts outstanding under the two leases within periods ranging from 32 to 48 months. As of September 30, 1997, outstanding borrowings under these arrangements are approximately $1.2 million. The Company is required to make a milestone payment to Sanofi, S.A. of up to $2 million upon the earlier of a future milestone event as defined in the agreement with Sanofi or December 1998. In addition, the Company would also be required to make certain significant additional payments, including royalties, as defined, should agreed-upon future milestones be attained. On October 9, 1997, the Company received $1,000,000 from Boehringer Ingelheim Pharmaceuticals, Inc. as and advance on a future milestone in connection with a Collaborative Research & Development Agreement ("the Agreement"). Such amount will be creditable against a milestone, if achieved, or would become due and payable two years after the termination of the Agreement. The advance bears interest at 8.5% and is evidenced by a promissory note. If amounts due under the note are not paid as described in the note, BI may convert the then outstanding principal balance and accrued interest thereon into shares of the Company's common stock based on the last sale price of such common stock on the date immediately prior to the date on which the Company is notified of BI's intention to convert the promissory note.

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

                  PART II - OTHER INFORMATION
                  ---------------------------


ITEM 2.  Use of Proceeds

                  The company filed its second form SR as of August 19, 1997 (in connection with its initial public offering on November 19,
                  1996). The information from August 19 through September 30, 1997 is as follows:

                  ---------------------------------------------------------- ---------------------
                  Purchase and installation of machinery and equipment              $    42,000
                  ---------------------------------------------------------- ---------------------
                  Repayment of indebtedness                                              24,000
                  ---------------------------------------------------------- ---------------------
                  Working Capital                                                       681,000
                  ---------------------------------------------------------- ---------------------
                  Clinical Development                                                  881,000
                  ---------------------------------------------------------- ---------------------
                  Research & Development                                              1,023,000
                  ---------------------------------------------------------- ---------------------

ITEM 6.  Exhibits and Reports on Form 8-K

         (a)      List of Exhibits:

                  10.27 Consulting Agreement dated July 31, 1997 between the
                        Company and Frank Baldino, Jr.

                  10.28 Consulting Agreement dated July 31, 1997 between the
                        Company and Robert J. Glaser.

                  10.29 Promissory Note of Vincent J. Milano and Christie A.
                        Milano, dated August 20, 1997.

                  27    Financial Data Schedule

         (b)      Reports on Form 8-K:

                  There were no reports on Form 8-K filed during the quarter ended September 1997.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     VIROPHARMA INCORPORATED


Date: November 10, 1997              By:    /s/  Claude H. Nash
                                        ------------------------------
                                        Claude H. Nash
                                        President, Chief Executive Officer and
                                        Chairman of the Board of Directors


                                     By:    /s/  Vincent J. Milano
                                        ------------------------------
                                        Vincent J. Milano
                                        Vice President, Finance & Administration
                                        and Treasurer
                                        (Principal Financial Officer)

                                 Exhibit Index


Exhibit                            Description
-------                            -----------
10.27                              Consulting Agreement dated July 31, 1997
                                   between the Company and Frank Baldino, Jr.

10.28 Consulting Agreement dated July 31, 1997 between the Company and Robert J. Glaser.

10.29                              Promissory Note of Vincent J. Milano and
                                   Christie A. Milano, dated August 20, 1997.

27                                 Financial Data Schedule
