Form 10-K405
period 1997-12-31
VIROPHARMA INC
filed 1998-03-27
CIK 946840

===============================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------

                                   FORM 10-K

  (Mark One)

  [X]
 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
                                    OF 1934

  For the fiscal year ended December 31, 1997

                                      OR

  [_]
 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

  For the transition period from       to

  Commission File Number:   0-21699

                            VIROPHARMA INCORPORATED
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

               DELAWARE                              94-2347624
    (STATE OR OTHER JURISDICTION OF      (I.R.S. EMPLOYER IDENTIFICATION NO.)
    INCORPORATION OR ORGANIZATION)

        405 EAGLEVIEW BOULEVARD                         19341
          EXTON, PENNSYLVANIA                         (ZIP CODE)
    (ADDRESS OF PRINCIPAL EXECUTIVE
               OFFICES)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: 610-458-7300

          Securities registered pursuant to Section 12(b) of the Act:

     Title of each class:             Name of each exchange on which registered:
     --------------------             ------------------------------------------
             None                                      None


          Securities registered pursuant to Section 12(g) of the Act:

                         Common Stock, par value $.002

                               ----------------

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days: YES [X]   NO [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

  The approximate aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $151,031,390 as of March 1, 1998, based upon the closing sale price per share of the Common Stock as quoted on The Nasdaq Stock Market. This amount excludes 3,831,151 shares of Common Stock held by directors, officers and stockholders with representatives on the board of directors whose ownership exceeds ten percent of the Common Stock outstanding at March 1, 1998. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant, or that such person is controlled by or under common control with the registrant.

  The number of shares of the registrant's Common Stock outstanding as of March 1, 1998 was 11,478,310.

                      DOCUMENTS INCORPORATED BY REFERENCE

  As stated in Part III of this Annual Report on Form 10-K, portions of the registrant's definitive proxy statement (the "Proxy Statement") for the registrant's 1998 Annual Meeting of Stockholders to be held on May 21, 1998 are incorporated by reference in Part III of this Annual Report on Form 10-K.

===============================================================================

                            VIROPHARMA INCORPORATED

                            FORM 10-K ANNUAL REPORT
                    For Fiscal Year Ended December 31, 1997

                               TABLE OF CONTENTS

                                                                           PAGE
                                                                           ----
 PART I
 Item 1.  Business                                                           1
 Item 2.  Properties                                                        13
 Item 3.  Legal Proceedings                                                 13
 Item 4.  Submission of Matters to a Vote of Security Holders               14
 PART II
          Market for the Registrant's Common Equity and Related
 Item 5.  Stockholder Matters                                               16
 Item 6.  Selected Financial Data                                           18
          Management's Discussion and Analysis of Financial Condition
 Item 7.  and Results of Operations                                         19
 Item 8.  Financial Statements and Supplementary Data                       21
          Changes in and Disagreements with Accountants on Accounting
 Item 9.  and Financial Disclosure                                          22
 PART III
 Item 10. Directors and Executive Officers of the Registrant                22
 Item 11. Executive Compensation                                            22
 Item 12. Security Ownership of Certain Beneficial Owners and Management    22
 Item 13. Certain Relationships and Related Transactions                    22
 PART IV
          Exhibits, Financial Statement Schedules, and Reports on Form
 Item 14. 8-K                                                               23
 Index to Financial Statements and Schedules                               F-1

  The statements contained in this Annual Report on Form 10-K or incorporated herein by reference that are not historical facts or statements of current condition are forward-looking statements. Such forward-looking statements may be identified by, among other things, the use of forward-looking terminology such as "believes," "expects," "estimates," "plans," "continues," "may," "will," "should," "anticipates," or "intends" or the negative thereof or other variations of such terminology, or by discussions of strategy or intentions. These forward-looking statements, such as statements regarding present or anticipated scientific progress, development of potential pharmaceutical products, future revenues, capital expenditures, research and development expenditures, future financings and collaborations, personnel, and manufacturing requirements and capabilities, involve predictions, and are subject to risks and uncertainties. The Company's actual results, performances or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. Factors contributing to such risks and uncertainties that might affect the Company's actual results, performance or achievements include, but are not limited to, those discussed in "Important Factors Regarding Forward-Looking Statements" attached hereto as
Exhibit 99. Given these risks and uncertainties, current or prospective investors are cautioned not to place undue reliance on any such forward-looking statements. Furthermore, the Company disclaims any obligation or intent to update any such forward-looking statements to reflect future events or developments.

  Unless the context indicates otherwise, the terms "ViroPharma" and "Company" refer to ViroPharma Incorporated. "ViroPharma" is a trademark and service mark of the Company. The Company has filed applications to register the trademark and service mark in the United States and Canada. All other brand names or trademarks appearing in this Annual Report on Form 10-K are the property of their respective owners.

                                    PART I

ITEM 1. BUSINESS

OVERVIEW

  ViroPharma was incorporated in Delaware in September 1994 and commenced operations in December 1994. The Company's executive offices and research facility are located at 405 Eagleview Boulevard, Exton, PA 19341. The Company is a development stage pharmaceutical company engaged in the discovery and development of new antiviral medicines. The Company has focused its current drug development and discovery activities on a number of ribonucleic acid ("RNA") virus diseases, including viral meningitis, viral syndrome ("summer flu"), hand-foot-and-mouth disease, the common cold in asthmatics, respiratory syncytial virus ("RSV") pneumonia, influenza and hepatitis C.

  ViroPharma's most advanced product candidate, pleconaril, is currently being developed for the treatment of various RNA virus diseases. Preclinical studies have demonstrated that pleconaril is a potent, broad-spectrum, orally-active inhibitor of several RNA viruses. In April 1996, ViroPharma completed a Phase II challenge study in viral syndrome with pleconaril, in which all evaluated disease measures were significantly reduced in treated subjects. In June 1997, ViroPharma completed a Phase II clinical trial for viral meningitis which demonstrated that pleconaril significantly reduced disease duration, the trial's primary endpoint. Adverse events observed in pleconaril and placebo-treated patients in the clinical trials conducted by the Company to date have been similar in nature and frequency.

  ViroPharma commenced two additional Phase II/III clinical trials for viral meningitis in June 1997, one in adolescents/adults and one in pediatric patients, and a Phase II clinical trial for viral syndrome in June 1997. The Company also initiated a Phase II clinical trial with pleconaril for hand-foot-and-mouth disease in March 1997 and a Phase II clinical trial for the common cold in patients with asthma in September 1997. The Company has additional compounds in research and preclinical stages of development for the treatment of RSV pneumonia, influenza and hepatitis C.

  ViroPharma believes its drug discovery and development technologies and its expertise have potential applicability to a broad range of diseases caused by RNA viruses. RNA viruses are responsible for the majority of human viral diseases, causing illnesses ranging from acute and chronic ailments to fatal infections.

DISEASES CAUSED BY VIRUSES

  Viruses are intracellular parasites that require a living host cell within which to reproduce. They are composed of genetic material enclosed in a protective protein coat. The genetic material of a virus, which may be in the form of either deoxyribonucleic acid ("DNA") or, RNA is unique and characteristic of that virus and provides the blueprint for virus reproduction.

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

  Infection by viruses, and their ensuing replication, can lead to disease. DNA viruses cause diseases such as herpes, hepatitis B and papillomas (warts). The retrovirus HIV (human immunodeficiency virus) causes AIDS. RNA viruses, however, are responsible for the majority of human viral diseases, causing a multitude of illnesses ranging from acute and chronic ailments to fatal infections. The Company has currently focused its discovery research on diseases caused by RNA viruses.

The following is a list of selected diseases caused by RNA viruses:

-------------------------------------------------------------------------------
                              RNA VIRUS DISEASES

  Bronchiolitis                    Enterovirus meningitis        Rabies
  Dengue fever                     Hantavirus pulmonary syndrome Rhinovirus common cold
  Diarrhea diseases                Hemorrhagic conjunctivitis    RSV Pneumonia
  Ebola fever                      Hemorrhagic fevers            Rubella
  Encephalitis                     Hepatitis C, A, D and E       Tick fevers
  Viral syndrome                   Influenza                     Viral pharyngitis
  Enterovirus hand-foot-and-mouth  Measles                       Yellow fever
                                   Myocarditis

 The Company has focused its current drug development and discovery activities on the italicized diseases.
-------------------------------------------------------------------------------
TREATING RNA VIRUS DISEASES

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

  The Company believes that the process of viral RNA uncoating and replication represents an attractive target for the therapeutic intervention in disease caused by RNA viruses. For RNA viruses to cause disease, they must replicate. Inhibiting RNA virus replication can prevent, limit or stop disease. In addition to thwarting disease, the direct inhibition of viral RNA uncoating and replication should reduce the possibility for generation of drug-resistant virus offspring and decrease virus transmission from infected individuals to healthy persons. RNA replication is a complicated process involving several viral proteins that must act together in a coordinated fashion. Due to the nature of this process, changes or mutations in these proteins are not readily tolerated. Consequently, viral proteins required for RNA replication are not only specific to the virus, they are among the least variable proteins of the virus. This is in contrast to the highly variable viral surface proteins generally involved in immune responses to virus infections. This invariability of the viral proteins responsible for viral RNA replication represents an important attribute in their selection as molecular targets for antiviral drug discovery and development.

The ViroPharma Approach

  ViroPharma is focused on RNA virology and RNA antiviral drug discovery and development. While the RNA uncoating and replication process is common among all RNA viruses, the detailed molecular and biochemical mechanisms involved are currently not fully understood. However, the Company has used its experience in RNA virology, RNA virus uncoating and RNA replication, along with recent advances in biological, molecular and informatics technologies, to gain an understanding of several aspects of the RNA virus uncoating and replication process. Company scientists have elucidated fundamental processes involved in virus uncoating and used this knowledge to design compounds to inhibit these processes. They have also succeeded in discovering essential virus enzyme activities that are critical to RNA replication. Company scientists have further characterized several RNA virus replication activities and used the resulting information to develop novel drug screening assays. The Company's assays are optimized for high sensitivity and specificity and are validated for reproducibility. These assays are automated using state-of-the-art robotics technologies to facilitate the high throughput screening of large chemical libraries. Using its novel assays, the Company has discovered proprietary small molecule compounds that inhibit the targeted virus-specific activities.

PRODUCT DEVELOPMENT AND RESEARCH

  The Company has focused its current drug discovery and development activities on a number of RNA virus diseases including viral meningitis, viral syndrome, hand-foot-and-mouth disease, the common cold in asthmatics, RSV pneumonia, influenza, and hepatitis C. The Company has drug candidates in various stages of research and development for each of these RNA virus diseases. The following chart sets forth the target disease indications and the status of the Company's lead product candidates:

---------------------------------------------------------------------------------------------------------------
  DISEASE INDICATION   PRODUCT CANDIDATE                            DEVELOPMENT STATUS (1)
---------------------------------------------------------------------------------------------------------------
  Viral Meningitis     Pleconaril (oral)       Phase II clinical trial completed June 1997;
                                               Phase II/III trials in adolescents/adults and pediatric patients commenced in June 1997
  Viral Syndrome       Pleconaril (oral)       Phase II challenge study completed April 1996;
                                               Phase II clinical trial in natural infections commenced June
                                               1997
  Hand-Foot-and-Mouth
   Disease             Pleconaril (oral)       Phase II clinical trial commenced March 1997
  Common Cold          Pleconaril (oral)       Phase II clinical trial in asthmatics commenced in September
                                               1997
                       Pleconaril (intranasal) Preclinical studies completed December 1997
  RSV Pneumonia        VP 14637 series         Preclinical safety and pharmacokinetics studies
  Influenza            VP 14221 series         Chemical optimization
  Hepatitis C          VP 31593 series         Chemical optimization

 (1) For a discussion of preclinical testing and the phases of human clinical trials, see "--Government Regulation."
-------------------------------------------------------------------------------
  The Company's most advanced product candidate, pleconaril, based on preclinical studies, is a potent, broad spectrum, orally active inhibitor of enteroviruses and rhinoviruses. Enteroviruses and rhinoviruses are closely related members of a large, very prevalent group of RNA viruses that are responsible for widespread human disease. Enteroviruses cause viral meningitis, viral syndrome, hand-foot-and-mouth disease, myocarditis, pericarditis, encephalitis, herpangina, otitis media and perinatal enteroviral disease. Rhinoviruses are responsible for up to 50% of all acute respiratory illnesses and are the leading cause of the common cold. The Company is currently developing pleconaril for several indications, including viral meningitis, viral syndrome, hand-foot-and-mouth disease and the common cold in asthmatics.

  The Company has developed an oral liquid formulation of pleconaril, which the Company has demonstrated is bioequivalent to the capsule formulation used in Phase I studies. The liquid formulation is self-preserving, stable and contains only GRAS (Generally Regarded As Safe) ingredients. The Company is also developing oral solid and intranasal formulations of pleconaril.

  The Company is continuing a compassionate use, open-label protocol to provide pleconaril to patients with chronic enterovirus meningoencephalitis with immune deficiency, enterovirus myocarditis, neonatal enterovirus disease, acute poliomyelitis and enterovirus infections after bone marrow transplantation. Patients with chronic meningoencephalitis are unable to develop an antibody response to enterovirus central nervous system infections and suffer progressive neurological deterioration which can lead to seizures, paralysis and death. Acute enteroviral myocarditis is an infection of the heart muscle which may lead to congestive heart failure. As of March 1, 1998 the Company has treated 17 patients under this protocol.

  The Company has entered into an agreement with Sanofi S.A. ("Sanofi") under which it has received exclusive rights to develop and market all products relating to pleconaril and related compounds for use in enterovirus and rhinovirus disease indications in the United States and Canada, as well as a right of first refusal in respect of any other indications in the United States and Canada. Pleconaril was discovered at Sanofi by scientists now with ViroPharma. See "--Strategic Relationships--Sanofi S.A." and "--Patents."

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

  In 1997, the Company completed an evaluation of data resulting from a 39 patient, international multi-center, double blind, placebo controlled Phase II trial with the oral liquid formulation of pleconaril for the treatment of viral meningitis. The results of the evaluation of the data for the endpoints in which statistical significance was demonstrated are depicted in the graph below for both the placebo-treated (light bars) and pleconaril-treated (dark bars) groups. The data indicate that pleconaril treatment resulted in a statistically significant shortening of disease duration (58% reduction), the primary endpoint of the study. This primary endpoint evaluates the time required for disease severity (as measured by a multidimensional score, comprised of headache, nausea/vomiting, photophobia, stiff neck, fever and myalgia) to be reduced to a predetermined level indicating wellness. Statistical significance also was observed in the secondary endpoints of the time to complete absence of headache (64% reduction), duration of analgesic use (54% reduction), and total analgesic use (48% reduction). Clinically meaningful trends were observed in two additional secondary endpoints, while no adverse trends were observed in the three remaining secondary endpoints. In June 1997, the Company initiated two additional Phase II/III clinical trials with pleconaril for viral meningitis, one in adolescent/adults and one in pediatric patients. There can be no assurance that these trials will be successfully completed or completed in a timely manner. See "Important Factors Regarding Forward-Looking Statements--Absence of Products; Product Development Risks," "--Dependence on Most Advanced Drug Candidate" and "--Uncertainty Regarding Clinical Trials" attached in Exhibit 99 to this Annual Report on Form 10-K.


                             [GRAPH APPEARS HERE]


[The following is required for the EDGAR filing and will not appear in the printed report: This histogram-format graph contains four two-column sets along the horizontal axis. The left column of each set, depicted in light gray, represents disease measure data for study subjects from the "Placebo"-treated group; the right column of each set, depicted in dark gray, represents disease measure data for study subjects from the "Pleconaril"-treated group. Below the column sets are the following four captions: "Disease Duration", "Time to Absence of Headache", "Duration of Analgesic "Use", and "Analgesic Medication Score". Below each of the four captions, in parentheses, are p value numbers indicating the statistical relevance of the indicated disease measure reductions. The vertical axis for the first three disease measures is indicated as "Study Days" and ranges from 0 to 20. The vertical axis for the fourth disease measure, "Analgesic Medication Score", is indicated as "Medication Units" and ranges from 0 to 120. The values for the "Disease Duration" columns are 9.5 days and 4.0 days for the Placebo and Pleconaril groups, respectively, with a p value of 0.008. The values for the "Time to Absence of Headache" columns are 18.3 days and 6.5 days for the Placebo and Pleconaril groups, respectively, with a p value of 0.008. The values for the "Duration of Analgesic Use" columns are 11.5 days and 5.3 days for the Placebo and Pleconaril groups, respectively, with a p value of 0.026. The values for the "Analgesic Medication Score" columns are 97 and 51 for the Placebo and Pleconaril groups, respectively, with a p value of 0.043.]

--------
/1/ This primary endpoint evaluates the time required for disease severity (as measured by a multidimensional score, comprised of headache, nausea/vomiting, photophobia, stiff neck, fever and myalgia) to be reduced to a predetermined level indicating wellness.

  Viral Syndrome

  Viral Syndrome is an upper respiratory illness caused by enteroviruses and characterized initially by respiratory and systemic symptoms, followed by a general influenza-like syndrome. The clinical illness can persist for several weeks and often results in a physician visit. There is currently no antiviral pharmaceutical for the treatment of viral syndrome.

  In April 1996, ViroPharma completed a Phase II challenge study in viral syndrome with pleconaril, in which all evaluated disease measures were significantly reduced in treated subjects. In June 1997, the Company initiated a Phase II multicenter, placebo-controlled, dose-ranging clinical efficacy trial for the viral syndrome indication. There can be no assurance that this trial will be successfully completed or completed in a timely manner. See "Important Factors Regarding Forward-Looking Statements--Absence of Products; Product Development Risks," "--Dependence on Most Advanced Drug Candidate" and "--Uncertainty Regarding Clinical Trials" attached in Exhibit 99 to this Annual Report on Form 10-K.

Hand-Foot-and-Mouth Disease

  Hand-foot-and-mouth disease is a highly communicable enterovirus syndrome afflicting all age groups, but predominantly affecting children and adolescents. Following initial symptoms of fever, malaise and respiratory or abdominal complaints, painful ulcerative lesions develop in the mouth and on the palms and soles of the hands and feet. Affected individuals may have substantial difficulty drinking and eating, which may necessitate hospitalization. The Company initiated a placebo-controlled exploratory safety and efficacy trial in children with hand-foot-and-mouth disease in March 1997. There can be no assurance that this trial will be successfully completed or completed in a timely manner. See "Important Factors Regarding Forward-Looking Statements--Absence of Products; Product Development Risks," "--Dependence on Most Advanced Drug Candidate" and "--Uncertainty Regarding Clinical Trials" attached in Exhibit 99 to this Annual Report on Form 10-K.

Common Cold

  Rhinoviruses are the leading cause of the common cold, with the accompanying symptoms of sneezing, nasal obstruction, nasal discharge, headache and general malaise. Complications associated with rhinovirus infections include otitis media, pneumonia and asthmatic exacerbations resulting in serious respiratory distress. Although there are cold remedies, analgesics and antipyretics that may reduce cold symptoms, there is no antiviral pharmaceutical to treat the rhinovirus common cold.

  The Company's rhinovirus clinical development plan for pleconaril initially involves treating patients with asthma and upper respiratory tract rhinovirus infections. The Company initiated a clinical trial of the oral liquid formulation of pleconaril in the treatment of rhinovirus infections in moderate to severe asthmatics in September 1997. Also, the Company, in collaboration with Minnesota Manufacturing and Mining Company, has completed certain preclinical studies for an additional formulation of pleconaril for use in an intranasal aerosol delivery system. There can be no assurance that the Company will successfully complete its clinical trial for the common cold in asthmatics or will initiate clinical studies for the intranasal formulation. See "Important Factors Regarding Forward-Looking Statements-- Absence of Products; Product Development Risks, "--Dependence on Most Advanced Drug Candidate" and "--Uncertainty Regarding Clinical Trials" attached in
Exhibit 99 to this Annual Report on Form 10-K.

RSV Pneumonia

  RSV is the major pediatric viral respiratory tract pathogen, causing pneumonia and bronchiolitis in infants and young children. Children with underlying conditions such as prematurity, congenital heart disease, bronchopulmonary dysplasia and various congenital or acquired immunodeficiency syndromes are at greatest risk of serious RSV morbidity and mortality. RSV is also implicated as a significant cause of hospitalization due to pneumonia in previously healthy adults and of mortality in the elderly.

  The Company has developed a high throughput drug screening assay for RSV replication. Company scientists have discovered several inhibitory compounds with high potency and selectivity in profiling evaluations. The Company has chemically optimized these compounds and has initiated preclinical safety and pharmacokinetic studies with lead compounds in this series. There can be no assurance that such studies will be successfully completed, will be completed in a timely manner, or will lead to the clinical evaluation of a compound in this or any other compound series. The Company has filed a patent application related to RSV inhibitor compounds with the United States Patent and Trademark Office ("PTO"). No assurance can be given that any patent related to RSV inhibitor compounds will issue. See "Important Factors Regarding Forward-Looking Statements--Absence of Products; Product Development Risks," "-- Dependence on Most Advanced Drug Candidate" and "--Uncertainty Regarding Clinical Trials" attached in Exhibit 99 to this Annual Report on Form 10-K.

Influenza

  Influenza virus is a major cause of human illness. This disease is characterized by the sudden onset of chills and a dry cough, which is rapidly followed by fever, significant myalgias and malaise. Fever and upper respiratory tract symptoms generally last for three to five days, while the cough and weakness persist for an additional one to two weeks. Influenza can also be fatal. The very young, elderly and immunocompromised, and those with medical conditions such as cardiovascular disease, pulmonary disease and pregnancy, are at greatest risk for serious or fatal complications associated with influenza virus infections.

  The Company's principal molecular target in its influenza virus program is the viral RNA transcriptase complex, which is required by the virus for RNA replication. The Company has developed a quantitative high throughput drug screening assay that simultaneously measures several essential virus-encoded replication activities. Using this assay, ViroPharma scientists have discovered several specific inhibitors of influenza virus replication. In addition, ViroPharma has filed two patent applications with the PTO and two applications in certain foreign jurisdictions related to its active influenza virus compounds, and is preparing additional patent applications for influenza virus compounds. The PTO has granted a patent on one of these applications. There can be no assurance that clinical trials for this compound series will be initiated or, if initiated, will lead to a determination that the compound is safe and efficacious. No assurance can be given that any additional patents will issue. See "Important Factors Regarding Forward-Looking Statements-- Absence of Products; Product Developments Risks," "--Uncertainty Regarding Clinical Trials" and "--Uncertain Ability to Protect Patents and Proprietary Technology and Information" attached in Exhibit 99 to this Annual Report on Form 10-K and "--Patents."

Hepatitis C

  Hepatitis C virus ("HCV"), first identified in 1989, is recognized as a major cause of chronic hepatitis worldwide. Approximately 85% of HCV infected persons will develop chronic hepatitis, of which 20% will progress to liver cirrhosis. Chronic HCV infection can also lead to the development of hepatocellular carcinoma and liver failure.

  The Company focuses on key enzyme targets involved in the HCV RNA replication process. Company scientists have discovered several key enzyme activities associated with particular HCV proteins. These activities have been characterized and used to establish validated high throughput assays. The HCV RNA helicase activity represents one such target. As a result of screening compounds in the HCV RNA helicase assay, the Company has identified several active and selective compounds, and has begun chemical optimization on such compounds. Based on its RNA helicase-related technology, the Company has established a collaborative drug discovery and development agreement with Boehringer Ingelheim Pharmaceuticals, Inc. ("BI"). The Company has also developed assays for additional HCV molecular targets and has filed two patent applications with the PTO, and two patent applications in certain foreign jurisdictions, related to the HCV inhibitor compound series. The PTO has granted a patent on one of these applications. The Company anticipates that it will file additional patent applications within the next year. No assurance can be given that any additional patents will issue. See

"Important Factors Regarding Forward-Looking Statements--Dependence on Corporate Collaborations; Potential Need for Additional Collaborators," and "--Uncertain Ability to Protect Patents and Proprietary Technology and Information," attached in Exhibit 99 to this Annual Report on Form 10-K, "-- Strategic Relationships--Boehringer Ingelheim Pharmaceuticals, Inc." and "-- Patents."

STRATEGIC RELATIONSHIPS

  ViroPharma pursues strategic relationships by leveraging its RNA virology expertise, while seeking to maintain independence and flexibility in the development and commercialization of its products. The Company has entered into several development and licensing agreements and research collaborations and continues to seek opportunities to enhance its ability to discover, develop and commercialize antiviral drugs. There can be no assurance that the Company will be able to enter into additional beneficial relationships or maintain its current relationships.

  Currently, the Company is a party to a licensing and co-marketing agreement with one multinational pharmaceutical company, a drug discovery and development agreement with another multinational pharmaceutical company, a development agreement with an international pharmaceutical manufacturing company and several licensing and collaborative agreements with various pharmaceutical and technology companies and academic institutions for certain biological and chemical technologies. From time to time, the Company engages in discussions regarding additional strategic relationships. Currently, the Company does not have any understandings, agreements or commitments to enter into any additional strategic relationships.

Sanofi S.A.

  In December 1995, the Company entered into an agreement with Sanofi under which it received exclusive rights to develop and market all products relating to pleconaril and related compounds for use in enterovirus and rhinovirus disease indications in the United States and Canada, as well as a right of first refusal in respect of any other indications in the United States and Canada. The Company's rights include rights to use all of Sanofi's patents, know-how and trademarks relating to pleconaril. The Company paid Sanofi a licensing fee of $1,000,000 in February 1996 and is obligated to make a milestone payment of either $1,200,000 or $2,000,000 upon the earlier of enrollment of the first patient in a Phase III trial or December 22, 1998. In addition, the Company is required to make milestone payments upon the achievement of certain other development milestones and, until the expiration of the last patent on pleconaril or any related drug, royalty payments on any sales of products developed under the agreement in the United States and Canada. Sanofi is required to pay the Company royalties on sales in all other territories of the world during the term of the agreement (as described below) and must reimburse certain of the milestone fees previously paid by the Company upon submission of pleconaril for regulatory approval in Japan. The Company believes that the royalty rates payable by both the Company and Sanofi are comparable to the rates generally payable by other companies under similar arrangements. See "--Patents."

  Sanofi has the option to co-develop the drug. If Sanofi chooses to co-develop, Sanofi has agreed to share all development costs and to make royalty payments to the Company based on sales in the European Union. If Sanofi does not choose to co-develop, it must make royalty payments to the Company based on such sales at a higher royalty rate and will be required to reimburse a percentage of all previously paid milestone fees and reduce future milestone fees by the same percentage. In addition, if Sanofi does not choose to co-develop and foreign regulatory authorities require significant additional studies of pleconaril for use in the European Union, the Company will be required to conduct such studies at its own expense. The Company expects Sanofi to make its decision regarding co-development in 1998.

  The Sanofi agreement terminates on the later of the expiration of the last patent on pleconaril or any related drug in the United States or Canada or ten years following the commencement of the Company's sale of the drug in the United States or Canada, or earlier under certain circumstances. In addition, Sanofi has the right to terminate the agreement in the event that there is a change of control that would materially and adversely affect the development, manufacturing and marketing of the products under the agreement. The term automatically renews for successive five year terms unless six months' prior written notice of termination is given by either party. The Company and Sanofi amended their agreement as of February 21, 1997 to permit the Company to seek third party suppliers of pleconaril bulk drug supply. The Company also has the right to manufacture, or contract with third parties to manufacture, any drug product derived from the pleconaril drug substance. See "--Manufacturing."

Boehringer Ingelheim Pharmaceuticals, Inc.

  In August 1996, the Company entered into a Collaborative Research Agreement with BI for one hepatitis C target identified by ViroPharma. Under this agreement, the Company granted to BI the exclusive worldwide rights to develop and commercialize compounds discovered under the agreement. In return, BI paid a technology access fee of $1,000,000 to the Company and is required to make research and milestone payments to the Company in connection with the Company's transfer of HCV screening and assay technology and at various stages in the development of compounds under this agreement. In 1997, ViroPharma achieved two scientific milestones under this agreement, for which it received milestone payments in the aggregate of $1,500,000 from BI. In addition, BI is required to make royalty payments to the Company on sales of products developed and marketed under this agreement beginning on the date a given product is first sold in a given country and ending on the date that the last patent covering such product in such country expires (or 12 years from the first sales in such country if a patent is never issued for such product in such country). The amounts of required royalty payments vary depending on which party originated the compound for the product. The Company believes that the royalty rates payable under this agreement are comparable to royalty rates generally payable by other companies under similar agreements. Unless renewed by the parties, the agreement will expire in August 1998.

  In October 1997, the Company received $1,000,000 from BI as an advance on a future milestone in connection with the agreement. Such amount will be creditable against a milestone, if achieved, or if the milestone is not achieved would become due and payable two years after the termination of the Agreement. The advance bears interest at 8.5% and is evidenced by a convertible promissory note. If amounts due under the note are not paid as described in the note, BI may convert the then outstanding principal balance and accrued interest thereon into shares of the Company's Common Stock based on the last sale price of such Common Stock on the date immediately prior to the date on which the Company is notified of BI's intention to convert the promissory note.

Other Collaborative Agreements

  The Company is a party to collaborative drug discovery agreements with various pharmaceutical and technology companies. Generally, under these agreements, the collaborators make available enabling technologies and compounds from their chemical libraries, and the Company applies such technology and compounds to RNA virus diseases using the Company's proprietary RNA replication assays. If a successful drug is discovered, these agreements typically provide for good faith negotiations to establish the terms and conditions of a mutually acceptable collaboration agreement. Generally, any such resulting collaborative agreement will base the economic benefits to the parties upon the relative contribution by each party to a drug's discovery and development.

  The Company has established material transfer and licensing agreements and research collaborations with academic institutions and their affiliates. Generally, these agreements provide for the licensing to the Company of materials for either (i) an initial fee and certain other fees payable by the Company, with no future commercial rights for the institution or (ii) an initial fee payable by the Company and certain rights to negotiate collaborative agreements for drug development and commercialization.

PATENTS

  The Company believes that patent protection and trade secret protection are important to its business and that the Company's future will depend, in part, on its ability to maintain its technology licenses, maintain trade secret protection, obtain patents and operate without infringing the proprietary rights of others both in the United States and abroad. The Company currently has received one issued U.S. patent covering compounds active against HCV and one issued U.S. patent for compounds active against influenza. The Company currently has five pending patent applications covering technology for identifying inhibitors of RNA viruses, compounds active against influenza viruses, compounds active against HCV, and compounds active against related RNA viruses such as RSV and bovine diarrheal virus diseases. The Company also has filed a patent application for technology for identifying inhibitors of RNA viruses, two patent applications covering compounds active against HCV, two patent applications covering compounds active against influenza viruses and a patent application covering compounds active against bovine diarrheal virus in certain foreign jurisdictions. The Company has also obtained a license from Sanofi, which grants the Company exclusive rights for use in enterovirus and rhinovirus applications under two issued United States patents and two related Canadian patent applications to develop, manufacture and market antiviral compounds in the United States and Canada. Pleconaril, which is currently in clinical trials, is covered by one of the licensed United States patents, which expires in 2012, and one of the licensed Canadian patent applications. The Company will be dependent on Sanofi to prosecute such patent applications and may be dependent on Sanofi to protect such patent rights. As patent applications in the United States are maintained in secrecy until patents issue and as publication of discoveries in the scientific or patent literature often lag behind the actual discoveries, the Company cannot be certain that it was the first to make the inventions covered by each of its pending patent applications or that it was the first to file patent applications for such inventions. Furthermore, the patent positions of biotechnology and pharmaceutical companies are highly uncertain and involve complex legal and factual questions, and, therefore, the breadth of claims allowed in biotechnology and pharmaceutical patents or their enforceability cannot be predicted. There can be no assurance that any additional patents will issue from any of the Company's patent applications or, should any patents issue, that the Company will be provided with adequate protection against potentially competitive products. Furthermore, there can be no assurance that should patents issue, they will be of commercial value to the Company, or that private parties, including competitors, will not successfully challenge the Company's patents or circumvent the Company's patent position in the United States or abroad. In the absence of adequate patent protection, the Company's business may be adversely affected by competitors who develop comparable technology or products. Moreover, pursuant to the terms of the Uruguay Round Agreements Act, patents filed on or after June 8, 1995 have a term of twenty years from the date of such filing, irrespective of the period of time it may take for such patent to ultimately issue. This may shorten the period of patent protection afforded to the Company's products as patent applications in the biopharmaceutical sector often take considerable time to issue. Under the Drug Price Competition and Patent Term Restoration Act of 1984, a patent which claims a product, use or method of manufacture covering drugs and certain other products may be extended for up to five years to compensate the patent holder for a portion of the time required for review of the product by the Food and Drug Administration ("FDA"). This law also establishes a period of time, following approval of a New Drug Application ("NDA"), during which the FDA may not accept or approve applications for certain similar or identical drugs from other sponsors unless those sponsors provide their own safety and effectiveness data. There can be no assurance that the Company will be able to take advantage of either the patent term extension or marketing exclusivity provisions of this law.

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

  The pharmaceutical industry is highly competitive and patents have been applied for by, and issued to, other parties relating to products competitive with those being developed by the Company. Therefore, the Company's drug candidates may give rise to claims that they infringe the patents or proprietary rights of other parties existing now and in the future. Furthermore, to the extent that the Company or its consultants or research collaborators use intellectual property owned by others in work performed for the Company, disputes may also arise as to the rights in such intellectual property or in related or resulting know-how and inventions. An adverse claim could subject the Company to significant liabilities to such other parties and/or require disputed rights to be licensed from such other parties. There can be no assurance that any license required under any such patents or proprietary rights would be made available on terms acceptable to the Company, if at all. If the Company does not obtain such licenses, it may encounter delays in product market introductions, or may find that the development, manufacture or sale of products requiring such licenses may be precluded. In addition, the Company could incur substantial costs in defending itself in legal proceedings instituted before the PTO or in a suit brought against it by a private party based on such patents or proprietary rights, or in suits by the Company asserting its patent or proprietary rights against another party, even if the outcome is not adverse to the Company. The Company has not conducted any searches or made any independent investigations of the existence of any patents or proprietary rights of other parties. See "Important Factors Regarding Forward-Looking Statements--Uncertain Ability to Protect Patents and Proprietary Technology and Information" attached in Exhibit 99 to this Annual Report on Form 10-K.

MANUFACTURING

  The Company does not currently have manufacturing capabilities, nor does the Company intend to develop such capabilities for any products in the near future. The Company believes that internal manufacturing capabilities will not be necessary to successfully commercialize its products. Pleconaril drug substance is prepared from readily available materials using well-established synthetic processes. Technology involved in the production of pleconaril is proprietary and covered by a patent licensed to the Company by Sanofi. In April 1997, the Company entered into a Development Agreement with SELOC France (formerly SICOR S.A.) and SELOC AG, which at the time were related companies and subsidiaries of Schwarz Pharma AG, for the manufacture of pleconaril bulk drug substance and the development of a process for commercial-scale production of pleconaril ("Development Agreement"). In January 1998, SELOC France was purchased by PCAS SA ("PCAS"), a fine chemical specialty company located in France. SELOC France continues to do business as a wholly-owned subsidiary of PCAS. The Company and SELOC France currently are negotiating the terms of an Addendum to the Development Agreement (the "SELOC Addendum") for the manufacture of validation batches of bulk drug substance and the preparation of certain documentation that will be required in connection with the Company's NDA for pleconaril.

  The Company also is currently negotiating with several contractors for the commercial manufacture of oral liquid and solid formulations of pleconaril drug product. The Company has used an oral liquid formulation of pleconaril in its recent clinical trials. In the event that the Company is unable to negotiate successfully agreements with suppliers for the oral liquid and solid formulations of pleconaril, there may be a delay in product development or commercialization. If there are delays in the production of stability batches for the oral solid formulation of pleconaril, the Company may be delayed in obtaining FDA approval for the oral solid formulation until the oral solid formulation has demonstrated chemical stability for the requisite period. Moreover, if the Company is unable to demonstrate to the FDA's satisfaction that the oral solid formulation of pleconaril is bioequivalent to the oral liquid formulation used in its clinical trials, the Company may be delayed in obtaining FDA approval for the oral solid formulation until such bioequivalence is demonstrated.

  The Company anticipates that its current supply of pleconaril drug substance, together with the bulk drug substance that the Company will receive under the SELOC Addendum, will be sufficient to complete its formulation development activities and its ongoing clinical trials for viral meningitis, viral syndrome, hand-foot-and-mouth disease and the common cold in asthmatics. The Company believes that it will be able to obtain additional drug substance from SELOC France and, if necessary, other manufacturers for the production of pleconaril drug product on terms acceptable to the Company. In the event that the Company does not enter into the SELOC Addendum, or that SELOC France is unable to satisfy the Company's requirements and the Company is required to find an additional or alternative source of supply, there may be additional cost and delay in product development or commercialization.

  The Company has established quality control guidelines, which require that third party manufacturers under contract produce the drug product in accordance with the FDA's Good Manufacturing Practices ("GMP") requirements. The Company maintains confidentiality agreements with potential and existing manufacturers in order to protect its proprietary rights related to pleconaril. For the preparation of other compounds, the Company intends to contract with third-party manufacturers for preclinical research, manufacture of drug substances for clinical development and manufacture of drug products for commercial sale. See "Important Factors Regarding Forward-Looking Statements--Absence of Manufacturing Capabilities" attached in Exhibit 99 to this Annual Report on Form 10-K and "--Strategic Relationships--Sanofi S.A."

MARKETING

  Under its agreement with Sanofi, the Company has the exclusive right to market and sell pleconaril for all enterovirus and rhinovirus indications in the United States and Canada. If the Company elects to market pleconaril jointly with a third party, the Company must first offer that joint marketing opportunity to Sanofi. The Company is currently conducting market research on the multiple disease indications for which pleconaril is being developed. The Company intends to establish its marketing strategy based upon the results of this market research coupled with information gained through its clinical trials. The Company may elect to seek a marketing or sales partner for certain disease indications, establish its own sales force or pursue both alternatives. To continue to develop its marketing strategy, the Company is currently building its marketing staff. The Company does not currently have a sales staff. The success and commercialization of the Company's other potential products will be dependent, in part, upon the ability of the Company to enter into additional collaborative agreements for other potential products. There can be no assurance that the Company will be successful in developing a sales force, entering into collaborative arrangements, penetrating the markets for any proposed products or achieving market acceptance of its products. There can be no assurance that any such marketing arrangements will be available on terms acceptable to the Company, if at all, that such third parties would perform adequately their obligations as expected, or that any revenue would be derived from such arrangements. See "Important Factors Regarding Forward-Looking Statements--Absence of Marketing and Sales Capability" and "--No Assurance of Market Acceptance" attached in
Exhibit 99 to this Annual Report on Form 10-K and "--Strategic Relationships."

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

  The steps required before a new drug may be commercially distributed in the United States include (i) conducting appropriate preclinical laboratory and animal tests, (ii) submitting to the FDA an Investigational New Drug application ("IND") which must be made effective before clinical trials may commence, (iii) conducting controlled human clinical trials that establish the safety and efficacy of the drug product, (iv) filing an NDA with the FDA and
(v) obtaining FDA approval of the NDA prior to any commercial sale or shipment of the drug. This process can take a number of years and involve the expenditure of substantial resources. The results of preclinical studies and initial clinical trials are not necessarily predictive of the results from large-scale clinical trials, and clinical trials may require substantial additional funds, delays or modifications due to, among other factors, difficulty in obtaining sufficient patient populations, clinicians or support. Moreover, the submission of applications for approval may require additional time to complete manufacturing stability studies. In addition to obtaining FDA approval for each indication to be treated with each product, each domestic drug manufacturing establishment must register with the FDA, list its drug products with the FDA, comply with GMP requirements and be subject to inspection by the FDA. Foreign manufacturing establishments distributing drugs in the United States also must comply with GMP requirements and list their products with the FDA. All such establishments are subject to periodic inspection by the FDA or by local authorities under agreement with the FDA. See "Important Factors Regarding Forward-Looking Statements-- Government Regulation; No Assurance of Regulatory Approval" attached in
Exhibit 99 to this Annual Report on Form 10-K.

  Upon approval in the United States, a drug may only be marketed for the approved indications in the approved dosage forms and dosages, unless such promotion complies with the recently enacted provisions of the Food & Drug Modernization Act of 1997. Even after FDA approval has been obtained, and often as a condition to expedited approval, further studies, including post-marketing studies, may be required. Results of post-marketing studies may limit or expand the further marketing of the products. Adverse experiences with the product must be reported to the FDA. If there are any modifications to the drug, including changes in indication, manufacturing process, manufacturing facility or labeling, an NDA supplement may be required to be submitted to the FDA. Product approvals may be withdrawn if compliance with regulatory requirements is not maintained or if problems concerning safety or efficacy of the product occur following approval.

  The FDA also mandates that drugs be manufactured in conformity with GMP regulations. In complying with the GMP regulations, manufacturers must continue to expend time, money and effort in production, recordkeeping and quality control to ensure that the product meets applicable specifications and standards. The FDA periodically inspects drug manufacturing facilities to ensure compliance with applicable GMP requirements. Failure to comply subjects the manufacturer to possible FDA regulatory action, such as Warning Letters, suspension of manufacturing, seizure of the product, voluntary recall of a product or injunctive action. The Company currently relies on, and intends to continue to rely on, third parties to manufacture compounds and products. Such third parties will be required to comply with GMP requirements.

  Products marketed outside the United States which are manufactured in the United States may be subject to certain FDA requirements for obtaining approval before export, as well as regulation by the country in which the products are to be sold. If products are marketed abroad, the Company will also be subject to foreign regulatory requirements governing clinical trials and pharmaceutical sales, which may vary from country to country. In connection with certain of its strategic relationships, the Company's collaborators may be responsible for the foreign regulatory approval process of the Company's drugs, although the Company may be legally liable for noncompliance.

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

  Moreover, the Company anticipates that Congress, state legislatures and the private sector will continue to review and assess controls on health care spending. Any such proposed or actual changes could cause the Company or its collaborators to limit or eliminate spending on development projects and may otherwise impact the Company. Additionally, in both domestic and foreign markets, sales of the Company's proposed products will depend, in part, upon the availability of reimbursement from third-party payors, such as government health administration authorities, managed care providers, private health insurers and other organizations. Significant uncertainty often exists as to the reimbursement status of newly approved health care products. In addition, third-party payors are increasingly challenging the price and cost effectiveness of medical products and services. There can be no assurance that the Company's proposed products will be considered cost effective or that adequate third-party reimbursement will be available to enable the Company to maintain price levels sufficient to realize an appropriate return on its investment in product research and development. See "Important Factors Regarding Forward-Looking Statements--Uncertainty of Pharmaceutical Pricing and Related Matters; Need for Reimbursement" attached in Exhibit 99 to this Annual Report in Form 10-K.

COMPETITION

  The pharmaceutical and biopharmaceutical industries are intensely competitive and are characterized by rapid technological progress. Certain pharmaceutical and biopharmaceutical companies and academic and research organizations currently engage in, or have engaged in, efforts related to the discovery and development of new antiviral medicines. Significant levels of research in chemistry and biotechnology occur in universities and other nonprofit research institutions. These entities have become increasingly active in seeking patent protection and licensing revenues for their research results. They also compete with the Company in recruiting skilled scientific talent. There are currently available antiviral therapeutics which address certain of the disease indications for which the Company is developing therapeutics. For example, amantadine and rimantadine are available for prophylaxes and early treatment of influenza; ribavirin is available for treatment, and respigam for prophylaxes, of RSV infections in high-risk patients; and interferon alone and in combination with ribavirin is available for treatment of hepatitis C infections. The Company believes, however, that there is a need for new agents with superior therapeutic efficacy to treat these viral diseases. In addition to the approved products, other companies are developing therapies to treat these viral diseases, including compounds in clinical development for influenza; and for prophylactic treatment of respiratory syncytial virus in high-risk patients. The Company's ability to compete successfully will be based on its ability to create and maintain scientifically advanced technology, develop proprietary products, attract and retain scientific personnel, obtain patent or other protection for its products, obtain required regulatory approvals and manufacture and successfully market its products either alone or through outside parties. Some of the Company's competitors have substantially greater financial, research and development, manufacturing, marketing and human resources and greater experience in drug discovery, development, clinical trial management, FDA regulatory review, manufacturing and marketing than the Company. See "Important Factors Regarding Forward-Looking Statements--Competition" and "-- Rapid Technological Change and Uncertainty" attached in Exhibit 99 to this Annual Report on Form 10-K.

HUMAN RESOURCES

  As of March 1, 1998, the Company had 59 full-time employees, including 15 persons with Ph.D. or M.D. degrees. Forty-one of the Company's employees are engaged in research and development activities at the Company's laboratory facility in Exton, Pennsylvania. A significant number of the Company's management and professional employees have had prior experience with pharmaceutical, biotechnology or medical products companies. None of the Company's employees is covered by collective bargaining agreements. The Company believes that its relations with its employees are good. There can be no assurance that the Company will be able to continue to attract and retain qualified personnel, and the Company does not maintain "key man" life insurance on any of its employees. See "Important Factors Regarding Forward-Looking Statements--Dependence on Key Personnel" attached in Exhibit 99 to this Annual Report on Form 10-K.

ITEM 2. PROPERTIES

  The Company's principal facility consists of approximately 48,400 square feet of leased laboratory and office space in Exton, Pennsylvania. The Company's lease for such facility expires in 2008 and has two five year renewal options. The Company also has the right under the lease, under certain circumstances, to expand the facility to 86,500 square feet and to purchase the facility at a purchase price based on a pre-determined formula.

ITEM 3. LEGAL PROCEEDINGS

  None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  None.

EXECUTIVE OFFICERS OF THE REGISTRANT

  The executive officers of the Company and their respective ages and positions with the Company are as follows:

           NAME            AGE                     POSITION
           ----            ---                     --------
 Claude H. Nash             55 Chief Executive Officer, President and Chairman
                               of the Board of Directors
 Mark A. McKinlay, Ph.D.    46 Vice President, Research & Development
 Marc S. Collett, Ph.D.     46 Vice President, Discovery Research
 Johanna A. Griffin, Ph.D.  53 Vice President, Business Development
 Guy D. Diana, Ph.D.        62 Vice President, Chemistry Research
 Jon M. Rogers, M.D.        46 Vice President, Clinical Research
 Vincent J. Milano          34 Vice President, Chief Financial Officer and
                               Treasurer
 Thomas F. Doyle            37 Vice President, General Counsel and Secretary
 Michael Kelly              33 Executive Director, Marketing

  Claude H. Nash, a co-founder of the Company, has served as Chairman of the Board of Directors since February 1997, and as Chief Executive Officer, President and director since the Company's commencement of operations in December 1994. From 1983 until 1994, Dr. Nash served as Vice President, Infectious Disease and Tumor Biology at Schering-Plough Corporation, a pharmaceutical company. Dr. Nash received his Ph.D. from Colorado State University.

  Mark A. McKinlay, Ph.D., a co-founder of the Company, has served as Vice President, Research & Development since the Company's commencement of operations in December 1994, and served as Secretary from December 1994 until February 1997. From 1989 through 1994, Dr. McKinlay served in several positions, including Senior Director, at Sterling Winthrop Pharmaceuticals Research Division, a division of Sterling Winthrop Incorporated, a pharmaceutical company. Dr. McKinlay received his Ph.D. from Renssalear Polytechnic Institute.

  Marc S. Collett, Ph.D., a co-founder of the Company, has served as Vice President, Discovery Research of the Company since the Company's commencement of operations in December 1994. From 1993 until he co-founded the Company, he served as Senior Director, Viral Therapeutics at PathoGenesis Corporation, a biotechnology company. Prior to joining PathoGenesis Corporation, Dr. Collett served as Director, Virology & Antibody Engineering and Director, Biochemical Virology at MedImmune, Inc., a biotechnology company, where he was employed from 1988 to 1993. Dr. Collett received his Ph.D. from the University of Michigan.

  Johanna A. Griffin, Ph.D., a co-founder of the Company, has served as Vice President, Business Development since June 1995 and, from the Company's commencement of operations in December 1994 until June 1995, served as Executive Director, Business Development. From 1990 until she joined the Company, Dr. Griffin served as Director of Molecular Biology at Boehringer Ingelheim Pharmaceuticals, Inc., a pharmaceutical company. Dr. Griffin received her Ph.D. from the University of Alabama at Birmingham.

  Guy D. Diana, Ph.D., a co-founder of the Company, has served as Vice President, Chemistry Research since June 1995 and, from the Company's commencement of operations in December 1994 until June 1995, as Executive Director, Chemistry Research. Prior to joining ViroPharma, he worked at Sterling Winthrop Incorporated, a pharmaceutical company, for 33 years, most recently as a Senior Fellow in Medicinal Chemistry, where he led the team that discovered pleconaril. Dr. Diana received his Ph.D. from Rice University.

  Jon M. Rogers, M.D., has served as Vice President, Clinical Research since joining ViroPharma in June 1996. From February 1995 until he joined the Company, Dr. Rogers was Vice President of Medical and Scientific Affairs for the pharmaceuticals and diagnostics divisions of Boehringer Mannheim Corporation, a pharmaceutical company. From August 1989 through February 1995, Dr. Rogers served in various positions at Sterling Winthrop Incorporated, a pharmaceutical company, the latest being Senior Director of Clinical Research. Dr. Rogers received his M.D. from the University of Cincinnati College of Medicine.

  Vincent J. Milano has served as Vice President, Chief Financial Officer since November 1997, as Vice President, Finance & Administration of the Company since February 1997, as Treasurer since July 1996, and as Executive Director, Finance & Administration from April 1996 until February 1997. From 1985 until he joined the Company, Mr. Milano was with KPMG Peat Marwick LLP, independent certified public accountants, where he was Senior Manager since 1991. Mr. Milano is a Certified Public Accountant. Mr. Milano received his B.S. in accounting from Rider College.

  Thomas F. Doyle has served as Vice President, General Counsel since November 1997, as Secretary since February 1997 and as Executive Director, Counsel since joining the Company in November 1996. From 1990 until he joined the Company, Mr. Doyle was a corporate attorney with the law firm of Pepper, Hamilton & Scheetz. Mr. Doyle received his J.D. from Temple University School of Law. Prior to attending Temple University, Mr. Doyle was a Certified Public Accountant. Mr. Doyle received his B.S. in accounting from Mt. St. Mary's College.

  Michael Kelly has served as Executive Director, Marketing since joining the Company in April 1997. From 1991 until he joined the Company, Mr. Kelly held various positions at TAP Pharmaceuticals, a pharmaceutical company, the latest being Manager of Hospital Account Executives within the Mid-Atlantic Region. Mr. Kelly received his B.S. in Marketing from the Trenton State College and his M.B.A. from Rider College.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

MARKET INFORMATION

  The Company's Common Stock is traded on the National Market segment of The Nasdaq Stock Market under the symbol "VPHM." The Company commenced trading on The Nasdaq Stock Market on November 19, 1996. The following table sets forth the high and low sale prices as quoted on The Nasdaq Stock Market since the fourth quarter of 1996.

                                                                 HIGH    LOW
                                                                ------- ------
      Fourth Quarter, 1996 (commencing November 19, 1996)...... $  8.75 $ 7.00
      First Quarter, 1997...................................... $ 13.75 $ 9.00
      Second Quarter, 1997..................................... $ 18.75 $9.688
      Third Quarter, 1997...................................... $22.625 $14.00
      Fourth Quarter, 1997..................................... $ 22.75 $16.00
      January 1, 1998 through February 28, 1998................ $ 19.75 $16.50

HOLDERS AND DIVIDENDS

  There were approximately 56 record holders of the Company's Common Stock as of March 1, 1998. The Company has not declared or paid cash dividends on its Common Stock since its inception and does not intend to do so in the foreseeable future. See "Management's Discussion and Analysis of Financial Condition and Results of Operation" in Item 7 of this Annual Report on Form 10-K.

RECENT SALES OF UNREGISTERED SECURITIES

  In June 1997, Oak Investment Partners VI Limited Partnership and Oak VI Affiliates Fund, Limited Partnership, of which Ann H. Lamont, a director of the Company, is a principal, collectively exercised warrants to purchase 22,435 shares of Common Stock; Sevin Rosen Fund IV, L.P. exercised warrants to purchase 22,437 shares of Common Stock; Technology Leaders II L.P. and Technology Leaders II Offshore C.V. collectively exercised warrants to purchase 22,436 shares of Common Stock; and Claude Nash exercised warrants to purchase 4,487 shares of Common Stock. The foregoing warrants were exercised on a cashless basis and were otherwise exercisable on a cash basis for 81,597 shares of Common Stock in the aggregate. No underwriter or placement agent was involved in any of these transactions. The issuance of Common Stock upon exercise of the warrants was made in reliance on Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act").

  In October 1997, the Company received $1,000,000 from BI as an advance on a future milestone in connection with their agreement. Such amount will be creditable against a milestone, if achieved, or if such milestone is not achieved will become due and payable two years after the termination of the agreement. The advance bears interest at 8.5% and is evidenced by a convertible promissory note. If amounts due under the note are not paid as described in the note, BI may convert the then outstanding principal balance and accrued interest thereon into shares of the Company's Common Stock based on the last sale price of such Common Stock on the date immediately prior to the date on which the Company is notified of BI's intention to convert the promissory note. No underwriter or placement agent was involved in the issuance of the promissory note to BI. The issuance of the convertible promissory note was made in reliance on Section 4(2) of the Securities Act.

  In July 1997 the Company entered into agreements with each of Dr. Frank Baldino, Jr. and Mr. Robert J. Glaser, and in November 1997 the Company entered into an agreement with Mr. David J. Williams. Pursuant to such agreements, Dr. Baldino, Mr. Glaser and Mr. Williams were granted options to purchase 13,334, 20,000 and 20,000 shares of the Company's Common Stock, respectively, at an exercise price equal to the fair market value of the Common Stock on the date of grant. In December 1997 the Company also granted options to purchase 2,000 shares of Common Stock in the aggregate at an exercise price equal to the fair market value of the Common Stock on the date of grant to two non-affiliated consultants to the Company pursuant to Consulting Agreements with each of such consultants. The options were granted in reliance on Section 4(2) of the Securities Act.

USE OF PROCEEDS

  The Company completed its initial public offering in November 1996. The following table sets forth the Company's reasonable estimate of the amount of net proceeds to the Company from such offering used for the categories indicated below through December 31, 1997:

     -----------------------------------------------------------------
      Purchase and installation of machinery and equipment  $1,152,000
     -----------------------------------------------------------------
      Repayment of indebtedness                                 55,000
     -----------------------------------------------------------------
      Working Capital                                        3,307,000
     -----------------------------------------------------------------
      Clinical Development                                   4,655,000
     -----------------------------------------------------------------
      Research & Development                                 4,124,000
     -----------------------------------------------------------------

ITEM 6. SELECTED FINANCIAL DATA

  The selected financial data presented below under the caption "Balance Sheet Data" as of December 31, 1994, 1995, 1996 and 1997, and under the caption "Statement of Operations Data" for the period from December 5, 1994 (inception) through December 31, 1994 and the years ended December 31, 1995, 1996 and 1997 are derived from financial statements of the Company which have been audited by KPMG Peat Marwick LLP, independent certified public accountants. The data set forth below should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations, the Financial Statements and the Notes thereto and the other financial information included elsewhere in this Report. The Company is considered a "development stage company" as described in Note 1 of the Company's Financial Statements.

                           PERIOD FROM
                           DECEMBER 5,
                               1994
                           (INCEPTION)
                             THROUGH     YEAR ENDED   YEAR ENDED   YEAR ENDED
                           DECEMBER 31, DECEMBER 31, DECEMBER 31, DECEMBER 31,
                               1994         1995         1996         1997
                           ------------ ------------ ------------ -------------
Statement of Operations
 Data:
License fee and
 milestones revenue......   $       0   $          0  $ 1,000,000    $1,500,000
Grant revenue............   $       0         90,813      436,081             0
                            ---------   ------------ ------------ -------------
Total revenues...........   $       0         90,813    1,436,081    $1,500,000
                            ---------   ------------ ------------ -------------
Operating expenses:
Research and
 development.............      75,779      2,930,106    6,694,703    10,928,976
General and
 administrative..........     243,318      1,091,299    1,421,524     3,341,081
                            ---------   ------------ ------------ -------------
Total operating
 expenses................     319,097      4,021,405    8,116,227    14,270,057
Interest income, net.....           0         75,730      285,142     1,320,174
                            ---------   ------------ ------------ -------------
Net loss                    $(319,097)  $ (3,854,862) $(6,395,004) $(11,449,883)
                            =========   ============ ============ =============
Pro forma net loss per
 share: (1)
  Basic..................                   $  (1.25)    $  (1.01)     $  (1.13)
  Diluted................                      (1.15)        (.97)        (1.13)
Shares used in computing
 pro forma net loss per
 share: (1)
  Basic..................                  3,078,123    6,353,551    10,092,590
  Diluted................                  3,348,769    6,624,197    10,092,590
                                               DECEMBER 31,
                           ----------------------------------------------------
                               1994         1995         1996         1997
                           ------------ ------------ ------------ -------------
BALANCE SHEET DATA:
Cash, cash equivalents
 and short-term
 investments                $  22,870     $4,713,426  $22,547,679   $43,368,462
Working capital (deficit)    (243,172)     3,270,375   20,001,703    37,209,028
Total assets                   24,870      4,873,845   23,452,879    46,275,480
Loan payable-noncurrent             0              0            0       416,667
Long-term capital leases            0              0      104,571        53,186
Mandatorily redeemable
 convertible preferred
 stock                         60,000      7,416,604            0             0
Total stockholders'
 equity (deficit)........    (303,172)    (4,089,758)  20,605,161    39,150,871

--------
(1) See Note 2 of Notes to Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  This discussion contains forward-looking statements that are not statements of historical facts or statements of current condition. Such forward-looking statements may be identified by, among other things, the use of forward-looking terminology such as "expects," "estimates," "may," "will," or "should" or the negative thereof or other variations of such terminology, or by discussions of strategy or intentions. These forward-looking statements, such as statements regarding present or anticipated scientific progress, development of potential pharmaceutical products, future revenues, capital expenditures, research and development expenditures, collaborations and future financings involve predictions, and are subject to risks and uncertainties. The Company's actual results, performances or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. Factors contributing to such risks and uncertainties that might affect the Company's actual results, performance or achievements include, but are not limited to, those discussed in "Important Factors Regarding Forward-Looking Statements" attached hereto as Exhibit 99. Given these risks and uncertainties, current or prospective investors are cautioned not to place undue reliance on any such forward-looking statements. Furthermore, the Company disclaims any obligation or intent to update any such forward-looking statements to reflect future events or developments.

  Since inception, the Company has devoted substantially all of its resources to its research and product development programs. ViroPharma has generated no revenues from product sales and has been dependent upon funding primarily from equity financing. The Company does not expect any revenues from product sales for at least the next two-year period. The Company has not been profitable since inception and has incurred a cumulative net loss of $22,018,846 through December 31, 1997. Losses have resulted principally from costs incurred in research and development activities and general and administrative expenses. The Company expects to incur additional operating losses over at least the next several years. The Company expects such losses to increase over historical levels, primarily due to expected increases in the Company's research and development expenses, further clinical trials, manufacture of bulk drug substance and clinical development of the Company's most advanced drug candidate, pleconaril, and milestone payments that may be payable under the terms of the Company's Agreement with Sanofi, S.A. in respect of pleconaril. Also, the Company expects to incur expenses related to its pre-market approval marketing and market research activities for pleconaril, its development of a marketing and sales staff and further research and development related to other product candidates. The Company's ability to achieve profitability is dependent on developing and obtaining regulatory approvals for its product candidates, successfully commercializing such product candidates, which may include entering into collaborative agreements for product development and commercialization, and securing contract manufacturing services.

LIQUIDITY AND CAPITAL RESOURCES

  The Company commenced operations in December 1994. The Company is a development stage company and to date has not generated revenues from product sales. The cash flows used in operations are primarily for research and development activities and the supporting general and administrative expenses. Through December 31, 1997, the Company has used approximately $16.3 million in operating activities. The Company invests its cash in short-term investments. Through December 31, 1997, the Company has used approximately $41.5 million in investing activities, including $39.2 million in short-term investments and $2.3 million in equipment purchases and new construction. Through December 31, 1997, the Company has financed its operations primarily through public offerings of Common Stock, private placements of redeemable preferred stock, a bank loan, equipment lease lines and a milestone advance totaling approximately $62.0 million. At December 31, 1997, the Company had cash and cash equivalents and short-term investments aggregating approximately $43.4 million.

  The Company leases its corporate and research and development facilities under an operating lease expiring in 2008. The Company moved to its current location in March 1998. The annual rent at the new location will be approximately $400,000 higher than historical amounts. The Company also has the right to expand the facility and, under certain circumstances, to purchase the new facility at a purchase price based on a predetermined formula. The Company has financed substantially all of its equipment under two master lease agreements and one bank loan. The bank loan, which was consummated in February 1997, is for $600,000, is payable in equal annual installments over 72 months and bears interest at approximately 9%. The Company is required to repay amounts outstanding under the two leases within periods ranging from 32 to 48 months. As of March 1, 1998, outstanding borrowings under these three arrangements are approximately $700,000. The Company is currently negotiating with a bank for a second term loan for $1 million to finance new equipment expected to be purchased in 1998. There can be no assurance that the Company will successfully consummate this loan transaction.

  The Company is required to make a payment to Sanofi, S.A. of either $1.2 million or $2 million upon the earlier of the occurrence of a future milestone, as defined in the Company's agreement with Sanofi, or December 1998. The actual amount of the payment is dependent upon whether or not Sanofi elects to co-develop pleconaril. If Sanofi elects to co-develop pleconaril, the payment will be $2 million. If Sanofi decides not to co-develop pleconaril, the payment would be $1.2 million. If Sanofi chooses to co-develop, Sanofi has agreed to share in all development costs. In March 1998, the Company paid Sanofi $1.2 million. The Company will pay Sanofi an additional $800,000 if Sanofi elects to co-develop pleconaril. The Company expects Sanofi to make its decision regarding co-development in 1998. In connection with the Sanofi agreement, the Company is also required to make certain additional payments, including royalties, as defined, should agreed-upon future milestones be attained. The milestone events contemplate regulatory submissions of new drug applications and regulatory approvals in various jurisdictions. The amount of such additional milestone payments to be paid by the Company to Sanofi, if any, also are based on Sanofi's decision regarding the co-development of pleconaril. There can be no assurance that any such milestones will be attained.

  The Company and SELOC France currently are negotiating the terms of an Addendum to the Development Agreement for the manufacture of validation batches of bulk drug substance and the preparation of certain documentation that will be required in connection with the Company's NDA for pleconaril. The Company estimates that between $1.8 million to $2.0 million may be payable under the Addendum. There is no assurance that the Company will enter into the Addendum. On October 9, 1997, the Company received $1,000,000 from BI as an advance on a future milestone in connection with a Collaborative Research Agreement (the "Agreement"). Such amount will be creditable against a milestone, if achieved, or would become due and payable two years after termination of the Agreement. The advance bears interest at 8.5% and is evidenced by a convertible promissory note. If amounts due under the note are not paid as described in the note, BI may convert the then outstanding principal balance and accrued interest thereon into shares of the Company's Common Stock based on the last sale price of such Common Stock on the date immediately prior to the date on which the Company is notified of BI's intention to convert the promissory note.

  The Company has incurred losses from its operations since inception. The Company expects to incur additional operating losses over at least the next several years. The Company expects such losses to increase over historical levels, primarily due to expected increases in the Company's research and development expenses, further clinical trials, manufacture of bulk drug substance and clinical development of the Company's most advanced drug candidate, pleconaril, and milestone payments that may be payable under the terms of the Company's Agreement with Sanofi, S.A. in respect of pleconaril. Also, the Company expects to incur expenses related to its pre-approval marketing and market research activities for pleconaril, its development of a marketing and sales staff and further research and development related to other product candidates. The Company will require additional financing for operations and expansion of its facilities prior to achieving positive cash flows from its commercial activities. The Company expects that it will need additional financing to complete all clinical studies for pleconaril, for the development and required testing of the Company's other product candidates, and to develop its marketing and sales staffs. To obtain this financing, the Company expects to access the public or private equity markets or enter into additional arrangements with corporate collaborators. To the extent the Company raises additional capital by issuing equity securities, ownership dilution to existing stockholders may result. There can be no assurance, however, that additional financing will be available on acceptable terms from any source.

RESULTS OF OPERATIONS

Years ended December 31, 1997 and 1996

  The Company earned and received two milestone payments aggregating $1,500,000 in 1997 from BI. The Company received a non-refundable technology access fee of $1,000,000 from BI and earned $436,081 of grant revenue for the year ended December 31, 1996. Net interest income increased to $1,320,174 for the year ended December 31, 1997 from $285,142 for the year ended December 31, 1996, principally due to larger invested balances provided by the proceeds of the Company's two public offerings in November 1996 and in July 1997.

  Research and development expenses increased to $10,928,976 for the year ended December 31, 1997 from $6,694,703 for the year ended December 31, 1996. The increase was principally due to the cost of multiple clinical trials related to pleconaril, and the advancement of drug candidates for the Company's RSV pneumonia, influenza, and hepatitis C programs.

  General and administrative expenses increased to $3,341,081 for the year ended December 31, 1997 from $1,421,524 for the year ended December 31, 1996. The increase was principally due to increased salary expenses, costs of being a public company for a full fiscal year, facilities costs, and increased costs associated with the pursuit of corporate collaborations.

  The net loss increased to $11,449,883 for the year ended December 31, 1997 from $6,395,004 for the year ended December 31, 1996.

Years ended December 31, 1996 and 1995

  The Company received a non-refundable technology access fee of $1,000,000 from BI and earned $436,081 of grant revenue for the year ended December 31, 1996. The Company earned $90,813 in grant revenues during the year ended December 31, 1995. Net interest income increased to $285,142 for the year ended December 31, 1996 from $75,730 for the year ended December 31, 1995, principally due to larger invested balances provided by the proceeds of the Company's initial public offering.

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

NEW ACCOUNTING PRONOUNCEMENTS

  Statement of Financial Accounting Standards No. 130, "Comprehensive Income" (SFAS 130), was issued in June 1997. SFAS 130 becomes effective for the Company's fiscal year 1998 and requires reclassification of earlier financial statements for comparative purposes. SFAS 130 requires that all items defined as comprehensive income, including changes in the amounts of certain items and gains and losses on certain securities, be shown in a financial statement. SFAS 130 does not require a specific format for the financial statements in which comprehensive income is reported, but does require that an amount representing total comprehensive income be reported in that statement. The Company believes the adoption of SFAS 130 will not have a material effect on the financial statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  The financial statements of the Company required by this item are attached to this Report beginning on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  The information concerning the Company's directors and regarding compliance with Section 16 of the Securities Exchange Act of 1934 required by this Item will be set forth in the Company's Proxy Statement, to be filed within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, and is incorporated by reference to the Company's Proxy Statement.

  The information concerning the Company's executive officers required by this
Item is incorporated by reference herein to the section of this Report in Part I, Item 4 entitled "Executive Officers of the Registrant."

ITEM 11. EXECUTIVE COMPENSATION

  The information required by this Item will be set forth in the Company's Proxy Statement, to be filed within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, and is incorporated by reference to the Company's Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The information required by this Item will be set forth in the Company's Proxy Statement, to be filed within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, and is incorporated by reference to the Company's Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  The information required by this Item will be set forth in the Company's Proxy Statement, to be filed within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, and is incorporated by reference to the Company's Proxy Statement

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

  (a) List of documents filed as part of this report:

    (1) Financial Statements. The Financial Statements listed in the accompanying Index to Financial Statements appearing on page F-1 are filed as part of this Annual Report on Form 10-K.

    (2) Financial Statement Schedules. All schedules are omitted because they are not applicable, or not required, or because the required information is included in the Financial Statements or notes thereto.

    (3) Exhibits. The following is a list of Exhibits filed as part of this Annual Report on Form 10-K. Where so indicated by footnote, Exhibits which were previously filed are incorporated by reference. For Exhibits incorporated by reference, the location of the Exhibit in the previous filing is indicated in parentheses.

 EXHIBIT NO.                             DESCRIPTION
 -----------                             -----------
  3.1        Second Amended and Restated Certificate of Incorporation of the
              Company.(1) (Exhibit 3.1)
  3.2        By-Laws of the Company, as amended.(1) (Exhibit 3.2)
 10.1++      1995 Stock Option Plan.(1) (Exhibit 10.1)
 10.2        Master Lease Agreement dated September 13, 1995 between the
              Company and Comdisco, Inc. (1) (Exhibit 10.4)
 10.3        Master Equipment Lease No. 053-0005 dated December 1, 1995 between the Company and Phoenix Leasing Incorporated. (1) (Exhibit 10.5)
 10.4+       Agreement dated December 22, 1995 between the Company and Sanofi.
              (1) (Exhibit 10.6)
 10.5+       Collaborative Research Agreement dated as of July 23, 1996 between the Company and Boehringer Ingelheim Pharmaceuticals, Inc. (1)
              (Exhibit 10.7)
 10.6        Form of Employment Agreement. (1) (Exhibit 10.8)
 10.7        Form of Indemnification Agreement. (1) (Exhibit 10.9)
 10.8        Form of Employee Stock Purchase Agreement. (1) (Exhibit 10.10)
 10.9        Restricted Stock Purchase Agreement dated as of January 17, 1996, by and between the Company and Frank Baldino, Jr. (1) (Exhibit
              10.11)
 10.10       Series B Convertible Preferred Stock Purchase Agreement dated as of June 16, 1995 among the Company and each of the entities on the "Schedule of Purchasers" attached thereto as Schedule A. (1)
              (Exhibit 10.12)
 10.11       Series C Convertible Preferred Stock Purchase Agreement dated as of May 30, 1996 among the Company and each of the individuals and entities on the "Schedule of Purchasers" attached thereto as
              Schedule A. (1) (Exhibit 10.13)
 10.12       Warrant Agreement dated as of September 13, 1995 between the
              Company and Comdisco, Inc. (1) (Exhibit 10.15)
 10.13       Amended and Restated Investors' Rights Agreement, dated as of May
              30, 1996, by and among the Company and the persons identified on
              Schedule A, Schedule B and the Schedule of Founders thereto. (1)
              (Exhibit 10.16)
 10.14       Form of Amendment to Employee Stock Purchase Agreement. (1)
              (Exhibit 10.17)
 10.15       Amendment to Restricted Stock Purchase Agreement dated as of
              January 17, 1996, among the Company and Frank Baldino, Jr., dated as of January 17, 1996. (1) (Exhibit 10.18)
 10.16       Development Agreement dated as of April 16, 1997, by and among
              SELOC AG, SICOR, S.A. and the Company. (2) (Exhibit 10.19)
 10.17       First Amendment to Agreement dated as of February 21, 1997 by and between Sanofi and the Company. (2) (Exhibit 10.20)

 EXHIBIT NO.                             DESCRIPTION
 -----------                             -----------
 10.18       Promissory Note of Jon M. Rogers and Traci J. Rogers, dated as of
              June 12, 1997. (2) (Exhibit 10.21)
 10.19       Lease, dated July 21, 1997, between the Company and The Hankin
              Group. (2) (Exhibit 10.23)
 10.20       Purchase Option Agreement, dated July 21, 1997, between the
              Company and The Hankin Group. (2) (Exhibit 10.24)
 10.21       Escrow Agreement, dated July 21, 1997, among the Company, The
              Hankin Group and Manito Abstract Company, Inc. (2) (Exhibit
              10.25)
 10.22       Work Letter to Lease between the Company and The Hankin Group. (2)
              (Exhibit 10.26)
 10.23       Consulting Agreement dated July 31, 1997 between the Company and
              Frank Baldino, Jr. (2) (Exhibit 10.27)
 10.24       Consulting Agreement dated July 31, 1997 between the Company and
              Robert J. Glaser. (3) (Exhibit 10.28)
 10.25       Promissory Note of Vincent J. Milano and Christie A. Milano, dated
              August 20, 1997. (3) (Exhibit 10.29)
 10.26*      Consulting Agreement dated November 13, 1997 between the Company and David J. Williams.
 11*         Statement of Computation of Pro Forma Loss Per Share.
 23*         Consent of KPMG Peat Marwick LLP.
 24*         Power of Attorney (included on signature page).
 27*         Financial Data Schedule.
 99*         Important Factors Regarding Forward-Looking Statements.

--------
*  Filed herewith.
+ Portions of this exhibit were omitted and filed separately with the Secretary of the Commission pursuant to an application for confidential treatment filed with the Commission pursuant to Rule 406 under the Securities Act of 1933, as amended.
++ Compensation plans and arrangements for executives and others.
(1) Filed as an Exhibit to Registration Statement on Form S-1 (File No. 333-12407), as amended, initially filed on September 20, 1996.
(2) Filed as an Exhibit to Registration Statement on Form S-1 (File No. 333-30005), as amended, initially filed on June 25, 1997.
(3) Filed as an Exhibit to Registrant's Form 10-Q for the quarter ended September 30, 1997.

  COPIES OF THE EXHIBITS ARE AVAILABLE TO STOCKHOLDERS FROM THOMAS F. DOYLE, VICE PRESIDENT, GENERAL COUNSEL AND SECRETARY, VIROPHARMA INCORPORATED, 405 EAGLEVIEW BOULEVARD, EXTON, PENNSYLVANIA 19341. THERE WILL BE A FEE TO COVER THE COMPANY'S EXPENSES IN FURNISHING THE EXHIBITS.

  (b) Reports on Form 8-K

There were no reports on Form 8-K filed by the Company for the quarter ended December 31, 1997.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          VIROPHARMA INCORPORATED

                                          /s/ Vincent J. Milano
                                          -------------------------------------

                                          Vincent J. Milano
                                          Vice President, Chief Financial
                                           Officer and Treasurer

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

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

                NAME                           CAPACITY                DATE

         /s/ Claude H. Nash            President, Chief            March 23,
-------------------------------------   Executive Officer and      1998
           CLAUDE H. NASH               Chairman of the Board
                                        (Principal Executive
                                        Officer)

        /s/ Vincent J. Milano          Vice President, Chief       March 23,
-------------------------------------   Financial Officer and      1998
          VINCENT J. MILANO             Treasurer (Principal
                                        Financial and
                                        Accounting Officer)

         /s/ Claude H. Nash            Director                    March 23,
-------------------------------------                              1998
           CLAUDE H. NASH

    /s/ Frank Baldino, Jr., Ph.D.      Director                    March 23,
-------------------------------------                              1998
      FRANK BALDINO, JR., PH.D.

        /s/ Robert J. Glaser           Director                    March 23,
-------------------------------------                              1998
          ROBERT J. GLASER

          /s/ Ann H. Lamont            Director                    March 23,
-------------------------------------                              1998
            ANN H. LAMONT

        /s/David J. Williams           Director                    March 23,
-------------------------------------                              1998
          DAVID J. WILLIAMS

                            VIROPHARMA INCORPORATED
                         (A DEVELOPMENT STAGE COMPANY)

                         INDEX TO FINANCIAL STATEMENTS

                                                                           PAGE
                                                                           ----
Independent Auditors' Report.............................................. F-2
Balance Sheets at December 31, 1996 and 1997.............................. F-3
Statements of Operations for the years ended December 31, 1995, 1996 and
 1997, and the period December 5, 1994 (Inception) to December 31, 1997... F-4
Statements of Stockholders' Equity (Deficit) for the period December 5,
 1994 (Inception) to December 31, 1994, and the years ended December 31,
 1995, 1996, and 1997..................................................... F-5
Statements of Cash Flows for the years ended December 31, 1995, 1996 and
 1997, and the period December 5, 1994 (Inception) to December 31, 1997... F-6
Notes to Financial Statements............................................. F-7

                         INDEPENDENT AUDITORS' REPORT

The Stockholders and Board of Directors
ViroPharma Incorporated:

  We have audited the accompanying balance sheets of ViroPharma Incorporated (A Development Stage Company) as of December 31, 1996 and 1997, and the related statements of operations, stockholders' equity (deficit) and cash flows for each of the years in the three-year period ended December 31, 1997 and for the period December 5, 1994 (Inception) to December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ViroPharma Incorporated (A Development Stage Company) as of December 31, 1996 and 1997, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1997 and for the period December 5, 1994 (Inception) to December 31, 1997, in conformity with generally accepted accounting principles.

                                          KPMG Peat Marwick LLP

Princeton, New Jersey
February 20, 1998

                            VIROPHARMA INCORPORATED
                         (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS
                           DECEMBER 31, 1996 AND 1997

                                                           DECEMBER 31,
                                                      ------------------------
                                                         1996         1997
                                                      -----------  -----------
ASSETS
Current assets:
  Cash and cash equivalents.......................... $10,810,310  $ 4,204,330
  Short-term investments.............................  11,737,369   39,164,132
  Notes receivable from officers--current............         --        33,691
  Other current assets...............................     197,171      461,631
                                                      -----------  -----------
    Total current assets.............................  22,744,850   43,863,784
Equipment and leasehold improvements, net............     672,029    1,084,720
Construction in progress.............................         --       860,975
Restricted investment................................         --       300,000
Notes receivable from officers--noncurrent...........         --        84,102
Other assets.........................................      36,000       81,899
                                                      -----------  -----------
    Total assets..................................... $23,452,879  $46,275,480
                                                      ===========  ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable................................... $   356,171  $   919,970
  Loan payable--current..............................         --       100,000
  Obligation under capital lease--current............      52,950       61,487
  Deferred revenue...................................         --     1,000,000
  Accrued expenses and other current liabilities.....   2,334,026    4,573,299
                                                      -----------  -----------
    Total current liabilities........................  2,743,147    6,654,756
Loan payable--noncurrent.............................         --       416,667
Obligation under capital lease--noncurrent...........     104,571       53,186
                                                      -----------  -----------
                                                        2,847,718    7,124,609
                                                      -----------  -----------
Stockholder's equity:
  Preferred stock, par value $.001 per share.
   Authorized 5,000,000 shares In 1996 and 1997; none
   issued and outstanding............................         --           --
  Common stock, par value $.002 per share. Authorized
   27,000,000 shares in 1996 and 1997; issued and
   outstanding 9,076,861 at December 31, 1996 and
   11,464,106 at December 31, 1997                         18,154       22,928
  Additional paid-in capital.........................  31,758,996   61,322,384
  Deferred compensation..............................    (661,337)    (451,721)
  Unrealized gains on available for sale securities..      58,311      276,126
  Deficit accumulated during the development stage... (10,568,963) (22,018,846)
                                                      -----------  -----------
      Total stockholders' equity.....................  20,605,161   39,150,871
Commitments
    Total liabilities and stockholders' equity....... $23,452,879  $46,275,480
                                                      ===========  ===========

--------
  See accompanying notes to financial statements.

                            VIROPHARMA INCORPORATED
                         (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
  THE YEARS ENDED DECEMBER 31, 1995, 1996 AND 1997, AND THE PERIOD DECEMBER 5,
                     1994 (INCEPTION) TO DECEMBER 31, 1997


                                                                     PERIOD
                                                                  DECEMBER 5,
                                                                      1994
                                                                   (INCEPTION)
                                YEAR ENDED DECEMBER 31,                TO
                          --------------------------------------  DECEMBER 31,
                             1995         1996          1997          1997
                          -----------  -----------  ------------  ------------
Revenues:
  License fee and
   milestones revenue...  $       --   $ 1,000,000  $  1,500,000  $  2,500,000
  Grant revenue.........       90,813      436,081           --        526,894
                          -----------  -----------  ------------  ------------
    Total revenues......       90,813    1,436,081     1,500,000     3,026,894
                          -----------  -----------  ------------  ------------
Operating expenses
 incurred in the
 development stage:
  Research and
   development..........    2,930,106    6,694,703    10,928,976    20,629,564
  General and
   administrative.......    1,091,299    1,421,524     3,341,081     6,097,222
                          -----------  -----------  ------------  ------------
    Total operating
     expenses...........    4,021,405    8,116,227    14,270,057    26,726,786
                          -----------  -----------  ------------  ------------
    Loss from
     operations.........   (3,930,592)  (6,680,146)  (12,770,057)  (23,699,892)
Interest income, net....       75,730      285,142     1,320,174     1,681,046
                          -----------  -----------  ------------  ------------
    Net loss............  $(3,854,862) $(6,395,004) $(11,449,883) $(22,018,846)
                          ===========  ===========  ============  ============
Accretion of redemption
 value attributable to
 mandatorily redeemable
 convertible preferred
 stock                         19,104    1,597,341           --      1,616,445
                          -----------  -----------  ------------  ------------
Net loss allocable to
 common shareholders....  $(3,873,966) $(7,992,345) $(11,449,883) $(23,635,291)
                          ===========  ===========  ============  ============
Pro forma net loss per
 share:
  Basic.................  $     (1.25) $     (1.01) $      (1.13)
                          ===========  ===========  ============
  Diluted...............  $     (1.15) $      (.97) $      (1.13)
                          ===========  ===========  ============
Shares used in computing
 pro forma net loss per
 share:
  Basic.................    3,078,123    6,353,551    10,092,590
                          ===========  ===========  ============
  Diluted...............    3,348,769    6,624,197    10,092,590
                          ===========  ===========  ============

--------
See accompanying notes to financial statements.

                            VIROPHARMA INCORPORATED
                         (A DEVELOPMENT STAGE COMPANY)
                  STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
 PERIOD DECEMBER 5, 1994 (INCEPTION) TO DECEMBER 31, 1994, AND THE YEARS ENDED
                        DECEMBER 31, 1995, 1996 AND 1997

                                                                                 UNREALIZED   DEFICIT
                            COMMON STOCK                   NOTES                  GAINS ON  ACCUMULATED
                         ------------------ ADDITIONAL   RECEIVABLE              AVAILABLE   DURING THE        TOTAL
                         NUMBER OF            PAID-IN    ON COMMON    DEFERRED    FOR SALE  DEVELOPMENT    STOCKHOLDERS'
                           SHARES   AMOUNT    CAPITAL      STOCK    COMPENSATION SECURITIES    STAGE      EQUITY (DEFICIT)
                         ---------- ------- -----------  ---------- ------------ ---------- ------------  ----------------
Balance, December 5,
 1994
 (Inception)                    --  $   --  $       --    $   --     $     --     $    --   $        --     $       --
 Issuance of common
  stock to founders         828,750   1,657      79,593   (1,625)      (79,625)        --            --             --
 Amortization of
  deferred compensation         --      --          --        --        15,925         --            --          15,925
 Net loss for period...         --      --          --        --           --          --       (319,097)      (319,097)
                         ---------- ------- -----------   -------    ---------    --------  ------------    -----------
Balance, December 31,
 1994..................     828,750   1,657      79,593    (1,625)     (63,700)        --       (319,097)      (303,172)
 Proceeds from notes
  receivable...........         --      --          --      1,625          --          --            --           1,625
 Issuance costs of
  Series A and B
  preferred stock               --      --     (46,912)       --           --          --            --         (46,912)
 Unrealized gains on
  available for sale
  securities                    --      --          --        --           --       26,742           --          26,742
 Amortization of
  deferred compensation         --      --          --        --        15,925         --            --          15,925
 Accretion of
  redemption value
  attributable to
  mandatorily
  redeemable
  convertible preferred
  stock                         --      --     (19,104)       --           --          --            --         (19,104)
 Value attributed to
  issuance of warrants          --      --       90,000       --           --          --            --          90,000
 Net loss..............         --      --          --        --           --          --     (3,854,862)    (3,854,862)
                         ---------- ------- -----------   -------    ---------    --------  ------------    -----------
Balance, December 31,
 1995..................     828,750   1,657     103,577       --       (47,775)     26,742    (4,173,959)    (4,089,758)
 Deferred compensation
  resulting from grant
  of options                    --      --      753,461       --      (753,461)        --            --             --
 Amortization of
  deferred compensation         --      --          --        --       139,899         --            --         139,899
 Unrealized gains on
  available for sale
  securities                    --      --          --        --           --       31,569           --          31,569
 Issuance costs of
  Series C preferred
  stock                         --      --     (27,100)       --           --          --            --        (27,100)
 Exercise of common
  stock grant and
  options..............      72,420     145       6,955       --           --          --            --           7,100
 Value attributed to
  issuance of warrants          --      --       19,920       --           --          --            --          19,920
 Accretion of
  redemption value
  attributable to
  mandatorily
  redeemable
  convertible preferred
  stock                         --      --  (1,597,341)       --           --          --            --     (1,597,341)
 Conversion of
  preferred stock to
  common stock            5,588,191  11,177  16,253,022       --           --          --            --      16,264,199
 Issuance of common
  stock, net of
  issuance costs          2,587,500   5,175  16,246,502       --           --          --            --      16,251,677
 Net loss..............         --      --          --        --           --          --     (6,395,004)    (6,395,004)
                         ---------- ------- -----------   -------    ---------    --------  ------------    -----------
Balance, December 31,
 1996..................   9,076,861  18,154  31,758,996       --      (661,337)     58,311   (10,568,963)    20,605,161
 Amortization of
  deferred
  compensation.........         --      --          --        --       209,616         --            --         209,616
 Unrealized gains on
  available for sale
  securities...........         --      --          --        --           --      217,815           --         217,815
 Exercise of common
  stock options........      15,450      31       7,070       --           --          --            --           7,101
 Value attributed to
  issuance of
  warrants.............         --      --       15,936       --           --          --            --          15,936
 Issuance of common
  stock, net of
  issuance costs.......   2,300,000   4,600  29,510,475       --           --          --            --      29,515,075
 Cashless exercise of
  warrants.............      71,795     143        (143)      --           --          --            --             --
 Consulting expense
  related to option
  grants...............         --      --       30,050       --           --          --            --          30,050
 Net loss..............         --      --          --        --           --          --    (11,449,883)   (11,449,883)
                         ---------- ------- -----------   -------    ---------    --------  ------------    -----------
Balance, December 31,
 1997..................  11,464,106 $22,928 $61,322,384       --     $(451,721)   $276,126  $(22,018,846)   $39,150,871
                         ========== ======= ===========   =======    =========    ========  ============    ===========

-------
See accompanying notes to financial statements.

                            VIROPHARMA INCORPORATED
                         (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
  THE YEARS ENDED DECEMBER 31, 1995, 1996 AND 1997, AND THE PERIOD DECEMBER 5,
                     1994 (INCEPTION) TO DECEMBER 31, 1997

                                                                      PERIOD
                                                                   DECEMBER 5,
                                                                       1994
                                YEAR ENDED DECEMBER 31,           (INCEPTION) TO
                         ---------------------------------------   DECEMBER 31,
                            1995          1996          1997           1997
                         -----------  ------------  ------------  --------------
Cash flows from
 operating activities:
 Net loss..............  $(3,854,862) $ (6,395,004) $(11,449,883)  $(22,018,846)
 Adjustments to
  reconcile net loss
  to net cash used in
  operating
  activities:
  Non-cash
   compensation
   expense.............       15,925       139,899       209,616        381,365
  Non-cash warrant
   value...............       90,000        19,920        15,936        125,856
  Non-cash consulting
   expense.............          --            --         30,050         30,050
  Depreciation and
   amortization
   expense.............          --         58,022       288,278        346,300
  Changes in assets
   and liabilities:
   Other current
    assets.............     (101,948)      (93,223)     (264,460)      (461,631)
   Notes receivable
    from officers......          --            --       (117,793)      (117,793)
   Other assets........      (56,471)       20,471       (45,899)       (81,899)
   Accounts payable....      308,353        45,611       563,799        919,970
   Accrued expenses
    and other current
    liabilities           1,095,604      1,135,087     2,239,273      4,573,299
                         -----------  ------------  ------------   ------------
     Net cash used in
      operating
      activities.......   (2,503,399)   (5,069,217)   (8,531,083)   (16,303,329)
                         -----------  ------------  ------------   ------------
Cash flows from
 investing activities:
 Purchase of
  equipment............          --       (730,052)     (700,969)    (1,431,021)
 Construction in
  progress.............          --            --       (860,975)      (860,975)
 Purchase of short-
  term investments.....  (11,018,731)  (15,335,938)  (61,108,260)   (87,462,929)
 Sales of short-term
  investments..........    4,363,754           --      5,316,660      9,680,414
 Maturities of short-
  term investments.....    2,305,337     8,006,520    28,282,652     38,594,509
                         -----------  ------------  ------------   ------------
     Net cash used in
      investing
      activities.......   (4,349,640)   (8,059,470)  (29,070,892)   (41,480,002)
                         -----------  ------------  ------------   ------------
Cash flows from
 financing activities:
 Net proceeds from
  issuance of
  preferred stock......    6,648,088     7,223,155           --      13,931,243
 Net proceeds from
  issuance of common
  stock................          --     16,258,777    29,522,176     45.780.953
 Proceeds from
  deferred revenue.....          --            --      1,000,000      1,000,000
 Proceeds from loan
  payable..............          --            --        600,000        600,000
 Payment of loan
  payable..............          --            --        (83,333)       (83,333)
 Proceeds received on
  notes receivable.....        1,625           --            --           1,625
 Proceeds from notes
  payable..............      517,500        12,500           --         692,500
 Payment of notes
  payable..............          --        (50,000)          --         (50,000)
 Obligation under
  capital lease........          --        157,521       (42,848)       114,673
                         -----------  ------------  ------------   ------------
     Net cash provided
      by financing
      activities.......    7,167,213    23,601,953    30,995,995     61,987,661
                         -----------  ------------  ------------   ------------
Net increase (decrease)
 in cash and cash
 equivalents...........      314,174    10,473,266    (6,605,980)     4,204,330
Cash and cash
 equivalents at
 beginning of period...       22,870       337,044    10,810,310            --
                         -----------  ------------  ------------   ------------
Cash and cash
 equivalents at end of
 period................  $   337,044  $ 10,810,310  $  4,204,330   $  4,204,330
                         ===========  ============  ============   ============
Supplemental disclosure
 of noncash
 transactions:
 Conversion of Note
  Payable to Series A
  and Series B
  Preferred Stock          $ 642,500           --            --    $    642,500
 Conversion of
  mandatorily
  redeemable
  convertible
  preferred stock to
  common shares                  --   $ 16,264,199           --    $ 16,264,199
 Notes issued for
  828,750 common
  shares...............          --            --            --    $      1,625
 Deferred
  compensation.........          --   $    753,461                 $    833,086
 Accretion of
  redemption value
  attributable to
  mandatorily
  redeemable
  convertible
  preferred stock           $ 19,104   $ 1,597,341           --    $  1,616,445
 Unrealized gains on
  available for sale
  securities...........  $    26,742  $     31,569  $    217,815   $    276,126

--------
See accompanying notes to financial statements.

                            VIROPHARMA INCORPORATED
                         (A DEVELOPMENT STAGE COMPANY)
                         NOTES TO FINANCIAL STATEMENTS
                          DECEMBER 31, 1996 AND 1997

1. ORGANIZATION AND BUSINESS ACTIVITIES

  ViroPharma Incorporated (a development stage Company) (the "Company") commenced operations on December 5, 1994. The Company is a development stage pharmaceutical company engaged in the discovery and development of new antiviral medicines.

  The Company is devoting substantially all of its efforts towards conducting drug discovery and development, raising capital, conducting clinical trials, pursuing regulatory approval for products under development, recruiting personnel and building infrastructure. In the course of such activities, the Company has sustained operating losses and expects such losses to continue for the foreseeable future. The Company has not generated any significant revenues or product sales and has not achieved profitable operations or positive cash flow from operations. The Company's deficit accumulated during the development stage aggregated $22,018,846 through December 31, 1997. There is no assurance that profitable operations, if ever achieved, could be sustained on a continuing basis.

  The Company plans to continue to finance its operations with a combination of stock issuances, license payments, payments from strategic research and development arrangements and, in the longer term, revenues from product sales. There are no assurances, however, that the Company will be successful in obtaining an adequate level of financing needed for the long-term development and commercialization of its planned products.

2. BASIS OF ACCOUNTING AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and cash equivalents

  The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. All cash and cash equivalents are held in United States (U.S.) financial institutions, including commercial paper of U.S. companies, with a cost and fair value of $11,047,013 and $11,074,310, respectively, at December 31, 1996, and none at December 31, 1997.

Short-term investments

  Short-term investments consist primarily of debt securities backed by the U.S. government. The Company's entire short-term investment portfolio is currently classified as available for sale and is stated at fair value as determined by quoted market values. Changes in the net unrealized holding gains and losses are included as a separate component of stockholders' equity. For purposes of determining gross realized gains and losses, the cost of short-term investments sold is based upon specific identification. The Company has not experienced any significant realized gains or losses on its investments through December 31, 1997.

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

                            VIROPHARMA INCORPORATED
                         (A DEVELOPMENT STAGE COMPANY)
                         NOTES TO FINANCIAL STATEMENTS

2. BASIS OF ACCOUNTING AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONT.

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

Revenue recognition--collaborative research, contract and license agreements

  Collaborative research revenue from cost-reimbursement and grant agreements are recorded when earned, up to the contractual limits. Contract and licensing revenue is recognized when milestones are met and the Company's specific performance obligations have been satisfied in accordance with the terms of the respective agreements. Cash received that is related to future performance under such contracts is deferred and recognized as revenue when earned.

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

                            VIROPHARMA INCORPORATED
                         (A DEVELOPMENT STAGE COMPANY)
                         NOTES TO FINANCIAL STATEMENTS

2. BASIS OF ACCOUNTING AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONT.

Stock-based compensation

  The Company accounts for its stock option plan in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. As such, compensation cost is measured on the date of grant as the excess of the current market price of the underlying stock over the exercise price. Such compensation amounts are amortized over the respective vesting periods of the option grant. On January 1, 1996, the Company adopted the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," which permits entities to provide pro forma net income (loss) and pro forma earnings
(loss) per share disclosures for employee stock option grants made in 1995 and in future years as if the fair-value based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the accounting provisions of APB Opinion No. 25 and provide the pro forma disclosure requirements of SFAS No. 123.

Pro forma net loss per share

  The Company adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128") in 1997. SFAS 128 simplifies the calculation of earnings per share ("EPS") by replacing primary and fully diluted EPS with basic and diluted EPS, respectively. Basic EPS is calculated by dividing income (loss) by only the weighted average common shares outstanding. Diluted EPS would also include the effect of dilution to earnings of potentially dilutive securities, including convertible securities, stock options and warrants. The adoption of SFAS 128 had no effect on the Company.

  Pro forma net loss per share is computed by dividing the net loss by the weighted average number of shares of common stock outstanding plus the effect of certain adjustments described below.

  Pursuant to Securities and Exchange Commission ("SEC") Staff Accounting Bulletin No. 98 ("SAB 98") issued in February 1998 and SEC staff policy, all common stock issued during the periods prior to the Company's initial public offering ("IPO") for nominal consideration are to be included in the calculation of pro-forma basic net loss per share as if they were outstanding for all periods through that of the IPO. Common stock and potential common stock issued during the periods prior to the IPO for nominal consideration have been included in the calculation of pro forma diluted net loss per share, even though anti-dilutive, as if outstanding for all periods through that of the IPO. The calculation of shares used in computing pro-forma basic and diluted net loss per share also includes all series of mandatorily redeemable convertible preferred stock. Prior year per share data has been restated to reflect the guidance of SFAS 128 and SAB 98. Options and warrants outstanding aggregating 315,168 shares, 457,458 shares and 776,686 shares as of December 31, 1995, 1996 and 1997, respectively, have been excluded from the calculation of EPS because they are anti-dilutive. The difference between basic and diluted pro forma net loss per share is attributed to potential common stock issued for nominal consideration for 270,646 shares in both 1995 and 1996 (none in 1997). In the computation of pro forma net loss per share, accretion of the redemption value attributable to mandatorily redeemable convertible preferred stock is not included as an increase to net loss.

3. SHORT-TERM INVESTMENTS

  Short-term investments consist of fixed income securities with original maturities of greater than three months but less than one year including U.S. treasury instruments of agencies of the U.S. Government and high-grade commercial paper. At December 31, 1996 and 1997, all of the short-term investments were deemed as "available for sale" investments.

                            VIROPHARMA INCORPORATED
                         (A DEVELOPMENT STAGE COMPANY)
                         NOTES TO FINANCIAL STATEMENTS

3. SHORT-TERM INVESTMENTS, CONT.

  The following summarizes the "available for sale" investments at December 31, 1996 and 1997:

                                              GROSS      GROSS
                                            UNREALIZED UNREALIZED
                                   COST       GAINS      LOSSES   FAIR VALUE
                                ----------- ---------- ---------- -----------
      Obligations of the U.S.
       Government and agencies
       of the U.S..............   5,383,095     7,877     6,160     5,384,812
      Commercial paper.........   6,295,963    56,594       --      6,352,557
                                -----------  --------   -------   -----------
        December 31, 1996...... $11,679,058  $ 64,471   $ 6,160   $11,737,369
                                ===========  ========   =======   ===========
      Obligations of the U.S.
       Government and agencies
       of the U.S..............  17,275,719   133,962    11,179    17,398,502
      Commercial paper.........  21,612,287   159,196     5,853    21,765,630
                                -----------  --------   -------   -----------
        December 31, 1997...... $38,888,006  $293,158   $17,032   $39,164,132
                                ===========  ========   =======   ===========

4. EQUIPMENT, LEASEHOLD IMPROVEMENTS AND CONSTRUCTION IN PROGRESS

  Equipment, leasehold improvements and construction in progress consist of the following at December 31, 1996 and 1997:

                                                              1996      1997
                                                            -------- ----------
      Computers and equipment.............................. $603,265 $1,283,391
      Leasehold improvements...............................  126,786    147,629
                                                            -------- ----------
                                                             730,051  1,431,020
      Less accumulated depreciation and amortization.......   58,022    346,300
                                                            -------- ----------
                                                            $672,029 $1,084,720
      Construction in Progress.............................      --     860,975
                                                            ======== ==========

  Included in equipment and leasehold improvements at December 31, 1996 and 1997 is approximately $215,000 of assets held under capital lease.

5. NOTES RECEIVABLE FROM OFFICERS

  During 1997, the Company loaned approximately $135,000 to two officers of the Company to defray relocation expenses incurred by them in connection with their employment by the Company. Each loan is evidenced by a promissory note, bears interest at the lowest Federal Applicable Rate and comes due in full on the date of such officer's resignation from the Company or in monthly installments beginning on the date of termination of such officer's employment with the Company (other than by resignation), and extending over a period of between 18 months and 192 months thereafter, depending upon when the termination of employment occurs. On each anniversary of the date of the respective loans, 25% of the original principal amount of the loans will be forgiven by the Company so long as the applicable officer is in the Company's employ.

                            VIROPHARMA INCORPORATED
                         (A DEVELOPMENT STAGE COMPANY)
                         NOTES TO FINANCIAL STATEMENTS

6. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

  Accrued expenses and other current liabilities consist of the following at December 31, 1996 and 1997:

                                                              DECEMBER 31,
                                                          ---------------------
                                                             1996       1997
                                                          ---------- ----------
      License and milestone fees payable................. $1,200,000 $2,000,000
      Clinical development and research..................    827,175  2,106,650
      Payroll and payroll taxes payable..................     30,329    282,525
      Other current liabilities..........................    276,522    184,124
                                                          ---------- ----------
                                                          $2,334,026 $4,573,299
                                                          ========== ==========

7. LOAN PAYABLE

  In February 1997, the Company entered into a $600,000 loan agreement with a bank of which $516,667 is outstanding at December 31, 1997. The term of the loan is six years, with principal and interest due monthly. The interest rate is approximately 9% and is secured by certain equipment and a $300,000 certificate of deposit.

8. LICENSE AND RESEARCH AGREEMENTS

  In December 1995, the Company entered into a license agreement with Sanofi S.A. ("Sanofi") for its most advanced drug candidate, pleconaril. Under the Sanofi agreement, the Company was required to pay a license fee of $1,000,000. This amount was charged to operations in 1995. In addition, the Company will be required to make a milestone payment of either $1,200,000 or $2,000,000 upon the earlier of the occurrence of a future milestone event, as defined, or three years from the date of the agreement. The actual amount of the payment is dependent upon whether or not Sanofi elects to co-develop pleconaril. If Sanofi chooses to co-develop, Sanofi has agreed to share in all development costs. The Company determined that an obligation was probable and recorded $1,200,000, its best estimate, in 1996. In 1997, the Company determined that it was probable that the obligation would be $2,000,000 and recorded the additional milestone amount. To date, Sanofi has not officially informed the Company of its decision with regards to the co-development of pleconaril. (Note 14)

  In connection with the Sanofi agreement, the Company is also required to make certain additional payments, including royalties, as defined, should agreed-upon future milestones be attained. These future milestone events contemplate regulatory submissions of new drug applications and regulatory approvals in various jurisdictions. The amount of such additional milestone payments to be paid by the Company to Sanofi, if any, also are based on Sanofi's decision regarding the co-development of pleconaril that is discussed in the preceding paragraph. At the present time, there can be no assurance that any such milestones will be attained.

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

  In July 1996, the Company entered into a collaborative drug discovery and development agreement with Boehringer Ingelheim Pharmaceuticals Inc. ("BI") for one hepatitis C target identified by the Company. Under this agreement, the Company granted to BI the exclusive worldwide rights to develop and commercialize compounds discovered under the agreement. In return, BI paid a non-refundable technology access fee of $1,000,000 to the Company and is required to make certain research and milestone payments, as defined, to the

                            VIROPHARMA INCORPORATED
                         (A DEVELOPMENT STAGE COMPANY)
                         NOTES TO FINANCIAL STATEMENTS

8. LICENSE AND RESEARCH AGREEMENTS, CONT.

Company in connection with the Company's transfer of HCV screening and assay technology and at various stages in the development of compounds under the agreement. In addition, BI is required to make royalty payments to the Company on sales of products developed and marketed under this agreement. The Company earned $1,500,000 in 1997 for achieving two milestones.

  In October 1997, the Company received a $1,000,000 payment as an advance on a future milestone in connection with the BI agreement. Such amount will be creditable against a milestone, if achieved, or would become due and payable two years after the termination of the Agreement. The advance bears interest at 8.5% and is evidenced by a convertible promissory note. If amounts due under the note are not paid as described in the note, BI may convert the then outstanding principal balance and accrued interest thereon into shares of the Company's common stock based on the last sale price of such common stock on the date immediately prior to the date on which the Company is notified of BI's intention to convert the promissory note.

  In 1996, the Company recognized approximately $340,000 of grant revenue from a not-for-profit entity for which a former director of the Company serves as an officer.

9. COMMON STOCK AND COMMON STOCK OPTIONS

  On July 23, 1997, the Company completed a follow-on public offering of common stock. The Company sold 2,300,000 shares (including 300,000 shares exercised by the underwriters for the overallotment). Net proceeds approximated $29,515,000.

  On November 22, 1996, the Company completed its Initial Public Offering
(IPO) of common stock. The Company sold 2,587,500 shares (including 337,500 shares exercised by the underwriters for the overallotment). Net proceeds approximated $16,250,000.

  Upon inception of the Company in December 1994, certain members of management and a co-founder/director purchased 828,750 shares of common stock. Management purchased 663,000 of these shares which vest annually over a four-year period. The Company has the right to repurchase any unvested shares at the original price paid for such shares should the employee leave the Company before such shares are fully vested. A co-founder/director purchased 165,750 shares. The difference between the deemed fair value and the price paid ($.002) per share for the aforementioned common stock at inception in December 1994 was $79,625, which amount was recorded as deferred compensation. Compensation expense related to these shares of common stock aggregated $15,925 in each of 1995, 1996, and 1997. Pursuant to a right granted in December 1994, a director purchased in January 1996 51,000 shares of common stock at $.10 per share, pursuant to a restricted stock purchase agreement.

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

                            VIROPHARMA INCORPORATED
                         (A DEVELOPMENT STAGE COMPANY)
                         NOTES TO FINANCIAL STATEMENTS

9. COMMON STOCK AND COMMON STOCK OPTIONS, CONT.

  Stock option activity from December 5, 1994 (Inception) to December 31, 1997 is as follows:

                                                          WEIGHTED-   WEIGHTED-
                                                           AVERAGE     AVERAGE
                                     EXERCISE             REMAINING   EXERCISE
                                    PRICE PER    SHARE   CONTRACTUAL    PRICE
                                      SHARE     OPTIONS  LIFE (YEARS) PER SHARE
                                   ------------ -------  -----------  ---------
Balance, December 5, 1994
 (Inception).....................  $        --      --
 Granted.........................           .10 150,960
 Exercised.......................           --      --
 Canceled........................           --      --
Balance, December 31, 1994.......           .10 150,960
 Granted.........................           .20  12,750
 Exercised.......................           --      --
 Canceled........................           --      --
Balance, December 31, 1995.......       .10-.20 163,710
 Granted.........................      .20-5.25 293,493
 Exercised.......................           .10 (21,420)
 Canceled........................           --      --
Balance, December 31, 1996.......      .10-5.25 435,783
 Granted.........................    8.75-22.50 335,233
 Exercised.......................     .10-.8.75 (15,450)
 Canceled........................     2.16-8.75    (555)
                                                -------
Balance, December 31, 1997.......     .10-22.50 755,011
                                                =======
Options outstanding as of
 December 31, 1997:..............       .10-.20 266,740     7.54        $ .15
                                            .45  36,873     8.42          .45
                                           2.16  93,004     8.51         2.16
                                           5.25  23,460     8.84         5.25
                                           8.75 229,500     9.00         8.75
                                    9.875-14.75  42,950     9.27        11.40
                                   15.125-22.50  62,484     9.71        17.64
                                                -------
Balance, December 31, 1997.......               755,011     8.46         5.28
                                                =======
Options exercisable as of
 December 31, 1997...............       .10-.20 119,656                 $ .13
                                            .45   9,218                   .45
                                           2.16  21,295                  2.16
                                           5.25   5,865                  5.25
                                          14.75     500                 14.75
                                    17.50-22.50   2,000                 19.44
                                                -------
Options exercisable at December
 31, 1997........................  $  .10-22.50 158,534                 $ .90
                                                =======

  At December 31, 1997, there were 407,564 shares available for grant under the Plan. In January 1998, the Company granted 203,700 options to its employees. Such options were granted at exercise prices equal to the fair market value at the grant date.

  During 1996, various executive officers and certain employees of the Company were granted options to acquire 270,644 shares of common stock at exercise prices ranging from $.20 to $2.16 per share. The exercise price of the options was equal to the fair market value of the Common Stock on the date of grant, as determined by the Board of Directors. However, for financial statement purposes, the difference between a deemed value in the range of $2.35 to $5.25 per share and the respective exercise prices at the grant dates has been recorded as deferred compensation ($753,461) and is being amortized over the four-year vesting period. Compensation expense for the aforementioned options aggregated $123,974 for the year ended December 31, 1996, and $193,691 for the year ended December 31, 1997.

  The per share weighted-average fair value of stock options granted during 1995, 1996 and 1997 was $.14, $4.45, and $8.66 per share, respectively, on the date of grant. Such fair values were determined using the Black-

                            VIROPHARMA INCORPORATED
                         (A DEVELOPMENT STAGE COMPANY)
                         NOTES TO FINANCIAL STATEMENTS

9. COMMON STOCK AND COMMON STOCK OPTIONS, CONT.

Scholes option-pricing model and are based on the following weighted-average assumptions: an expected dividend yield of 0% and a risk-free interest rate of 7.5%, for 1995, 1996 and 1997, volatility of 50% for 1995 and 1996 and 68% for
1997 and an expected option life of ten years for 1995, 1996 and 1997.

  The Company applies APB Opinion No. 25 in accounting for its stock option plan. Had the Company determined compensation cost for options granted based on the fair value at the grant date under SFAS No. 123, the Company's net loss and pro forma net loss per share would have been increased to the pro forma amounts under SFAS No. 123 indicated below:

                                           1995         1996          1997
                                        -----------  -----------  ------------
      Net loss:
        As reported.................... $(3,854,862) $(6,395,004) $(11,449,883)
        Pro forma under SFAS No 123.... $(3,855,318) $(6,524,213) $(12,308,195)
                                        ===========  ===========  ============
      Pro forma net loss per share:
       Basic:
        As reported....................      $(1.25)      $(1.01)       $(1.13)
        Pro forma under SFAS No. 123...      $(1.25)      $(1.03)       $(1.22)
                                             ======       ======        ======
       Diluted:
        As reported....................      $(1.15)       $(.97)       $(1.13)
        Pro forma under SFAS No. 123...      $(1.15)       $(.98)       $(1.22)
                                             ======        =====        ======

  Pro forma net loss reflects only options granted in 1995, 1996 and 1997. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net loss amounts presented above because compensation cost is incurred under SFAS No. 123 over the respective vesting period of such options, and options granted by the Company prior to January 1, 1995 are not reflected in the pro forma net loss figures above.

10. MANDATORILY REDEEMABLE CONVERTIBLE PREFERRED STOCK

  Through 1996, the Company completed the sale of its Series A (675,000 shares), Series B (7,060,000 shares) and Series C (3,222,222 shares) mandatorily redeemable convertible preferred stock (the Preferred Stock) at per share prices of $.50, $1.00 and $2.25, respectively. Aggregate net proceeds from these transactions totaled approximately $14,573,000.

  On November 22, 1996, all mandatorily redeemable convertible preferred stock was converted into 5,588,191 shares of common stock on a .51 for 1 basis in connection with completion of the Company's IPO.

  The Company also secured $480,000 in bridge financing loans in March and May 1995, which amounts were converted to Series B preferred stock in June 1995. In 1995, in connection with the bridge financing, the Company issued 159,994 warrants to Series B investors to purchase Series B preferred stock at the fair value of the Series B preferred stock at the date of issuance ($1.00 per share). The deemed fair value of such warrants at their issuance date aggregated $90,000, which amount was charged to operations in 1995. In June 1997, holders of the aforementioned warrants exercisable for shares of the Company's common stock exercised such warrants on a cashless basis for an aggregate of 71,795 shares of common stock that were otherwise exercisable on a cash basis for 81,597 shares of common stock.

                            VIROPHARMA INCORPORATED
                         (A DEVELOPMENT STAGE COMPANY)
                         NOTES TO FINANCIAL STATEMENTS

10. MANDATORILY REDEEMABLE CONVERTIBLE PREFERRED STOCK, CONT.

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

11. INCOME TAXES

  At December 31, 1997, the Company had available for Federal and state income tax purposes net operating loss carryforwards of approximately $4,014,000 and $2,700,000, respectively. Such carryforwards, which expire between 2012 and 2000, respectively, are available to reduce future Federal and state taxable income, if any.

  Based on "change in ownership" provisions of the Tax Reform Act of 1986, net operating loss and research and development credit carryforwards may be subject to annual limitations that could reduce the Company's ability to utilize these carryforwards in the future.

  Significant components of the Company's deferred tax assets and liabilities as of December 31, 1996 and 1997 are shown below. At December 31, 1997, a valuation allowance of $8,655,823 has been recognized to offset the deferred tax assets as realization of such assets is uncertain. The change in the valuation allowance for 1996 and 1997 was an increase of $2,545,044 and $4,502,933, respectively.

                                                             DECEMBER 31,
                                                         ----------------------
                                                            1996        1997
                                                         ----------  ----------
      Deferred tax assets:
        Net operating loss carryforwards................ $  758,592  $1,562,687
        Capitalized research and development costs......  2,848,527   6,213,699
        Expenses not currently deductible...............    533,333     880,000
        Capitalized start up costs......................     37,918      24,917
                                                         ----------  ----------
          Total gross deferred tax assets...............  4,178,370   8,681,303
      Deferred tax liability:
        Employee compensation...........................     25,480      25,480
                                                         ----------  ----------
          Net deferred tax assets.......................  4,152,890   8,655,823
      Valuation allowance............................... (4,152,890) (8,655,823)
                                                         ----------  ----------
          Total deferred tax assets.....................        --          --
                                                         ==========  ==========

12. 401(K) PROFIT SHARING PLAN

  In 1995, the Company adopted a 401(k) Profit Sharing Plan (the "401(k) Plan") available to all employees meeting certain eligibility criteria. The 401(k) Plan permits participants to contribute up to 15% of their compensation not to exceed the limits established by the Internal Revenue Code. All contributions made by participants vest immediately in the participant's account. The Company did not contribute to the 401(k) Plan in 1995, 1996, or 1997. The Company adopted a new 401(k) plan on January 1, 1998.

13. COMMITMENTS

  On July 21, 1997, the Company entered into a lease for laboratory and office space commencing after the current lease expires in March 1998. The term of the new lease is ten years with two five-year renewal options.

                            VIROPHARMA INCORPORATED
                         (A DEVELOPMENT STAGE COMPANY)
                         NOTES TO FINANCIAL STATEMENTS

13. COMMITMENTS, CONT.

Under the lease terms, the Company contributed $834,760 in 1997 to the cost of the laboratory construction, which is included in construction in progress. The Company also has the right, under certain circumstances, to purchase the new facility at a purchase price based on a pre-determined formula.

  In September 1995, the Company entered into a lease arrangement for the financing of certain lab equipment, leasehold improvements, computers and office equipment. The repayment terms range from three to four years. In connection with this arrangement, 63,750 warrants to purchase Series B preferred stock were originally granted to the lessor at the original Series B issuance price of $1.00 per share. The deemed fair value of such warrants at their issuance date aggregated $63,750, which amount is being amortized to operations over the term of the lease arrangement. The number of warrants and the related exercise price were adjusted based on a formula to reflect the increase in per share price of the Series C Preferred Stock over Series B Preferred Stock and the .51 for 1 reverse stock split to 21,675 warrants to purchase common stock at an exercise price of $2.94 per share.

  In December 1995, the Company entered into a capital lease arrangement for the financing of certain equipment. The repayment terms of this arrangement are for four years from the date of funding. The equipment financed under this arrangement aggregated $111,000, which the Company is obligated to purchase at the end of the lease term for $22,000.

  The Company's future minimum lease payments under the aforementioned leases for years, including the operating lease for the new facility, subsequent to December 31, 1997 are as follows:

      YEAR ENDING                                       OPERATING  CAPITAL
      DECEMBER 31,                                        LEASES    LEASES
      ------------                                      ---------- --------
       1998............................................ $  720,682 $ 72,425
       1999............................................    733,838   53,978
       2000............................................    653,503    2,870
       2001............................................    647,592      --
       2002 and thereafter.............................    647,592      --
                                                        ---------- --------
          Total minimum lease payments................. $3,403,207 $129,273
                                                        ========== ========
      Amounts representing interest....................            $(14,600)
                                                                   --------
      Present value of net minimum lease payments......            $114,673
      Current portion..................................            $ 61,487
                                                                   --------
      Long term portion................................            $ 53,186
                                                                   ========

  Rent expense for the years ended December 31, 1995, 1996, and 1997 aggregated $271,000, $335,000, and $394,000, respectively.

14. SUBSEQUENT EVENTS (UNAUDITED)

  In March 1998, the Company paid Sanofi $1.2 million. The Company will pay Sanofi an additional $800,000 if Sanofi elects to co-develop pleconaril. The Company expects Sanofi to make its decision on co-development in 1998.

                                 EXHIBIT INDEX

 EXHIBIT DESCRIPTION
 ------- -----------
         Consulting Agreement dated November 13, 1997 between the Company and
 10.26   David J. Williams.
 11      Statement of Computation of Pro Forma Loss Per Share.
 23      Consent of KPMG Peat Marwick LLP.
 24      Power of Attorney (included on signature page).
 27      Financial Data Schedule.
 99      Important Factors Regarding Forward-Looking Statements.