Form 10-Q
period 1998-03-31
VIROPHARMA INC
filed 1998-05-12
CIK 946840

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q




        [ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

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

                            405 Eagleview Boulevard
                           Exton, Pennsylvania 19341
             (Address of Principal Executive Offices and Zip Code)

                                  610-458-7300
              (Registrant's Telephone Number, Including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirement for the past 90 days:     Yes     X             NO
                                          ---------            ------

Number of shares outstanding of the issuer's Common Stock, par value $.002 per share, as of May 12, 1998: 11,480,820 shares.

                            VIROPHARMA INCORPORATED

                                     INDEX


PART I.   FINANCIAL INFORMATION


                                                                                              Page
                                                                                         ------------
Item 1.  Financial Statements:

  Balance Sheets at December 31, 1997 and March 31, 1998                                        3


  Statements of Operations for the three months ended March 31, 1997
    and 1998, and the period from December 5, 1994 (inception) to March 31, 1998                4


  Statements of Cash Flows for the three months ended March 31, 1997 and 1998 and
   the period from December 5, 1994 (inception)  to March 31, 1998                              5

  Notes to Financial Statements                                                                 6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
              RESULTS OF OPERATIONS.                                                            7

PART II.   OTHER INFORMATION


Item 2.    USE OF PROCEEDS                                                                      10

Item 6.    Exhibits and Reports on Form 8-K                                                     10

           SIGNATURES                                                                           11

PART I.     FINANCIAL INFORMATION
---------------------------------
ITEM 1.      FINANCIAL STATEMENTS


                            VIROPHARMA INCORPORATED
                         (A Development Stage Company)
                                 Balance Sheets
                      December 31, 1997 and March 31, 1998

                                                                               December 31,            March 31,
                                                                                   1997                  1998
                                                                           -----------------      ----------------
                                ASSETS                                           Audited               Unaudited
                                                                           -----------------      ----------------
Current assets:
  Cash and cash equivalents                                              $         4,204,330             1,624,536
  Short-term investments                                                          39,164,132            36,288,960
  Notes receivable from officers - current                                            33,691                39,205
  Other current assets                                                               461,631               364,000
                                                                           -----------------      ----------------
        Total current assets                                                      43,863,784            38,316,701
Equipment and leasehold improvements, net                                          1,084,720             2,439,816
Construction in progress                                                             860,975                    -
Restricted investment                                                                300,000               300,000
Notes receivable from officers - noncurrent                                           84,102                91,759
Other assets                                                                          81,899                81,899
                                                                           -----------------      ----------------
        Total assets                                                     $        46,275,480            41,230,175
                                                                           =================      ================

                  LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                                   919,970               709,710
  Loan payable - current                                                             100,000               100,000
  Obligation under capital lease - current                                            61,487                63,340
  Deferred revenue                                                                 1,000,000             1,000,000
  Accrued expenses and other current liabilities                                   4,573,299             4,168,871
                                                                           -----------------      ----------------
        Total current liabilities                                                  6,654,756             6,041,921
Loan payable - non-current                                                           416,667               391,667
Obligation under capital lease - noncurrent                                           53,186                36,639
                                                                           -----------------      ----------------
                                                                                   7,124,609             6,470,227
                                                                           -----------------      ----------------

Stockholders' equity:
  Preferred stock, par value $.001 per share.  Authorized 5,000,000 shares at December 31, 1997 and March 31, 1998; none issued or
   outstanding                                                                            -                     -
  Common stock, par value $.002 per share. Authorized 27,000,000 shares at December 31, 1997 and March 31, 1998; issued and outstanding 11,464,106 shares at December 31, 1997 and 11,480,565
   at March 31, 1998                                                                  22,928                22,961
  Additional paid-in capital                                                      61,322,384            61,341,696
  Deferred compensation                                                             (451,721)             (400,565)
  Unrealized gains on available for sale securities                                  276,126               245,046
  Deficit accumulated during the development stage                               (22,018,846)          (26,449,190)
                                                                           -----------------      ----------------
        Total stockholders' equity                                                39,150,871            34,759,948
                                                                           -----------------      ----------------
Commitments
        Total liabilities and stockholders' equity                       $        46,275,480            41,230,175
                                                                           =================      ================
See accompanying notes to financial statements.

                            VIROPHARMA INCORPORATED
                         (A Development Stage Company)

                            Statements of Operations
                                  (unaudited)
               Three months ended March 31, 1997 and 1998 and the
           period from December 5, 1994 (inception) to March 31, 1998


                                                                                                                     Period
                                                                                                                December 5, 1994
                                                                                      Three months ended         (inception) to
                                                                                          March 31,                 March 31,
                                                                                     1997           1998              1998
                                                                                ------------------------------------------------
Revenues:
 License fee and milestone revenue                                              $      750,000          -              2,500,000
 Grant revenue                                                                              -           -                526,894
                                                                                ------------------------------------------------
   Total revenues                                                                      750,000          -              3,026,894
                                                                                ------------------------------------------------

Operating expenses incurred in the
 development stage:
 Research and development                                                            1,908,252   3,817,846            24,447,410
 General and administrative                                                            764,569     933,273             7,030,495
                                                                                ------------------------------------------------
  Total operating expenses                                                           2,672,821   4,751,119            31,477,905
                                                                                ------------------------------------------------
  Loss from operations                                                              (1,922,821) (4,751,119)          (28,451,011)
Interest income, net                                                                   191,407     320,775             2,001,821
                                                                                ------------------------------------------------
  Net loss                                                                      $   (1,731,414) (4,430,344)          (26,449,190)
                                                                                ================================================

Basic and diluted net loss per share:                                                    (0.19)      (0.39)
                                                                                ==========================
Shares used in computing basic and diluted
 net loss per share:                                                                 9,076,986  11,475,328
                                                                                ==========================

See accompanying notes to financial statements.

                            VIROPHARMA INCORPORATED
                         (A Development Stage Company)

                            Statements of Cash Flows
                                  (unaudited)
               Three months ended March 31, 1997 and 1998 and the
           period from December 5, 1994 (inception) to March 31, 1998

                                                                                                                     Period
                                                                                                                December 5, 1994
                                                                                      Three months ended         (inception) to
                                                                                          March 31,                 March 31,
                                                                                     1997           1998              1998
                                                                                ------------------------------------------------
Cash flows from operating activities:
  Net loss                                                                      $ (1,731,414)    (4,430,344)         (26,449,190)
  Adjustments to reconcile net loss to net cash
  used in operating activities:
      Non-cash compensation expense                                                   52,739         51,156              432,521
      Non-cash warrant value                                                           3,984          3,984              129,840
      Non-cash consulting expense                                                         -           6,650               36,700
      Depreciation and amortization expense                                           50,741         91,688              437,988
      Changes in assets and liabilities:
        Other current assets                                                         (22,873)        97,631             (364,000)
        Notes receivable from officers                                                    -         (13,171)            (130,964)
        Other assets                                                                 (34,400)            -               (81,899)
        Accounts payable                                                             (81,418)      (210,260)             709,710
        Accrued expenses and other current liabilities                               621,698       (404,428)           4,168,871
                                                                                ------------------------------------------------
      Net cash used in operating activities                                       (1,140,943)    (4,807,094)         (21,110,423)

Cash flows from investing activities:
  Purchase of equipment                                                             (284,775)      (585,809)          (2,877,805)
  Purchase of short-term investments                                              (4,877,179)    (8,991,647)         (96,454,576)
  Sales of short-term investments                                                         -              -             9,680,414
  Maturities of short-term investments                                             2,620,350     11,835,739           50,430,248
                                                                                ------------------------------------------------
        Net cash (used in) provided by investing activities                       (2,541,604)     2,258,283          (39,221,719)

Cash flows from financing activities:
  Net proceeds from issuance of preferred stock                                           -              -            13,931,243
  Net proceeds from issuance of common stock                                              50          8,711           45,789,664
  Proceeds from deferred revenue                                                          -              -             1,000,000
  Proceeds from loan payable                                                         600,000             -               600,000
  Payment of loan payable                                                                 -         (25,000)            (108,333)
  Proceeds received on notes receivable                                                   -              -                 1,625
  Proceeds from notes payable                                                             -              -               692,500
  Payment of notes payable                                                           (16,667)            -               (50,000)
  Obligation under capital lease                                                      (1,292)       (14,694)              99,979
                                                                                ------------------------------------------------
        Net cash provided by (used in) financing activities                          582,091        (30,983)          61,956,678

Net increase (decrease) in cash and cash equivalents                              (3,100,456)    (2,579,794)           1,624,536
Cash and cash equivalents at beginning of period                                  10,810,310      4,204,330                   -
                                                                                ------------------------------------------------
Cash and cash equivalents at end of period                                      $  7,709,854      1,624,536            1,624,536
                                                                                ================================================

Supplemental disclosure of noncash transactions:
  Conversion of Note Payable to Series A and
    Series B Preferred Stock                                                    $         -              -               642,500
  Conversion of mandatorily redeemable convertible
    preferred stock to common shares                                                      -              -            16,264,199
  Notes issued for 828,750 common shares                                                  -              -                 1,625
  Deferred compensation                                                                   -              -               833,086
  Accretion of redemption value attributable to
    mandatorily redeemable convertible preferred stock                                    -              -             1,616,445
  Unrealized gains (losses) on available for sale securities                          39,946        (31,080)             245,046

See accompanying notes to financial statements.

                            VIROPHARMA INCORPORATED
                         (A Development Stage Company)

                         Notes to Financial Statements

                            March 31, 1997 and 1998
                                  (unaudited)

(1) ORGANIZATION AND BUSINESS ACTIVITIES

ViroPharma Incorporated (a development stage company) (the "Company") commenced operations on December 5, 1994. The Company is a development stage pharmaceutical company engaged in the discovery and development of new antiviral medicines.

The Company is devoting substantially all of its efforts towards conducting drug discovery and development, raising capital, conducting clinical trials, pursuing regulatory approval for products under development, recruiting personnel and building infrastructure. In the course of such activities, the Company has sustained operating losses and expects such losses to continue for the foreseeable future. The Company has not generated any significant revenues or product sales and has not achieved profitable operations or positive cash flow from operations. The Company's deficit accumulated during the development stage aggregated $26,449,190 through March 31, 1998. There is no assurance that profitable operations, if ever achieved, could be sustained on a continuing basis.

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

BASIS OF PRESENTATION

The information at March 31, 1998 and for the three months ended March 31, 1997 and 1998, is unaudited but includes all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary to state fairly the financial information set forth therein in accordance with generally accepted accounting principles. The interim results are not necessarily indicative of results to be expected for the full fiscal year. These financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 1997 included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission.

(2)  COMPREHENSIVE LOSS

In 1998 the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 requires that all items defined as comprehensive income, including changes in the amounts of unrealized gains and losses on available for sale securities, be shown as a component of comprehensive loss. In the Company's annual financial statements, comprehensive loss will be required to be presented either in a separate financial statement or as part of either the statement of operations or statement of stockholders' equity. For interim financial statements, the Company is permitted to disclose the information in the footnotes to the financial statements. The disclosures are required for comparative purposes.
The only comprehensive income item the Company has is unrealized gains and losses on available for sale securities.

The following reconciles net loss to comprehensive loss for the three-months ended March 31, 1997 and 1998:

                                               1997         1998
                                           ------------  -----------

     Net loss                              $(1,731,414)  (4,430,344)

     Other comprehensive income:

          Unrealized gains (losses) on
          available for sale securities         39,946      (31,080)
                                           -----------   ----------

     Comprehensive loss                    $(1,691,468)  (4,461,424)
                                           ===========   ==========

ITEM 2.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This discussion contains forward-looking statements that are not statements of historical facts or statements of current condition. Such forward-looking statements may be identified by, among other things, the use of forward-looking terminology such as "expects," "estimates," "may," "will," or "should" or the negative thereof or other variations of such terminology, or by discussions of strategy or intentions. These forward-looking statements, such as statements regarding present or anticipated scientific progress, development of potential pharmaceutical products, future revenues, capital expenditures, research and development expenditures, collaborations and future financings involve predictions, and are subject to risks and uncertainties. The Company's actual results, performances or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. Factors contributing to such risks and uncertainties that might affect the Company's actual results, performance or achievements include, but are not limited to, those discussed in "Important Factors Regarding Forward-Looking Statements" attached as Exhibit 99 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997 that is filed with the Securities and Exchange Commission. Given these risks and uncertainties, current or prospective investors are cautioned not to place undue reliance on any such forward-looking statements. Furthermore, the Company disclaims any obligation or intent to update any such forward-looking statements to reflect future events or developments.

     Since inception, the Company has devoted substantially all of its resources to its research and product development programs. ViroPharma has generated no revenues from product sales and has been dependent upon funding primarily from equity financing. The Company does not expect any revenues from product sales for at least the next two-year period. The Company has not been profitable since inception and has incurred a cumulative net loss of $26,449,190 through March 31, 1998. Losses have resulted principally from costs incurred in research and development activities and general and administrative expenses. The Company expects to incur additional operating losses over at least the next several years. The Company expects such losses to increase over historical levels, primarily due to expected increases in the Company's research and development expenses, further clinical trials, manufacture of bulk drug substance and clinical development of the Company's most advanced drug candidate, pleconaril, and milestone payments that may be payable under the terms of the Company's Agreement with Sanofi, S.A. in respect of pleconaril. Also, the Company expects to incur expenses related to its pre-market approval marketing and market research activities for pleconaril, its development of a marketing and sales staff and further research and development related to other product candidates. The Company's ability to achieve profitability is dependent on developing and obtaining regulatory approvals for its product candidates, successfully commercializing such product candidates, which may include entering into collaborative agreements for product development and commercialization, and securing contract manufacturing services.

LIQUIDITY AND CAPITAL RESOURCES

     The Company commenced operations in December 1994. The Company is a development stage company and to date has not generated revenues from product sales. The cash flows used in operations are primarily for research and development activities and the supporting general and administrative expenses. Through March 31, 1998, the Company has used approximately $21.2 million in operating activities. The Company invests its cash in short-term investments. Through March 31, 1998, the Company has used approximately $39.1 million in investing activities, including $36.3 million in short-term investments and $2.8 million in equipment purchases and new construction. Through March 31, 1998, the Company has financed its operations primarily through public offerings of common stock, private placements of redeemable preferred stock, a bank loan, equipment lease lines and a milestone advance totaling approximately $62.0 million. At March 31, 1998, the Company had cash and cash equivalents and short-term investments aggregating approximately $37.9 million.

     The Company leases its corporate and research and development facilities under an operating lease expiring in 2008. The Company moved to its current location in March 1998. The annual rent at the new location will be approximately $400,000 higher than historical amounts. The Company also has the right to expand the facility and, under certain circumstances, to purchase the new facility at a purchase price based on a predetermined formula. The Company has financed a substantial portion of its equipment under two master lease agreements and one bank loan. The bank loan is for $600,000, is payable in equal annual installments over 72 months and bears interest at approximately
9%. The Company is required to repay amounts outstanding under the two leases within periods ranging from 32 to 48 months. As of March 31, 1998, outstanding borrowings under these three arrangements are approximately $600,000. The Company is currently negotiating with a bank for a second term loan for $1 million to finance new equipment that has been purchased in 1998. There can be no assurance that the Company will successfully consummate this loan transaction. The Company anticipates that aggregate equipment purchases for the next three quarters will be less than the amount of such purchases in the prior three quarters.

     The Company is required to make a payment to Sanofi, S.A. of either $1.2 million or $2 million upon the earlier of the occurrence of a future milestone, as defined in the Company's agreement with Sanofi, or December 1998. The actual amount of the payment is dependent upon whether or not Sanofi elects to co-develop pleconaril. If Sanofi elects to co-develop pleconaril, the payment will be $2 million. If Sanofi decides not to co-develop pleconaril, the payment would be $1.2 million. If Sanofi chooses to co-develop, Sanofi has agreed to share in all development costs. In March 1998, the Company paid Sanofi $1.2 million. The Company will pay Sanofi an additional $800,000 if Sanofi elects to co-develop pleconaril. The Company expects Sanofi to make its decision regarding co-
development in 1998.   In connection with the Sanofi agreement, the Company is
also required to make certain additional payments, including royalties, as defined, should agreed-upon future milestones be attained. The milestone events contemplate regulatory submissions of new drug applications and regulatory approvals in various jurisdictions. The amount of such additional milestone payments to be paid by the Company to Sanofi, if any, also are based on Sanofi's decision regarding the co-development of pleconaril. There can be no assurance that any such milestones will be attained.

     The Company and SELOC France currently are negotiating the terms of an Addendum to their Development Agreement for the manufacture of validation batches of bulk drug substance and the preparation of certain documentation that will be required in connection with the Company's new drug application for pleconaril. The Company estimates that $1.8 million to $2.0 million may be payable under the Addendum. There is no assurance that the Company will enter into the Addendum. On October 9, 1997, the Company received $1,000,000 from Boehringer Ingelheim Pharmaceuticals, Inc. ("BI") as an advance on a future milestone in connection with a Collaborative Research Agreement (the "Agreement"). Such amount will be creditable against the milestone, if achieved, or would become due and payable two years after termination of the Agreement. The advance bears interest at 8.5% and is evidenced by a convertible promissory note. If amounts due under the note are not paid as described in the note, BI may convert the then outstanding principal balance and accrued interest thereon into shares of the Company's common stock based on the last sale price of such common stock on the date immediately prior to the date on which the Company is notified of BI's intention to convert the promissory note.

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

RESULTS OF OPERATIONS

Quarters ended March 31, 1998 and 1997

     The Company earned and received one milestone payment for $750,000 in the quarter ended March 31, 1997 from BI and no revenues in the quarter ended March 31, 1998. Net interest income increased to $320,775 for the quarter ended March 31, 1998 from $191,407 for the quarter ended March 31, 1997, principally due to larger invested balances provided by the proceeds of a follow-on public offering in July 1997.

     Research and development expenses increased to $3,817,846 for the quarter ended March 31, 1998 from $1,908,252 for the quarter ended March 31, 1997. The increase was principally due to the cost of multiple clinical trials related to pleconaril being conducted in the quarter ended March 31, 1998 compared to one clinical trial related to pleconaril being conducted in the quarter ended March 31, 1997. Also, a greater number of scientists were employed by the Company in discovery research for the Company's RSV pneumonia, influenza and hepatitis C programs during the quarter ended March 31, 1998 when compared to the quarter ended March 31, 1997.

     General and administrative expenses increased to $933,273 for the quarter ended March 31, 1998 from $764,569 for the quarter ended March 31, 1997. The increase was principally due to increased salary expenses and facilities costs related to the Company's move to its current facilities in March 1998.

     The net loss increased to $4,430,344 for the quarter ended March 31, 1998 from $1,731,414 for quarter ended March 31, 1997.

               PART II - OTHER INFORMATION
               ----------------------------



ITEM 2.  Use of Proceeds

          The Company completed its initial public offering in November 1996. The following table sets forth the Company's reasonable estimate of the amount of net proceeds to the Company from such offering used for the categories indicated below through March 31, 1998. As of March 31, 1998 the Company had utilized the entire net proceeds from the initial public offering.

Purchase and installation of machinery and equipment            $1,445,000
--------------------------------------------------------------------------
Repayment of indebtedness                                           70,000
--------------------------------------------------------------------------
Working Capital                                                  4,109,000
--------------------------------------------------------------------------
Clinical Development                                             5,193,000
--------------------------------------------------------------------------
Research & Development                                           5,435,000
--------------------------------------------------------------------------


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  List of Exhibits:

          10.27 Promissory Note of Michael Kelly and Joan C. Kelly, dated February 18, 1998.

          27     Financial Data Schedule

     (b)  Reports on Form 8-K:

          There were no reports on Form 8-K filed during the quarter ended March 31, 1998.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    VIROPHARMA INCORPORATED


Date: May 12, 1998          By:  /s/  Claude H. Nash
                                --------------------------------------
                                Claude H. Nash
                                President, Chief Executive Officer and
                                Chairman of the Board of Directors
                                (Principal Executive Officer)


                            By:  /s/  Vincent J. Milano
                                ----------------------------------
                                Vincent J. Milano
                                Vice President, Chief Financial Officer and
                                Treasurer
                                (Principal Financial and Accounting Officer)

                            EXHIBIT INDEX
-----------------------------------------

Exhibit                         Description

10.27                           Promissory Note of Michael Kelly and Joan C.
                                Kelly, dated February 18, 1998

27                              Financial Data Schedule