Form 10-Q
period 1998-06-30
VIROPHARMA INC
filed 1998-08-12
CIK 946840

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q




        [ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

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

Number of shares outstanding of the issuer's Common Stock, par value $.002 per share, as of August 12, 1998: 11,485,483 shares.

                            VIROPHARMA INCORPORATED

                                     INDEX


PART I.   FINANCIAL INFORMATION
                                                                        Page
                                                                     ----------
Item 1.  Financial Statements:

  Balance Sheets at December 31, 1997 and June 30, 1998                  3


  Statements of Operations for the three months ended June 30, 1997 and 1998, the six months ended June 30, 1997 and 1998, and the
   period from December 5, 1994 (inception) to June 30, 1998             4


  Statements of Cash Flows for the six months ended June 30, 1997 and 1998 and the period from December 5, 1994 (inception)
   to June 30, 1998                                                      5

  Notes to Financial Statements                                          6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION     7
         AND RESULTS OF OPERATIONS.


PART II.   OTHER INFORMATION                                            10

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                               10

         SIGNATURES                                                     11

PART I.     FINANCIAL INFORMATION
---------------------------------

ITEM 1.      FINANCIAL STATEMENTS

                            ViroPharma Incorporated
                         (A Development Stage Company)
                                 Balance Sheets
                      December 31, 1997 and June 30, 1998

                                                                               December 31,            June 30,
                                                                                   1997                  1998
                                                                           -----------------      ----------------
                                ASSETS                                           Audited               Unaudited
                                                                           -----------------      ----------------
Current assets:
  Cash and cash equivalents                                                $  4,204,330             1,104,230
  Short-term investments                                                     39,164,132            31,410,391
  Notes receivable from officers - current                                       33,691                39,205
  Other current assets                                                          461,631               706,129
                                                                           -----------------      ----------------
        Total current assets                                                 43,863,784            33,259,955
Equipment and leasehold improvements, net                                     1,084,720             2,412,124
Construction in progress                                                        860,975                  -
Restricted investment                                                           300,000               300,000
Notes receivable from officers - noncurrent                                      84,102                81,958
Other assets                                                                     81,899                81,899
                                                                           -----------------      ----------------
        Total assets                                                       $ 46,275,480            36,135,936
                                                                           =================      ================

                     LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                              919,970               852,384
  Loan payable - current                                                        100,000               100,000
  Obligation under capital lease - current                                       61,487                59,119
  Deferred revenue                                                            1,000,000             1,000,000
  Accrued expenses and other current liabilities                              4,573,299             4,693,877
                                                                           -----------------      ----------------
        Total current liabilities                                             6,654,756             6,705,380
Loan payable - non-current                                                      416,667               366,667
Obligation under capital lease - noncurrent                                      53,186                25,724
                                                                           -----------------      ----------------
                                                                              7,124,609             7,097,771
                                                                           -----------------      ----------------

Stockholders' equity:
  Preferred stock, par value $.001 per share.  Authorized 5,000,000 shares at December 31, 1997 and June 30, 1998; none issued or
       outstanding                                                                 -                     -
  Common stock, par value $.002 per share. Authorized 27,000,000 shares at December 31, 1997 and June 30, 1998; issued and
   outstanding 11,464,106 shares at December 31, 1997 and 11,484,909
   shares at June 30, 1998                                                       22,928                22,970
  Additional paid-in capital                                                 61,322,384            61,355,432
  Deferred compensation                                                        (451,721)             (349,446)
  Unrealized gains on available for sale securities                             276,126                90,263
  Deficit accumulated during the development stage                          (22,018,846)          (32,081,054)
                                                                           -----------------      ----------------
        Total stockholders' equity                                           39,150,871            29,038,165
                                                                           -----------------      ----------------
Commitments
        Total liabilities and stockholders' equity                         $ 46,275,480            36,135,936
                                                                           =================      ================
See accompanying notes to financial statements.

                            VIROPHARMA INCORPORATED
                         (A Development Stage Company)

                            Statements of Operations
                                  (unaudited)
                   Three months ended June 30, 1997 and 1998,
              the six months ended June 30, 1997 and 1998, and the
           period from December 5, 1994 (inception) to June 30, 1998

                                                                                                                      Period
                                                                                                                    December 5,
                                                                                                                       1994
                                                 Three months ended                    Six months ended            (inception) to
                                                     June 30,                             June 30,                   June 30,
                                              1997               1998              1997               1998             1998
                                     -------------------------------------------------------------------------------------------

Revenues:
  License fee and milestones revenue          $         -        750,000          $   750,000         750,000          3,250,000
  Grant revenue                                         -              -                    -               -            526,894
                                     -------------------------------------------------------------------------------------------
      Total revenues                                    -        750,000              750,000         750,000          3,776,894
                                     -------------------------------------------------------------------------------------------
Operating expenses incurred in the
  development stage:
    Research and development                    2,640,585      5,819,081            4,548,837       9,636,927         30,266,491
    General and administrative                    785,951        945,372            1,550,519       1,878,645          7,975,867
                                     -------------------------------------------------------------------------------------------
      Total operating expenses                  3,426,536      6,764,453            6,099,356      11,515,572         38,242,358
                                     -------------------------------------------------------------------------------------------
      Loss from operations                     (3,426,536)    (6,014,453)          (5,349,356)    (10,765,572)       (34,465,464)
Interest income, net                              263,678        382,589              455,084         703,364          2,384,410
                                     -------------------------------------------------------------------------------------------
      Net loss                                $(3,162,858)    (5,631,864)         $(4,894,272)    (10,062,208)       (32,081,054)
                                     ===========================================================================================

Basic and diluted net loss per share:               (0.35)         (0.49)               (0.54)          (0.88)
                                     ========================================================================

Shares used in computing basic and diluted
  net loss per share:                           9,083,428     11,481,927            9,080,238      11,478,646
                                     ========================================================================

See accompanying notes to financial statements.

                            VIROPHARMA INCORPORATED
                         (A Development Stage Company)

                            Statements of Cash Flows
                                  (unaudited)
                Six months ended June 30, 1997 and 1998 and the
           period from December 5, 1994 (inception) to June 30, 1998

                                                                                                                       Period
                                                                                                                  December 5, 1994
                                                                                        Six months ended           (inception) to
                                                                                            June 30,                  June 30,
                                                                                      1997            1998              1998
                                                                                --------------------------------------------------
Cash flows from operating activities:
  Net loss                                                                      $  (4,894,272)    (10,062,208)         (32,081,054)
  Adjustments to reconcile net loss to net cash
  used in operating activities:
      Non-cash compensation expense                                                   107,791         102,275              483,640
      Non-cash warrant value                                                            7,968           7,968              133,824
      Non-cash consulting expense                                                         -             6,650               36,700
      Depreciation and amortization expense                                           109,784         191,347              537,647
      Changes in assets and liabilities:
        Other current assets                                                          (60,597)       (244,498)            (706,129)
        Notes receivable from officers                                                    -            (3,370)            (121,163)
        Other assets                                                                 (112,480)            -                (81,899)
        Accounts payable                                                              (15,563)        (67,586)             852,384
        Accrued expenses and other current liabilities                              1,862,150         120,578            4,693,877
                                                                                --------------------------------------------------
      Net cash used in operating activities                                        (2,995,219)     (9,948,844)         (26,252,173)

Cash flows from investing activities:
  Purchase of equipment                                                              (334,025)       (657,776)          (2,949,772)
  Purchase of short-term investments                                              (11,834,797)    (16,045,675)        (103,508,604)
  Sales of short-term investments                                                   1,279,134             -              9,680,414
  Maturities of short-term investments                                              6,557,243      23,613,553           62,208,062
                                                                                --------------------------------------------------
        Net cash (used in) provided by investing activities                        (4,332,445)      6,910,102          (34,569,900)

Cash flows from financing activities:
  Net proceeds from issuance of preferred stock                                           -               -             13,931,243
  Net proceeds from issuance of common stock                                               50          18,472           45,799,425
  Proceeds from deferred revenue                                                          -               -              1,000,000
  Proceeds from loan payable                                                          600,000             -                600,000
  Payment of loan payable                                                                 -           (50,000)            (133,333)
  Proceeds received on notes receivable                                                   -               -                  1,625
  Proceeds from notes payable                                                             -               -                692,500
  Payment of notes payable                                                            (41,667)            -                (50,000)
  Obligation under capital lease                                                      (14,736)        (29,830)              84,843
                                                                                --------------------------------------------------
        Net cash provided by (used in) financing activities                           543,647         (61,358)          61,926,303

Net increase (decrease) in cash and cash equivalents                               (6,784,017)     (3,100,100)           1,104,230
Cash and cash equivalents at beginning of period                                   10,810,310       4,204,330                -
                                                                                --------------------------------------------------
Cash and cash equivalents at end of period                                      $   4,026,293       1,104,230            1,104,230
                                                                                ==================================================

Supplemental disclosure of noncash transactions:
  Conversion of Note Payable to Series A and
    Series B Preferred Stock                                                    $         -               -                642,500
  Conversion of mandatorily redeemable convertible
    preferred stock to common shares                                                      -               -             16,264,199
  Notes issued for 828,750 common shares                                                  -               -                  1,625
  Deferred compensation                                                                   -               -                833,086
  Accretion of redemption value attributable to
    mandatorily redeemable convertible preferred stock                                    -               -              1,616,445
  Unrealized gains (losses) on available for sale securities                           84,173        (185,863)              90,263

See accompanying notes to financial statements.

                            VIROPHARMA INCORPORATED
                         (A Development Stage Company)

                         Notes to Financial Statements

                             June 30, 1997 and 1998
                                  (unaudited)

(1) ORGANIZATION AND BUSINESS ACTIVITIES

ViroPharma Incorporated (a development stage company) (the "Company") commenced operations on December 5, 1994. The Company is a development stage pharmaceutical company engaged in the discovery and development of new antiviral medicines.

The Company is devoting substantially all of its efforts towards conducting drug discovery, raising capital, conducting clinical trials, manufacturing bulk drug substance and drug product, pursuing regulatory approval for products under development, marketing and market research activities and building infrastructure. In the course of such activities, the Company has sustained operating losses and expects such losses to continue for the foreseeable future. The Company has not generated any significant revenues or product sales and has not achieved profitable operations or positive cash flow from operations. The Company's deficit accumulated during the development stage aggregated $32,081,054 through June 30, 1998. There is no assurance that profitable operations, if ever achieved, could be sustained on a continuing basis.

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

BASIS OF PRESENTATION

The information at June 30, 1998 and for the six months ended June 30, 1997 and 1998, is unaudited but includes all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary to state fairly the financial information set forth therein in accordance with generally accepted accounting principles. The interim results are not necessarily indicative of results to be expected for the full fiscal year. These financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 1997 included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission.

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

The following reconciles net loss to comprehensive loss for the quarter and six-month period ended June 30, 1997 and 1998:



                                         Quarter ended             Six-month period ended
                                           June 30,                     June 30,
                                     1997          1998            1997          1998
                                    --------      ------          ------        ------
Net loss                         $(3,162,858)   (5,631,864)     (4,894,272)   (10,062,208)
Other comprehensive income:
  Unrealized gains (losses) on
  available for sale securities       44,228      (154,783)         84,173       (185,863)
                                 -----------   -----------     -----------   ------------
Comprehensive loss               $(3,118,630)   (5,786,647)     (4,810,099)   (10,248,071)
                                 ===========   ===========     ===========   ============

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

     Since inception, the Company has devoted substantially all of its resources to its research and product development programs. The Company has generated no revenues from product sales and has been dependent upon funding primarily from equity financing. The Company does not expect any revenues from product sales for at least the next two-year period. The Company has not been profitable since inception and has incurred a cumulative net loss of $ 32,081,054 through June 30, 1998. Losses have resulted principally from costs incurred in research and development activities and general and administrative expenses. The Company expects to incur additional operating losses over at least the next several years. The Company expects such losses to increase over historical levels, primarily due to expected increases in the Company's research and development expenses for the manufacture of bulk drug substance and drug product, and for further clinical development of the Company's most advanced drug candidate, pleconaril (including milestone payments that may be payable, and any significant additional studies for approval in the European Union, if any are required, under the terms of the Company's agreement with Sanofi, S.A.). Also, the Company expects to incur expenses related to its marketing and market research activities for pleconaril, its development of a marketing and sales staff and further research and development related to other product candidates. The Company's ability to achieve profitability is dependent on developing and obtaining regulatory approvals for its product candidates, successfully commercializing such product candidates, which may include entering into collaborative agreements for product development and commercialization, and securing contract manufacturing services.

LIQUIDITY AND CAPITAL RESOURCES

     The Company commenced operations in December 1994. The Company is a development stage company and to date has not generated revenues from product sales. The cash flows used in operations are primarily for research and development activities and the supporting general and administrative expenses. Through June 30, 1998, the Company has used approximately $ 26.2 million in operating activities. The Company invests its cash in short-term investments. Through June 30, 1998, the Company has used approximately $ 34.6 million in
investing activities, including $ 31.6    million in short-term investments and
$ 2.9 million in equipment purchases and new construction. Through June 30, 1998, the Company has financed its operations primarily through public offerings of common stock, private placements of redeemable preferred stock, a bank loan, equipment lease lines and a milestone advance totaling approximately $61.9 million. At June 30, 1998, the Company had cash and cash equivalents and short-term investments aggregating approximately $ 32.5 million.

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

The Company is required to repay amounts outstanding under the two leases within periods ranging from 32 to 48 months. As of June 30, 1998, outstanding borrowings under these three arrangements are approximately $550,000. The Company is currently negotiating with a bank for a second term loan for $700,000 to finance new equipment purchased in 1998. There can be no assurance that the Company will successfully consummate this loan transaction. The Company anticipates that aggregate equipment purchases for the next two quarters will be less than the amount of such purchases in the prior two quarters.

     Under the Company's agreement with Sanofi S.A. ("Sanofi"), the Company was required to make a milestone payment of either $1.2 million or $2 million, depending on whether or not Sanofi elected to participate in the development of pleconaril. During 1997, the Company deemed it probable that Sanofi would elect to participate in the development of pleconaril and accordingly, at December 31,
1997, had accrued $2 million.    In March 1998, the Company paid Sanofi $1.2
million, the minimum milestone payment that ultimately would be due. In June 1998, Sanofi chose to have the Company be solely responsible for all development and development costs of pleconaril. As a result of this decision by Sanofi, the Company will receive a higher royalty on sales of pleconaril by Sanofi outside of the United States and Canada, and Sanofi will reimburse the Company $400,000 for a license fee previously paid by the Company. Accordingly, the Company reduced the milestone payable to Sanofi by $800,000 and recorded the $400,000 reimbursement of the previously paid license fee. These amounts were recorded as a reduction of research and development expenses. Also, the Company is required to make certain additional payments to Sanofi, including royalties, as defined, should agreed-upon future milestones be attained. The milestone events contemplate regulatory submissions of new drug applications and regulatory approvals in various jurisdictions. There can be no assurance that any such milestones will be attained.

     The Company and SELOC France entered into an Addendum to their Development Agreement for the manufacture of validation batches of bulk drug substance and the preparation of certain documentation that will be required in connection with the Company's new drug application for pleconaril. The Company estimates that $1.9 million will be payable under the Addendum over the next twelve months.

     On October 9, 1997, the Company received $1,000,000 from Boehringer Ingelheim Pharmaceuticals, Inc. ("BI") as an advance on a future milestone in connection with a Collaborative Research Agreement (the "Agreement"). Such amount will be creditable against the milestone, if achieved, or would become due and payable two years after termination or expiration of the Agreement. The advance bears interest at 8.5% and is evidenced by a convertible promissory note. If amounts due under the note are not paid as described in the note, BI may convert the then outstanding principal balance and accrued interest thereon into shares of the Company's common stock based on the last sale price of such common stock on the date immediately prior to the date on which the Company is notified of BI's intention to convert the promissory note. Unless extended by the parties, the Agreement will expire in August 1998.

     The Company has incurred losses from its operations since inception. The Company expects to incur additional operating losses over at least the next several years. The Company expects such losses to increase over historical levels, primarily due to expected increases in the Company's research and development expenses for the manufacture of bulk drug substance and drug product, and for further clinical development of the Company's most advanced drug candidate, pleconaril (including milestone payments that may be payable, and any significant additional studies for approval in the European Union, if any are required, under the terms of the Company's agreement with Sanofi).
Also, the Company expects to incur expenses related to its marketing and market research activities for pleconaril, its development of a marketing and sales staff and further research and development related to other product candidates. The Company has suspended its hand-foot-and-mouth clinical trial to reevaluate the entrance criteria used for such trial and to focus its resources on clinical trials for other disease indications, including pediatric and adult viral meningitis, viral respiratory infection and rhinovirus in asthmatics. The Company does not expect the suspension of the hand-foot-and-mouth trial to have a material impact on research and development expenses. The Company will require additional financing for operations and expansion of its facilities prior to achieving positive cash flows from its commercial activities. The Company expects that it will need additional financing to complete all clinical studies for pleconaril, for the development and required testing of the Company's other product candidates, and to develop its marketing and sales staffs. To obtain this financing, the Company expects to access the public or private equity markets or enter into additional arrangements with corporate collaborators. To the extent the Company raises additional capital by issuing equity securities, ownership dilution to existing stockholders may result. There can be no assurance, however, that additional financing will be available on acceptable terms from any source.

RESULTS OF OPERATIONS

Quarters ended June 30, 1998 and 1997

     The Company earned and received one milestone payment for $750,000 in the quarter ended June 30, 1998 from BI and no revenues in the quarter ended June 30, 1997. Net interest income increased to $382,589 for the quarter ended June 30, 1998 from $263,678 for the quarter ended June 30, 1997, principally due to larger invested balances provided by the proceeds of a follow-on public offering in July 1997.

     Research and development expenses increased to $5,819,081 for the quarter ended June 30, 1998 from $2,640,585 for the quarter ended June 30, 1997. The increase was principally due to the cost of ongoing multiple clinical trials related to pleconaril being conducted in the quarter ended June 30, 1998 compared to the cost of completing one clinical trial related to pleconaril in the quarter ended June 30, 1997. The Company recorded $1,200,000 as a reduction to research and development expenses in the quarter ended June 30, 1998 for the adjustment to the Sanofi milestone payable and the reimbursement due from Sanofi for a previously paid license fee. Such amounts were recorded as research and development expenses in prior periods. Also, the Company had more scientists conducting discovery research in the quarter ended June 30, 1998 compared to the quarter ended June 30, 1997 in the area of advancement of drug candidates for the Company's RSV pneumonia, influenza, and hepatitis C programs. In addition, the Company incurred increased expenses for pre-clinical activities for the RSV pneumonia discovery research program in the quarter ended June 30, 1998 versus the quarter ended June 30, 1997.

     General and administrative expenses increased to $945,372 for the quarter ended June 30, 1998 from $785,951 for the quarter ended June 30, 1997. The increase was principally due to increased salary expenses and facilities costs related to the Company's move to its current facilities in March 1998.

     The net loss increased to $5,631,864 for the quarter ended June 30, 1998 from $3,162,858 for the quarter ended June 30, 1997.

Six-months ended June 30, 1998 and 1997

     The Company earned and received one milestone payment for $750,000 from BI in each of the six-month periods ended June 30, 1998 and 1997. Net interest income increased to $703,364 for the six-month period ended June 30, 1998 from $455,084 for the six-month period ended June 30, 1997, principally due to larger invested balances provided by the proceeds of a follow-on public offering in July 1997.

     Research and development expenses increased to $9,636,927 for the six-month period ended June 30, 1998 from $4,548,837 for the six-month period ended June 30, 1997. The increase was principally due to the cost of ongoing multiple clinical trials related to pleconaril being conducted in the six-month period ended June 30, 1998 compared to the cost of completing one clinical trial related to pleconaril in the six-month period ended June 30, 1997. The Company recorded $1,200,000 as a reduction to research and development expenses in the six-month period ended June 30, 1998 for the adjustment to the Sanofi milestone payable and the reimbursement due from Sanofi for a previously paid license fee. Such amounts were recorded as research and development expenses in prior periods. Also, the Company had more scientists conducting discovery research in the six-month period ended June 30, 1998 compared to the six-month period ended June 30, 1997 in the area of advancement of drug candidates for the Company's RSV pneumonia, influenza, and hepatitis C programs. In addition, the Company incurred increased expenses for pre-clinical activities for the RSV pneumonia discovery research program in the six-month period ended June 30, 1998 versus the six-month period ended June 30, 1997.

     General and administrative expenses increased to $1,878,645 for the six-month period ended June 30, 1998 from $1,550,519 for the six-month period ended June 30, 1997. The increase is principally due to increased salary expenses and facilities costs related to the Company's move to its current facilities in March 1998.

     The net loss increased to $10,062,208 for the six-month period ended June 30, 1998 from $4,894,272 for the six-month period ended June 30, 1997.

                    PART II - OTHER INFORMATION
                    ----------------------------



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     On May 21, 1998, the Company held its annual stockholders meeting (the "Meeting"). In connection with the Meeting, the Company solicited proxies for the election of Ms. Ann Lamont as a director of the Company, and to approve the amendment and restatement of the Company's 1995 Stock Option Plan. The record date for determining the stockholders entitled to receive notice of, and vote at, the Meeting was April 10, 1998 (the "Record Date"). The Company had 11,480,820 shares of its Common Stock outstanding as of the Record Date, of which 9,222,789 were represented at the Meeting by proxy. Such shares were voted at the Meeting in respect of the election of Ms. Lamont to the Company's board of directors, and the approval of the amendment and restatement of the Company's 1995 Stock Option Plan, as follows:

                                                    Number of Votes
                                                                                   BROKER
                                           FOR     AGAINST    WITHHELD   ABSTAIN  NON-VOTES
Election of Ms. Lamont to the Board:    9,221,389               1,400

Approval of Amendment and               6,245,337  2,491,283                9,300    476,869
Restatement of 1995 Stock
Option Plan

Frank Baldino, David Glaser, Claude Nash and David Williams each continued his term of office as a director after the meeting.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  List of Exhibits:

          10.28 Addendum to Development Agreement dated as of March 1, 1998 between the Company and SELOC France.

          27     Financial Data Schedule

     (b)  Reports on Form 8-K:

          There were no reports on Form 8-K filed during the quarter ended June 30, 1998.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    VIROPHARMA INCORPORATED


Date: August 12, 1998               By: /s/  Claude H. Nash
                                       ---------------------------------------
                                       Claude H. Nash
                                       President, Chief Executive Officer and
                                       Chairman of the Board of Directors
                                       (Principal Executive Officer)


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

                                   EXHIBIT INDEX
                                   -------------

Exhibit      Description

10.28 Addendum to Development Agreement dated as of March 1, 1998 between the Company and SELOC France.

27           Financial Data Schedule