Form 10-Q
period 1998-09-30
VIROPHARMA INC
filed 1998-11-13
CIK 946840

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                   FORM 10-Q




        [ X ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

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

                                 610-458-7300
             (Registrant's Telephone Number, Including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirement for the past 90 days:     Yes     X             NO
                                          ---------            ---------

Number of shares outstanding of the issuer's Common Stock, par value $.002 per share, as of November 12, 1998: 11,485,783 shares.

                            VIROPHARMA INCORPORATED

                                     INDEX


PART I.   FINANCIAL INFORMATION



                                                                                              Page
                                                                                           ----------
ITEM 1.  FINANCIAL STATEMENTS:
  Balance Sheets at December 31, 1997 and September 30, 1998                                    3


  Statements of Operations for the three months ended September 30, 1997 and 1998,              4
   the nine months ended September 30, 1997 and 1998, and the period from
   December 5, 1994 (inception) to September 30, 1998


  Statements of Cash Flows for the nine months ended September 30, 1997 and 1998 and            5
   the period from December 5, 1994 (inception)  to September 30, 1998

  Notes to Financial Statements                                                                 6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND                        8
         RESULTS OF OPERATIONS.


PART II.   OTHER INFORMATION


ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K                                                     11

                SIGNATURES                                                                      12

PART I.     FINANCIAL INFORMATION
---------------------------------

ITEM 1.      FINANCIAL STATEMENTS

                            VIROPHARMA INCORPORATED
                         (A Development Stage Company)
                                Balance Sheets
                   December 31, 1997 and September 30, 1998


                                                                                December 31,          September 30,
                                                                                   1997                  1998
                                                                           -----------------     ------------------
                                ASSETS                                           Audited               Unaudited
                                                                           -----------------     ------------------
Current assets:
  Cash and cash equivalents                                              $         4,204,330                345,408
  Short-term investments                                                          39,164,132             27,014,620
  Notes receivable from officers - current                                            33,691                 39,205
  Other current assets                                                               461,631                275,308
                                                                           -----------------     ------------------
        Total current assets                                                      43,863,784             27,674,541
Equipment and leasehold improvements, net                                          1,084,720              2,471,664
Construction in progress                                                             860,975                      -
Restricted investment                                                                300,000                300,000
Notes receivable from officers - noncurrent                                           84,102                 72,157
Other assets                                                                          81,899                 81,899
                                                                           -----------------     ------------------
        Total assets                                                     $        46,275,480             30,600,261
                                                                           =================     ==================

               LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                                   919,970                895,366
  Loan payable - current                                                             100,000                100,000
  Obligation under capital lease - current                                            61,487                 54,799
  Deferred revenue                                                                 1,000,000                      -
  Accrued expenses and other current liabilities                                   4,573,299              5,608,675
                                                                           -----------------     ------------------
        Total current liabilities                                                  6,654,756              6,658,840
Loans payable - non-current                                                          416,667              1,426,667
Obligation under capital lease - non-current                                          53,186                 14,450
                                                                           -----------------     ------------------
                                                                                   7,124,609              8,099,957
                                                                           -----------------     ------------------

Stockholders' equity:
  Preferred stock, par value $.001 per share.  Authorized 5,000,000 shares at December 31, 1997 and September 30, 1998; none issued
      or outstanding                                                                       -                      -
  Common stock, par value $.002 per share. Authorized 27,000,000 shares at December 31, 1997 and September 30, 1998; issued and outstanding 11,464,106 shares at December 31, 1997 and 11,485,783
   shares at September 30, 1998                                                       22,928                 22,972
  Additional paid-in capital                                                      61,322,384             61,366,069
  Deferred compensation                                                             (451,721)              (298,326)
  Unrealized gains on available for sale securities                                  276,126                164,221
  Deficit accumulated during the development stage                               (22,018,846)           (38,754,632)
                                                                           -----------------     ------------------
        Total stockholders' equity                                                39,150,871             22,500,304
                                                                           -----------------     ------------------
Commitments
        Total liabilities and stockholders' equity                       $        46,275,480             30,600,261
                                                                           =================     ==================
See accompanying notes to financial statements.

                            VIROPHARMA INCORPORATED
                         (A Development Stage Company)

                            Statements of Operations
                                  (unaudited)
                Three months ended September 30, 1997 and 1998,
           the nine months ended September 30, 1997 and 1998, and the period from December 5, 1994 (inception) to September 30, 1998

                                                                                                             Period from
                                                                                                              December 5,
                                                                                                                 1994
                                                 Three months ended               Nine months ended          (inception) to
                                                   September 30,                    September 30,             September 30,
                                                1997          1998               1997          1998              1998
                                          -------------- ---------------   ------------- ----------------  ----------------
Revenues:
  License fee and milestones revenue       $  750,000       750,000        $1,500,000       1,500,000          4,000,000
  Grant revenue                                     -             -                 -               -            526,894
                                          -------------- ---------------  -------------- ---------------   ----------------
      Total revenues                          750,000       750,000         1,500,000       1,500,000          4,526,894
                                          -------------- ---------------  -------------- ---------------   ----------------

Operating expenses incurred in the
  development stage:
    Research and development                3,980,665     6,607,790         8,529,500      16,244,718         36,874,282
    General and administrative                814,127     1,233,859         2,364,649       3,112,502          9,209,724
                                          -------------- ---------------  -------------- ---------------   ----------------
      Total operating expenses              4,794,792     7,841,649        10,894,149      19,357,220         46,084,006
                                          -------------- ---------------  -------------- ---------------   ----------------
      Loss from operations                 (4,044,792)   (7,091,649)       (9,394,149)    (17,857,220)       (41,557,112)
Interest income, net                          378,845       418,069           833,929       1,121,434          2,802,480
                                          -------------- ---------------  -------------- ---------------   ----------------
      Net loss                             $ (3,665,947) (6,673,580)       $ (8,560,220)  (16,735,786)       (38,754,632)
                                          ============== ===============  ============== ===============   ================


Basic and diluted net loss per share:           (0.34)        (0.58)            (0.89)          (1.46)
                                          ============== ===============  ============== ===============

Shares used in computing basic and diluted
  net loss per share:                      10,750,361    11,485,589         9,636,680      11,480,986
                                          ============== ===============  ============== ===============

See accompanying notes to financial statements.

                            VIROPHARMA INCORPORATED
                         (A Development Stage Company)

                           Statements of Cash Flows
                                  (unaudited)
             Nine months ended September 30, 1997 and 1998 and the
        period from December 5, 1994 (inception) to September 30, 1998

                                                                                                      Period from
                                                                                                    December 5, 1994
                                                                         Nine months ended           (inception) to
                                                                           September 30,              September 30,
                                                                        1997            1998              1998
                                                                  --------------------------------------------------
Cash flows from operating activities:
  Net loss                                                        $  (8,560,220)    (16,735,786)         (38,754,632)
  Adjustments to reconcile net loss to net cash
  used in operating activities:
      Non-cash compensation expense                                     166,824         153,395              534,760
      Non-cash warrant value                                             11,952          11,952              137,808
      Non-cash consulting expense                                             -          12,065               42,115
      Depreciation and amortization expense                             183,649         305,517              651,817
      Changes in assets and liabilities:
        Other current assets                                           (253,153)        186,323             (275,308)
        Notes receivable from officers                                        -           6,431             (111,362)
        Other assets                                                   (138,424)              -              (81,899)
        Accounts payable                                                229,475         (24,604)             895,366
        Accrued expenses and other current liabilities                3,341,191       1,120,376            5,693,675
                                                                  --------------- ------------------ ---------------
      Net cash used in operating activities                          (5,018,706)    (14,964,331)         (31,267,660)

Cash flows from investing activities:
  Purchase of equipment                                                (510,245)       (831,486)          (3,123,482)
  Construction in progress                                             (834,760)              -                    -
  Purchase of short-term investments                                (45,000,027)    (24,008,371)        (111,471,300)
  Sales of short-term investments                                     1,708,140               -            9,680,414
  Maturities of short-term investments                               15,217,987      36,045,978           74,640,487
                                                                  --------------- ------------------ ---------------
        Net cash (used in) provided by investing activities         (29,418,905)     11,206,121          (30,273,881)

Cash flows from financing activities:
  Net proceeds from issuance of preferred stock                               -               -           13,931,243
  Net proceeds from issuance of common stock                         29,727,816          19,712           45,800,665
  Proceeds from deferred revenue                                              -               -            1,000,000
  Proceeds from loan payable                                            600,000               -              600,000
  Payment of loan payable                                                     -         (75,000)            (158,333)
  Proceeds received on notes receivable                                       -               -                1,625
  Proceeds from notes payable                                                 -               -              692,500
  Payment of notes payable                                              (66,667)              -              (50,000)
  Obligation under capital lease                                        (28,583)        (45,424)              69,249
                                                                  --------------- ------------------ ---------------
        Net cash provided by (used in) financing activities          30,232,566        (100,712)          61,886,949

Net increase (decrease) in cash and cash equivalents                 (4,205,045)     (3,858,922)             345,408
Cash and cash equivalents at beginning of period                     10,810,310       4,204,330                    -
                                                                  --------------- ------------------ ---------------
Cash and cash equivalents at end of period                        $   6,605,265         345,408              345,408
                                                                  =============== ================== ===============

Supplemental disclosure of noncash transactions:
  Conversion of Note Payable to Series A and
    Series B Preferred Stock                                      $           -               -              642,500
  Conversion of mandatorily redeemable convertible
    preferred stock to common shares                                          -               -           16,264,199
  Notes issued for 828,750 common shares                                      -               -                1,625
  Deferred compensation                                                       -               -              833,086
  Accretion of redemption value attributable to
    mandatorily redeemable convertible preferred stock                        -               -            1,616,445
  Unrealized gains (losses) on available for sale securities            128,598        (111,905)             164,221

See accompanying notes to financial statements.

                            VIROPHARMA INCORPORATED
                         (A Development Stage Company)

                         Notes to Financial Statements

                          September 30, 1997 and 1998
                                  (unaudited)

(1) ORGANIZATION AND BUSINESS ACTIVITIES

ViroPharma Incorporated (a development stage company) (the "Company") commenced operations on December 5, 1994. The Company is a development stage pharmaceutical company engaged in the discovery and development of new antiviral medicines.

The Company is devoting substantially all of its efforts towards conducting drug discovery, raising capital, conducting clinical trials, manufacturing bulk drug substance and drug product, pursuing regulatory approval for products under development, marketing and market research activities and building infrastructure. In the course of such activities, the Company has sustained operating losses and expects such losses to continue for the foreseeable future. The Company has not generated any significant revenues or product sales and has not achieved profitable operations or positive cash flow from operations. The Company's deficit accumulated during the development stage aggregated $38,754,632 through September 30, 1998. There is no assurance that profitable operations, if ever achieved, could be sustained on a continuing basis.

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

BASIS OF PRESENTATION

The information at September 30, 1998 and for the nine months ended September 30, 1997 and 1998, is unaudited but includes all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary to state fairly the financial information set forth therein in accordance with generally accepted accounting principles. The interim results are not necessarily indicative of results to be expected for the full fiscal year.
These financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 1997 included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission. Certain amounts from the prior year have been reclassified to conform to the current year presentation.

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

The following reconciles net loss to comprehensive loss for the quarter and nine-month periods ended September 30, 1997 and 1998:

                                             Quarter ended                   Nine-month period ended
                                             September 30,                        September 30,
                                         1997              1998              1997             1998
                                  ----------------   ----------------  ----------------  ----------------
Net loss                           $ (3,665,947)      (6,673,580)       (8,560,220)        (16,735,786)

Other comprehensive income:
     Unrealized gains (losses) on
     available for sale securities       44,425           73,958           128,598            (111,905)
                                  ----------------   ----------------  ----------------  ----------------

Comprehensive loss                 $ (3,621,522)      (6,599,622)       (8,431,622)        (16,847,691)
                                   ===============   ================  ===============   ===============


                            VIROPHARMA INCORPORATED
                         (A Development Stage Company)

                         Notes to Financial Statements

                          September 30, 1997 and 1998
                                  (unaudited)


(3)  STOCKHOLDERS RIGHTS PLAN

   The Company adopted a Stockholders' Rights Plan (the "Plan") in September 1998. In connection with the Plan, the Company designated from its Preferred Stock, par value $.001 per share, the Series A Junior Participating Preferred Shares, par value $.001 per share (the "Series A Preferred Shares"), and reserved 200,000 Series A Preferred Shares for issuance under the Plan.

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

     Since inception, the Company has devoted substantially all of its resources to its research and product development programs. The Company has generated no revenues from product sales and has been dependent upon funding primarily from equity financing. The Company does not expect any revenues from product sales for at least the next two-year period. The Company has not been profitable since inception and has incurred a cumulative net loss of $ 38,754,632 through September 30, 1998. Losses have resulted principally from costs incurred in research and development activities and general and administrative expenses.
The Company expects to incur additional operating losses over at least the next several years. The Company expects such losses to increase over historical levels, primarily due to expected increases in the Company's research and development expenses for the manufacture of bulk drug substance and drug product, and for further clinical development of the Company's most advanced drug candidate, pleconaril (including milestone payments that may be payable, and any significant additional studies for approval in the European Union, if any are required, under the terms of the Company's agreement with Sanofi, S.A.). Also, the Company expects to incur expenses related to its marketing and market research activities for pleconaril, its development of a marketing and sales staff and further research and development related to other product candidates. The Company's ability to achieve profitability is dependent on developing and obtaining regulatory approvals for its product candidates, successfully commercializing such product candidates, which may include entering into collaborative agreements for product development and commercialization, and securing contract manufacturing services.

LIQUIDITY AND CAPITAL RESOURCES

     The Company commenced operations in December 1994. The Company is a development stage company and to date has not generated revenues from product sales. The cash flows used in operations are primarily for research and development activities and the supporting general and administrative expenses. Through September 30, 1998, the Company has used approximately $ 31.3 million in operating activities. The Company invests its cash in short-term investments. Through September 30, 1998, the Company has used approximately $30.3 million in investing activities, including $ 27.2 million in short-term investments and $ 3.1 million in equipment purchases and new construction. Through September 30, 1998, the Company has financed its operations primarily through public offerings of common stock, private placements of redeemable preferred stock, a bank loan, equipment lease lines and a milestone advance totaling approximately $61.9 million. At September 30, 1998, the Company had cash and cash equivalents and short-term investments aggregating approximately $ 27.4 million.

     The Company leases its corporate and research and development facilities under an operating lease expiring in 2008. The Company also has the right to expand the facility and, under certain circumstances, to purchase the new facility at a purchase price based on a predetermined formula. The Company has financed substantially all of its equipment under two master lease agreements and one bank loan. The bank loan is for $600,000, is payable in equal annual installments over 72 months and bears interest at approximately 9%. The Company is required to repay amounts outstanding under the two leases within periods ranging from 32 to 48 months. As of September 30, 1998, outstanding borrowings under these three arrangements are approximately $690,000. The Company is currently negotiating with a bank for a second term loan for $500,000 to finance new equipment purchased in 1998. There can be no assurance that the Company will successfully consummate this loan transaction.

     Under the Company's agreement with Sanofi S.A. ("Sanofi"), the Company is required to make certain additional payments to Sanofi, including royalties, as defined, should agreed-upon future milestones be attained. The milestone events contemplate regulatory submissions of new drug applications and regulatory approvals in various jurisdictions. There can be no assurance that any such milestones will be attained.

     The Company and SELOC France entered into an Addendum to their Development Agreement (the "SELOC Addendum"). Under the SELOC Addendum, SELOC has manufactured two validation batches of pleconaril drug substance, and the Company anticipates that SELOC will manufacture a third validation batch of bulk drug substance by the first quarter of 1999. SELOC also is assisting the Company under the SELOC Addendum in preparing the pleconaril drug master file and is preparing certain documentation that will be required in connection with the Company's New Drug Application for pleconaril. The Company estimates that $1.0 million will be payable under the Addendum over the next nine months.

     On October 9, 1997, the Company received $1,000,000 from Boehringer Ingelheim Pharmaceuticals, Inc. ("BI") as an advance on a future milestone in connection with a Collaborative Research Agreement (the "Agreement"). The Agreement expired in August 1998. Such amount is due and payable in August 2000. The loan bears interest at 8.5% and is evidenced by a convertible promissory note. If amounts due under the note are not paid as described in the note, BI may convert the then outstanding principal balance and accrued interest thereon into shares of the Company's common stock based on the last sale price of such common stock on the date immediately prior to the date on which the Company is notified of BI's intention to convert the promissory note.

     The Company has incurred losses from its operations since inception. The Company expects to incur additional operating losses over at least the next several years. The Company expects such losses to increase over historical levels, primarily due to expected increases in the Company's research and development expenses for the manufacture of bulk drug substance and drug product, and for further clinical development of the Company's most advanced drug candidate, pleconaril (including milestone payments that may be payable, and any significant additional studies for approval in the European Union, if any are required, under the terms of the Company's agreement with Sanofi). Also, the Company expects to incur expenses related to its marketing and market research activities for pleconaril, its development of a marketing and sales staff and further research and development related to other product candidates. In November 1998, the company announced the results of its preliminary evaluation of the first of four pivotal studies of pleconaril (two in children and two in adults) for the treatment of viral meningitis. The study was designed to assess pleconaril's impact on a patient's time to resolution of meningitis symptoms through a primary endpoint and secondary endpoints. Patients in this study did not achieve a statistically significant reduction in the primary endpoint of time to absence of headache in all patients with confirmed enterovirus infection. However, statistical significance was achieved in secondary endpoints of total morbidity score (a composite measurement of all disease symptoms) and global assessment score (a caregiver's assessment of a patient's illness) at the low dose, and in certain subset analyses of the primary and secondary endpoints. There were no overall differences in adverse event rates between placebo and pleconaril treated groups. The Company intends to use the information obtained from this study and from its other three ongoing pivotal trials in its New Drug Application. The Company does not expect the results of this trial to have a material impact on research and development expenses. The Company will require additional financing for operations and expansion of its facilities prior to achieving positive cash flows from its commercial activities. The Company expects that it will need additional financing to complete all clinical studies for pleconaril, for the development and required testing of the Company's other product candidates, and to develop its marketing and sales staffs. To obtain this financing, the Company expects to access the public or private equity markets or enter into additional arrangements with corporate collaborators. To the extent the Company raises additional capital by issuing equity securities, ownership dilution to existing stockholders may result. There can be no assurance, however, that additional financing will be available on acceptable terms from any source.

RESULTS OF OPERATIONS

Quarters ended September 30, 1998 and 1997

     The Company earned and received one milestone payment for $750,000 from BI in each of the quarters ended September 30, 1998 and 1997. Net interest income increased to $418,069 for the quarter ended September 30, 1998 from $378,845 for the quarter ended September 30, 1997.

     Research and development expenses increased to $6,607,790 for the quarter ended September 30, 1998 from $3,980,665 for the quarter ended September 30, 1997. The increase was principally due to the cost of ongoing multiple clinical trials related to pleconaril being conducted in the quarter ended September 30, 1998. Also, the Company had more scientists conducting discovery research in the quarter ended September 30, 1998 compared to the quarter ended September 30, 1997 in the area of advancement of drug candidates for the Company's RSV pneumonia, influenza, and hepatitis C programs. In addition, the Company incurred increased expenses for pre-clinical activities for the RSV pneumonia discovery research program in the quarter ended September 30, 1998 versus the quarter ended September 30, 1997.

     General and administrative expenses increased to $1,233,859 for the quarter ended September 30, 1998 from $814,127 for the quarter ended September 30, 1997. The increase was principally due to increased marketing and market research expenses related to pleconaril, salary expenses and facilities costs related to the Company's move to its current facilities in March 1998.

     The net loss increased to $6,673,580 for the quarter ended September 30, 1998 from $3,665,947 for the quarter ended September 30, 1997.

Nine-months ended September 30, 1998 and 1997

     The Company earned and received two milestone payments for $1,500,000 from BI in the nine-month periods ended September 30, 1998 and 1997. Net interest income increased to $1,121,434 for the nine-month period ended September 30, 1998 from $833,929 for the nine-month period ended September 30, 1997, principally due to larger invested balances provided by the proceeds of a follow-on public offering in July 1997.

     Research and development expenses increased to $16,244,718 for the nine-month period ended September 30, 1998 from $8,529,500 for the nine-month period ended September 30, 1997. The increase was principally due to the cost of ongoing multiple clinical trials related to pleconaril being conducted in the nine-month period ended September 30, 1998. The Company recorded $1,200,000 as a reduction to research and development expenses in the nine-month period ended September 30, 1998 for the adjustment to a milestone payable to Sanofi and the reimbursement due from Sanofi for a previously paid license fee. Such amounts were recorded as research and development expenses in prior periods. Also, the Company had more scientists conducting discovery research in the nine-month period ended September 30, 1998 compared to the nine-month period ended September 30, 1997 in the area of advancement of drug candidates for the Company's RSV pneumonia, influenza, and hepatitis C programs. In addition, the Company incurred increased expenses for pre-clinical activities for the RSV pneumonia discovery research program in the nine-month period ended September 30, 1998 versus the nine-month period ended September 30, 1997.

     General and administrative expenses increased to $3,112,502 for the nine-month period ended September 30, 1998 from $2,364,649 for the nine-month period ended September 30, 1997. The increase is principally due to increased marketing and market research expenses related to pleconaril, salary expenses and facilities costs related to the Company's move to its current facilities in March 1998.

     The net loss increased to $16,735,786 for the nine-month period ended September 30, 1998 from $8,560,220 for the nine-month period ended September 30, 1997.

YEAR 2000 IMPACT

     The Company is assessing the potential impact of the year 2000 issue on the ability of the Company's computerized information systems to accurately process information that may be date-sensitive. Any of the Company's programs that recognize a date using "00" as the year 1900 rather than the year 2000 could result in errors or system failures. The Company utilizes a number of computer programs across its entire operation, including computer programs of third parties with whom the Company does business. The Company has not completed its assessment, but currently believes that costs of addressing this issue will not have a material adverse impact on the Company's financial position. However, if the Company and third parties upon which it relies are unable to address this issue in a timely manner, it could result in a material financial risk to the Company. In order to assure that this does not occur, the Company plans to devote all resources required to resolve any significant year 2000 issues in a timely manner.

                    PART II - OTHER INFORMATION
                    ----------------------------




ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  List of Exhibits:

          10.29 Non-Qualified Stock Option Agreement dated August 4, 1998 between the Company and Howard Pien.

          10.30 Non-Qualified Stock Option Agreement dated September 10, 1998 between the Company and Robert J. Glaser.

          27     Financial Data Schedule

     (b)  Reports on Form 8-K:

          The Company filed a stockholders Rights plan on Form 8-K during the quarter ended September 30, 1998.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   VIROPHARMA INCORPORATED


Date: November 13, 1998            By:      /s/  Claude H. Nash
                                      ------------------------------
                                   Claude H. Nash
                                   President, Chief Executive Officer and
                                   Chairman of the Board of Directors
                                   (Principal Executive Officer)


                                   By:      /s/  Vincent J. Milano
                                      ------------------------------
                                   Vincent J. Milano
                                   Vice President, Chief Financial Officer and
                                   Treasurer
                                   (Principal Financial and Accounting Officer)

                         EXHIBIT INDEX
--------------------------------------------------------------------

Exhibit                  Description

10.29 Non-Qualified Stock Option Agreement dated August 4, 1998 between the Company and Howard Pien.

10.30 Non-Qualified Stock Option Agreement dated September 10, 1998 between the Company and Robert J. Glaser.

27                       Financial Data Schedule