Form 10-K405
period 1998-12-31
VIROPHARMA INC
filed 1999-03-30
CIK 946840

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               ----------------

                                   FORM 10-K

  (Mark One)

  [X]
 Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

  For the fiscal year ended December 31, 1998

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

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

  The approximate aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $72,596,322 as of March 1, 1999, based upon the closing sale price per share of the Common Stock as quoted on The Nasdaq Stock Market. This amount excludes 2,567,349 shares of Common Stock held by directors, officers and stockholders with representatives on the board of directors whose ownership exceeds ten percent of the Common Stock outstanding at March 1, 1998. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant, or that such person is controlled by or under common control with the registrant.

  The number of shares of the registrant's Common Stock outstanding as of March 1, 1999 was 11,569,594.

                      DOCUMENTS INCORPORATED BY REFERENCE

  As stated in Part III of this Annual Report on Form 10-K, portions of the registrant's definitive proxy statement (the "Proxy Statement") for the registrant's 1999 Annual Meeting of Stockholders to be held on May 14, 1999 are incorporated by reference in Part III of this Annual Report on Form 10-K.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                            VIROPHARMA INCORPORATED

                            FORM 10-K ANNUAL REPORT
                    For Fiscal Year Ended December 31, 1998

                               TABLE OF CONTENTS

                                                                                                Page
                                                                                                ----
PART I

Item 1.   Business                                                                                1
Item 2.   Properties                                                                             20
Item 3.   Legal Proceedings                                                                      21
Item 4.   Submission of Matters to a Vote of Security Holders                                    21

PART II

Item 5.   Market for the Registrant's Common Equity and Related Stockholder Matters              23
Item 6.   Selected Financial Data                                                                24
Item 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations  25
Item 7A.  Quantitative and Qualitative Disclosures about Market Risk                             28
Item 8.   Financial Statements and Supplementary Data                                            28
Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure  28

PART III

Item 10.  Directors and Executive Officers of the Registrant                                     28
Item 11.  Executive Compensation                                                                 28
Item 12.  Security Ownership of Certain Beneficial Owners and Management                         28
Item 13.  Certain Relationships and Related Transactions                                         28
8
PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K                       29
Index to Financial Statements and Schedules                                                     F-1

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

                                    PART I
                                   Business

ITEM 1. BUSINESS

Overview

  ViroPharma Incorporated ("ViroPharma" or the "Company") was incorporated in Delaware in September 1994 and commenced operations in December 1994. The Company's executive offices and research facility are located at 405 Eagleview Boulevard, Exton, PA 19341. The Company is a development stage pharmaceutical company committed to the commercialization, development and discovery of new antiviral medicines. The Company has focused its current drug development and discovery activities on a number of ribonucleic acid ("RNA") virus diseases, including viral meningitis, viral respiratory infection, the common cold, respiratory syncytial virus ("RSV") pneumonia and hepatitis C.

  ViroPharma's most advanced product candidate, pleconaril, is currently being developed for the treatment of common RNA virus diseases. Preclinical studies have demonstrated that pleconaril is a potent, broad-spectrum, orally-active inhibitor of several RNA viruses. In April 1996, ViroPharma completed a Phase II challenge study in viral respiratory infection ("VRI") with pleconaril, in which all evaluated disease measures were significantly reduced in treated subjects. In June 1997, ViroPharma completed a Phase II clinical trial for viral meningitis which demonstrated that pleconaril significantly reduced disease duration.

  In January 1999 and November 1998, respectively, ViroPharma reported the preliminary results from the first two (of a total of four) clinical trials for viral meningitis that the Company expects to use in connection with a New Drug Application: one in adolescents/adults and the second in pediatric patients. In the adult study, patients treated with 200 mg TID of pleconaril experienced both a statistically significant and clinically beneficial reduction in disease duration when measured by headache, the Company's primary endpoint in the adult study. Pleconaril-treated patients experienced a clinical benefit within 24 hours after initiation of therapy. The median duration of headache for pleconaril-treated patients was reduced by 2 days in patients with confirmed enteroviral meningitis (p = 0.04) and by 1 day in all randomized patients (p = 0.03). The median duration of headache was 9 days in the placebo-treated patients. Of all pleconaril-treated patients with confirmed enteroviral meningitis, 75% achieved the primary endpoint within 9 days versus 13 days in the placebo group. Of all pleconaril-treated patients in the all randomized patient population, 75% achieved the primary endpoint within 10 days versus 13 days in the placebo group. Fewer patients treated with 200 mg TID of pleconaril reported adverse events than placebo-treated patients. The nature of the majority of the adverse events reported in the study were similar to symptoms of the disease. The Company is continuing to analyze the adult study. Preliminary results from the analysis of some alternative disease measures indicate a clinically beneficial reduction of disease symptoms and duration in pleconaril-treated patients.

  In the pediatric study, patients treated with 2.5m./kg TID of pleconaril experienced both a statistically significant and clinically beneficial reduction in disease duration when measured by the elimination of all measured major meningitis symptoms (p = 0.03), and by a caregiver's assessment of the patient's illness (p = 0.05). The Company expects that the elimination of all measured major meningitis symptoms will be the primary endpoint in its ongoing pediatric viral meningitis study. The pediatric study did not demonstrate a statistically significant reduction in disease duration when measured by headache. There were no overall differences in adverse event rates between placebo and 2.5mg/kg TID pleconaril treated groups in the pediatric study.

  The Company selected 200 TID mg as the optimal dose for its ongoing studies based on the results of a higher dose studied in its first pediatric trial. In addition to patients who were treated with the lower dose of pleconaril, in both studies some patients received 400 mg TID (or 5mg/kg TID in pediatrics) of pleconaril. In these higher dose groups, there was a slight increase in adverse events when compared to placebo groups. Data from the higher dose groups will be used in pleconaril's safety analysis.

  In July 1998, ViroPharma commenced two additional clinical trials for viral meningitis that the Company expects to use in connection with a New Drug Application, one in adolescents/adults and one in pediatric patients. ViroPharma has completed enrollment in three clinical trials for viral respiratory infection, including one clinical trials in patients with asthma. The Company has additional compounds in research and preclinical stages of development for the treatment of RSV pneumonia and hepatitis C.

  ViroPharma believes its drug discovery and development technologies and expertise have potential applicability to a broad range of diseases caused by RNA viruses. RNA viruses are responsible for the majority of human viral diseases, causing illnesses ranging from acute and chronic ailments to fatal infections.

Diseases Caused By Viruses

  Viruses are intracellular parasites that require a living host cell within which to reproduce. They are composed of genetic material enclosed in a protective protein coat. The genetic material of a virus, which may be in the form of either deoxyribonucleic acid ("DNA") or RNA, is unique and characteristic of that virus and provides the blueprint for virus reproduction.

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

  The following is a list of selected diseases caused by RNA viruses:

                              RNA Virus Diseases

  Bronchiolitis                    Hemorrhagic conjunctivitis Rhinovirus common cold
  Dengue fever                     Hemorrhagic fevers         RSV Pneumonia
  Diarrhea diseases                Hepatitis C, A, D and E    Rubella
  Ebola fever                      Influenza                  Tick fevers
  Encephalitis                     Measles                    Viral meningitis
  Enterovirus hand-foot-and-mouth  Myocarditis                Viral pharyngitis
  Hantavirus pulmonary syn-
   drome                           Otitis Media               Viral Respiratory Infection
                                   Rabies                     Yellow fever

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

Product Development and Research

  The Company has focused its current drug discovery and development activities on a number of RNA virus diseases in pediatrics and adults including viral meningitis, viral respiratory infection, chronic meningoencephalitis, RSV and hepatitis C. The Company has drug candidates in various stages of research and development for each of these RNA virus diseases. The following chart sets forth the target disease indications and the status of the Company's lead product candidates:

Disease Indication        Product Candidate                    Development Status (1)
---------------------------------------------------------------------------------------------------------
Viral Meningitis          Pleconaril        Phase II clinical trial completed
                                            Phase III clinical trial in adolescents/adults completed
                                            Second Phase III clinical trial in adolescents/adults ongoing
                                            Phase III clinical trial in pediatric patients completed
                                            Second Phase III clinical trial in pediatric patients ongoing
Viral Respiratory Infec-
 tion                     Pleconaril        Phase II challenge study completed
                                            Enrollment completed for two Phase II clinical trials
                                            Enrollment completed for Phase II clinical trial in patients with asthma
Chronic
 Meningoencephalitis      Pleconaril        Open label compassionate use program ongoing
Hepatitis C               VP 50406 series   Preclinical development
RSV Pneumonia             VP 14637 series   Preclinical development

(1) For a discussion of preclinical testing and the phases of human clinical trials, see "--Government Regulation."

  The Company's most advanced product candidate, pleconaril, based on preclinical studies, is a potent, broad spectrum, orally active inhibitor of picornaviruses. Enteroviruses and rhinoviruses are closely related members of the picornavirus family, a large, very prevalent group of RNA viruses that are responsible for widespread human disease. Picornaviruses are the leading cause of upper respiratory infections. Enteroviruses cause viral meningitis, viral respiratory infection, myocarditis, pericarditis, encephalitis, herpangina and neonatal enteroviral disease. Rhinoviruses are responsible for up to 50% of all acute respiratory illnesses and are the leading cause of the common cold. The Company is currently developing pleconaril for several indications, including viral meningitis and viral respiratory infection.

  The Company has developed oral liquid and oral solid formulations of pleconaril. The oral liquid formulation currently is being used in clinical trials for several indications, including viral meningitis and viral respiratory infection.

  Since August 1996, the Company has conducted an open label program for pleconaril so that people with life-threatening or seriously disabling diseases caused by picornaviruses may receive pleconaril on a compassionate use basis. As of December 31, 1998, a total of 48 patients (8 with myocarditis, 21 with chronic meningoencephalitis in patients with immune deficiency, 6 with neonatal enteroviral disease, 3 with poliomyelitis syndromes, 5 with enterovirus infections after bone marrow transplantation, 1 with rhinovirus pneumonia, 3 with encephalitis and 1 with post-polio syndrome) have been treated with pleconaril in the open-label program. A short course of pleconaril therapy appears to have produced a sustained clinical and virological remission of the infection in the majority of these treated patients, including over 80% of patients with immune deficiency suffering from chronic meningoencephalitis.

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

Viral Meningitis

  Infection of the central nervous system by enteroviruses can cause meningitis, which is characterized by the abrupt onset of severe headache, stiffness of the neck or back, fever, muscle pain, nausea, vomiting and malaise. The disease requires emergency medical care. The disease occasionally progresses to serious neurologic sequelae, particularly among infants. There is currently no antiviral pharmaceutical for the treatment of viral meningitis.

  In June 1997, ViroPharma completed a Phase II clinical trial for viral meningitis which demonstrated that pleconaril significantly reduced disease duration. In January 1999 and November 1998, respectively, ViroPharma reported the preliminary results from the first two (of a total of four) clinical trials for viral meningitis that the Company expects to use in connection with a New Drug Application: one in adolescents/adults and the second in pediatric patients. In the adult study, patients treated with 200 mg of pleconaril experienced both a statistically significant and clinically beneficial reduction in duration of disease, measured by reduction in duration of headache, the Company's primary endpoint in this study. Pleconaril-treated patients experienced a clinical benefit within 24 hours after initiation of therapy. The median duration of headache for pleconaril-treated patients was reduced by 2 days in patients with confirmed enteroviral meningitis (p = 0.04) and by 1 day in all randomized patients (p = 0.03). The median duration of headache was 9 days in the placebo-treated patients. Of all pleconaril-treated patients with confirmed enteroviral meningitis, 75% achieved the primary endpoint within 9 days versus 13 days in the placebo group. Of all pleconaril-treated patients in the all randomized patient population, 75% achieved the primary endpoint within 10 days versus 13 days in the placebo group. Fewer patients treated with 200 mg of pleconaril reported adverse events than placebo-treated patients. The nature of the majority of the adverse events reported in the study were similar to symptoms of the disease. The Company is continuing to analyze the adult study. Preliminary results from the analysis of some alternative disease measures indicate a clinically beneficial reduction of disease symptoms and duration in pleconaril-treated patients. In the pediatric study, patients treated with 2.5mg/kg of pleconaril experienced both a statistically significant and clinically beneficial reduction in disease duration when measured by the elimination of major meningitis symptoms (p = 0.03), the primary endpoint that the Company expects to use in its ongoing pediatric viral meningitis study described below, and by a caregiver's assessment of the patient's illness (p = 0.05). The pediatric study did not demonstrate a statistically significant reduction in disease duration when measured by headache. There were no overall differences in adverse event rates between placebo and pleconaril treated groups in the pediatric study. ViroPharma is currently conducting two additional clinical trials for viral meningitis that the Company expects to use in connection with a New Drug Application, one in adolescents/adults and one in pediatric patients.

Viral Respiratory Infection

  Viral respiratory infection is an upper respiratory illness characterized initially by sore throat and cough, often followed by systemic symptoms of body aches, feverishness and weakness. A predominate cause of viral respiratory infections is picornaviruses. Picornavirus infections in respiratory compromised patients is potentially life threatening. For example, picornavirus infections in patients with asthma may result in severe respiratory distress, decreased effectiveness of asthma medications and hospitalization. The clinical illness can persist for several weeks and may result in a physician office visit. There is currently no antiviral pharmaceutical for the treatment of viral respiratory infections.

  In April 1996, ViroPharma completed a Phase II challenge study in viral respiratory infection with pleconaril, in which all evaluated disease measures were significantly reduced in treated subjects. The Company has completed enrollment in three clinical trials for the viral respiratory infection indication, including one clinical trial in patients with moderate to severe asthma. Asthmatics often develop pronounced lower airway dysfunction lasting for weeks to months following a viral respiratory infection. There can be no assurance that these trials will be successfully completed or completed in a timely manner. See "--Risk Factors--Product Development Risks," "--Risk Factors--Dependence on Pleconaril" and "--Risk Factors--Clinical Trial Risks."

RSV Pneumonia

  RSV is a major viral respiratory tract pathogen in infants and young children, causing pneumonia and bronchiolitis. Children with underlying conditions such as prematurity, congenital heart disease, bronchopulmonary dysplasia and various congenital or acquired immunodeficiency syndromes are at greatest risk of serious RSV morbidity and mortality. RSV infections may also cause hospitalization due to pneumonia in the elderly. RSV infections are also common and frequently fatal in patients who are immunosuppressed due to cancer, bone marrow or other solid organ transplantation.

  Vaccines are not currently available for prevention of RSV disease. Recently, the prophylactic use of an intravenous hyperimmune globulin infusion was approved for RSV disease in certain high risk infants. Ribavirin, administered by aerosol to minimize the drug's adverse effects, is generally reserved for treatment of only the most serious cases of RSV pneumonia and bronchiolitis. In both cases, drug administration can be difficult and inconvenient in young patients.

  Company scientists have discovered several compound series that potently and specifically inhibit the replication of RSV. The Company has chemically optimized several of these compounds and is conducting preclinical development activities with its RSV inhibitor compounds. There can be no assurance that such studies will be successfully completed or completed in a timely manner or will lead to the clinical evaluation of a compound in this series. The Company has filed one international patent related to RSV inhibitor compounds under the Patent Cooperation Treaty ("PCT") which has designated all available PCT countries including the United States. No assurance can be given that any patent related to RSV inhibitor compounds will issue. See "--Risk Factors-- Product Development Risks," "--Risk Factors--Dependence on Pleconaril" and "-- Risk Factors--Clinical Trial Risks."

Hepatitis C

  HCV, first identified in 1989, is recognized as a major cause of chronic hepatitis worldwide. Approximately 85% of HCV infected persons will develop chronic hepatitis, of which 20% will progress to liver cirrhosis and liver failure. Chronic HCV infection can also lead to the development of hepatocellular carcinoma and liver failure.

  Company scientists have discovered and characterized several key HCV-encoded enzyme activities that are essential to viral RNA replication. These activities include, but are not limited to, the HCV RNA helicase and RNA polymerase activities. The Company has established validated high throughput assays for these activities, and has identified several potent, selective and chemically distinct inhibitor compounds of these activities. The Company has initiated preclinical development activities for its HCV inhibitor compounds. The Company has filed nine patent applications with the United States Patent and Trademark Office ("PTO"), and one patent application in certain foreign jurisdictions, related to its HCV technology and inhibitor compound series. The PTO has granted patents on two of these applications. No assurance can be given that any additional patents will issue. See "--Risk Factors--Dependence on Corporate Collaborations," and "--Risk Factors--"Patent and Proprietary Technology Risks," and "--Patents."

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

  Currently, the Company is a party to a licensing and co-marketing agreement with one multinational pharmaceutical company, a development agreement with an international pharmaceutical manufacturing company and several licensing and collaborative agreements with various pharmaceutical and technology companies and academic institutions for certain biological and chemical technologies. From time to time, the Company engages in discussions regarding additional strategic relationships. Currently, the Company does not have any understandings, agreements or commitments to enter into any additional strategic relationships.

Sanofi S.A.

  In December 1995, the Company entered into an agreement with Sanofi under which it received exclusive rights to develop and market all products relating to pleconaril and related compounds for use in enterovirus and rhinovirus disease indications in the United States and Canada, as well as a right of first refusal in respect of any other indications in the United States and Canada. The Company's rights include rights to use all of Sanofi's patents, know-how and trademarks relating to pleconaril. In June 1998, Sanofi chose to have the Company be solely responsible for all development and development costs of pleconaril. As a result of this decision by Sanofi, the Company will receive a higher royalty on sales of pleconaril by Sanofi outside of the United States and Canada, and Sanofi reimbursed the Company $400,000 for a license fee previously paid by the Company. Also, if foreign regulatory authorities require significant additional studies of pleconaril for use in the European Union, the Company would be required to conduct such studies at its own expense.

  In addition, the Company is required to make milestone payments upon the achievement of certain other development milestones and, until the expiration of the last patent on pleconaril or any related drug, royalty payments on any sales of products developed under the agreement in the United States and Canada. The milestone events contemplate regulatory submissions of new drug applications and regulatory approvals in various jurisdictions. There can be no assurance that any such milestones will be attained. Sanofi must reimburse certain of the milestone fees previously paid by the Company upon submission of pleconaril for regulatory approval in Japan. Also, the Company believes that the royalty rates payable by both the Company and Sanofi are comparable to the rates generally payable by other companies under similar arrangements. See "--Patents."

  The Sanofi agreement terminates on the later of the expiration of the last patent on pleconaril or any related drug in the United States or Canada or ten years following the commencement of the Company's sale of the drug in the United States or Canada, or earlier under certain circumstances. In addition, Sanofi has the right to terminate the agreement in the event that there is a change of control that would materially and adversely affect the development, manufacturing and marketing of the products under the agreement. The term automatically renews for successive five year terms unless six months' prior written notice of termination is given by either party. The Company also has the right to manufacture, or contract with third parties to manufacture, any drug product derived from the pleconaril drug substance. See "-- Manufacturing."

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

  The Company has established material transfer and licensing agreements and research collaborations with academic institutions and their affiliates. Generally, these agreements provide for the licensing to the Company of materials for either (i) an initial fee and certain other fees payable by the Company, with, in most cases, no future commercial rights for the institution or (ii) an initial fee payable by the Company and certain rights to negotiate collaborative agreements for drug development and commercialization.

  In August 1998, the Company's Collaborative Research Agreement (the "Collaboration Agreement") with Boehringer Ingelheim Pharmaceuticals, Inc. ("BI") expired. The Company entered into an agreement with BI, effective as of the expiration of the Collaboration Agreement, that permits each of the parties to continue the development of all compounds that each party brought to the collaboration, and all inventions jointly discovered by the parties during the term of the Collaboration Agreement, without obligation to compensate the other party.

  In October 1997, the Company received $1,000,000 from BI as an advance on a future milestone in connection with the agreement. Such amount will be due and payable in August 2000. The advance bears interest at 8.5% and is evidenced by a convertible promissory note. If amounts due under the note are not paid as described in the note, BI may convert the then outstanding principal balance and accrued interest thereon into shares of the Company's Common Stock based on the last sale price of such Common Stock on the date immediately prior to the date on which the Company is notified of BI's intention to convert the promissory note.

Patents

  The Company believes that patent protection and trade secret protection are important to its business and that the Company's future will depend, in part, on its ability to maintain its technology licenses, maintain trade secret protection, obtain patents and operate without infringing the proprietary rights of others both in the United States and abroad. The Company currently has received two issued U.S. patents covering compounds active against HCV, one issued U.S. patent covering compounds active against bovine diarrheal virus (a disease related to HCV) and two issued U.S. patents for compounds active against influenza. The Company currently has twelve pending patent applications covering technology for identifying inhibitors of RNA viruses, compounds active against influenza viruses, compounds active against HCV, and compounds active against related RNA viruses such as RSV and bovine diarrheal virus diseases. The Company also has filed a patent application for technology for identifying inhibitors of RNA viruses, a patent application covering compounds active against influenza viruses and a patent application covering compounds active against bovine diarrheal virus in certain foreign jurisdictions. The Company has also obtained a license from Sanofi, which grants the Company exclusive rights for use in enterovirus and rhinovirus applications under two issued United States patents and two related Canadian patent applications to develop, manufacture and market antiviral compounds in the United States and Canada. Pleconaril, which is currently in clinical trials, is covered by one of the licensed United States patents, which expires in 2012, and one of the licensed Canadian patent applications. The Company will be dependent on Sanofi to prosecute such patent applications and may be dependent on Sanofi to protect such patent rights. As patent applications in the United States are maintained in secrecy until patents issue and as publication of discoveries in the scientific or patent literature often lag behind the actual discoveries, the Company cannot be certain that it was the first to make the inventions covered by each of its pending patent applications or that it was the first to file patent applications for such inventions. Furthermore, the patent positions of biotechnology and pharmaceutical companies are highly uncertain and involve complex legal and factual questions, and, therefore, the breadth of claims allowed in biotechnology and pharmaceutical patents or their enforceability cannot be predicted. There can be no assurance that any additional patents will issue from any of the Company's patent applications or, should any patents issue, that the Company will be provided with adequate protection against potentially competitive products. Furthermore, there can be no assurance that should patents issue, they will be of commercial value to the Company, or that private parties, including competitors, will not successfully challenge the Company's patents or circumvent the Company's patent position in the United States or abroad. In the absence of adequate patent protection, the Company's business may be adversely affected by competitors who develop comparable technology or products. Moreover, pursuant to the terms of the Uruguay Round Agreements Act, patents filed on or after June 8, 1995 have a term of twenty years from the date of such filing, irrespective of the period of time it may take for such patent to ultimately issue. This may shorten the period of patent protection afforded to the Company's products as patent applications in the biopharmaceutical sector often take considerable time to issue. Under the Drug Price Competition and Patent Term Restoration Act of 1984, a sponsor may obtain marketing exclusivity for a period of time following Food and Drug Administration ("FDA") approval of certain drug applications, regardless of patent status, if the drug is a new chemical entity or if new clinical studies were used to support the marketing application for the drug. Pursuant to the FDA Modernization Act of 1997, the period of exclusivity can be extended if the applicant performs certain studies in pediatric patients. This marketing exclusivity prevents a third party from obtaining FDA approval for a similar or identical drug under an Abbreviated New Drug Application ("ANDA") or a "505(b)(2)" New Drug Application. The statute also allows a patent owner to obtain an extension of applicable patent terms for a period equal to one-half the period of time elapsed between the filing of an Investigational New Drug Application ("IND") and the filing of the corresponding New Drug Application ("NDA") plus the period of time between the filing of the NDA and FDA approval, with a five year maximum patent extension. There can be no assurance that the Company will be able to take advantage of either the patent term extension or marketing exclusivity provisions of this law.

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

  The pharmaceutical industry is highly competitive and patents have been applied for by, and issued to, other parties relating to products competitive with those being developed by the Company. Therefore, the Company's drug candidates may give rise to claims that they infringe the patents or proprietary rights of other parties existing now and in the future. Furthermore, to the extent that the Company or its consultants or research collaborators use intellectual property owned by others in work performed for the Company, disputes may also arise as to the rights in such intellectual property or in related or resulting know-how and inventions. An adverse claim could subject the Company to significant liabilities to such other parties and/or require disputed rights to be licensed from such other parties. There can be no assurance that any license required under any such patents or proprietary rights would be made available on terms acceptable to the Company, if at all. If the Company does not obtain such licenses, it may encounter delays in product market introductions, or may find that the development, manufacture or sale of products requiring such licenses may be precluded. In addition, the Company could incur substantial costs in defending itself in legal proceedings instituted before the PTO or in a suit brought against it by a private party based on such patents or proprietary rights, or in suits by the Company asserting its patent or proprietary rights against another party, even if the outcome is not adverse to the Company. The Company has not conducted any searches or made any independent investigations of the existence of any patents or proprietary rights of other parties. See "--Risk Factors-- Patent and Proprietary Technology Risks."

Manufacturing

  The Company currently does not have manufacturing capabilities, nor does the Company intend to develop such capabilities for any products in the near future. The Company believes that internal manufacturing capabilities will not be necessary to successfully commercialize its products. Pleconaril drug substance is prepared from readily available materials using well-established synthetic processes. Technology involved in the production of pleconaril is proprietary and covered by a patent licensed to the Company by Sanofi. In April 1997, the Company entered into a Development Agreement with SELOC France for the manufacture of pleconaril bulk drug substance and the development of a process for commercial-scale production of pleconaril ("Development Agreement"). In March 1998, the Company and SELOC France entered into an Addendum to the Development Agreement for the manufacture of validation batches of bulk drug substance and the preparation of certain documentation that will be required in connection with the Company's NDA for pleconaril.

  The Company has used an oral liquid formulation of pleconaril in its recent clinical trials. In the event that there is a delay in the manufacture of validation batches of the oral liquid formulation, or if the Company is unable to negotiate successfully agreements with suppliers for the oral liquid formulations of pleconaril, there may be a delay in product development or commercialization. If there are delays in the production of stability batches or validation batches for the oral solid formulation of pleconaril, the Company may be delayed in obtaining FDA approval for the oral solid formulation until the oral solid formulation has demonstrated chemical stability for the requisite period or until such validation batches have been successfully manufactured. Moreover, if the Company is unable to demonstrate to the FDA's satisfaction that the oral solid formulation of pleconaril is bioequivalent to the oral liquid formulation used in its clinical trials, the Company may be delayed in obtaining FDA approval for the oral solid formulation until such bioequivalence is demonstrated.

  The Company anticipates that its current supply of pleconaril drug substance, together with the bulk drug substance that the Company will receive under the SELOC Addendum, will be sufficient to complete its formulation development activities and its ongoing clinical trials. The Company believes that it will be able to obtain additional drug substance from SELOC France and, if necessary, other manufacturers for the production of pleconaril drug product on terms acceptable to the Company. In the event that SELOC France is unable to satisfy the Company's requirements and the Company is required to find an additional or alternative source of supply, there may be additional cost and delay in product development or commercialization.

  The Company has established quality control guidelines, which require that third party manufacturers under contract produce the drug product in accordance with the FDA's Good Manufacturing Practices ("GMP") requirements. The Company maintains confidentiality agreements with potential and existing manufacturers in order to protect its proprietary rights related to pleconaril. For the preparation of other compounds, the Company intends to contract with third-party manufacturers for preclinical research, manufacture of drug substances for clinical development and manufacture of drug products for commercial sale. See "--Risk Factors--Absence of Manufacturing Capabilities" and "--Strategic Relationships--Sanofi S.A."

Marketing

  Under its agreement with Sanofi, the Company has the exclusive right to market and sell pleconaril for all enterovirus and rhinovirus indications in the United States and Canada. The Company is currently conducting market research on the multiple disease indications for which pleconaril is being developed. The Company is also implementing its pre-launch plan, building its core group of advisors and developing an educational platform for this novel therapy. The Company currently is conducting an analysis of its target market and sales force size which will assist the Company in deciding whether to seek a sales partner for certain disease indications, establish its own sales force or pursue both alternatives. To continue to implement its commercialization strategy, the Company currently is building its marketing staff. The Company currently does not have a sales staff. The success and commercialization of the Company's other potential products will be dependent, in part, upon the ability of the Company to enter into additional collaborative agreements for other potential products. There can be no assurance that the Company will be successful in developing a sales force, entering into collaborative arrangements, penetrating the markets for any proposed products or achieving market acceptance of its products. There can be no assurance that any such marketing arrangements will be available on terms acceptable to the Company, if at all, that such third parties would perform adequately their obligations as expected, or that any revenue would be derived from such arrangements. See "--Risk Factors--Absence of Marketing and Sales Capabilities" and "--Risk Factors--Market Acceptance Risk" and "--Strategic Relationships."

Government Regulation

  Regulation by governmental authorities in the United States and foreign countries is a significant factor in the Company's ongoing research and product development activities and also will affect the manufacturing and marketing of any drug candidate that is approved. All of the Company's products will require regulatory approval by governmental agencies before commercialization. In particular, therapeutic products for human use are subject to rigorous preclinical and clinical testing and other approval requirements of the Federal Food, Drug, and Cosmetic Act ("FFDCA"), implemented by the FDA, as well as similar statutory and regulatory requirements of foreign countries. Various other federal statutes and regulations also govern or influence the manufacturing, safety, labeling, storage, recordkeeping and marketing of such products. Obtaining these marketing approvals and subsequently complying with ongoing statutory and regulatory requirements is costly and time-consuming. Any failure by the Company or its collaborators, licensors or licensees to obtain, or any delay in obtaining, regulatory approval or in complying with other requirements could adversely affect the marketing of products then being developed by the Company and its ability to receive product or royalty revenues.

  The steps required before a new drug may be distributed commercially in the United States include: (i) conducting appropriate preclinical laboratory and animal tests, (ii) submitting an IND to the FDA which must be made effective before clinical trials may commence, (iii) conducting controlled human clinical trials that establish the safety and efficacy of the drug product,
(iv) filing an NDA with the FDA, and (v) obtaining FDA approval of the NDA prior to any commercial sale or shipment of the drug. This process can take a number of years and involve the expenditure of substantial resources. The results of preclinical studies and initial clinical trials are not necessarily predictive of the results from large-scale clinical trials, and clinical trials may be subject to additional costs, delays or modifications due to, among other factors, difficulty in obtaining enough patients, clinical investigators or support. The FDA has issued regulations intended to accelerate the approval process for the development, evaluation and marketing of new therapeutic products intended to treat life-threatening or severely debilitating diseases, especially where no alternative therapies exist. If applicable, this procedure may shorten the traditional drug development process in the United States. Notwithstanding these new provisions, however, approval may be denied by FDA or additional trials may be required. FDA also may seek an applicant's agreement to perform post-approval clinical studies. In addition to obtaining FDA approval for each indication to be treated with each product, each domestic drug manufacturing establishment must register with the FDA, list its drug products with the FDA, comply with current Good Manufacturing Practices ("GMPs") and permit inspections by the FDA. Moreover, the submission of applications for approval may require additional time to complete manufacturing stability studies. Foreign establishments manufacturing drugs for distribution in the United States also must list their products with the FDA and comply with GMPs. They also are subject to periodic inspection by the FDA or by local authorities under agreement with the FDA. See "--Risk Factors--Government Regulation."

  Upon approval in the United States, a drug may be marketed only in those dosage forms and dosages and for those indications approved in the NDA, although information may be distributed about certain off-label indications in limited circumstances. In addition to continued compliance with standard regulatory requirements, the FDA also may require post-marketing testing and surveillance to monitor the safety and efficacy of the marketed product. Adverse experiences with the product must be reported to the FDA. Product approvals may be withdrawn if compliance with regulatory requirements is not maintained or if problems concerning safety or efficacy of the product are discovered following approval.

  The FFDCA also mandates that drugs be manufactured consistent with GMPs. In complying with the GMP regulations, manufacturers must continue to spend time, money and effort in production, recordkeeping, quality control, and auditing to ensure that the marketed product meets applicable specifications and other requirements. The FDA periodically inspects drug manufacturing facilities to ensure compliance with GMPs. Failure to comply subjects the manufacturer to possible FDA action, such as warning letters, suspension of manufacturing, seizure of the product, voluntary recall of a product or injunctive action, as well as possible civil penalties. The Company currently relies on, and intends to continue to rely on, third parties to manufacture compounds and products. Such third parties will be required to comply with GMPs.

  Even after FDA approval has been obtained, and often as a condition to expedited approval, further studies, including post-marketing studies, may be required. Results of post-marketing studies may limit or expand the further marketing of the products. If the Company proposes any modifications to the drug, including changes in indication, manufacturing process, manufacturing facility or labeling, an NDA supplement may be required to be submitted to the FDA.

  Products manufactured in the U.S. for distribution abroad will be subject to FDA regulations regarding export, as well as to the requirements of the country to which they are shipped. These latter requirements are likely to cover the conduct of clinical trials, the submission of marketing applications, and all aspects of product manufacture and marketing. Such requirements can vary significantly from country to country. As part of certain of the Company's strategic relationships, the Company's collaborators may be responsible for the foreign regulatory approval process of the Company's drugs, although the Company may be legally liable for noncompliance.

  The Company also is subject to various federal, state and local laws, rules, regulations and policies relating to safe working conditions, laboratory and manufacturing practices, the experimental use of animals and the use and disposal of hazardous or potentially hazardous substances, including radioactive compounds and infectious disease agents, used in connection with the Company's research work. Although the Company believes that its safety procedures for handling and disposing of such materials comply with current federal, state and local laws, rules, regulations and policies, the risk of accidental injury or contamination from these materials cannot be entirely eliminated.

  The extent of government regulation which might result from future legislation or administrative action cannot be accurately predicted. In this regard, although the Food and Drug Administration Modernization Act of 1997 ("FDAMA") modified and created requirements and standards under the FFDCA with the intent of facilitating product development and marketing, FDA is still in the process of developing regulations implementing FDAMA. Consequently, the actual effect of these developments on the Company's business is uncertain and unpredictable.

  Moreover, the Company anticipates that Congress, state legislatures and the private sector will continue to review and assess controls on health care spending. Any such proposed or actual changes could cause the Company or its collaborators to limit or eliminate spending on development projects and may otherwise impact the Company. Additionally, in both domestic and foreign markets, sales of the Company's proposed products will depend, in part, upon the availability of reimbursement from third-party payors, such as government health administration authorities, managed care providers, private health insurers and other organizations. Significant uncertainty often exists as to the reimbursement status of newly approved health care products. In addition, third-party payors are increasingly challenging the price and cost effectiveness of medical products and services. There can be no assurance that the Company's proposed products will be considered cost effective or that adequate third-party reimbursement will be available to enable the Company to maintain price levels sufficient to realize an appropriate return on its investment in product research and development. See "--Risk Factors--Pricing and Reimbursement Risks."

Competition

  The pharmaceutical and biopharmaceutical industries are intensely competitive and are characterized by rapid technological progress. Certain pharmaceutical and biopharmaceutical companies and academic and research organizations currently engage in, or have engaged in, efforts related to the discovery and development of new antiviral medicines. Significant levels of research in chemistry and biotechnology occur in universities and other nonprofit research institutions. These entities have become increasingly active in seeking patent protection and licensing revenues for their research results. They also compete with the Company in recruiting skilled scientific talent. Antiviral therapeutics for certain of the disease indications for which the Company is developing therapeutics are currently available. For example, amantadine and rimantadine are available for prophylaxes and early treatment of influenza; ribavirin is approved for treatment, and intravenous immune globulin (RSV-IGIV) and palivizumab for prophylaxes, of RSV infections in certain high-risk patients; and interferon alone and in combination with ribavirin is approved for treatment of hepatitis C. The Company believes, however, that based on the characteristics of existing treatments, there is a clear need for new agents with superior therapeutic efficacy to treat these viral diseases. In addition to approved products, other companies are developing therapies to treat these viral diseases, including compounds in clinical development for influenza and for prophylactic treatment of RSV in high-risk patients, and compounds in preclinical studies for RSV, rhinovirus infections and hepatitis C. The Company's ability to compete successfully will be based on its ability to create and maintain scientifically advanced technology, develop proprietary products, attract and retain scientific personnel, obtain patent or other protection for its products, obtain required regulatory approvals and manufacture and successfully market its products either alone or through outside parties. Some of the Company's competitors have substantially greater financial, research and development, manufacturing, marketing and human resources and greater experience in drug discovery, development, clinical trial management, FDA regulatory review, manufacturing and marketing than the Company. See "--Risk Factors--Competition" and "--Risk Factors--Rapid Technological Change."

Human Resources

  As of March 1, 1999, the Company had 84 full-time employees, including 16 persons with Ph.D. or M.D. degrees. 65 of the Company's employees are engaged in research and development activities at the Company's laboratory facility in Exton, Pennsylvania. A significant number of the Company's management and professional employees have had prior experience with pharmaceutical, biotechnology or medical products companies. None of the Company's employees is covered by collective bargaining agreements. The Company believes that its relations with its employees are good. There can be no assurance that the Company will be able to continue to attract and retain qualified personnel, and the Company does not maintain "key man" life insurance on any of its employees. See "--Risk Factors--Dependence on Key Personnel."

Risk Factors

  Our disclosure and analysis in this report contains some forward-looking statements. Forward-looking statements give our current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current facts. They use words such as "anticipate," "estimate," "expect," "project," "intend," "plan," "believe," and other words and terms of similar meaning in connection with any discussion of future operating or financial performance. In particular, these include statements relating to present or anticipated scientific progress, development of potential pharmaceutical products, future revenues, capital expenditures, research and development expenditures, future financings and collaborations, personnel, manufacturing requirements and capabilities, and other statements regarding matters that are not historical facts or statements of current condition.

  Any or all of our forward-looking statements in this report may turn out to be wrong. They can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties. Many factors mentioned in the discussion below will be important in determining future results. Consequently, no forward-looking statement can be guaranteed. Actual future results may vary materially. We do not intend to update our forward-looking statements to reflect future events or developments.

 . We Have Never Been Profitable and Anticipate that We Will Incur Continued Losses for the Foreseeable Future. We are a development stage company with no current source of product revenue. Moreover, we have incurred losses in each year since our inception in 1994. As of December 31, 1998, we had an accumulated deficit of approximately $48.4 million. We do not know when or if we will achieve product revenue. Furthermore, we expect to continue to experience substantial losses at increasing levels for the next several years as we expand our research, product development, clinical testing and marketing activities. Our ability to achieve profitability will depend, in part, on our ability to develop, clinically test and obtain regulatory approvals for our product candidates. In addition, we will need to successfully manufacture and market any approved products to achieve profitability. We do not know when or if we will complete our product development efforts, receive regulatory approval of any of our product candidates or successfully manufacture and market any approved products. As a result, we are unable to predict the extent of any future losses or the time required to achieve profitability.

 . We are Subject to Risks Related to Product Development Which May Adversely Effect our Ability to Commercialize our Products. To date, we have not completed the development of any approved products. We expect our lead drug candidate, pleconaril, to require approximately one to two more years of development, testing and regulatory review before it is commercially available. Furthermore, we do not expect any of our other drug candidates to be commercially available for at least several years, if at all. Some of our drug candidates are currently undergoing clinical trials, while others are still in research or preclinical development. All of our drug candidates require significant research and development, laboratory testing, clinical testing and regulatory approval prior to commercialization. Additional clinical testing, if permitted by governmental authorities, may not demonstrate that a drug candidate is safe and effective. Furthermore, positive preclinical or clinical trial results may not be indicative of future clinical trial results.

  Adverse, inconclusive or inconsistent clinical trial results could prevent regulatory approval, increase the cost and timing of regulatory approval or result in additional studies or a filing for a narrower indication.

  The development of any of our drug candidates is subject to many risks, including the risk that:

    . the product candidate is found to be ineffective or unsafe;

    . the clinical test results for a product candidate delay or prevent regulatory approval;

    . the product candidate cannot be developed into a commercially viable product;

    . the product candidate is difficult to manufacture;

    . the product candidate later exhibits adverse effects that prevent widespread use or require withdrawal from the market;

    . third party competitors hold proprietary rights that preclude us from marketing the product; and

    . third party competitors will market a more clinically effective or more cost-effective product.

 . We Depend Heavily on Pleconaril Which is Still in the Clinical Trial Stage and May Never Be Approved for Commercial Use. Our future success greatly depends upon the success of pleconaril. To date, we have primarily dedicated our resources to its development. While we have other drug candidates under development, we may be unsuccessful in developing these candidates. Many factors could negatively affect the success of our development efforts related to pleconaril, including:

    . significant delays in our clinical trials;

    . unfavorable results from our clinical trials;

    . failure to obtain regulatory approval for the commercialization of pleconaril or any related product; and

    . failure to achieve market acceptance of pleconaril or any related product.

 . Clinical Studies are Costly, Time-Consuming and Uncertain. The results of preclinical studies and initial clinical trials of our product candidates are not necessarily predictive of the results of large-scale clinical trials. Preclinical studies, initial clinical trials and large-scale clinical trials must demonstrate that our product candidates are safe and effective for use in each target indication before we can obtain regulatory approval for commercialization. These studies and trials may be very costly and time-consuming.

  The rate of completion of clinical trials depends upon many factors, including the rate of enrollment of patients. The acute nature of our disease targets, the fact that some of these diseases have peak incidence rates during certain times of the year, and the difficulties in anticipating where disease outbreaks will occur, may impact patient enrollment in our clinical trials. If we are unable to accrue an adequate number of clinical patients during the appropriate period, we may need to delay our clinical trials and incur significant additional costs. Even if we complete our clinical trials, we may be unable to submit a New Drug Application with the FDA as scheduled. If submitted, a New Drug Application would require FDA approval. We expect that the elimination of all measured major meningitis symptoms will be the primary endpoint for our ongoing pediatric meningitis study for pleconaril, however, the FDA may not agree with our determination or analysis.

  The cost of human clinical trials varies dramatically based on a number of factors, including:

    . the order and timing of clinical indications pursued;

    . the extent of development and financial support from corporate collaborators;

    . the number of patients required for enrollment; and

    . the difficulty in obtaining sufficient patient populations and clinicians.

  In addition, we depend upon contract research organizations to perform significant aspects of our studies and clinical trials.

 . We May Not be Able to Obtain the Regulatory Approvals Required to Commercialize Any of Our Product Candidates. Numerous governmental authorities, including the FDA in the United States, regulate our business and activities. Federal, state and foreign governmental agencies have imposed rigorous preclinical and clinical testing and approval requirements for our product candidates, which require significant time and expenditures. In general, the process of obtaining government approval is time consuming and costly.

  Governmental authorities may delay or deny the approval of any of our drug candidates. In addition, governmental authorities may enact new legislation or regulations that could limit or restrict our development efforts. A delay or denial of regulatory approval for any of our drug candidates, particularly pleconaril, could materially affect our business. Even if we receive approval of a product candidate, it may be conditioned upon certain limitations and restrictions as to the drug's use and may be subject to continuous review. If we fail to comply with any applicable regulatory requirements, we could be subject to penalties, including:

    . warning letters;

    . fines;

    . product recalls;

    . withdrawal of regulatory approval;

    . operating restrictions;

    . injunctions; and

    . criminal prosecution.

 . We Need Additional Funding and May Not Have Access to Capital. We will need to raise substantial additional funds to continue our business activities. We have incurred losses from operations since inception and we expect to incur additional operating losses at an increasing rate over at least the next several years. We expect this increase to result from further research and development activities related to pleconaril and our other product candidates. Our capital requirements will depend upon numerous factors, including:

    . the progress of our research and development programs;

    . the progress of preclinical and clinical testing;

    . the time and cost involved in obtaining regulatory approvals;

    . the cost of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights;

    . the effect of competing technological and market developments;

    . the effect of changes and developments in our existing collaborative, licensing and other relationships;

    . the terms of any new collaborative, licensing and other arrangements that we may establish; and

    . the development of commercialization activities and arrangements.

  Our business activities require significant fixed commitments, which are likely to increase substantially. For example, as we build our marketing and sales staffs, our fixed commitments for employee salaries will increase substantially. Our cash requirements may vary materially from those now planned as a result of a number of factors, including:

    . results of research and development and drug candidate testing;

    . relationships with strategic partners;

    . changes in focus and direction of our research and development programs;

    . competitive and technological advances; and

    . FDA and foreign regulatory requirements.

  We will need to raise substantial additional capital to fund our future operations. We may be unable to raise sufficient funds to complete our development, marketing and sales activities for pleconaril or any of our other proposed products. Potential funding sources include:

    . public and private securities offerings;

    . debt financing, such as bank loans; and

    . collaborative, licensing and other arrangements with third parties.

  Collaborative arrangements may require us to grant product development programs or licenses to third parties for products that we might otherwise seek to develop or commercialize ourselves.

  We may not be able to find sufficient funding on acceptable terms. If we cannot, we may need to delay, reduce or eliminate current research and development programs.

 . We Are Still Developing our Marketing and Sales Strategies. We currently do not have our own sales staff, and we are in the process of building a marketing staff. We are conducting market research on the multiple disease indications for which pleconaril is being developed. We intend to establish our marketing strategy based upon the results of such research, the information gained from our clinical trials and other relevant analyses. We may elect to use a third party marketing partner for certain disease indications, establish our own sales force or both. The development of a marketing and sales capability will require significant expenditures, management resources and time. Even if we are able to develop a sales force or find a suitable marketing partner, we may not successfully penetrate the markets for any of our proposed products.

  We have entered into, and may in the future enter into, marketing, distribution, manufacturing, development and other third party arrangements. Third party arrangements may require us to grant certain rights to third parties, including exclusive marketing rights to certain products, or may have other terms that are unacceptable or burdensome to us.

 . We Depend on Third Party Manufacturers Which May Restrict our Ability to Commercialize Products. We do not have the internal capability to manufacture pharmaceutical products under the FDA's current Good Manufacturing Practices ("GMP"). In April 1997, we entered into a Development Agreement with SELOC France for the manufacture of pleconaril bulk drug substance and the development of a process for commercial-scale production of pleconaril. In addition, SELOC France will assist us in the preparation of certain documentation that will be required in connection with our New Drug Application for pleconaril. We anticipate that our current supply of pleconaril drug substance, together with the bulk drug substance that we will receive under our agreement with SELOC, will be sufficient to complete our formulation development activities and our currently ongoing clinical trials. We believe that we can obtain additional drug substance from SELOC France and, if necessary, other manufacturers for the production of pleconaril drug product on acceptable terms. If SELOC France is unable to satisfy our requirements and we are required to find an additional or alternative source of supply, there may be additional cost and delay in product development and commercialization of pleconaril.

  We are also evaluating alternatives for the commercial manufacture of drug substance and drug product. The FDA requires pre-approval inspection for all commercial manufacturing sites.

  We have used an oral liquid formulation of pleconaril in our clinical trials, and we have also developed an oral solid formulation of pleconaril. A delay in manufacturing validation batches of the oral liquid formulation, or a failure to negotiate agreements with suppliers for the oral liquid formulations of pleconaril, will delay product development and commercialization. The chemical stability of the oral solid formulation must be tested. We also must demonstrate that the oral solid formulation is bioequivalent to the oral liquid formulation. A delay in the required stability testing or in manufacturing validation batches, or a failure to demonstrate chemical stability and bioequivalency will cancel or delay the commercialization of the oral solid formulation of pleconaril.

  Any contract manufacturers that we may use must adhere to GMP regulations, which are enforced by the FDA through its facilities inspection program. These facilities must pass a plant inspection before the FDA will issue a pre-market approval of the product. Moreover, while we may choose to manufacture products in the future, we have no experience in the manufacture of pharmaceutical products for clinical trials or commercial purposes. If we decide to manufacture products, we would be subject to the regulatory requirements described above. In addition, we would require substantial additional capital and would be subject to delays or difficulties encountered in manufacturing pharmaceutical products.

  If we encounter delays or difficulties with contract manufacturers, packagers or distributors, market introduction and subsequent sales of our products could be delayed. In addition, we may need to seek alternative sources of supply. If so, we may incur additional costs or delays in product commercialization. If we change the source or location of supply or modify the manufacturing process, regulatory authorities will require us to demonstrate that the product produced by the new source or from the modified process is equivalent to the product used in any clinical trials that we had conducted.

  We may not be able to enter into alternative supply arrangements at commercially acceptable rates, if at all. Moreover, the manufacturers utilized by us may not provide sufficient quantities of product that meet our specifications or delivery, cost and other requirements.

 . We Depend on Collaborations with Third Parties Which May Reduce our Product Revenues or Restrict our Ability to Commercialize Products. We may enter into various arrangements with corporate and academic collaborators, licensors, licensees and others. As a result, our ultimate success may depend upon the success of these third parties. We have obtained, and intend to obtain in the future, licensed rights to certain proprietary technologies and compounds from other entities, individuals and research institutions, to which we may be obligated to pay license fees, make milestone payments and pay royalties. We may be unable to enter into collaborative, license or other arrangements that we need to develop and commercialize our drug candidates. Moreover, we may not realize the contemplated benefits from such collaborative, license or other arrangements. These arrangements may place responsibility on our collaborative partners for preclinical testing, human clinical trials, the preparation and submission of applications for regulatory approval, or for marketing, sales and distribution support for product commercialization. These arrangements may also require us to transfer certain material rights to corporate partners, licensees and others. Any license or sublicense of our commercial rights may reduce our product revenue. Moreover, we may not derive any revenues or profits from these arrangements. In addition, our current strategic arrangements may not continue and we may be unable to enter into future collaborations. Collaborators may also pursue alternative technologies or drug candidates either on their own or in collaboration with others in direct competition with us.

 . We Depend on Patent and Proprietary Rights Which May Offer Only Limited Protection Against Potential Infringement. The pharmaceutical industry places considerable importance on obtaining patent and trade secret protection for new technologies, products and processes. Our success depends, in part, on our ability to develop and maintain a strong patent position for our products and technologies both in the United States and in other countries. We intend to file applications as appropriate for patents covering the composition of matter of our drug candidates, the proprietary processes for producing such compositions, and the uses of our drug candidates. We have five issued U.S. patents and twelve pending U.S. patent applications. We have licensed from Sanofi S.A. the exclusive U.S. and Canadian rights to antiviral agents for use in enterovirus and rhinovirus indications, which are the subject of two issued U.S. patents and two related Canadian patent applications owned by Sanofi S.A. We depend upon Sanofi S.A. to prosecute such patent applications and protect such patent rights. We also have filed four patent applications in certain foreign jurisdictions.

  In order to protect our proprietary technology and processes, we also rely on trade secrets, know-how and continuing technological advancements. We have entered into confidentiality agreements with our employees, consultants, advisors and collaborators. However, these parties may not honor these agreements and we may not be able to successfully protect our rights to unpatented trade secrets and know-how. Others may independently develop substantially equivalent proprietary information and techniques or otherwise gain access to our trade secrets and know-how.

  Many of our scientific and management personnel were previously employed by competing companies. As a result, such companies may allege trade secret violations and similar claims against us.

  To facilitate development of our proprietary technology base, we may need to obtain licenses to patents or other proprietary rights from other parties. If we are unable to obtain such licenses, our product development efforts may be delayed.

  We may collaborate with universities and governmental research organizations which, as a result, may acquire certain rights to any inventions or technical information derived from such collaboration.

  We may incur substantial costs in asserting any patent rights and in defending suits against us related to intellectual property rights. Such disputes could substantially delay our drug development or commercialization activities. The U.S. Patent and Trademark Office or a private party could institute an interference proceeding relating to our patents or patent applications. An opposition or revocation proceeding could be instituted in the patent offices of foreign jurisdictions. An adverse decision in any such proceeding could result in the loss of our rights to a patent or invention.

 . We May Not Receive Third-Party Reimbursement for Any of our Product Candidates. Our future revenues, profitability and access to capital will be affected by the continuing efforts of governmental and private third-party payors to contain or reduce the costs of health care through various means. We expect a number of federal, state and foreign proposals to control the cost of drugs through governmental regulation. We are unsure of the form that any health care reform legislation may take or what actions federal, state, foreign, and private payors may take in response to the proposed reforms. Therefore, we cannot predict the effect of any implemented reform on our business.

  Our ability to commercialize any products successfully will depend, in part, on the extent to which reimbursement for the cost of such products and related treatments will be available from government health administration authorities, such as Medicare and Medicaid in the United States, private health insurers and other organizations. Significant uncertainty exists as to the reimbursement status of newly approved health care products, particularly for indications for which there is no current effective treatment or for which medical care typically is not sought. Adequate third-party coverage may not be available to enable us to maintain price levels sufficient to realize an appropriate return on our investment in product research and development. If adequate coverage and reimbursement levels are not provided by government and third-party payors for use of our products, our products may fail to achieve market acceptance.

 . We Face Intense Competition. There are many entities, both public and private, including well-known, large pharmaceutical companies, chemical companies, biotechnology companies and research institutions, engaged in developing pharmaceuticals for applications similar to those targeted by us. Many of these companies have substantially greater resources and experience than we have. Accordingly, our competitors may succeed in obtaining regulatory approval for products more rapidly and more effectively than we do. Competitors may succeed in developing products that are more effective and less costly than any that may be developed by us and also may prove to be more successful in the manufacture and marketing of products.

 . We May Not be Able to Keep Pace with Technological Changes in the Biopharmaceutical Industry Which May Prevent Us from Commercializing our Drug Candidates. Our business is characterized by extensive research efforts and rapid technological progress. New developments in molecular biology, medicinal chemistry and other fields of biology and chemistry are expected to continue at a rapid pace in both industry and academia. Research and discoveries by others may render some or all of our programs or drug candidates non-competitive or obsolete.

  Our business strategy is based, in part, upon the application of our technology platform to discover and develop pharmaceutical products for the treatment of infectious human diseases. This strategy is subject to the risks inherent in the development of new products using new and emerging technologies and approaches. There are no approved drugs on the market for the treatment of certain of the disease indications being targeted by us.

  Unforeseen problems may develop with our technologies or applications. We may not be able to successfully address technological challenges that we encounter in our research and development programs and may not ultimately develop commercially feasible products.

 . Our Drug Candidates, Including Pleconaril, May Not Be Accepted by the Market Which Would Adversely Affect our Business. Our drug candidates, if approved by the FDA and other regulatory authorities, may not achieve market acceptance. The degree of market acceptance will depend upon a number of factors, including:

    . the receipt and timing of regulatory approvals;

    . the availability of third-party reimbursement; and

    . the establishment and demonstration in the medical community of the clinical safety, efficacy and cost-effectiveness of drug candidates, as well as their advantages over existing technologies and therapeutics.

  We may not be able to successfully manufacture and market our drug candidates even if they perform successfully in clinical applications. Furthermore, physicians or the medical community in general may not accept and utilize any of our therapeutic products.

 .  We Depend on Key Personnel Whom We May Not Be Able to Recruit or
Retain. Because of the specialized scientific nature of our business, we are highly dependent upon qualified scientific, technical and managerial personnel. There is intense competition for qualified personnel in the pharmaceutical field. Therefore, we may not be able to attract and retain the qualified personnel necessary for the development of our business. The loss of the services of existing personnel, as well as the failure to recruit additional key scientific, technical and managerial personnel in a timely manner would be detrimental to our research and development programs and to our business. We do not maintain "key man" life insurance on any of our employees.

  Our anticipated growth and expansion into new areas and activities will require additional expertise and the addition of new qualified personnel.

 . We Are Subject to Environmental Risks Which May Adversely Affect Our Business. Our research and development processes involve the controlled use of hazardous, infectious and radioactive materials. We are subject to stringent federal, state and local laws, rules, regulations and policies governing the use, generation, manufacture, storage, air emission, effluent discharge, handling and disposal of certain materials and wastes. We may be required to incur significant costs to comply with environmental laws, rules, regulations and policies. In addition, our business may be adversely affected by current or future environmental laws, rules, regulations and policies or by any releases or discharges of materials that could be hazardous.

  We utilize radioactive and other materials that could be hazardous to human health, safety or the environment. We store these materials and various wastes resulting from their use at our facility pending ultimate use and disposal. Although we believe that our safety procedures for handling and disposing of such materials comply with federal, state and local laws, rules, regulations and policies, the risk of accidental injury or contamination from these materials cannot be entirely eliminated. If such an accident occurs, we could be held liable for any resulting damages, and any such liability could exceed our resources. We do not maintain a separate insurance policy for these types of risks.

 . We Are Subject to Product Liability Claims Which May Adversely Affect Our Business. The administration of drugs to humans, whether in clinical trials or after marketing clearance is obtained, can result in product liability claims. Product liability claims can be expensive, difficult to defend and may result in large judgments or settlements against us. In addition, third party collaborators and licensees may not protect us from product liability claims. Although we maintain product liability insurance, claims could exceed the coverage obtained. Even if a claim is not successful, defending such a claim may be time-consuming and expensive.

ITEM 2. PROPERTIES

  The Company's principal facility consists of approximately 48,400 square feet of leased laboratory and office space in Exton, Pennsylvania. The Company's lease for such facility expires in 2008 and has two five year renewal options. The Company also has the right under the lease, under certain circumstances, to expand the facility to 86,500 square feet and to purchase the facility.

ITEM 3.  LEGAL PROCEEDINGS

  None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  None.

Executive Officers of the Registrant

  The executive officers of the Company and their respective ages and positions with the Company are as follows:

            Name             Age                    Position
            ----             ---                    --------
 Claude H. Nash.............  56 Chief Executive Officer, President and
                                 Chairman of the Board of Directors
 Marc S. Collett, Ph.D......  47 Vice President, Discovery Research
 Guy D. Diana, Ph.D.........  63 Vice President, Chemistry Research
 Thomas F. Doyle............  38 Vice President, General Counsel and Secretary
 Johanna A. Griffin, Ph.D...  54 Vice President, Business Development
 Michael Kelly..............  34 Executive Director, Marketing
 Mark A. McKinlay, Ph.D. ...  47 Vice President, Research & Development
 Vincent J. Milano..........  35 Vice President, Chief Financial Officer and
                                 Treasurer

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

                                                                 High     Low
                                                                ------- -------
     1997
     First Quarter............................................. $ 13.75 $  9.00
     Second Quarter............................................ $ 18.75 $ 9.688
     Third Quarter............................................. $22.625 $ 14.00
     Fourth Quarter............................................ $ 22.75 $ 16.00
     1998
     First Quarter............................................. $ 21.75 $  16.5
     Second Quarter............................................ $26.125 $19.625
     Third Quarter............................................. $ 24.25 $ 14.00
     Fourth Quarter............................................ $ 20.00 $ 7.875
     1999
     January 1 through February 28............................. $ 13.00 $  7.00

Holders and Dividends

  There were approximately 71 record holders of the Company's Common Stock as of March 1, 1999. The Company has not declared or paid cash dividends on its Common Stock since its inception and does not intend to do so in the foreseeable future. See "Management's Discussion and Analysis of Financial Condition and Results of Operation" in Item 7 of this Annual Report on Form 10-K.

Recent Sales of Unregistered Securities

  In November 1998, the Company issued 17,623 shares of Common Stock pursuant to a cashless exercise of warrants that were otherwise exercisable on a cash basis for 21,675 shares of Common Stock. No underwriter or placement agent was involved in these transactions. The issuance of Common Stock upon exercise of the warrants was made in reliance on Section 4(2) of the Securities Act of 1933, as amended.

ITEM 6. SELECTED FINANCIAL DATA

  The selected financial data presented below under the caption "Balance Sheet Data" as of December 31, 1994, 1995, 1996, 1997 and 1998, and under the caption "Statement of Operations Data" for the period from December 5, 1994 (inception) through December 31, 1994 and the years ended December 31, 1995, 1996, 1997 and 1998 are derived from financial statements of the Company which have been audited by KPMG LLP, independent certified public accountants. The data set forth below should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations, the Financial Statements and the Notes thereto and the other financial information included elsewhere in this Report. The Company is considered a "development stage company" as described in Note 1 of the Company's Financial Statements.

                          Period from
                          December 5,
                              1994
                          (inception)
                            through     Year Ended    Year Ended    Year Ended    Year Ended
                          December 31, December 31,  December 31,  December 31,  December 31,
                              1994         1995          1996          1997          1998
                          ------------ ------------  ------------  ------------  ------------
Statement of Operations
 Data:
License fee and mile-
 stones revenue.........   $        0  $         0   $ 1,000,000   $  1,500,000  $  1,500,000
Grant revenue...........            0       90,813       436,081              0             0
                           ----------  -----------   -----------   ------------  ------------
Total revenues..........            0       90,813     1,436,081      1,500,000     1,500,000
                           ----------  -----------   -----------   ------------  ------------
Operating expenses:
Research and develop-
 ment...................       75,779    2,930,106     6,694,703     10,928,976    25,130,232
General and administra-
 tive...................      243,318    1,091,299     1,421,524      3,341,081     4,375,800
                           ----------  -----------   -----------   ------------  ------------
Total operating ex-
 penses.................      319,097    4,021,405     8,116,227     14,270,057    29,506,032
Interest income, net....            0       75,730       285,142      1,320,174     1,603,916
                           ----------  -----------   -----------   ------------  ------------
Net loss................   $ (319,097) $(3,854,862)  $(6,395,004)  $(11,449,883) $(26,402,116)
                           ==========  ===========   ===========   ============  ============
Net loss per share: (1)
  Basic.................               $     (4.67)  $     (3.89)  $      (1.13) $      (2.30)
  Diluted...............                     (3.52)        (3.44)         (1.13)        (2.30)
Shares used in computing
 net loss per share: (1)
  Basic.................                   828,750     2,053,114     10,092,590    11,485,589
  Diluted...............                 1,099,396     2,323,760     10,092,590    11,485,589
                           ----------  -----------   -----------   ------------  ------------

                                              December 31,
                         ---------------------------------------------------------
                           1994       1995        1996        1997        1998
                         --------  ----------  ----------- ----------- -----------
Balance Sheet Data:
Cash, cash equivalents
 and short-term
 investments............ $ 22,870  $4,713,426  $22,547,679 $43,368,462 $20,011,782
Working capital (defi-
 cit)................... (243,172)  3,270,375   20,001,703  37,209,028  11,490,395
Total assets............   24,870   4,873,845   23,452,879  46,275,480  23,657,401
Loan payable-
 noncurrent.............        0           0            0     416,667   1,822,917
Long-term capital
 leases.................        0           0      104,571      53,186       2,807
Mandatorily redeemable
 convertible preferred
 stock..................   60,000   7,416,604            0           0           0
Total stockholders' eq-
 uity (deficit)......... (303,172) (4,089,758)  20,605,161  39,150,871  12,836,031

--------
(1) See Note 2 of Notes to Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  Our disclosure and analysis in this report contains some forward-looking statements. Forward-looking statements give our current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current facts. They use words such as "anticipate," "estimate," "expect," "project," "intend," "plan," "believe," and other words and terms of similar meaning in connection with any discussion of future operating or financial performance. In particular, these include statements relating to present or anticipated scientific progress, development of potential pharmaceutical products, future revenues, capital expenditures, research and development expenditures, future financings and collaborations, personnel, manufacturing requirements and capabilities, and other statements regarding matters that are not historical facts or statements of current condition.

  Any or all of our forward-looking statements in this report may turn out to be wrong. They can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties. Many factors mentioned in the discussion below will be important in determining future results. Consequently, no forward-looking statement can be guaranteed. Actual future results may vary materially. We do not intend to update our forward-looking statements to reflect future events or developments.

  Since inception, the Company has devoted substantially all of its resources to its research and product development programs. ViroPharma has generated no revenues from product sales and has been dependent upon funding primarily from equity financing. The Company does not expect any revenues from product sales for at least the next eighteen-month period. The Company has not been profitable since inception and has incurred a cumulative net loss of $48,420,962 through December 31, 1998. Losses have resulted principally from costs incurred in research and development activities and general and administrative expenses. The Company expects to incur additional operating losses over at least the next several years. The Company expects such losses to increase over historical levels, primarily due to expected increases in the Company's research and development expenses, further clinical trials of the Company's most advanced drug candidate, pleconaril (including any significant additional studies for approval in the European Union, if any are required), and milestone payments that may be payable under the terms of the Company's Agreement with Sanofi, S.A. in respect of pleconaril. Also, the Company expects to incur expenses related to its marketing and market research activities for pleconaril, its development of a marketing and sales staff and further research and development related to other product candidates. The Company's ability to achieve profitability is dependent on developing and obtaining regulatory approvals for its product candidates, successfully commercializing such product candidates, which may include entering into collaborative agreements for product development and commercialization, and securing contract manufacturing services.

Liquidity and Capital Resources

  The Company commenced operations in December 1994. The Company is a development stage company and to date has not generated revenues from product sales. The cash flows used in operations are primarily for research and development activities and the supporting general and administrative expenses. Through December 31, 1998, the Company has used approximately $38.6 million in operating activities. The Company invests its cash in short-term investments. Through December 31, 1998, the Company has used approximately $22.6 million in investing activities, including $18.8 million in short-term investments and $3.3 million in equipment purchases and new construction. Through December 31, 1998, the Company has financed its operations primarily through public offerings of Common Stock, private placements of redeemable preferred stock, two bank loans, equipment lease lines and a milestone advance totaling approximately $62.3 million. At December 31, 1998, the Company had cash and cash equivalents and short-term investments aggregating approximately $20 million.

  The Company leases its corporate and research and development facilities under an operating lease expiring in 2008. The Company moved to its current location in March 1998. The Company also has the right to expand the facility and, under certain circumstances, to purchase the new facility at a purchase price based on a predetermined formula. The Company has financed substantially all of its equipment under two master lease agreements and two bank loans. The first bank loan, which was consummated in February 1997, is for $600,000, is payable in equal annual installments over 72 months and bears interest at approximately 9%. The second bank loan, which was consummated in December 1998, is for $500,000, is payable in equal annual installments over 60 months and bears interest at approximately 7.5%. The Company is required to repay amounts outstanding under the two leases within periods ranging from 32 to 48 months. As of March 1, 1999, outstanding borrowings under these arrangements are approximately $1,000,000.

  Under the Company's agreement with Sanofi S.A. ("Sanofi"), the Company is required to make certain payments to Sanofi, including royalties, as defined, should agreed-upon future milestones be attained. The milestone events contemplate regulatory submissions of new drug applications and regulatory approvals in various jurisdictions. There can be no assurance that any such milestones will be attained.

  The Company and SELOC France entered into an Addendum to their Development Agreement in 1998 (the "SELOC Addendum"). Under the SELOC Addendum, SELOC has manufactured two validation batches of pleconaril drug substance, and the Company anticipates that SELOC will manufacture a third validation batch of bulk drug substance in 1999. SELOC also is assisting the Company under the SELOC Addendum in preparing the pleconaril drug master file and is preparing certain documentation that will be required in connection with the Company's New Drug Application for pleconaril. The Company estimates that $1.0 million will be payable under the Addendum in 1999.

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

  The Company has incurred losses from its operations since inception. The Company expects to incur additional operating losses over at least the next several years. The Company expects such losses to increase over historical levels, primarily due to expected increases in the Company's research and development expenses, further clinical trials and clinical development of the Company's most advanced drug candidate, pleconaril (including any significant additional studies for approval in the European Union, if any are required), and milestone payments that may be payable under the terms of the Company's Agreement with Sanofi, S.A. in respect of pleconaril. Also, the Company expects to incur expenses related to its marketing and market research activities for pleconaril, its development of a marketing and sales staff and further research and development related to other product candidates. The Company will require additional financing for operations and expansion of its facilities prior to achieving positive cash flows from its commercial activities. The Company expects that it will need additional financing to complete all clinical studies for pleconaril, for the development and required testing of the Company's other product candidates, and to develop its marketing and sales staffs. To obtain this financing, the Company expects to access the public or private equity markets or enter into additional arrangements with corporate collaborators. To the extent the Company raises additional capital by issuing equity securities, ownership dilution to existing stockholders may result. There can be no assurance, however, that additional financing will be available on acceptable terms from any source.

Results of Operations

Years ended December 31, 1998 and 1997

  The Company earned and received two milestone payments for $1,500,000 from BI for each of the years ended December 31, 1998 and 1997. Net interest income increased to $1,603,916 for the year ended December 31, 1998 from $1,320,174 for the year ended December 31, 1997, principally due to larger invested balances provided by the proceeds of a follow-on public offering in July 1997.

  Research and development expenses increased to $25,130,232 for the year ended December 31, 1998 from $10,928,976 for the year ended December 31, 1997. The increase was principally due to the cost of ongoing multiple clinical trials, including the manufacture of bulk drug substance for stability and validation batches, related to pleconaril being conducted in the year ended December 31, 1998. The Company recorded $1,200,000 as a reduction to research and development expenses in the year ended December 31, 1998 for the adjustment to a milestone payable to Sanofi and the reimbursement from Sanofi for a previously paid license fee. Such amounts were originally recorded as research and development expenses in prior periods. Also, the Company had more scientists conducting discovery research in the year ended December 31, 1998 compared to the year ended December 31, 1997 in the area of advancement of drug candidates for the Company's RSV pneumonia and hepatitis C programs. In addition, the Company incurred increased expenses for pre-clinical activities for the RSV pneumonia discovery research program in the year ended December 31, 1998 versus the year ended December 31, 1997.

  General and administrative expenses increased to $4,375,800 for the year ended December 31, 1998 from $3,341,081 for the year ended December 31, 1997. The increase is principally due to increased marketing and market research expenses related to pleconaril, salary expenses and facilities costs related to the Company's move to its current facilities in March 1998.

  The net loss increased to $26,402,116 for the year ended December 31, 1998 from $11,449,883 for the year ended December 31, 1997.

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

Year 2000 Impact

  The Company has assessed the potential impact of the year 2000 issue on the ability of the Company's computerized information systems to accurately process information that may be date-sensitive. To date, the Company has not expended material amounts on the year 2000 issue. Any of the Company's programs or computer-supported operations that recognize a date using "00" as the year 1900 rather than the year 2000 could result in errors or system failures. The Company utilizes a number of computer programs across its entire operation, including computer programs of third parties with whom the Company does business. The Company has completed its assessment, and currently believes that costs of addressing this issue will not have a material adverse impact on the Company's financial position or results of operations. However, if the Company and third parties upon which it relies are unable to address this issue in a timely manner, it could result in a material financial risk to the Company. In order to assure that this does not occur, the Company is seeking confirmation from all companies providing drug development or manufacturing products or services to ViroPharma that these companies have taken appropriate steps to eliminate year 2000 computer risks. The Company plans to devote all resources required to resolve any significant year 2000 issues in a timely manner.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

  Not Applicable.

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

 Exhibit No.                             Description
 -----------                             -----------
    3.1      Second Amended and Restated Certificate of Incorporation of the
             Company.(1) (Exhibit 3.1)
    3.2*     Certificate of Designation establishing and designating the Series
             A Junior Participating Preferred Shares.
    3.3      By-Laws of the Company, as amended.(1) (Exhibit 3.3)
    4.1      Rights Agreement, dated as of September 10, 1998, between
             ViroPharma Incorporated and StockTrans, Inc., as Rights Agent.
             (Exhibit 4.1)(4)
   10.1++    ViroPharma Incorporated Stock Option Plan (5)
   10.2+     Agreement dated December 22, 1995 between the Company and Sanofi.
             (1) (Exhibit 10.6)
   10.3      Form of Employment Agreement. (1) (Exhibit 10.8)
   10.4      Form of Indemnification Agreement. (1) (Exhibit 10.9)
   10.5      Restricted Stock Purchase Agreement dated as of January 17, 1996, by and between the Company and Frank Baldino, Jr. (1) (Exhibit
             10.11)
   10.6      Series B Convertible Preferred Stock Purchase Agreement dated as of June 16, 1995 among the Company and each of the entities on the
             "Schedule of Purchasers" attached thereto as Schedule A. (1)
             (Exhibit 10.12)
   10.7      Series C Convertible Preferred Stock Purchase Agreement dated as of May 30, 1996 among the Company and each of the individuals and entities on the "Schedule of Purchasers" attached thereto as
             Schedule A. (1) (Exhibit 10.13)
   10.8      Amended and Restated Investors' Rights Agreement, dated as of May
             30, 1996, by and among the Company and the persons identified on
             Schedule A, Schedule B and the Schedule of Founders thereto. (1)
             (Exhibit 10.16)
   10.9      Amendment to Restricted Stock Purchase Agreement dated as of
             January 17, 1996, among the Company and Frank Baldino, Jr., dated as of January 17, 1996. (1) (Exhibit 10.18)
   10.10     Development Agreement dated as of April 16, 1997, by and among
             SELOC AG, SICOR, S.A. and the Company. (2) (Exhibit 10.19)
   10.11     First Amendment to Agreement dated as of February 21, 1997 by and between Sanofi and the Company. (2) (Exhibit 10.20)
   10.12     Promissory Note of Jon M. Rogers and Traci J. Rogers, dated as of
             June 12, 1997. (2) (Exhibit 10.21)
   10.13     Lease, dated July 21, 1997, between the Company and The Hankin
             Group. (2) (Exhibit 10.23)
   10.14     Purchase Option Agreement, dated July 21, 1997, between the
             Company and The Hankin Group. (2) (Exhibit 10.24)
   10.15     Escrow Agreement, dated July 21, 1997, among the Company, The
             Hankin Group and Manito Abstract Company, Inc. (2) (Exhibit 10.25)
   10.16     Consulting Agreement dated July 31, 1997 between the Company and
             Frank Baldino, Jr. (2) (Exhibit 10.27)
   10.17     Promissory Note of Vincent J. Milano and Christie A. Milano, dated
             August 20, 1997. (3) (Exhibit 10.29)

 Exhibit No.                             Description
 -----------                             -----------
    10.18    Consulting Agreement dated November 13, 1997 between the Company and David J. Williams. (6) (Exhibit 10.26)
    10.19    Promissory Note of Michael Kelly and Joan C. Kelly, dated February
             18, 1998. (7) (Exhibit 10.27)
    10.20    Addendum to Development Agreement dated as of March 1, 1998 between the Company and SELOC France. (8) (Exhibit 10.28)
    11*      Statement of Computation of Loss Per Share.
    23*      Consent of KPMG LLP.
    24*      Power of Attorney (included on signature page).
    27*      Financial Data Schedule.

--------
 * Filed herewith.
 + Portions of this exhibit were omitted and filed separately with the Secretary of the Commission pursuant to an application for confidential treatment filed with the Commission pursuant to Rule 406 under the Securities Act of 1933, as amended.
++ Compensation plans and arrangements for executives and others.
(1) Filed as an Exhibit to Registration Statement on Form S-1 (File No. 333-12407), as amended, initially filed on September 20, 1996.
(2) Filed as an Exhibit to Registration Statement on Form S-1 (File No. 333-30005), as amended, initially filed on June 25, 1997.
(3) Filed as an Exhibit to Registrant's Form 10-Q for the quarter ended September 30, 1997.
(4) Filed as an Exhibit to the Company's Current Report on Form 8-K filed with the Commission on September 21, 1998.
(5) Filed as an Annex to the Company's Proxy Statement filed with the Commission on April 15, 1998.
(6) Filed as an Exhibit to Registrant's Form 10-K for the year ended December 31, 1997.
(7) Filed as an Exhibit to Registrant's Form 10-Q for the quarter ended March 31, 1998.
(8) Filed as an Exhibit to Registrant's Form 10-Q for the quarter ended June 30, 1998.

  Copies of the exhibits are available to stockholders from Thomas F. Doyle, Vice President, General Counsel and Secretary, ViroPharma Incorporated, 405 Eagleview Boulevard, Exton, Pennsylvania 19341. There will be a fee to cover the Company's expenses in furnishing the exhibits.

  (b) Reports on Form 8-K

  There were no reports on Form 8-K filed by the Company for the quarter ended December 31, 1998.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          VIROPHARMA INCORPORATED

                                            /s/ Vincent J. Milano
                                          By:__________________________________
                                            Vincent J. Milano
                                            Vice President, Chief Financial
                                            Officer
                                            and Treasurer

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

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

                 Name                           Capacity                 Date
                 ----                           --------                 ----

        /s/ Claude H. Nash             President, Chief Executive   March 29, 1999
______________________________________ Officer and Chairman of
            Claude H. Nash             the Board (Principal
                                       Executive Officer)

      /s/ Vincent J. Milano            Vice President, Chief        March 29, 1999
______________________________________ Financial Officer and
          Vincent J. Milano            Treasurer (Principal
                                       Financial and Accounting
                                       Officer)

        /s/ Claude H. Nash             Director                     March 29, 1999
______________________________________
            Claude H. Nash

  /s/ Frank Baldino, Jr., Ph.D.        Director                     March 29, 1999
______________________________________
      Frank Baldino, Jr., Ph.D.

       /s/ Robert J. Glaser            Director                     March 29, 1999
______________________________________
           Robert J. Glaser

                 Name                           Capacity                 Date
                 ----                           --------                 ----

        /s/ Ann H. Lamont              Director                     March 29, 1999
______________________________________
            Ann H. Lamont

         /s/ Howard Pien               Director                     March 29, 1999
______________________________________
             Howard Pien

      /s/ David J. Williams            Director                     March 29, 1999
______________________________________
          David J. Williams

                            ViroPharma Incorporated
                         (A Development Stage Company)

                         Index to Financial Statements

                                                                          Page
                                                                        --------
Independent Auditors' Report..........................................       F-2
Balance Sheets at December 31, 1997 and 1998..........................       F-3
Statements of Operations and Comprehensive Loss for the years ended
 December 31, 1996, 1997 and 1998, and the period December 5, 1994
 (Inception) to December 31, 1998.....................................  F-4, F-5
Statements of Stockholders' Equity (Deficit) for the period December
 5, 1994 (Inception) to December 31, 1995, and the years ended
 December 31, 1996, 1997, and 1998....................................       F-6
Statements of Cash Flows for the years ended December 31, 1996, 1997 and 1998, and the period December 5, 1994 (Inception) to December 31,
 1998.................................................................       F-7
Notes to Financial Statements.........................................       F-8

                         Independent Auditors' Report

The Stockholders and Board of Directors
ViroPharma Incorporated:

  We have audited the accompanying balance sheets of ViroPharma Incorporated (A Development Stage Company) as of December 31, 1997 and 1998, and the related statements of operations, comprehensive loss, stockholders' equity (deficit) and cash flows for each of the years in the three-year period ended December 31, 1998 and for the period December 5, 1994 (Inception) to December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ViroPharma Incorporated (A Development Stage Company) as of December 31, 1997 and 1998, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1998 and for the period December 5, 1994 (Inception) to December 31, 1998, in conformity with generally accepted accounting principles.

                                          KPMG LLP

Princeton, New Jersey
February 23, 1999

                            ViroPharma Incorporated
                         (A Development Stage Company)
                                 Balance Sheets
                           December 31, 1997 and 1998

                                                          December 31,
                                                    --------------------------
                                                        1997          1998
                                                    ------------  ------------
Assets
Current assets:
  Cash and cash equivalents........................ $  4,204,330  $  1,076,682
  Short-term investments...........................   39,164,132    18,935,100
  Notes receivable from officers--current..........       33,691        39,205
  Other current assets.............................      461,631       435,054
                                                    ------------  ------------
    Total current assets...........................   43,863,784    20,486,041
Equipment and leasehold improvements, net..........    1,084,720     2,477,105
Construction in progress...........................      860,975           --
Restricted investments.............................      300,000       550,000
Notes receivable from officers--noncurrent.........       84,102        62,356
Other assets.......................................       81,899        81,899
                                                    ------------  ------------
    Total assets................................... $ 46,275,480  $ 23,657,401
                                                    ============  ============
Liabilities and Stockholders' Equity
Current liabilities:
  Accounts payable................................. $    919,970  $  1,442,756
  Loans payable--current...........................      100,000       200,000
  Obligation under capital lease--current..........       61,487        50,379
  Milestone advance................................    1,000,000           --
  Accrued expenses and other current liabilities...    4,573,299     7,302,511
                                                    ------------  ------------
    Total current liabilities......................    6,654,756     8,995,646
Loans payable--noncurrent..........................      416,667     1,822,917
Obligation under capital lease--noncurrent.........       53,186         2,807
                                                    ------------  ------------
                                                       7,124,609    10,821,370
                                                    ------------  ------------
Stockholders' equity:
  Preferred stock, par value $.001 per share.
   Authorized 5,000,000 shares in 1997 and 1998;
   none issued and outstanding.....................          --            --
  Common stock, par value $.002 per share.
   Authorized 27,000,000 shares in 1997 and 1998;
   issued and outstanding 11,464,106 at December
   31, 1997 and 11,516,794 at December 31, 1998....       22,928        23,034
  Additional paid-in capital.......................   61,322,384    61,373,998
  Deferred compensation............................     (451,721)     (247,601)
  Unrealized gains on available for sale
   securities......................................      276,126       107,562
  Deficit accumulated during the development
   stage...........................................  (22,018,846)  (48,420,962)
                                                    ------------  ------------
    Total stockholders' equity.....................   39,150,871    12,836,031
Commitments
    Total liabilities and stockholders' equity..... $ 46,275,480  $ 23,657,401
                                                    ============  ============

--------
See accompanying notes to financial statements.

                            ViroPharma Incorporated
                         (A Development Stage Company)
                            Statements of Operations
               The years ended December 31, 1996, 1997 and 1998,
        and the period December 5, 1994 (Inception) to December 31, 1998

                                                                       Period
                                                                    December 5,
                                                                        1994
                                 Year ended December 31,           (Inception) to
                          ---------------------------------------   December 31,
                             1996          1997          1998           1998
                          -----------  ------------  ------------  --------------
Revenues:
  License fee and
   milestones revenue...  $ 1,000,000  $  1,500,000  $  1,500,000   $  4,000,000
  Grant revenue.........      436,081           --            --         526,894
                          -----------  ------------  ------------   ------------
    Total revenues......    1,436,081     1,500,000     1,500,000      4,526,894
                          -----------  ------------  ------------   ------------
Operating expenses
 incurred in the
 development stage:
  Research and
   development..........    6,694,703    10,928,976    25,130,232     45,759,796
  General and
   administrative.......    1,421,524     3,341,081     4,375,800     10,473,022
                          -----------  ------------  ------------   ------------
    Total operating
     expenses...........    8,116,227    14,270,057    29,506,032     56,232,818
                          -----------  ------------  ------------   ------------
    Loss from
     operations.........   (6,680,146)  (12,770,057)  (28,006,032)   (51,705,924)
Interest income, net....      285,142     1,320,174     1,603,916      3,284,962
                          -----------  ------------  ------------   ------------
    Net loss............  $(6,395,004) $(11,449,883) $(26,402,116)  $(48,420,962)
                          ===========  ============  ============   ============
Accretion of redemption
 value attributable to
 mandatorily redeemable
 convertible preferred
 stock..................    1,597,341           --            --       1,616,445
                          -----------  ------------  ------------   ------------
Net loss allocable to
 common stockholders....  $(7,992,345) $(11,449,883) $(26,402,116)  $(50,037,407)
                          ===========  ============  ============   ============
Net loss per share:
  Basic.................  $     (3.89) $      (1.13) $      (2.30)
                          ===========  ============  ============
  Diluted...............  $     (3.44) $      (1.13) $      (2.30)
                          ===========  ============  ============
Shares used in computing
 net loss per share:
  Basic.................    2,053,114    10,092,590    11,485,589
                          ===========  ============  ============
  Diluted...............    2,323,760    10,092,590    11,485,589
                          ===========  ============  ============


See accompanying notes to financial statements

                            ViroPharma Incorporated
                         (A Development Stage Company)
                        Statements of Comprehensive Loss
               The years ended December 31, 1996, 1997 and 1998,
        and the period December 5, 1994 (Inception) to December 31, 1998

                                                                      Period
                                                                   December 5,
                                                                       1994
                                Year ended December 31,           (Inception) to
                         ---------------------------------------   December 31,
                            1996          1997          1998           1998
                         -----------  ------------  ------------  --------------
Net loss................ $(6,395,004) $(11,449,883) $(26,402,116)  $(48,420,962)
                         -----------  ------------  ------------   ------------
Other comprehensive
 income (loss):
  Unrealized holding
   gains (losses)
   arising during
   period...............      58,311       276,126       107,562        468,741
  Less: reclassification
   adjustment for gains
   included in net
   loss.................      26,742        58,311       276,126        361,179
                         -----------  ------------  ------------   ------------
Unrealized gains
 (losses) on available
 for sale securities....      31,569       217,815      (168,564)       107,562
                         -----------  ------------  ------------   ------------
Comprehensive loss...... $(6,363,435) $(11,232,068) $(26,570,680)  $(48,313,400)
                         -----------  ------------  ------------   ------------

--------
See accompanying notes to financial statements.

                            ViroPharma Incorporated
                         (A Development Stage Company)
                  Statements of Stockholders' Equity (Deficit)
 Period December 5, 1994 (Inception) to December 31, 1995, and the years ended
                        December 31, 1996, 1997 and 1998

                                                                               Unrealized      Deficit
                      Common Stock                     Notes                 gains (losses)  accumulated
                   -------------------  Additional   receivable               on available   during the         Total
                   Number of             paid-in     on common    Deferred      for sale     development    stockholders'
                     Shares    Amount    capital       stock    compensation   securities       stage      equity (deficit)
                   ---------- -------- ------------  ---------- ------------ -------------- -------------  ----------------
Balance, December
 5, 1994
 (Inception).....         --  $    --  $        --    $   --     $      --      $    --     $         --     $        --
 Issuance of
  common stock to
  founders.......     828,750    1,657       79,593   (1,625)       (79,625)         --               --              --
 Issuance costs
  of Series A and
  B preferred
  stock..........         --       --       (46,912)      --            --           --               --          (46,912)
 Proceeds from
  notes
  receivable.....         --       --           --      1,625           --           --               --            1,625
 Unrealized gains
  on available
  for sale
  securities.....         --       --           --        --            --        26,742              --           26,742
 Amortization of
  deferred
  compensation...         --       --           --        --         31,850          --               --           31,850
 Accretion of
  redemption
  value
  attributable to
  mandatorily
  redeemable
  convertible
  preferred
  stock..........         --       --       (19,104)      --            --           --               --          (19,104)
 Value attributed
  to issuance of
  warrants.......         --       --        90,000       --            --           --               --           90,000
 Net loss........         --       --           --        --            --           --        (4,173,959)     (4,173,959)
                   ---------- -------- ------------   -------    ----------     --------    -------------    ------------
Balance, December
 31, 1995........     828,750    1,657      103,577       --        (47,775)      26,742       (4,173,959)     (4,089,758)
 Deferred
  compensation
  resulting from
  grant of
  options........         --       --       753,461       --       (753,461)         --               --              --
 Amortization of
  deferred
  compensation...         --       --           --        --        139,899          --               --          139,899
 Unrealized gains
  on available
  for sale
  securities.....         --       --           --        --            --        31,569              --           31,569
 Issuance costs
  of Series C
  preferred
  stock..........         --       --       (27,100)      --            --           --               --          (27,100)
 Exercise of
  common stock
  grant and
  options........      72,420      145        6,955       --            --           --               --            7,100
 Value attributed
  to issuance of
  warrants.......         --       --        19,920       --            --           --               --           19,920
 Accretion of
  redemption
  value
  attributable to
  mandatorily
  redeemable
  convertible
  preferred
  stock..........         --       --    (1,597,341)      --            --           --               --       (1,597,341)
 Conversion of
  preferred stock
  to common
  stock..........   5,588,191   11,177   16,253,022       --            --           --               --       16,264,199
 Issuance of
  common stock,
  net of issuance
  costs..........   2,587,500    5,175   16,246,502       --            --           --               --       16,251,677
 Net loss........         --       --           --        --            --           --        (6,395,004)     (6,395,004)
                   ---------- -------- ------------   -------    ----------     --------    -------------    ------------
Balance, December
 31, 1996........   9,076,861   18,154   31,758,996       --       (661,337)      58,311      (10,568,963)     20,605,161
 Amortization of
  deferred
  compensation...         --       --           --        --        209,616          --               --          209,616
 Unrealized gains
  on available
  for sale
  securities.....         --       --           --        --            --       217,815              --          217,815
 Exercise of
  common stock
  options........      15,450       31        7,070       --            --           --               --            7,101
 Value attributed
  to issuance of
  warrants.......         --       --        15,936       --            --           --               --           15,936
 Issuance of
  common stock,
  net of issuance
  costs..........   2,300,000    4,600   29,510,475       --            --           --               --       29,515,075
 Cashless
  exercise of
  warrants.......      71,795      143         (143)      --            --           --               --              --
 Consulting
  expense related
  to option
  grants.........         --       --        30,050       --            --           --               --           30,050
 Net loss........         --       --           --        --            --           --       (11,449,883)    (11,449,883)
                   ---------- -------- ------------   -------    ----------     --------    -------------    ------------
Balance, December
 31, 1997........  11,464,106   22,928   61,322,384       --       (451,721)     276,126      (22,018,846)     39,150,871
 Amortization of
  deferred
  compensation...                                                   204,120                                       204,120
 Unrealized loss
  on available
  for sale
  securities.....         --       --           --        --            --      (168,564)             --         (168,564)
 Exercise of
  common stock
  options and
  warrants.......      52,688      106       23,613       --            --           --               --           23,719
 Value attributed
  to issuance of
  warrants.......         --       --        15,936       --            --           --               --           15,936
 Consulting
  expense related
  to option
  grants.........         --       --        12,065       --            --           --               --           12,065
 Net loss........         --       --           --        --            --           --       (26,402,116)    (26,402,116)
                   ---------- -------- ------------   -------    ----------     --------    -------------    ------------
Balance, December
 31, 1998........  11,516,794 $ 23,034 $ 61,373,998       --     $ (247,601)    $107,562    $ (48,420,962)   $ 12,836,031
                   ========== ======== ============   =======    ==========     ========    =============    ============

-------
See accompanying notes to financial statements.

                            ViroPharma Incorporated
                         (A Development Stage Company)
                            Statements of Cash Flows
  The years ended December 31, 1996, 1997 and 1998, and the period December 5,
                     1994 (Inception) to December 31, 1998

                                                                        Period
                                                                     December 5,
                                                                         1994
                                 Year ended December 31,            (Inception) to
                          ----------------------------------------   December 31,
                              1996          1997          1998           1998
                          ------------  ------------  ------------  --------------
Cash flows from
 operating activities:
 Net loss...............   $(6,395,004) $(11,449,883) $(26,402,116)  $(48,420,962)
 Adjustments to recon-
  cile net loss to net
  cash used in operating
  activities:
 Non-cash compensation
  expense...............       139,899       209,616       204,120        585,485
 Non-cash warrant val-
  ue....................        19,920        15,936        15,936        141,792
 Non-cash consulting ex-
  pense.................           --         30,050        12,065         42,115
 Depreciation and amor-
  tization expense......        58,022       288,278       428,165        774,465
 Changes in assets and
  liabilities:
 Other current assets...       (93,223)     (264,460)       26,577       (435,054)
 Notes receivable from
  officers..............           --       (117,793)       16,232       (101,561)
 Other assets...........        20,471       (45,899)          --         (81,899)
 Accounts payable.......        45,611       563,799       522,786      1,442,756
 Accrued expenses and
  other current liabili-
  ties..................     1,135,087     2,239,273     2,835,462      7,408,761
                          ------------  ------------  ------------   ------------
  Net cash used in oper-
   ating activities.....    (5,069,217)   (8,531,083)  (22,340,773)   (38,644,102)
                          ------------  ------------  ------------   ------------
Cash flows from invest-
 ing activities:
 Purchase of equipment..      (730,052)     (700,969)     (959,575)    (2,390,596)
 Construction in pro-
  gress.................           --       (860,975)          --        (860,975)
 Purchase of short-term
  investments...........   (15,335,938)  (61,108,260)  (26,206,929)  (113,669,858)
 Sales of short-term in-
  vestments.............           --      5,316,660           --       9,680,414
 Maturities of short-
  term investments......     8,006,520    28,282,652    46,017,397     84,611,906
                          ------------  ------------  ------------   ------------
  Net cash provided by
   (used in) investing
   activities ..........    (8,059,470)  (29,070,892)   18,850,893    (22,629,109)
                          ------------  ------------  ------------   ------------
Cash flows from financ-
 ing activities:
 Net proceeds from issu-
  ance of preferred
  stock.................     7,223,155           --            --      13,931,243
 Net proceeds from issu-
  ance of common stock..    16,258,777    29,522,176        23,719     45,804,672
 Proceeds from milestone
  advance...............           --      1,000,000           --       1,000,000
 Proceeds from loan pay-
  able..................           --        600,000       500,000      1,100,000
 Payment of loan pay-
  able..................           --        (83,333)     (100,000)      (183,333)
 Proceeds received on
  notes receivable......           --            --            --           1,625
 Proceeds from notes
  payable...............        12,500           --            --         692,500
 Payment of notes pay-
  able..................       (50,000)          --            --         (50,000)
 Obligation under capi-
  tal lease.............       157,521       (42,848)      (61,487)        53,186
                          ------------  ------------  ------------   ------------
  Net cash provided by
   financing activi-
   ties.................    23,601,953    30,995,995       362,232     62,349,893
                          ------------  ------------  ------------   ------------
Net increase (decrease)
 in cash and cash equiv-
 alents.................    10,473,266    (6,605,980)   (3,127,648)     1,076,682
Cash and cash equiva-
 lents at beginning of
 period.................       337,044    10,810,310     4,204,330            --
                          ------------  ------------  ------------   ------------
Cash and cash equiva-
 lents at end of peri-
 od.....................  $ 10,810,310  $  4,204,330  $  1,076,682   $  1,076,682
                          ============  ============  ============   ============
Supplemental disclosure
 of noncash transac-
 tions:
 Conversion of Note Pay-
  able to Series A and
  Series B Preferred
  Stock.................           --            --            --    $    642,500
 Conversion of
  mandatorily redeemable
  convertible preferred
  stock to common
  shares................  $ 16,264,199           --            --    $ 16,264,199
 Notes issued for
  828,750 common
  shares................           --            --            --    $      1,625
 Deferred compensation..  $    753,461           --            --    $    833,086
 Accretion of redemption
  value attributable to
  mandatorily redeemable
  convertible preferred
  stock.................  $  1,597,341           --            --    $  1,616,445
 Conversion of milestone
  advance to loan pay-
  able..................           --            --   $  1,000,000   $  1,000,000
 Unrealized gains (loss-
  es) on available for
  sale securities.......  $     31,569  $    217,815  $   (168,564)  $    107,562

--------
See accompanying notes to financial statements.

                            ViroPharma Incorporated
                         (A Development Stage Company)
                         Notes to Financial Statements
                          December 31, 1997 and 1998

1. Organization and Business Activities

  ViroPharma Incorporated (a development stage Company) (the "Company") commenced operations on December 5, 1994. The Company is a development stage pharmaceutical company engaged in the discovery and development of new antiviral medicines.

  The Company is devoting substantially all of its efforts towards conducting drug discovery and development, raising capital, conducting clinical trials, pursuing regulatory approval for products under development, recruiting personnel and building infrastructure. In the course of such activities, the Company has sustained operating losses and expects such losses to continue for the foreseeable future. The Company has not generated any significant revenues or product sales and has not achieved profitable operations or positive cash flow from operations. The Company's deficit accumulated during the development stage aggregated $48,420,962 through December 31, 1998. There is no assurance that profitable operations, if ever achieved, could be sustained on a continuing basis.

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

2. Basis of Accounting and Summary of Significant Accounting Policies

Cash and cash equivalents

  The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. All cash and cash equivalents are held in United States (U.S.) financial institutions.

Short-term investments

  Short-term investments consist primarily of debt securities backed by the U.S. government. The Company's entire short-term investment portfolio is currently classified as available for sale and is stated at fair value as determined by quoted market values. Changes in the net unrealized holding gains and losses are included as a separate component of stockholders' equity and comprehensive loss. For purposes of determining gross realized gains and losses, the cost of short-term investments sold is based upon specific identification. The Company has not experienced any significant realized gains or losses on its investments through December 31, 1998.

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

Equipment and leasehold improvements

  Equipment and leasehold improvements are recorded at cost. Depreciation and amortization is computed on a straight-line basis over the useful lives of the assets or the lease term, whichever is shorter, ranging from two to ten years.

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

                            ViroPharma Incorporated
                         (A Development Stage Company)
                         Notes to Financial Statements


2. Basis of Accounting and Summary of Significant Accounting Policies, cont.

Stock-based compensation

  The Company accounts for its stock option plan in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. As such, compensation cost is measured on the date of grant as the excess of the current market price of the underlying stock over the exercise price. Such compensation amounts are amortized over the respective vesting periods of the option grant. The Company adopted the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," which permits entities to provide pro forma net income (loss) and pro forma earnings (loss) per share disclosures for employee stock option grants as if the fair-value based method defined in SFAS No. 123 had been applied.

Net loss per share

  Basic earnings per share ("EPS") is calculated by dividing earnings (loss) by the weighted average shares outstanding. Diluted EPS would also include the effect of dilution to earnings of convertible securities and stock options. Net loss per share is computed by dividing the net loss by the weighted average number of shares of common stock outstanding plus the effect of an adjustment described below.

  Pursuant to Securities and Exchange Commission ("SEC") Staff Accounting Bulletin No. 98 ("SAB 98") issued in February 1998 and SEC staff policy, all common stock issued during the periods prior to the Company's initial public offering ("IPO") for nominal consideration are to be included in the calculation of basic net loss per share as if they were outstanding for all periods through the IPO. Common stock and potential common stock issued during the periods prior to the IPO for nominal consideration have been included in the calculation of diluted net loss per share, even though anti-dilutive, as if outstanding for all periods through that of the IPO. 1996 per share data reflects this guidance. The difference between basic and diluted net loss per share is attributed to potential common stock issued for nominal consideration for 270,646 shares in 1996 (none in 1997 and 1998). In the computation of net loss per share for 1996, accretion of the redemption value attributable to mandatorily redeemable convertible preferred stock is included as an increase to net loss.

Comprehensive Loss

  On January 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income". SFAS No. 130 establishes standards for reporting and presentation of comprehensive loss and its components in a full set of financial statements. Comprehensive loss consists of net loss and net unrealized gains (losses) on securities and is presented in the statements of comprehensive loss. The Statement requires only additional disclosures in the financial statements; it does not affect the Company's financial position or results of operations. Prior year financial statements have been reclassified to conform to the requirements of SFAS No. 130.

                            ViroPharma Incorporated
                         (A Development Stage Company)
                         Notes to Financial Statements


3. Short-Term Investments

  Short-term investments consist of fixed income securities with original maturities of greater than three months but less than one year including U.S. treasury instruments of agencies of the U.S. Government and high-grade commercial paper. At December 31, 1997 and 1998, all of the short-term investments were deemed as "available for sale" investments.

  The following summarizes the "available for sale" investments at December 31, 1997 and 1998:

                                              Gross      Gross
                                            unrealized unrealized
                                   Cost       gains      losses   Fair value
                                ----------- ---------- ---------- -----------
      Obligations of the U.S.
       Government and agencies
       of the U.S..............  17,275,719   133,962    11,179    17,398,502
      Commercial paper.........  21,612,287   159,196     5,853    21,765,630
                                -----------  --------   -------   -----------
        December 31, 1997...... $38,888,006  $293,158   $17,032   $39,164,132
                                ===========  ========   =======   ===========
      Obligations of the U.S.
       Government and agencies
       of the U.S..............   1,953,858    50,522       --      2,004,380
      Commercial paper.........  16,873,680    70,769    13,729    16,930,720
                                -----------  --------   -------   -----------
        December 31, 1998...... $18,827,538  $121,291   $13,729   $18,935,100
                                ===========  ========   =======   ===========

4. Equipment, Leasehold Improvements and Construction in Progress

  Equipment, leasehold improvements and construction in progress consist of the following at December 31, 1997 and 1998:

                                                             1997       1998
                                                          ---------- ----------
      Computers and equipment............................ $1,283,391 $2,266,787
      Leasehold improvements.............................    147,629    899,838
                                                          ---------- ----------
                                                           1,431,020  3,166,625
      Less accumulated depreciation and amortization.....    346,300    689,520
                                                          ---------- ----------
                                                          $1,084,720 $2,477,105
      Construction in Progress...........................    860,975        --
                                                          ========== ==========

  Included in equipment and leasehold improvements at December 31, 1997 and 1998 is approximately $215,000 of assets held under capital lease.

5. Notes Receivable from Officers

  During 1997 and 1998, the Company loaned approximately $165,000 to three officers of the Company to defray relocation expenses incurred by them in connection with their employment by the Company. Each loan is evidenced by a promissory note, bears interest at the lowest Federal Applicable Rate and comes due in full on the date of such officer's resignation from the Company or in monthly installments beginning on the date of termination of such officer's employment with the Company (other than by resignation), and extending over a period of between 18 months and 192 months thereafter, depending upon when the termination of employment occurs. On each anniversary of the date of the respective loans, 25% of the original principal amount of the loans will be forgiven by the Company so long as the applicable officer is in the Company's employ.

                            ViroPharma Incorporated
                         (A Development Stage Company)
                         Notes to Financial Statements


6. Accrued Expenses and Other Current Liabilities

  Accrued expenses and other current liabilities consist of the following at December 31, 1997 and 1998:

                                                              December 31,
                                                          ---------------------
                                                             1997       1998
                                                          ---------- ----------
      License and milestone fees payable................. $2,000,000 $      --
      Clinical development and research..................  2,106,650  6,970,839
      Marketing..........................................        --     122,484
      Payroll and payroll taxes payable..................    282,525    116,580
      Other current liabilities..........................    184,124     92,608
                                                          ---------- ----------
                                                          $4,573,299 $7,302,511
                                                          ========== ==========

7. Loans Payable

  In February 1997, the Company entered into a $600,000 loan agreement with a bank of which $516,667 is outstanding at December 31, 1997, and $416,667 is outstanding at December 31, 1998. The term of the loan is six years, with principal and interest due monthly. The interest rate is approximately 9% and is secured by certain equipment and a $300,000 certificate of deposit.

  In December 1998, the Company entered into a $500,000 loan agreement with a bank. The term of the loan is five years, with principal and interest due monthly. The interest rate is approximately 7.25% and is secured by certain equipment and a $250,000 certificate of deposit.

  In October 1997, the Company received a $1,000,000 payment as an advance on a future milestone in connection with a collaborative drug discovery and development agreement with Boehringer Ingelheim Pharmaceuticals Inc. ("BI"). The agreement expired in August 1998. Such amount is due and payable in August 2000. The loan bears interest at 8.5% and is evidenced by a convertible promissory note. If amounts due under the note are not paid as described in the note, BI may convert the then outstanding principal balance and accrued interest thereon into shares of the Company's common stock based on the last sale price of such common stock on the date immediately prior to the date on which the Company is notified of BI's intention to convert the promissory note.

8. License and Research Agreements

  In December 1995, the Company entered into a license agreement with Sanofi S.A. ("Sanofi") for its most advanced drug candidate, pleconaril. The Company was required to make a milestone payment of either $1.2 million or $2 million, depending on whether or not Sanofi elected to participate in the development of pleconaril. During 1997, the Company deemed it probable that Sanofi would elect to participate in the development of pleconaril and accordingly, at December 31, 1997, had accrued $2 million. In June 1998, Sanofi chose to have the Company be solely responsible for all development and development costs of pleconaril. As a result of this decision by Sanofi, the Company will receive a higher royalty on sales of pleconaril by Sanofi outside of the United States and Canada, and Sanofi reimbursed the Company $400,000 for a license fee previously paid by the Company. Accordingly, the Company reduced a milestone payable to Sanofi by $800,000 and recorded the $400,000 reimbursement of the previously paid license fee. These amounts were recorded as a reduction of research and development expenses. The Company made a milestone payment in 1998 of $1.2 million. Under the Company's agreement with Sanofi, the Company is required to make certain additional payments to Sanofi, including royalties, as defined, should agreed-upon future milestones be attained. The milestone events contemplate regulatory submissions of new drug applications and regulatory approvals in various jurisdictions.

                            ViroPharma Incorporated
                         (A Development Stage Company)
                         Notes to Financial Statements


8. License and Research Agreements, cont.

There can be no assurance that any such milestones will be attained. Also, if foreign regulatory authorities require significant additional studies of pleconaril for use in the European Union, the Company would be required to conduct such studies at its own expense.

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

  In July 1996, the Company entered into a collaborative drug discovery and development agreement with BI for one hepatitis C target identified by the Company. Under this agreement, the Company granted to BI the exclusive worldwide rights to develop and commercialize compounds discovered under the agreement. In return, BI paid a non-refundable technology access fee of $1,000,000 to the Company and was required to make certain research and milestone payments, as defined, to the Company in connection with the Company's transfer of HCV screening and assay technology and at various stages in the development of compounds under the agreement. The Company earned $1,500,000 in each of 1997 and 1998 for achieving two milestones in each year.

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

  Upon inception of the Company in December 1994, certain members of management and a co-founder/director purchased 828,750 shares of common stock. Management purchased 663,000 of these shares which vest annually over a four-year period. The Company has the right to repurchase any unvested shares at the original price paid for such shares should the employee leave the Company before such shares are fully vested. A co-founder/director purchased 165,750 shares. The difference between the deemed fair value and the price paid ($.002) per share for the aforementioned common stock at inception in December 1994 was $79,625, which amount was recorded as deferred compensation. Compensation expense related to these shares of common stock aggregated $15,925 in each of 1995, 1996, 1997, and 1998. Pursuant to a right granted in December 1994, a director purchased in January 1996 51,000 shares of common stock at $.10 per share, pursuant to a restricted stock purchase agreement.

  In 1995, the Company adopted a Stock Option Plan, and amended and restated the Stock Option Plan in 1998 (as amended and restated, the "Plan"), to provide eligible individuals with an opportunity to acquire or increase an equity interest in the Company and to encourage such individuals to continue in the employment of the Company. Stock options are granted at the deemed fair market value of the stock on the day immediately preceding the date of grant. Stock options are exercisable for a period not to exceed ten years from the date of grant. Vesting of the stock options occurs, generally 25% per year, over four years. There are 2,000,000 shares reserved under the Plan.

                            ViroPharma Incorporated
                         (A Development Stage Company)
                         Notes to Financial Statements


9. Common Stock and Common Stock Options, cont.
  Stock option activity for the years ended December 31, 1996, 1997, and 1998 is as follows:

                                                          Weighted-   Weighted-
                                                           average     average
                                   Exercise               remaining   exercise
                                  price per     Share    contractual    price
                                    share      options   life (years) per share
                                 ------------ ---------  ------------ ---------
Balance, December 31, 1995.....       .10-.20   163,710
  Granted......................      .20-5.25   293,493
  Exercised....................           .10   (21,420)
  Canceled.....................           --        --
Balance, December 31, 1996.....      .10-5.25   435,783
                                              =========
  Granted......................    8.75-22.50   335,233
  Exercised....................     .10-.8.75   (15,450)
  Canceled.....................     2.16-8.75      (555)
                                              ---------
Balance, December 31, 1997.....     .10-22.50   755,011
                                              =========
  Granted......................    9.94-23.50   330,700
  Exercised....................     .10-.8.75   (35,065)
  Canceled.....................     2.16-8.75      (500)
                                              ---------
Balance, December 31, 1998.....     .10-22.50 1,050,146
                                              =========
Options outstanding as of De-
 cember 31, 1998:..............       .10-.20   235,387      6.51      $  .15
                                          .45    36,873      7.42         .45
                                         2.16    91,097      7.51        2.16
                                         5.25    22,205      7.84        5.25
                                         8.75   229,500      8.00        8.75
                                   9.88-14.75    55,900      8.64       11.26
                                  15.13-22.50   374,184      9.11       17.87
                                        23.50     5,000      9.54       23.50
                                              ---------
Balance, December 31, 1998.....               1,050,146      8.03        9.33
                                              =========
Options exercisable as of De-
 cember 31, 1998:..............       .10-.20   163,553                $  .13
                                          .45    18,437                   .45
                                         2.16    43,290                  2.16
                                         5.25    10,475                  5.25
                                         8.75    57,375                  8.75
                                   9.88-14.75    11,363                 11.60
                                  15.13-22.50    67,321                 19.75
                                              ---------
Options exercisable at December
 31, 1998......................  $  .10-22.50   371,814                $ 5.76
                                              =========

  At December 31, 1998, there were 877,919 shares available for grant under the Plan. In January 1999, the Company granted 301,400 options to its employees. Such options were granted at exercise prices equal to the fair market value at the grant date.

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

by the Board of Directors. However, for financial statement purposes, the difference between a deemed value in the range of $2.35 to $5.25 per share and the respective exercise prices at the grant dates has been recorded as deferred compensation ($753,461) and is being amortized over the four-year vesting period. Compensation expense for the aforementioned options aggregated $123,974 for the year ended December 31, 1996, $193,691 for the year ended December 31, 1997, and $188,195 for the year ended December 31, 1998.

  The per share weighted-average fair value of stock options granted during 1996, 1997 and 1998 was $4.45, $8.66, and $14.82 per share, respectively, on the date of grant. Such fair values were determined using the Black-Scholes option-pricing model and are based on the following weighted-average assumptions: an expected dividend yield of 0% and a risk-free interest rate of 7.5%, for 1996 and 1997, and 5.0% for 1998, volatility of 50% for 1996, 68%
for 1997, and 79% for 1998 and an expected option life of ten years for 1996, 1997 and 1998.

  The Company applies APB Opinion No. 25 in accounting for its stock option plan. Had the Company determined compensation cost for options granted based on the fair value at the grant date under SFAS No. 123, the Company's net loss and pro forma net loss per share would have been increased to the pro forma amounts under SFAS No. 123 indicated below:

                                        1996          1997          1998
                                     -----------  ------------  ------------
   Net loss allocable to common
    stockholders:
     As reported.................... $(7,992,345) $(11,449,883) $(26,402,116)
     Pro forma under SFAS No 123.... $(8,121,554) $(12,308,195) $(28,511,508)
                                     ===========  ============  ============
   Net loss per share:
     Basic:
       As reported.................. $     (3.89) $      (1.13) $      (2.30)
       Pro forma under SFAS No.
        123......................... $     (3.96) $      (1.22) $      (2.48)
                                     ===========  ============  ============
     Diluted:
       As reported.................. $     (3.44) $      (1.13) $      (2.30)
       Pro forma under SFAS No.
        123......................... $     (3.50) $      (1.22) $      (2.48)
                                     ===========  ============  ============

  Pro forma net loss reflects only options granted in 1995, 1996, 1997 and 1998. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net loss amounts presented above because compensation cost is incurred under SFAS No. 123 over the respective vesting period of such options, and options granted by the Company prior to January 1, 1995 are not reflected in the pro forma net loss figures above.

10. Preferred Stock

  Through 1996, the Company completed the sale of its Series A (675,000 shares), Series B (7,060,000 shares) and Series C (3,222,222 shares) mandatorily redeemable convertible preferred stock (the "Preferred Stock") at per share prices of $.50, $1.00 and $2.25, respectively. Aggregate net proceeds from these transactions totaled approximately $14,573,000.

  On November 22, 1996, all mandatorily redeemable convertible preferred stock was converted into 5,588,191 shares of common stock on a .51 for 1 basis in connection with completion of the Company's IPO.

  The Company also secured $480,000 in bridge financing loans in March and May 1995, which amounts were converted to Series B preferred stock in June 1995. In 1995, in connection with the bridge financing, the Company issued 159,994 warrants to Series B investors to purchase Series B preferred stock at the fair value of the Series B preferred stock at the date of issuance ($1.00 per share). The deemed fair value of such warrants at

                            ViroPharma Incorporated
                         (A Development Stage Company)
                         Notes to Financial Statements


10. Preferred Stock, cont.

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

  The Company adopted a Stockholders' Rights Plan (the "Plan") in September 1998. In connection with the Plan, the Company designated from its Preferred Stock, par value $.001 per share, Series A Junior Participating Preferred Shares, par value $.001 per share (the "Series A Preferred Shares"), and reserved 200,000 Series A Preferred Shares for issuance under the Plan. The Company declared a dividend distribution of one right for each outstanding share of common stock. The rights entitle stockholders to purchase one one-hundredth of a share of Series A Junior Participating Preferred stock. The rights expire in 2008. At December 31, 1998, the rights were neither exercisable nor traded separately from the company's common stock, and become exercisable only if a person or group becomes the beneficial owner of 20% or more of the Company's common stock or announces a tender offer which would result in ownership of 20% or more of the Company's common stock.

11. Income Taxes

  As of December 31, 1998, the Company has approximately $10,500,000 of Federal and $9,126,000 of state net operating loss carryforwards available to offset future taxable income. The federal and state net operating loss carryforwards will begin expiring in the year 2009 and 1999, respectively, if not utilized. In addition, the utilization of the state net operating loss carryforwards is subject to a $1 million annual limitation.

  Based on "change in ownership" provisions of the Tax Reform Act of 1986, net operating loss carryforwards may be subject to annual limitations that could reduce the Company's ability to utilize these carryforwards in the future.

  Significant components of the Company's deferred tax assets and liabilities as of December 31, 1997 and 1998 are shown below. Due to the uncertainty of the Company's ability to realize the benefit of the deferred tax assets, the net deferred tax assets are fully offset by a valuation allowance at December 31, 1998 and 1997. The change in the valuation allowance for 1997 and 1998 was an increase of $4,502,933 and $10,466,032, respectively.

                                                            December 31,
                                                       ------------------------
                                                          1997         1998
                                                       -----------  -----------
   Deferred tax assets:
     Net operating loss carryforwards................. $ 1,562,687  $ 4,182,587
     Capitalized research and development costs.......   6,213,699   14,952,831
     Expenses not currently deductible................     880,000          --
     Capitalized start up costs.......................      24,917       11,917
                                                       -----------  -----------
       Total gross deferred tax assets................   8,681,303   19,147,335
                                                       ===========  ===========
   Deferred tax liability:
     Employee compensation............................      25,480       25,480
                                                       -----------  -----------
       Net deferred tax assets........................   8,655,823   19,121,855
   Valuation allowance................................  (8,655,823) (19,121,855)
                                                       -----------  -----------
       Net deferred taxes.............................         --           --
                                                       ===========  ===========

                            ViroPharma Incorporated
                         (A Development Stage Company)
                         Notes to Financial Statements


12. 401(k) Profit Sharing Plan

  In 1998, the Company adopted a new 401(k) Profit Sharing Plan (the "401(k) Plan") available to all employees meeting certain eligibility criteria. The 401(k) Plan permits participants to contribute up to 15% of their compensation not to exceed the limits established by the Internal Revenue Code. All contributions made by participants vest immediately in the participant's account. The Company contributed $47,768 to the 401(k) Plan in 1998 (none in 1996 or 1997).

13. Commitments

  In March 1998, the Company entered into a lease for laboratory and office space. The term of the new lease is ten years with two five-year renewal options. The Company also has the right, under certain circumstances, to purchase the new facility.

  In September 1995, the Company entered into a lease arrangement for the financing of certain lab equipment, leasehold improvements, computers and office equipment. The repayment terms range from three to four years. In connection with this arrangement, 63,750 warrants to purchase Series B preferred stock were originally granted to the lessor at the original Series B issuance price of $1.00 per share. The deemed fair value of such warrants at their issuance date aggregated $63,750, which amount is being amortized to operations over the term of the lease arrangement. The number of warrants and the related exercise price were adjusted based on a formula to reflect the increase in per share price of the Series C Preferred Stock over Series B Preferred Stock and the .51 for 1 reverse stock split to 21,675 warrants to purchase common stock at an exercise price of $2.94 per share. All warrants were exercised in 1998.

  In December 1995, the Company entered into a capital lease arrangement for the financing of certain equipment. The repayment terms of this arrangement are for four years from the date of funding. The equipment financed under this arrangement aggregated $111,000, which the Company is obligated to purchase at the end of the lease term for $22,000.

  The Company's future minimum lease payments under the aforementioned leases for years subsequent to December 31, 1998 are as follows:

    Year ending                                             Operating  Capital
    December 31,                                              leases   leases
    ------------                                            ---------- -------
     1999.................................................. $  746,636 $54,039
     2000..................................................    666,911   2,870
     2001..................................................    652,834     --
     2002..................................................    647,592     --
     2003..................................................    647,592     --
     Thereafter............................................  2,698,300     --
                                                            ---------- -------
       Total minimum lease payments........................ $6,059,865 $56,909
                                                            ========== =======
   Amounts representing interest...........................            $(3,723)
                                                                       -------
   Present value of net minimum lease payments.............            $53,186
   Current portion.........................................            $50,379
                                                                       -------
   Long term portion.......................................            $ 2,807
                                                                       =======

  Rent expense for the years ended December 31, 1996, 1997, and 1998 aggregated $335,000, $394,000, and $760,000, respectively.

                                 EXHIBIT INDEX

 Exhibit Description
 ------- -----------
 3.2     Certificate of Designation establishing and designating the Series A
         Junior Participating Preferred Shares.

 11      Statement of Computation of Loss Per Share.

 23      Consent of KPMG LLP.

 24      Power of Attorney (included on signature page).

 27      Financial Data Schedule.