Form 10-Q
period 1999-03-31
VIROPHARMA INC
filed 1999-05-14
CIK 946840

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                   FORM 10-Q




        [ X ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1999

                                      or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirement for the past 90 days:     Yes     X             NO ______
                                          ---------

Number of shares outstanding of the issuer's Common Stock, par value $.002 per share, as of May 12, 1999: 11,572,144 shares.

                            VIROPHARMA INCORPORATED

                                     INDEX


PART I.   FINANCIAL INFORMATION

                                                                          Page
                                                                        --------
  Item 1.  Financial Statements:

     Balance Sheets at December 31, 1998 and March 31, 1999                3

     Statements of Operations for the three months ended March 31, 1998    4
      and 1999 and the period from December 5, 1994 (inception) to March 31, 1999

     Statements of Cash Flows for the three months ended March 31, 1998    5
      and 1999 and the period from December 5, 1994 (inception) to March 31, 1999

     Notes to Financial Statements                                         6

  Item 2.  Management's Discussion and Analysis of Financial Condition     8
           and results of operations.


PART II.   OTHER INFORMATION

  Item 3.  Quantitative and Qualitative Disclosures About Market Risk

  Item 6.  Exhibits and Reports on Form 8-K                               10

           Signatures                                                     11

PART I.     FINANCIAL INFORMATION
---------------------------------

ITEM 1.      FINANCIAL STATEMENTS

                            ViroPharma Incorporated
                         (A Development Stage Company)
                                Balance Sheets
                     December 31, 1998 and March 31, 1999

                                                                               December 31,            March 31,
                                                                                   1998                  1999
                                                                           -----------------      ----------------
                                Assets                                           Audited               Unaudited
                                                                           -----------------      ----------------
Current assets:
  Cash and cash equivalents                                              $         1,076,682             4,913,110
  Short-term investments                                                          18,935,100             9,978,310
  Notes receivable from officers - current                                            39,205                39,205
  Other current assets                                                               435,054               305,356
                                                                           -----------------      ----------------
        Total current assets                                                      20,486,041            15,235,981
Equipment and leasehold improvements, net                                          2,477,105             2,477,771
Restricted investment                                                                550,000               550,000
Notes receivable from officers - noncurrent                                           62,356                52,555
Other assets                                                                          81,899                81,899
                                                                           -----------------      ----------------
        Total assets                                                     $        23,657,401            18,398,206
                                                                           =================      ================

             Liabilities and Stockholders' Equity
Current liabilities:
  Accounts payable                                                                 1,442,756             2,499,830
  Loan payable - current                                                             200,000               200,000
  Obligation under capital lease - current                                            50,379                36,639
  Accrued expenses and other current liabilities                                   7,302,511             6,462,945
                                                                           -----------------      ----------------
        Total current liabilities                                                  8,995,646             9,199,414
Loan payable - non-current                                                         1,822,917             1,810,833
Obligation under capital lease - noncurrent                                            2,807                     -
                                                                           -----------------      ----------------
                                                                                  10,821,370            11,010,247
                                                                           -----------------      ----------------

Stockholders' equity:
  Preferred stock, par value $.001 per share.  Authorized 5,000,000 shares at December 31, 1998 and March 31, 1999; none issued or
       outstanding                                                                         -                     -
  Common stock, par value $.002 per share. Authorized 27,000,000 shares at December 31, 1998 and March 31, 1999; issued and outstanding 11,516,794 shares at December 31, 1998 and 11,572,144
   at March 31, 1999                                                                  23,034                23,144
  Additional paid-in capital                                                      61,373,998            61,465,203
  Deferred compensation                                                             (247,601)             (159,147)
  Unrealized gains on available for sale securities                                  107,562               144,348
  Deficit accumulated during the development stage                               (48,420,962)          (54,085,589)
                                                                           -----------------      ----------------
        Total stockholders' equity                                                12,836,031             7,387,959
                                                                           -----------------      ----------------
Commitments
        Total liabilities and stockholders' equity                       $        23,657,401            18,398,206
                                                                           =================      ================

See accompanying notes to financial statements.

                            ViroPharma Incorporated
                         (A Development Stage Company)

                           Statements of Operations
                                  (unaudited)
              Three months ended March 31, 1998 and 1999 and the
          period from December 5, 1994 (inception) to March 31, 1999

                                                                                                                   Period from
                                                                                                                December 5, 1994
                                                                                      Three months ended         (inception) to
                                                                                          March 31,                 March 31,
                                                                                     1998           1999              1999
                                                                                --------------  --------------  ----------------
Revenues:
  License fee and milestone revenue                                             $          -              -            4,000,000
  Grant revenue                                                                            -              -              526,894
                                                                                --------------  --------------  ----------------
    Total revenues                                                                         -              -            4,526,894
                                                                                --------------  --------------  ----------------

Operating expenses incurred in the
  development stage:
   Research and development                                                        3,817,846      4,860,883           50,620,679
   General and administrative                                                        933,273      1,154,216           11,627,238
                                                                                --------------  --------------  ----------------
    Total operating expenses                                                       4,751,119      6,015,099           62,247,917
                                                                                --------------  --------------  ----------------
    Loss from operations                                                          (4,751,119)    (6,015,099)         (57,721,023)
Interest income, net                                                                 320,775        350,472            3,635,434
                                                                                --------------  --------------  ----------------
    Net loss                                                                    $ (4,430,344)    (5,664,627)         (54,085,589)
                                                                                ==============  ==============  ================


Basic and diluted net loss per share:                                                  (0.39)         (0.49)
                                                                                ==============  ==============
Shares used in computing basic and diluted
 net loss per share:                                                              11,475,328     11,554,993
                                                                                ==============  ==============

See accompanying notes to financial statements.

                            VIROPHARMA INCORPORATED
                         (A Development Stage Company)

                           Statements of Cash Flows
                                  (unaudited)
              Three months ended March 31, 1998 and 1999 and the
          period from December 5, 1994 (inception) to March 31, 1999

                                                                                                                   Period from
                                                                                                                December 5, 1994
                                                                                      Three months ended         (inception) to
                                                                                          March 31,                 March 31,
                                                                                     1998           1999              1999
                                                                                --------------  --------------  ----------------
Cash flows from operating activities:
  Net loss                                                                      $ (4,430,344)    (5,664,627)         (54,085,589)
  Adjustments to reconcile net loss to net cash
  used in operating activities:
      Non-cash compensation expense                                                   51,156         88,454              673,939
      Non-cash warrant value                                                           3,984          3,984              145,776
      Non-cash consulting expense                                                      6,650          4,860               46,975
      Depreciation and amortization expense                                           91,688        125,729              900,194
      Changes in assets and liabilities:
        Other current assets                                                          97,631        129,698             (305,356)
        Notes receivable from officers                                               (13,171)         9,801              (91,760)
        Other assets                                                                       -              -              (81,899)
        Accounts payable                                                            (210,260)     1,057,074            2,499,830
        Accrued expenses and other current liabilities                              (404,428)      (818,317)           6,590,444
                                                                                --------------  --------------  ----------------
      Net cash used in operating activities                                       (4,807,094)    (5,063,344)         (43,707,446)

Cash flows from investing activities:
  Purchase of equipment                                                             (585,809)      (126,395)          (2,516,991)
  Construction in progress                                                                 -              -             (860,975)
  Purchase of short-term investments                                              (8,991,647)             -         (113,669,858)
  Sales of short-term investments                                                          -              -            9,680,414
  Maturities of short-term investments                                            11,835,739      8,993,576           93,605,482
                                                                                --------------  --------------  ----------------
        Net cash (used in) provided by investing activities                        2,258,283      8,867,181          (13,761,928)

Cash flows from financing activities:
  Net proceeds from issuance of preferred stock                                            -              -           13,931,243
  Net proceeds from issuance of common stock                                           8,711         82,471           45,887,143
  Proceeds from milestone advance                                                          -              -            1,000,000
  Proceeds from loans payable                                                              -              -            1,100,000
  Payment of loans payable                                                           (25,000)       (33,333)            (216,666)
  Proceeds received on notes receivable                                                    -              -                1,625
  Proceeds from notes payable                                                              -              -              692,500
  Payment of notes payable                                                                 -              -              (50,000)
  Obligation under capital lease                                                     (14,694)       (16,547)              36,639
                                                                                --------------  --------------  ----------------
        Net cash provided by (used in) financing activities                          (30,983)        32,591           62,382,484

Net increase (decrease) in cash and cash equivalents                              (2,579,794)     3,836,428            4,913,110
Cash and cash equivalents at beginning of period                                   4,204,330      1,076,682                    -
                                                                                --------------  --------------  ----------------
Cash and cash equivalents at end of period                                      $  1,624,536      4,913,110            4,913,110
                                                                                ==============  ==============  ================

Supplemental disclosure of noncash transactions:
  Conversion of Note Payable to Series A and
    Series B Preferred Stock                                                    $          -              -              642,500
  Conversion of mandatorily redeemable convertible
    preferred stock to common shares                                                       -              -           16,264,199
  Notes issued for 828,750 common shares                                                   -              -                1,625
  Deferred compensation                                                                    -              -              833,086
  Accretion of redemption value attributable to
    mandatorily redeemable convertible preferred stock                                     -              -            1,616,445
  Conversion of milestone advance to loan payable                                                                      1,000,000
  Unrealized gains (losses) on available for sale securities                         (31,080)        36,786              144,348

See accompanying notes to financial statements.

                            ViroPharma Incorporated
                         (A Development Stage Company)

                         Notes to Financial Statements

                            March 31, 1998 and 1999
                                  (unaudited)

(1) Organization and Business Activities

ViroPharma Incorporated (a development stage company) (the "Company") commenced operations on December 5, 1994. The Company is a development stage pharmaceutical company engaged in the discovery and development of new antiviral medicines.

The Company is devoting substantially all of its efforts towards conducting drug discovery and development, raising capital, conducting clinical trials, pursuing regulatory approval for products under development, recruiting personnel and building infrastructure. In the course of such activities, the Company has sustained operating losses and expects such losses to continue for the foreseeable future. The Company has not generated any significant revenues or product sales and has not achieved profitable operations or positive cash flow from operations. The Company's deficit accumulated during the development stage aggregated $54,085,589 through March 31, 1999. There is no assurance that profitable operations, if ever achieved, could be sustained on a continuing basis.

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

Basis of Presentation

The information at March 31, 1999 and for the three months ended March 31, 1998 and 1999, is unaudited but includes all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary to state fairly the financial information set forth therein in accordance with generally accepted accounting principles. The interim results are not necessarily indicative of results to be expected for the full fiscal year. These financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 1998 included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission.

(2)  Comprehensive Loss

In 1998 the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 requires that all items defined as comprehensive income, including changes in the amounts of unrealized gains and losses on available for sale securities, be shown as a component of comprehensive loss. In the Company's annual financial statements, comprehensive loss is presented as a separate financial statement. For interim financial statements, the Company is permitted to disclose the information in the footnotes to the financial statements. The disclosures are required for comparative purposes. The only comprehensive income item the Company has is unrealized gains and losses on available for sale securities.

The following reconciles net loss to comprehensive loss for the three-months ended March 31, 1998 and 1999:

                                               1998         1999
                                           ------------  -----------

     Net loss                              $(4,430,344)  (5,664,627)

     Other comprehensive income:

          Unrealized gains (losses) on
          available for sale securities        (31,080)      36,786
                                           -----------   ----------

     Comprehensive loss                    $(4,461,424)  (5,627,841)
                                           ===========   ==========

                            ViroPharma Incorporated
                         (A Development Stage Company)

                         Notes to Financial Statements


(3)  Subsequent Event

On May 5, 1999, the Company completed the sale of 2,300,000 shares of Series A Convertible Participating Preferred Stock ("preferred stock"). Net proceeds approximated $13,700,000. In addition, the Company issued warrants to purchase 595,000 shares of common stock at $9.53 per share to the purchasers of the preferred stock. The warrants expire on May 5,2004. The preferred stock is convertible into shares of common stock on a one-for one basis (subject to adjustment) at any time by the holder and under certain conditions by the Company. There is a 5% dividend per annum associated with the preferred stock. The holders of the preferred stock have voting rights equivalent to the common stockholders. In addition, the holders of the preferred stock have liquidation rights equal to their original investment. The issuance of these securities may result in a significant beneficial conversion feature which would increase net loss per share in the second quarter of 1999.

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

     Any or all of our forward-looking statements in this report may turn out to be wrong. They can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties. Many factors , including those mentioned in the discussion below and those described in the "Risk Factors" discussion of our annual report on Form 10-K for the year ended December 31, 1998 filed with the Securities and Exchange Commission, will be important in determining future results. Consequently, no forward-looking statement can be guaranteed. Actual future results may vary materially. We do not intend to update our forward-looking statements to reflect future events or developments.

     Since inception, the Company has devoted substantially all of its resources to its research and product development programs. ViroPharma has generated no revenues from product sales and has been dependent upon funding primarily from equity financing. The Company does not expect any revenues from product sales for at least the next fifteen-month period. The Company has not been profitable since inception and has incurred a cumulative net loss of $54,085,589 through March 31, 1999. Losses have resulted principally from costs incurred in research and development activities and general and administrative expenses. The Company expects to incur additional operating losses over at least the next several years. The Company expects such losses to increase over historical levels, primarily due to expected increases in the Company's research and development expenses, further clinical trials of the Company's most advanced drug candidate, pleconaril (including any significant additional studies for approval in the European Union, if any are required), and milestone payments that may be payable under the terms of the Company's Agreement with Sanofi, S.A. in respect of pleconaril. Also, the Company expects to incur expenses related to its marketing and market research activities for pleconaril, its development of a marketing and sales staff and further research and development related to other product candidates. The Company's ability to achieve profitability is dependent on developing and obtaining regulatory approvals for its product candidates, successfully commercializing such product candidates, which may include entering into collaborative agreements for product development and commercialization, and securing contract manufacturing services.

Liquidity and Capital Resources

     The Company commenced operations in December 1994. The Company is a development stage company and to date has not generated revenues from product sales. The cash flows used in operations are primarily for research and development activities and the supporting general and administrative expenses. Through March 31, 1999, the Company has used approximately $43.7 million in operating activities. The Company invests its cash in short-term investments. Through March 31, 1999, the Company has used approximately $13.2 million in investing activities, including $9.8 million in short-term investments and $3.4 million in equipment purchases and new construction. Through March 31, 1999, the Company has financed its operations primarily through public offerings of Common Stock, private placements of redeemable preferred stock, two bank loans, equipment lease lines and a milestone advance totaling approximately $62.4 million. At March 31, 1999, the Company had cash and cash equivalents and short-term investments aggregating approximately $14.9 million.

     The Company leases its corporate and research and development facilities under an operating lease expiring in 2008. The Company also has the right to expand the facility and, under certain circumstances, to purchase the facility. The Company has financed substantially all of its equipment under two master lease agreements and two bank loans. The first bank loan, which was consummated in February 1997, is for $600,000, is payable in equal annual installments over

72 months and bears interest at approximately 9%. The second bank loan, which was consummated in December 1998, is for $500,000, is payable in equal annual installments over 60 months and bears interest at approximately 7.5% The Company is required to repay amounts outstanding under the two leases within periods ranging from 32 to 48 months. As of May 1, 1999, outstanding borrowings under these arrangements are approximately $1,000,000.

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

     In May 1999, the Company completed the sale of 2.3 million shares of preferred stock for net proceeds approximately $13.7 million.

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

     The Company needs to raise substantial additional funds to continue its business activities and for the expansion of its facilities. The Company needs additional financing to complete all clinical studies for pleconaril, for the development and required testing of the Company's other product candidates, and to develop its marketing and sales staffs. To obtain this financing, the Company expects to access the public or private equity markets or enter into additional arrangements with corporate collaborators. To the extent the Company raises additional capital by issuing equity securities, the terms and prices of any such financings may be significantly more favorable to the new investors than those obtained by existing stockholders of the Company, and ownership dilution to existing stockholders may result. Collaborative arrangements may require the Company to grant product development programs or licenses to third parties for products that the Company might otherwise seek to develop or commercialize itself. There can be no assurance, however, that additional financing will be available on acceptable terms from any source. If sufficient additional financing is not available, the Company may need to delay, reduce or eliminate current research and development programs or other aspects of its business.




Results of Operations

Quarters ended March 31, 1999 and 1998

     No revenues were earned by the Company for the quarters ended March 31, 1999 and March 31, 1998.

     Research and development expenses increased to $4,860,883 for the quarter ended March 31, 1999 from $3,817,846 for the quarter ended March 31, 1998. The increase was principally due to the cost of multiple clinical trials related to pleconaril being conducted in the quarter ended March 31, 1999 compared to one clinical trial related to pleconaril being conducted in the quarter ended March 31, 1998.

     General and administrative expenses increased to $1,154,216 for the quarter ended March 31, 1999 from $933,273 for the quarter ended March 31, 1998. The increase was principally due to increased salary expenses and market research costs.

     The net loss increased to $5,664,627 for the quarter ended March 31, 1999 from $4,430,344 for the quarter ended March 31, 1998.


Year 2000 Impact

     The Company utilizes a number of computer programs across its entire operation, including computer programs of third parties with whom the Company does business. Year 2000 data processing issues typically are the result of software and firmware being written using two digits rather than four to define the applicable year. Any of the programs or computer-supported operations of the Company or of third parties with whom the Company does business that recognize a date using "00" as the year 1900 rather than the year 2000 could result in errors or system failures. Such errors or system failures could result in disruptions in research and development operations or interruptions in normal business activities.

     The Company has completed its internal assessment of the potential impact of the Year 2000 issue on the ability of the Company's computerized information systems and non-information systems to accurately process information that may be date-sensitive. The Company believes that, with relatively minor modifications to its existing software and hardware, Year 2000 data processing requirements will not pose material operational issues to the Company.

     The Company has contacted its significant suppliers and service providers to determine the degree to which such parties are Year 2000 compliant. To date, the Company has not been advised of material Year 2000 issues by any of these parties. In addition, all contracts between the Company and third parties providing drug development or manufacturing services to ViroPharma require such third parties be in compliance with the laws, regulations and guidelines of the Food, Drug and Cosmetic Act (which requires appropriate steps to eliminate Year 2000 computer risks). However, if such third parties are not Year 2000 compliant, or are unable to remediate any such noncompliance in a timely manner, the Company's business or operation could be adversely effected. To date, the Company has not expended material amounts on the Year 2000 issue. While the Company believes that costs, if any, of addressing Year 2000 issues presented by the Company's internal systems will not have a material adverse impact on the Company's financial position or results of operations, there can be no assurance that the systems of third parties that are relied on by the Company will be Year 2000 compliant on or before January 1, 2000, or that the effect of any noncompliance will not have an adverse effect on the operations of the Company.

     The Company has not yet fully developed a contingency plan to address situations that may arise if systems on which we rely, and particularly the systems used by third parties with which the Company does business, are not Year 2000 compliant. The Company can not be sure that it will be able to develop a contingency plan that will adequately address these issues. The Company also faces the risks which the Year 2000 issue poses to industry generally, such as communications, transportation and utility service interruptions.


                          PART II - OTHER INFORMATION
                         ----------------------------

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk

         Not Applicable


ITEM 6.  Exhibits and Reports on Form 8-K

     (a) List of Exhibits:

   3.4 Certificate of Designation establishing and designating the Series A Convertible Participating Preferred Stock.

   4.2   Amendment No. 1 to Rights Agreement

 10.21 Investment Agreement among Viropharma Incorporated and Perseus-Soros Biopharmaceutical Fund, L.P. dated May 5, 1999

 10.22   Viropharma Incorporated Common Stock Purchase Warrant

          27  Financial Data Schedule

     (b)  Reports on Form 8-K:

          There were no reports on Form 8-K filed during the quarter ended March 31, 1999.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    VIROPHARMA INCORPORATED


Date: May 14, 1999                  By:            /s/  Claude H. Nash
                                       --------------------------------------
                                       Claude H. Nash
                                       President, Chief Executive Officer and
                                       Chairman of the Board of Directors
                                       (Principal Executive Officer)


                                    By:            /s/  Vincent J. Milano
                                       --------------------------------------
                                       Vincent J. Milano
                                       Vice President, Chief Financial
                                       Officer and Treasurer
                                       (Principal Financial and Accounting
                                       Officer)

                                 Exhibit Index
                                 -------------

Exhibit  Description

   3.4 Certificate of Designation establishing and designating the Series A Convertible Participating Preferred Stock.

   4.2   Amendment No. 1 to Rights Agreement

 10.21 Investment Agreement among Viropharma Incorporated and Perseus-Soros Biopharmaceutical Fund, L.P. dated May 5, 1999

 10.22   Viropharma Incorporated Common Stock Purchase Warrant

    27   Financial Data Schedule