Form 10-Q
period 1999-06-30
VIROPHARMA INC
filed 1999-08-12
CIK 946840

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q




        [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1999

                                       or

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

Number of shares outstanding of the issuer's Common Stock, par value $.002 per share, as of August 11, 1999: 11,576,824 shares.

                            VIROPHARMA INCORPORATED

                                     INDEX


PART I.   FINANCIAL INFORMATION



                                                                                          Page
                                                                                       ----------
Item 1.  Financial Statements:

  Balance Sheets at December 31, 1998 and June 30, 1999                                         3


  Statements of Operations for the three months ended June 30, 1998 and 1999, the               4
   six months ended June 30, 1998 and 1999, and the period from December 5, 1994
   (inception) to June 30, 1999


  Statements of Cash Flows for the six months ended June 30, 1998 and 1999 and the              5
   period from December 5, 1994 (inception) to June 30, 1999

  Notes to Financial Statements                                                                 6

Item 2.  Management's Discussion and Analysis of Financial Condition and                        8
         Results of Operations.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.                           10


PART II.   OTHER INFORMATION


Item 2.    Changes in Securities.                                                              11

Item 4.    Submission of Matters to a Vote of Security Holders.                                11

Item 6.    Exhibits and Reports on Form 8-K.                                                   12

           Signatures                                                                          13

PART I.     FINANCIAL INFORMATION
---------------------------------

ITEM 1.      FINANCIAL STATEMENTS

                            ViroPharma Incorporated
                         (A Development Stage Company)
                                 Balance Sheets
                      December 31, 1998 and June 30, 1999

                                                                                  December 31,            June 30,
                                                                                      1998                  1999
                                                                              -----------------      ----------------
                                  Assets                                            Audited               Unaudited
                                                                              -----------------      ----------------
Current assets:
  Cash and cash equivalents                                                 $         1,076,682             8,259,497
  Short-term investments                                                             18,935,100            12,323,635
  Notes receivable from officers - current                                               39,205                39,205
  Other current assets                                                                  435,054               280,998
                                                                              -----------------      ----------------
        Total current assets                                                         20,486,041            20,903,335
Equipment and leasehold improvements, net                                             2,477,105             2,653,893
Restricted investments                                                                  550,000               550,000
Notes receivable from officers - noncurrent                                              62,356                42,754
Other assets                                                                             81,899                81,899
                                                                              -----------------      ----------------
        Total assets                                                        $        23,657,401            24,231,881
                                                                              =================      ================

                     Liabilities and Stockholders' Equity
Current liabilities:
  Accounts payable                                                                    1,442,756             3,105,810
  Loans payable - current                                                               200,000               200,000
  Obligation under capital lease - current                                               50,379                25,723
  Accrued expenses and other current liabilities                                      7,302,511             4,125,256
                                                                              -----------------      ----------------
        Total current liabilities                                                     8,995,646             7,456,789
Loans payable - non-current                                                           1,822,917             1,782,083
Obligation under capital lease - noncurrent                                               2,807                     -
                                                                              -----------------      ----------------
                                                                                     10,821,370             9,238,872
                                                                              -----------------      ----------------

Stockholders' equity:
  Preferred stock, par value $.001 per share.  Authorized 5,000,000 shares at December 31, 1998 and June 30, 1999; none issued or
    outstanding at December 31, 1998 and 2,300,000 at June 30, 1999                           -                 2,300
  Common stock, par value $.002 per share. Authorized 27,000,000 shares at December 31, 1998 and June 30, 1999; issued and outstanding
    11,516,794 shares at December 31, 1998 and 11,572,654 at June 30, 1999               23,034                23,145
  Additional paid-in capital                                                         61,373,998            75,227,888
  Deferred compensation                                                                (247,601)             (120,958)
  Unrealized gains on available for sale securities                                     107,562                50,999
  Deficit accumulated during the development stage                                  (48,420,962)          (60,190,365)
                                                                              -----------------      ----------------
        Total stockholders' equity                                                   12,836,031            14,993,009
                                                                              -----------------      ----------------
Commitments
        Total liabilities and stockholders' equity                          $        23,657,401            24,231,881
                                                                              =================      ================
See accompanying notes to financial statements.

                            ViroPharma Incorporated
                         (A Development Stage Company)

                            Statements of Operations
                                  (unaudited)
                   Three months ended June 30, 1998 and 1999,
              the six months ended June 30, 1998 and 1999, and the
           period from December 5, 1994 (inception) to June 30, 1999

                                                                                                        Period
                                                                                                   December 5, 1994
                                          Three months ended                   Six months ended     (inception) to
                                                June 30,                           June 30,             June 30,
                                         1998             1999              1998             1999         1999
                                     ------------       ---------       ------------      ----------   ----------
Revenues:
  License fee and milestones revenue $    750,000            -          $    750,000            -       4,000,000
  Grant revenue                              -               -                  -               -         526,894
                                     ------------       ---------       ------------      ----------   ----------
   Total revenues                         750,000            -               750,000            -       4,526,894
                                     ------------       ---------       ------------      ----------   ----------
Operating expenses incurred
 in the development stage:
  Research and development              5,819,081       5,233,702          9,636,927      10,094,585   55,854,381
  General and administrative              945,372       1,240,116          1,878,645       2,394,332   12,867,354
                                     ------------       ---------       ------------      ----------   ----------
   Total operating expenses             6,764,453       6,473,818         11,515,572      12,488,917   68,721,735
                                     ------------       ---------       ------------      ----------   ----------
   Loss from operations                (6,014,453)     (6,473,818)       (10,765,572)    (12,488,917) (64,194,841)
Interest income, net                      382,589         369,042            703,364         719,514    4,004,476
                                     ------------       ---------       ------------      ----------   ----------
   Net Loss                          $ (5,631,864)     (6,104,776)      $(10,062,208)    (11,769,403) (60,190,365)
                                     ============       =========       ============      ==========   ==========

Beneficial conversion feature of
 preferred stock                                        4,140,000                          4,140,000
                                                       ----------                         ----------
Net loss allocable to common
 shareholders                                         (10,244,776)                       (15,909,403)
                                                       ==========                         ==========

Basic and diluted net loss
 per share allocable to common
 shareholders                               (0.49)          (0.89)             (0.88)          (1.38)
                                     ============       =========       ============      ==========

Shares used in computing
 basic and diluted net loss
 per share allocable to
 common shareholders:                  11,481,927      11,572,195         11,478,646      11,563,641
                                     ============      ==========       ============      ==========

See accompanying notes to financial statements

                            ViroPharma Incorporated
                         (A Development Stage Company)

                            Statements of Cash Flows
                                  (unaudited)
                Six months ended June 30, 1998 and 1999 and the
           period from December 5, 1994 (inception) to June 30, 1999

                                                                                                                     Period from
                                                                                                                  December 5, 1994
                                                                                        Six months ended           (inception) to
                                                                                            June 30,                  June 30,
                                                                                      1998            1999              1999
                                                                                --------------------------------------------------
Cash flows from operating activities:
  Net loss                                                                      $ (10,062,208)    (11,769,403)         (60,190,365)
  Adjustments to reconcile net loss to net cash
  used in operating activities:
      Non-cash compensation expense                                                   102,275         126,643              712,128
      Non-cash warrant value                                                            7,968           7,968              149,760
      Non-cash consulting expense                                                       6,650           4,860               46,975
      Depreciation and amortization expense                                           191,347         258,566            1,033,031
      Changes in assets and liabilities:
        Other current assets                                                         (244,498)        154,056             (280,998)
        Notes receivable from officers                                                 (3,370)         19,602              (81,959)
        Other assets                                                                        -               -              (81,899)
        Accounts payable                                                              (67,586)      1,663,054            3,105,810
        Accrued expenses and other current liabilities                                120,578      (3,134,756)           4,274,005
                                                                                --------------------------------------------------
      Net cash used in operating activities                                        (9,948,844)    (12,669,410)         (51,313,512)

Cash flows from investing activities:
  Purchase of equipment                                                              (657,776)       (435,354)          (3,686,925)
  Purchase of short-term investments                                              (16,045,675)    (11,272,252)        (124,942,110)
  Sales of short-term investments                                                           -               -            9,680,414
  Maturities of short-term investments                                             23,613,553      17,827,154          102,439,060
                                                                                --------------------------------------------------
        Net cash (used in) provided by investing activities                         6,910,102       6,119,548          (16,509,561)

Cash flows from financing activities:
  Net proceeds from issuance of preferred stock                                             -      13,760,900           27,692,143
  Net proceeds from issuance of common stock                                           18,472          82,573           45,887,245
  Proceeds from milestone advance                                                           -               -            1,000,000
  Proceeds from loans payable                                                               -               -            1,100,000
  Payment of loans payable                                                            (50,000)        (83,333)            (266,666)
  Proceeds received on notes receivable                                                     -               -                1,625
  Proceeds from notes payable                                                               -               -              692,500
  Payment of notes payable                                                                  -               -              (50,000)
  Obligation under capital lease                                                      (29,830)        (27,463)              25,723
                                                                                --------------------------------------------------
        Net cash provided by (used in) financing activities                           (61,358)     13,732,677           76,082,570
                                                                                --------------------------------------------------
Net increase (decrease) in cash and cash equivalents                               (3,100,100)      7,182,815            8,259,497
Cash and cash equivalents at beginning of period                                    4,204,330       1,076,682                    -
                                                                                --------------------------------------------------
Cash and cash equivalents at end of period                                      $   1,104,230       8,259,497            8,259,497
                                                                                ==================================================

Supplemental disclosure of noncash transactions:
  Conversion of Note Payable to Series A and
    Series B Preferred Stock                                                    $           -               -              642,500
  Conversion of mandatorily redeemable convertible
    preferred stock to common shares                                                        -               -           16,264,199
  Notes issued for 828,750 common shares                                                    -               -                1,625
  Deferred compensation                                                                     -               -              833,086
  Accretion of redemption value attributable to
    mandatorily redeemable convertible preferred stock                                      -               -            1,616,445
  Conversion of milestone advance to loan payable                                           -               -            1,000,000
  Unrealized gains (losses) on available for sale securities                         (185,863)        (56,563)              50,999
See accompanying notes to financial statements.

                            ViroPharma Incorporated
                         (A Development Stage Company)

                         Notes to Financial Statements

                             June 30, 1998 and 1999
                                  (unaudited)

(1) Organization and Business Activities

ViroPharma Incorporated (a development stage company) (the "Company") commenced operations on December 5, 1994. The Company is a development stage pharmaceutical company engaged in the discovery and development of new antiviral medicines.

The Company is devoting substantially all of its efforts towards conducting drug discovery and development, raising capital, conducting clinical trials, pursuing regulatory approval for products under development, recruiting personnel and building infrastructure. In the course of such activities, the Company has sustained operating losses and expects such losses to continue for the foreseeable future. The Company has not generated any significant revenues or product sales and has not achieved profitable operations or positive cash flow from operations. The Company's deficit accumulated during the development stage aggregated $60,190,365 through June 30, 1999. There is no assurance that profitable operations, if ever achieved, could be sustained on a continuing basis.

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

Basis of Presentation

The information at June 30, 1999, and for the three and six months ended June 30, 1998 and 1999, is unaudited but includes all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary to state fairly the financial information set forth therein in accordance with generally accepted accounting principles. The interim results are not necessarily indicative of results to be expected for the full fiscal year.
These financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 1998 included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission.

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

The following reconciles net loss to comprehensive loss for the quarter and six-month periods ended June 30, 1998 and 1999:

                                        Quarter ended             Six-month period ended
                                          June 30,                      June 30,
                                     1998          1999             1998            1999
                                -------------   -----------     ------------    ------------
Net loss                        $ (5,631,864)   (6,104,776)     (10,062,208)    (11,769,403)
Other comprehensive income:
 Unrealized gains (losses) on
 available for sale securities      (154,783)      (93,349)        (185,863)        (56,563)
                                -------------   -----------     ------------    ------------
Comprehensive loss              $ (5,786,647)   (6,198,125)     (10,248,071)    (11,825,966)
                                =============   ===========     ============    ============

                            ViroPharma Incorporated
                         (A Development Stage Company)

                         Notes to Financial Statements


(3)  Sale of Preferred Stock


On May 5, 1999, the Company completed the sale of 2,300,000 shares of Series A Convertible Participating Preferred Stock ("preferred stock"). Net proceeds approximated $13,800,000. In addition, the Company issued warrants to purchase 595,000 shares of common stock at $9.53 per share to the purchasers of the preferred stock. The warrants expire on May 5, 2004. The preferred stock is convertible into shares of common stock on a one-for-one basis (subject to adjustment) at any time by the holder and under certain conditions by the Company. There is a 5% dividend per annum associated with the preferred stock in which the Company may choose to permanently defer payment, in which case the dividend is added to the liquidation value and increases the conversion ratio. The holders of the preferred stock have voting rights equivalent to the common stockholders. In addition, the holders of the preferred stock have liquidation rights equal to their original investment, subject to adjustment. As a result of the difference in the price paid per share of preferred stock and the fair market value per share of the underlying common stock at the date of the closing of the transaction, the Company has reflected the amount of the beneficial conversion feature in the Statement of Operations for the quarter and six-month period ended June 30, 1999. The fair market value was determined using the closing price as quoted on Nasdaq. The beneficial conversion feature aggregated $4,140,000 and is included in the net loss allocable to common shareholders.

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

     Any or all of our forward-looking statements in this report may turn out to be wrong. They can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties. Many factors, including those mentioned in the discussion below and those described in the "Risk Factors" discussion of our annual report on Form 10-K for the year ended December 31, 1998 filed with the Securities and Exchange Commission, will be important in determining future results. Consequently, no forward-looking statement can be guaranteed. Actual future results may vary materially. We do not intend to update our forward-looking statements to reflect future events or developments.

     Since inception, the Company has devoted substantially all of its resources to its research and product development programs. ViroPharma has generated no revenues from product sales and has been dependent upon funding primarily from equity financing. The Company does not expect any revenues from product sales for at least the next fifteen months, if at all. The Company has not been profitable since inception and has incurred a cumulative net loss of $60,195,365 through June 30, 1999. Losses have resulted principally from costs incurred in research and development activities and general and administrative expenses.
The Company expects to incur additional operating losses over at least the next several years. The Company expects such losses to increase over historical levels, primarily due to expected increases in the Company's research and development expenses, further clinical trials of the Company's most advanced drug candidate, pleconaril (including any significant additional studies for approval in the European Union, if any are required), and milestone payments that may be payable under the terms of the Company's agreement with Sanofi, S.A. ("Sanofi") in respect of pleconaril. Also, the Company expects to incur expenses related to its marketing and market research activities for pleconaril, its development of a marketing and sales staff and further research and development related to other product candidates. The Company's ability to achieve profitability is dependent on a number of factors, including its ability to develop and obtain regulatory approvals for its product candidates, successfully commercialize such product candidates, which may include entering into collaborative agreements for product development and commercialization, and secure contract manufacturing services.

Liquidity and Capital Resources

     The Company commenced operations in December 1994. The Company is a development stage company and to date has not generated revenues from product sales. The cash flows used in operations are primarily for research and development activities and the supporting general and administrative expenses. Through June 30, 1999, the Company has used approximately $51.3 million in operating activities. The Company invests its cash in short-term investments. Through June 30, 1999, the Company has used approximately $16.0 million in investing activities, including $12.3 million in short-term investments and $3.7 million in equipment purchases and new construction. Through June 30, 1999, the Company has financed its operations primarily through public offerings of Common Stock, private placements of preferred stock, two bank loans, equipment lease lines and a milestone advance totaling approximately $76.1 million. At June 30, 1999, the Company had cash and cash equivalents and short-term investments aggregating approximately $20.6 million.

     The Company leases its corporate and research and development facilities under an operating lease expiring in 2008. The Company also has the right to expand the facility and, under certain circumstances, to purchase the facility. The Company has financed substantially all of its equipment under two master lease agreements and two bank loans. The first bank loan, which the Company entered into in February 1997, is for $600,000, is payable in equal annual installments over 72 months and bears interest at 9%. The second bank loan, which the Company entered into in December 1998, is for

$500,000, is payable in equal annual installments over 60 months and bears interest at 7.5%. The Company is required to repay amounts outstanding under the two leases within periods ranging from 32 to 48 months. As of August 1, 1999, outstanding borrowings under these arrangements were approximately $930,000.

     Under the Company's agreement with Sanofi, the Company is required to make certain payments to Sanofi, including royalties, as defined, should agreed-upon future milestones be attained. The milestone events contemplate regulatory submissions of new drug applications and regulatory approvals in various jurisdictions. There can be no assurance that any such milestones will be attained.

     The Company and SELOC France entered into an Addendum to their Development Agreement in 1998 (the "SELOC Addendum"). Under the SELOC Addendum, SELOC has manufactured three validation batches of pleconaril drug substance. SELOC also is assisting the Company under the SELOC Addendum in preparing the pleconaril drug master file and is preparing certain documentation that will be required in connection with the Company's New Drug Application for pleconaril. The Company estimates that $0.7 million will be payable under the Addendum in 1999.

     On October 9, 1997, the Company received $1,000,000 from Boehringer Ingelheim Pharmaceuticals, Inc. ("BI") as an advance on a future milestone in connection with a Collaborative Research Agreement (the "Agreement"). The Agreement expired in August 1998. Such amount is due and payable in August 2000. The loan bears interest at 8.5% and is evidenced by a convertible promissory note. If amounts due under the note are not paid as described in the note, BI may convert the then outstanding principal balance and accrued interest thereon into shares of the Company's common stock based on the last sale price of the common stock on the date immediately prior to the date on which the Company is notified of BI's intention to convert the promissory note.

     The Company is currently expanding its research and development capabilities at its current facility. The Company expects that it will invest approximately $900,000 for this expansion over the next nine months.

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

Results of Operations

Quarters ended June 30, 1999 and 1998

     No revenues were earned by the Company during the quarter ended June 30, 1999. The Company earned milestone revenue of $750,000 during the quarter ended June 30, 1998. Research and development expenses decreased to $5,233,702 for the quarter ended June 30, 1999 from $5,819,081 for the quarter ended June 30, 1998. Research and development expenses for both periods were primarily incurred for the conduct of clinical trials of pleconaril and the advancement of drug candidates for the treatment of Hepatitis C and RSV pneumonia. Pleconaril is the Company's most advanced drug candidate. General and administrative expenses were $1,240,116 in the quarter ended June 30, 1999 compared to $945,372 for the same period of 1998. This increase is related to the medical education program being conducted in preparation for the potential marketing of pleconaril. The net loss increased to $6,104,776 for the quarter ended June 30, 1999 from $5,631,864 for the quarter ended June 30, 1998.

Six-months ended June 30, 1999 and 1998

     No revenues were earned by the Company for the six-month period ended June 30, 1999. The Company earned milestone revenue of $750,000 for the six-month period ended June 30, 1998. Research and development expenses increased to $10,094,585 for the six-month period ended June 30, 1999 from $9,636,927 for the six-month period ended June 30, 1998. Research and development expenses for both periods were primarily incurred for the conduct of clinical trials of pleconaril and the advancement of drug candidates for the treatment of Hepatitis C and RSV pneumonia. Pleconaril is the Company's most advanced drug candidate. General and administrative expenses were $2,394,332 in the six-month period ended June 30, 1999 compared to $1,878,645 for the same period of 1998. The increase in 1999 is related to the medical education program being conducted in preparation for the potential marketing of pleconaril. The net loss increased to $11,769,403 for the six-month period ended June 30, 1999 from $10,062,208 for the six-month period ended June 30, 1998.

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

     The Company is contacting its significant suppliers and service providers to determine the degree to which such parties are Year 2000 compliant. To date, the Company has not been advised of material Year 2000 issues by any of these parties. In addition, all contracts between the Company and third parties providing drug development or manufacturing services to ViroPharma require such third parties be in compliance with the laws, regulations and guidelines of the Food, Drug and Cosmetic Act (which requires appropriate steps to eliminate Year 2000 computer risks).

     The Company believes that its most likely "worst case scenario" regarding Year 2000 issues involves the failure of third party suppliers and service providers, particularly contract research organizations ("CRO's") engaged by the Company to monitor clinical trials, to be Year 2000 compliant. If such third parties are not Year 2000 compliant, or are unable to remediate any such noncompliance in a timely manner, the Company's business or operation could be adversely effected. In the event that the systems used by the Company's CRO's are not Year 2000 compliant, and the data collected by such CRO's on behalf of the Company is corrupted or not available, the Company will seek to recreate such data from the source documents, either by itself or by engaging others to perform the task on its behalf. If the Company is required to recreate such data, significant delays in reporting the results of the Company's clinical trials could result.

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

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk.

     Not applicable.

                          PART II - OTHER INFORMATION
                          ---------------------------

ITEM 2.  Changes in Securities.

     On May 5, 1999 (the "Issue Date"), the Company sold 2,300,000 shares of Series A Convertible Participating Preferred Stock, par value $.001 per share (the "Series A Stock"), to Perseus-Soros BioPharmaceutical Fund, L.P., for $14.3 million in a private placement transaction. The Series A Stock is convertible into shares of the Company's common stock, par value $.002 per share (the "Common Stock"), on a one for one basis, subject to adjustment for accrued but unpaid dividends and upon certain other events, at any time at the option of the holder. The Series A Stock is convertible into shares of Common Stock at the option of the Company if, at any time after the second anniversary of the Issue Date, the average of the daily closing prices per share of Common Stock for 90 consecutive days is at least 2.5 times the original purchase price per share. The Series A Stock is entitled to receive a 5% dividend per annum which the Company may choose to permanently defer, in which case the dividend is added to the liquidation value and increases the conversion ratio. In this same transaction, the Company issued warrants to purchase up to 595,000 shares of Common Stock at a price of $9.53 per share. The warrants are exercisable through May 5, 2004. The Company believes that these transactions were exempt from registration under Section 4(2) of the Securities Act of 1933, as amended, because the transactions did not involve a public offering.


ITEM 4.  Submission of Matters to a Vote of Security Holders.

  On May 14, 1999, the Company held its annual stockholders meeting (the "Meeting"). In connection with the Meeting, the Company solicited proxies for
(1) the election of Dr. Frank Baldino and Mr. Claude Nash as directors of the Company, and to ratify the elections of directors previously elected by the Board of Directors to fill vacancies in the Board, (2) to approve an amendment to the Company's Amended and Restated Certificate of Incorporation to permit the Board to amend the Company's Bylaws, subject to certain restrictions set forth in the Bylaws, (3) to approve an amendment to the Company's Bylaws to permit the Board to amend the Company's Bylaws, subject to certain restrictions, and
(4) to approve the transfer of certain of the Company's assets into one or more
wholly-owned subsidiaries of the Company.   The record date for determining the
stockholders entitled to receive notice of, and vote at, the Meeting was April 1, 1999 (the "Record Date"). The Company had 11,572,144 shares of its Common Stock outstanding as of the Record Date, of which 10,206,107 shares were represented at the Meeting by proxy and 800 shares were represented in person. Such shares were voted at the Meeting as follows:

                                   Number of Votes                                 BROKER
                                 FOR         AGAINST    WITHHELD       ABSTAIN    NON-VOTES

Election to the Board:

     Dr. Frank Baldino         9,561,204               637,703
     Mr. Claude Nash           9,558,254               640,653

Ratification of Previously Elected Directors:

     Mr. Robert Glaser         9,564,254               634,653
     Mr. David Williams        9,564,254               634,653
     Mr. Howard Pien           9,564,054               634,853

Approval of Amendment to       7,199,357     283,592                   80,533    2,643,608
Amended and Restated
Certificate of Incorporation

Approval of Bylaws Amendment   7,197,357     287,950                   78,000    2,643,600

Approval of Transfer of        7,433,847      40,989                   78,471    2,643,600
Assets to Subsidiary

ITEM 6.  Exhibits and Reports on Form 8-K

(a)       List of Exhibits:

          3.1 Amended and Restated Certificate of Incorporation of the Company, as amended by a Certificate of Amendment of Amended and Restated Certificate of Incorporation dated May 18, 1999

          3.3   Amended and Restated By-Laws of the Company.

          10.23 Letter Agreement dated June 7, 1999 between the Company and Perseus-Soros BioPharmaceutical Fund, L.P.

          27    Financial Data Schedule

(b)       Reports on Form 8-K:

          There were no reports on Form 8-K filed during the quarter ended June 30, 1999.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    VIROPHARMA INCORPORATED


Date: August 12, 1999           By:   /s/  Claude H. Nash
                                    ------------------------------
                                       Claude H. Nash
                                       President, Chief Executive Officer and
                                       Chairman of the Board of Directors
                                       (Principal Executive Officer)


                                By:   /s/  Vincent J. Milano
                                    ----------------------------
                                       Vincent J. Milano
                                       Vice President, Chief Financial Officer
                                       and Treasurer
                                       (Principal Financial and Accounting
                                        Officer)

                                 EXHIBIT INDEX
--------------------------------------------------------------------------------

Exhibit              Description

3.1                  Amended and Restated Certificate of
                     Incorporation of the Company, as amended by a Certificate of Amendment of Amended and Restated Certificate of Incorporation dated
                     May 18, 1999

3.3                  Amended and Restated By-Laws of the Company.

10.23 Letter Agreement dated June 7, 1999 between the Company and Perseus-Soros
                     BioPharmaceutical Fund, L.P.

27                   Financial Data Schedule