Form 10-Q
period 1999-09-30
VIROPHARMA INC
filed 1999-11-12
CIK 946840

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q




        [ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1999

                                       or

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

Number of shares outstanding of the issuer's Common Stock, par value $.002 per share, as of November 12, 1999: 15,049,415 shares.

                            VIROPHARMA INCORPORATED

                                     INDEX


PART I.   FINANCIAL INFORMATION

                                                                                              Page
                                                                                           ----------
   Item 1.  Financial Statements:

     Balance Sheets at December 31, 1998 and September 30, 1999                                 3


     Statements of Operations for the three months ended September 30, 1998 and 1999,           4
        the nine months ended September 30, 1998 and 1999, and the period from December
        5, 1994 (inception) to September 30, 1999


     Statements of Cash Flows for the nine months ended September 30, 1998 and 1999 and         5
        the period from December 5, 1994 (inception)  to September 30, 1999

     Notes to Financial Statements                                                              6

   Item 2.  Management's Discussion and Analysis of Financial Condition and                     8
            Results of Operations.

   Item 3.  Quantitative and Qualitative Disclosures About Market Risk.                        11

PART II. OTHER INFORMATION

   Item 6.    Exhibits and Reports on Form 8-K.                                                11

               Signatures                                                                      12


PART I.     FINANCIAL INFORMATION
---------------------------------

ITEM 1.      FINANCIAL STATEMENTS

                            ViroPharma Incorporated
                         (A Development Stage Company)
                                 Balance Sheets
                    December 31, 1998 and September 30, 1999

                                                                             December 31,      September 30,
                                                                                 1998               1999
                                                                             ------------      -------------
                                            Assets                             Audited           Unaudited
                                                                             ------------      -------------
Current assets:
  Cash and cash equivalents                                                  $  1,076,682         1,923,485
  Short-term investments                                                       18,935,100        10,104,679
  Notes receivable from officers - current                                         39,205            39,205
  Other current assets                                                            435,054           250,539
                                                                             ------------       -----------
        Total current assets                                                   20,486,041        12,317,908
Equipment and leasehold improvements, net                                       2,477,105         3,269,169
Restricted investments                                                            550,000           550,000
Notes receivable from officers - noncurrent                                        62,356            32,953
Other assets                                                                       81,899            81,899
                                                                             ------------       -----------
        Total assets                                                         $ 23,657,401        16,251,929
                                                                             ============       ===========

                             Liabilities and Stockholders' Equity
Current liabilities:
  Accounts payable                                                              1,442,756         2,751,658
  Loans payable - current                                                         200,000         1,200,000
  Obligation under capital lease - current                                         50,379            14,450
  Accrued expenses and other current liabilities                                7,302,511         3,912,596
                                                                             ------------       -----------
        Total current liabilities                                               8,995,646         7,878,704
Loans payable - noncurrent                                                      1,822,917           583,334
Obligation under capital lease - noncurrent                                         2,807                 -
                                                                             ------------       -----------
                                                                               10,821,370         8,462,038
                                                                             ------------       -----------

Stockholders' equity:
  Preferred stock, par value $.001 per share. 5,000,000
      shares authorized;  Series A convertible participating preferred stock; 2,300,000 issued and outstanding at September 30, 1999;
       none at December 31, 1998 (liquidation value $14,547,031)                        -             2,300


  Common stock, par value $.002 per share. Authorized 27,000,000 shares at December 31, 1998 and September 30, 1999; issued and outstanding
   11,516,794 shares at December 31, 1998 and 11,594,174 at September 30,
   1999                                                                            23,034            23,188



  Additional paid-in capital                                                   61,373,998        74,786,302
  Deferred compensation                                                          (247,601)          (82,769)
  Unrealized gains on available for sale securities                               107,562           138,311
  Deficit accumulated during the development stage                            (48,420,962)      (67,077,441)
                                                                             ------------       -----------
        Total stockholders' equity                                             12,836,031         7,789,891
                                                                             ------------       -----------
Commitments
        Total liabilities and stockholders' equity                           $ 23,657,401        16,251,929
                                                                             ============       ===========
See accompanying notes to financial statements.

                            ViroPharma Incorporated
                         (A Development Stage Company)

                            Statements of Operations
                                  (unaudited)
                Three months ended September 30, 1998 and 1999,
           the nine months ended September 30, 1998 and 1999, and the period from December 5, 1994 (inception) to September 30, 1999

                                                                                                              Period
                                                                                                            December 5,
                                                                                                               1994
                                                Three months ended            Nine months ended           (inception) to
                                                   September 30,                 September 30,             September 30,
                                               1998            1999          1998            1999              1999
                                           -----------     -----------   ------------     -----------       -----------
Revenues:
  License fee and milestones revenue       $   750,000              -       1,500,000              -          4,000,000
  Grant revenue                                     -               -              -               -            526,894
                                           -----------     -----------   ------------     -----------       -----------
     Tool revenues                             750,000              -       1,500,000              -          4,526,894
                                           -----------     -----------   ------------     -----------       -----------

Operating expenses incurred in the
 development stage:
  Research and development                   6,607,790       5,945,274     16,244,718      16,039,859        61,799,655
  General and administrative                 1,233,859       1,082,466      3,112,502       3,476,798        13,949,820
                                           -----------     -----------   ------------     -----------       -----------
     Total operating expenses                7,841,649       7,027,740     19,357,220      19,516,657        75,749,475
                                           -----------     -----------   ------------     -----------       -----------
     Loss from operations                   (7,091,649)     (7,027,740)   (17,857,220)    (19,516,657)      (71,222,581)
Interest income, net                           418,069         140,664      1,121,434         860,178         4,145,140
                                           -----------     -----------   ------------     -----------       -----------
     Net loss                              $(6,673,580)     (6,887,076)   (16,735,786)    (18,656,479)      (67,077,441)
                                           ===========                   ============                       ===========

Preferred stock dividends, including
 beneficial conversion component                               752,833                        752,833
Beneficial conversion feature of
 preferred stock                                                    -                       4,140,000
                                                           -----------                    -----------

Net loss allocable common
 stockholders                                               (7,639,909)                   (23,549,312)
                                                           ===========                    ===========

Basic and dilluted net loss per share
 allocable to common stockholders:               (0.58)          (0.66)         (1.46)          (2.04)
                                           ===========     ===========   ============     ===========

Shares used in computing basic and diluted
 net loss per share allocable to
 common stockholders:                       11,485,589      11,577,961     11,480,986      11,568,467
                                           ===========     ===========   ============     ===========

                            ViroPharma Incorporated
                         (A Development Stage Company)

                            Statements of Cash Flows
                                  (unaudited)
             Nine months ended September 30, 1998 and 1999 and the
         period from December 5, 1994 (inception) to September 30, 1999

                                                                                                                   Period from
                                                                                                                December 5, 1994
                                                                                Nine months ended                (inception) to
                                                                                  September 30,                   September 30,
                                                                           1998              1999                    1999
                                                                       -------------      ------------          ----------------
Cash flows from operating activities:
  Net loss                                                             $(16,735,786)      (18,656,479)           (67,077,441)
  Adjustments to reconcile net loss to net cash
  used in operating activities:
      Non-cash compensation expense                                         153,395           164,832                750,317
      Non-cash warrant value                                                 11,952            11,952                153,744
      Non-cash consulting expense                                            12,065             4,860                 46,975
      Depreciation and amortization expense                                 305,517           401,074              1,175,539
      Changes in assets and liabilities:
        Other current assets                                                186,323           184,515               (250,539)
        Notes receivable from officers                                        6,431            29,403                (72,158)
        Other assets                                                              -                 -                (81,899)
        Accounts payable                                                    (24,604)        1,308,902              2,751,658
        Accrued expenses and other current liabilities                    1,120,376        (3,496,165)             3,912,596
                                                                       ------------       -----------            -----------
      Net cash used in operating activities                             (14,964,331)      (20,047,106)           (58,691,208)

Cash flows from investing activities:
  Purchase of equipment                                                    (831,486)       (1,193,138)            (4,444,709)
  Purchase of short-term and restricted investments                     (24,008,371)      (14,896,490)          (128,566,348)
  Sales of short-term investments                                                 -                 -              9,680,414
  Maturities of short-term investments                                   36,045,978        23,757,660            108,369,566
                                                                       ------------       -----------            -----------
        Net cash (used in) provided by investing activities              11,206,121         7,668,032            (14,961,077)

Cash flows from financing activities:
  Net proceeds from issuance of preferred stock                                   -        13,310,900             27,242,143
  Net proceeds from issuance of common stock                                 19,712            87,046             45,891,718
  Proceeds from loans payable and milestone advance                               -                 -              2,100,000
  Payment of loans payable                                                  (75,000)         (133,333)              (316,666)
  Proceeds received on notes receivable                                           -                 -                  1,625
  Proceeds from notes payable                                                     -                 -                692,500
  Payment of notes payable                                                        -                 -                (50,000)
  Obligation under capital lease                                            (45,424)          (38,736)                14,450
                                                                       ------------       -----------            -----------
        Net cash provided by (used in) financing activities                (100,712)       13,225,877             75,575,770
                                                                       ------------       -----------            -----------
Net increase (decrease) in cash and cash equivalents                     (3,858,922)          846,803              1,923,485
Cash and cash equivalents at beginning of period                          4,204,330         1,076,682                      -
                                                                       ------------       -----------            -----------
Cash and cash equivalents at end of period                             $    345,408         1,923,485              1,923,485
                                                                       ============       ===========            ===========

Supplemental disclosure of noncash transactions:
  Conversion of milestone advance to loan payable                      $         -                  -              1,000,000
  Unrealized gains (losses) on available for sale securities              (111,905)            30,749                 50,999


                See accompanying notes to financial statements.

                            ViroPharma Incorporated
                         (A Development Stage Company)

                         Notes to Financial Statements

                          September 30, 1998 and 1999
                                  (unaudited)

(1) Organization and Business Activities

ViroPharma Incorporated (a development stage company) (the "Company") commenced operations on December 5, 1994. The Company is a development stage pharmaceutical company engaged in the discovery and development of new antiviral medicines.

The Company is devoting substantially all of its efforts towards conducting drug discovery and development, raising capital, conducting clinical trials, pursuing regulatory approval for products under development, recruiting personnel and building infrastructure. In the course of such activities, the Company has sustained operating losses and expects such losses to continue for the foreseeable future. The Company has not generated any significant revenues or product sales and has not achieved profitable operations or positive cash flow from operations. The Company's deficit accumulated during the development stage aggregated $67,077,441 through September 30, 1999. There is no assurance that profitable operations, if ever achieved, could be sustained on a continuing basis.

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

Basis of Presentation

The information at September 30, 1999, and for the three and nine months ended September 30, 1998 and 1999, is unaudited but includes all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary to state fairly the financial information set forth therein in accordance with generally accepted accounting principles. The interim results are not necessarily indicative of results to be expected for the full fiscal year. These financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 1998 included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission.

(2)  Comprehensive Loss

In 1998 the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting on Comprehensive Income" ("SFAS 130"). SFAS 130 requires that all items defined as comprehensive income, including changes in the amounts of unrealized gains and losses on available for sale securities, be shown as a component of comprehensive loss. In the Company's annual financial statements, comprehensive loss is presented as a separate financial statement. For interim financial statements, the Company is permitted to disclose the information in the footnotes to the financial statements. The disclosures are required for comparative purposes. The only comprehensive income item the Company has is unrealized gains and losses on available for sale securities.

The following reconciles net loss to comprehensive loss for the quarter and nine-month periods ended September 30, 1998 and 1999:

                                                  Quarter ended          Nine-month period ended
                                                   Septemer 30,               September 30,
                                                1998          1999          1998           1999
                                           ------------   -----------   ------------   ------------
   Net loss                                $(6,673,580)   (6,887,076)   (16,735,786)   (18,656,479)
   Other comprehensive income:
     Unrealized gains (losses) on
      available for sale securities             73,958        87,312      (111,905)         30,749
                                           -----------    ----------    -----------    -----------
   Comprehensive loss                      $(6,599,622)   (6,799,764)   (16,847,691)   (18,625,730)
                                           ===========    ==========    ===========    ===========

                            ViroPharma Incorporated
                         (A Development Stage Company)

                         Notes to Financial Statements

(3)  Preferred Stock

On May 5, 1999, the Company completed the sale of 2,300,000 shares of Series A Convertible Participating Preferred Stock ("preferred stock"). Net proceeds approximated $13,300,000. In addition, the Company issued warrants to purchase 595,000 shares of common stock at $9.53 per share to the purchasers of the preferred stock. The warrants expire on May 5, 2004. The preferred stock is convertible into shares of common stock on a one-for-one basis (subject to adjustment) at any time by the holder and under certain conditions by the Company. There is a 5% dividend per annum associated with the preferred stock in which the Company may choose to permanently defer cash payment of the dividend. In such case, the dividend is added to the liquidation value of the preferred stock and the preferred stock's conversion ratio is increased. The holders of the preferred stock have voting rights equivalent to the common stock holders. In addition, the holders of the preferred stock have liquidation rights equal to their original investment, subject to adjustment. As a result of the difference in the price paid per share of preferred stock and the fair market value per share of the underlying common stock at the date of the closing of the transaction, the Company has reflected the amount of the beneficial conversion feature in the Statement of Operations for the nine-month period ended September 30, 1999. The beneficial conversion feature aggregated $4,140,000 and is included in the net loss allocable to common stockholders.
The Company has chosen to defer the September 30, 1999 dividend and as a result, the difference between the conversion price per share of preferred stock and the fair market value per share of the underlying common stock at September 30, 1999 has been reflected as a beneficial conversion feature in the Statement of Operations for the quarter and nine-month period ended September 30, 1999. The fair market values were determined using the closing prices as quoted on Nasdaq. The beneficial conversion feature related to the quarterly preferred stock dividends aggregated $465,802 and is included in the net loss allocable to common stockholders for the quarter and nine-month period ended September 30, 1999.

(4)  Subsequent Event

On October 27, 1999 the Company completed a follow-on public offering of 3,000,000 shares of common stock. Net proceeds from this offering were approximately $53,300,000. In addition, the underwriters exercised their over-allotment option for 450,000 shares resulting in net proceeds of approximately $8,060,000.

ITEM 2.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Our disclosure and analysis in this report contains some forward-looking statements. Forward-looking statements give our current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current facts. They use words such as "anticipate," "estimate," "expect," "project," "intend," "plan," "believe," and other words and terms of similar meaning in connection with any discussion of future operating or financial performance. In particular, these include statements relating to present or anticipated scientific progress, development of potential pharmaceutical products, future revenues, the timing of regulatory filings and the actions taken by regulatory bodies, capital expenditures, research and development expenditures, future financings and collaborations, personnel, manufacturing requirements and capabilities, and other statements regarding matters that are not historical facts or statements of current condition.

     Any or all of our forward-looking statements in this report may turn out to be wrong. They can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties. Many factors, including those mentioned in the discussion below and those described in the "Risk Factors" discussion of our registration statement on Form S-3 filed with the Securities and Exchange Commission, will be important in determining future results. Consequently, no forward-looking statement can be guaranteed. Actual future results may vary materially. We do not intend to update our forward-looking statements to reflect future events or developments.

     Since inception, we have devoted substantially all of our resources to our research and product development programs. We have generated no revenues from product sales and have been dependent upon funding primarily from equity financing. We do not expect any revenues from product sales for at least the next twelve months, if at all. We have not been profitable since inception and have incurred a cumulative net loss of $67,077,441 through September 30, 1999. Losses have resulted principally from costs incurred in research and development activities and general and administrative expenses. We expect to incur additional operating losses over at least the next several years. We expect such losses to increase over historical levels, primarily due to expected increases in our research and development expenses, further clinical trials of our most advanced drug candidate, pleconaril (including any significant additional studies for approval in the European Union, if any are required), and milestone payments that may be payable under the terms of our agreement with Sanofi-Synthelabo for pleconaril. Also, we expect to incur expenses related to our marketing and market research activities for pleconaril, our development of a marketing and sales staff and further research and development related to other product candidates. Our ability to achieve profitability is dependent on a number of factors, including our ability to develop and obtain regulatory approvals for our product candidates, successfully commercialize those product candidates (which may include entering into collaborative agreements for product development and commercialization), and secure contract manufacturing and distribution and logistics services.

Liquidity and Capital Resources

     We began operations in December 1994. We are a development stage company and to date have not generated revenues from product sales. The cash flows used in operations are primarily for research and development activities and the supporting general and administrative expenses. Through September 30, 1999, we have used approximately $58.7 million in operating activities. We invest our cash in short-term investments. Through September 30, 1999, we have used approximately $15.0 million in investing activities, including $10.6 million in short-term investments and $4.4 million in equipment purchases and new construction. Through September 30, 1999, we have financed our operations primarily through public offerings of Common Stock, private placements of preferred stock, two bank loans, equipment lease lines and a milestone advance totaling approximately $75.6 million. At September 30, 1999, we had cash and cash equivalents and short-term investments aggregating approximately $12.0 million. On October 27, 1999, we completed a follow-on public offering of 3,000,000 shares of common stock for net proceeds of approximately $53.3
million.   The over-allotment option was exercised by the underwriters for the offering and we received approximately $8.0 million for the additional 450,000 shares.

     We lease our corporate and research and development facilities under an operating lease expiring in 2008. We also have the right to expand the facility and, under certain circumstances, to purchase the facility. We have financed substantially all of our equipment under two bank loans and two master lease agreements. The first bank loan, which we entered into in February 1997, is for $600,000, is payable in equal monthly installments over 72 months and has a 9.06%
interest rate. The second bank loan, which we entered into in December
1998, is for $500,000, is payable in equal monthly installments over 60 months and has a 7.25% interest rate. We are required to repay amounts outstanding under the two master lease agreements within periods ranging from 36 to 48 months. As of November 1, 1999, outstanding borrowings under these arrangements were approximately $815,000.

     Under our agreement with Sanofi-Synthelabo, we are required to make milestone payments upon the achievement of certain development milestones and, until the expiration of the agreement, royalty payments on any sales in the United States and Canada of products developed under the agreement. The development milestones include regulatory submissions of New Drug Applications and regulatory approvals in various jurisdictions, however, we may not be able to achieve these milestones. Unless the agreement is terminated earlier, in September 2001, or within 60 days after we file a New Drug Application for pleconaril for the treatment of viral meningitis, whichever occurs sooner, we will be required to pay Sanofi-Synthelabo $900,000.

     We entered into an Addendum to our Development Agreement with SELOC France in 1998. Under this Addendum, SELOC France has manufactured three validation batches of pleconaril drug substance. SELOC France also is assisting us in preparing the pleconaril drug master file and is preparing certain documentation that will be required in connection with our New Drug Application for pleconaril. We estimate that $450,000 will be payable under the Addendum in 1999.

     On October 9, 1997, we received $1,000,000 from Boehringer Ingelheim Pharmaceuticals, Inc. as an advance on a future milestone in connection with a Collaborative Research Agreement. The Boehringer Agreement expired in August 1998. The advance was made in the form of a loan that bears interest at 8.5% and is evidenced by a convertible promissory note. If amounts due under the note are not paid by August 15, 2000, Boehringer Ingelheim may convert the then-outstanding principal balance and accrued interest into shares of our common stock based on the last sale price of the common stock on the date immediately prior to the date Boehringer Ingelheim notifies us of its intention to convert the promissory note.

     We are currently expanding our research and development capabilities at our facility. To date, we have invested approximately $400,000 in the expansion and expect to invest approximately $600,000 for this expansion over the next six months. In addition, we have exercised our right to expand our current facility by 22,500 square feet. We will incur no material capital expenditures in connection with the exercise of this right and the resulting expansion and we expect that rent expense in future years will increase approximately $268,000 per annum, commencing in mid-2000.

     We have incurred losses from operations since inception. We expect to incur additional operating losses over at least the next several years. We expect to incur such losses at an increasing rate over at least the next several years, primarily due to expected increases in our research and development expenses, further clinical trials and clinical development of our most advanced drug candidate, pleconaril (including any significant additional studies for approval in the European Union, if any are required), and milestone payments that may be payable under the terms of our agreement with Sanofi-Synthelabo for pleconaril. Also, we expect to incur expenses related to our marketing and market research activities for pleconaril, our development of a marketing and sales staff and further research and development related to other product candidates.

     We expect that we will need to raise additional funds to continue our business activities and to further expand our facilities. We may need additional financing to complete all clinical studies and to develop our marketing and sales staffs for pleconaril. We expect that we will need additional financing for the development and required testing of our hepatitis C and respiratory syncytial virus, or RSV, disease compounds, and for any other product candidates. To obtain this financing, we expect to access the public or private equity markets or enter into additional arrangements with corporate collaborators. If we raise additional capital by issuing equity securities, the terms and prices for these financings may be much more favorable to the new investors than the terms obtained by our existing stockholders. These financings also may dilute the ownership of existing stockholders. Collaborative arrangements may require us to grant product development programs or licenses to third parties for products that we might otherwise seek to develop or commercialize ourselves. Additional financing, however, may not be available on acceptable terms from any source. If sufficient additional financing is not available, we may need to delay, reduce or eliminate current research and development programs or other aspects of our business.

Results of Operations

Quarters ended September 30, 1999 and 1998

     We earned no revenues during the quarter ended September 30, 1999. We earned milestone revenue of $750,000 during the quarter ended September 30, 1998. Research and development expenses decreased to $5,945,274 for the quarter ended September 30, 1999 from $6,607,790 for the quarter ended September 30, 1998. Research and development expenses for both periods were primarily incurred for the conduct of clinical trials of pleconaril and the advancement of drug candidates for the treatment of hepatitis C and RSV pneumonia. General and administrative expenses were $1,082,466 in the quarter ended September 30, 1999 compared to $1,233,859 for the same period of 1998. The net loss increased to $6,887,076 for the quarter ended September 30, 1999 from $6,673,580 for the quarter ended September 30, 1998.

     We expect that research and development expenses will increase substantially in the next twelve month period due to the anticipated clinical trials for product candidates for hepatitis C and RSV pneumonia.

Nine-months ended September 30, 1999 and 1998

     We earned no revenues for the nine-month period ended September 30, 1999. We earned milestone revenue of $1,500,000 for the nine-month period ended September 30, 1998. Research and development expenses decreased to $16,039,859 for the nine-month period ended September 30, 1999 from $16,244,718 for the nine-month period ended September 30, 1998. Research and development expenses for both periods were primarily incurred for the conduct of clinical trials of pleconaril and the advancement of drug candidates for the treatment of hepatitis C and RSV pneumonia. Pleconaril is our most advanced drug candidate. General and administrative expenses were $3,476,798 in the nine-month period ended September 30, 1999 compared to $3,112,502 for the same period of 1998. The increase in 1999 is related to the medical education program being conducted in
preparation for the potential marketing of pleconaril.   The net loss increased
to $18,656,479 for the nine-month period ended September 30, 1999 from $16,735,786 for the nine-month period ended September 30, 1998.

     We expect that research and development expenses will increase substantially in the next twelve month period due to the anticipated clinical trials for product candidates for hepatitis C and RSV pneumonia.

Year 2000 Impact

     Many currently installed computer systems are not capable of distinguishing 21st century dates from 20th century dates. As a result, beginning on January 1, 2000, computer systems and software used by many companies and organizations in a wide variety of industries including technology, transportation, utilities, finance and telecommunications will produce erroneous results or fail unless they have been modified or upgraded to process date information correctly.
There is significant uncertainty concerning the scope and magnitude of problems associated with the century change. We recognize the need to ensure that our operations will not be harmed by year 2000 software failures. We are assessing the potential overall impact of the impending century change on our business, financial condition and operating results. We have assessed our exposure to year 2000 related problems, focusing on four potential areas of exposure: internal information systems, scientific equipment, facility support systems, and the readiness of significant third parties with whom we have material business relationships. We have substantially completed the implementation of all necessary upgrades and believe that the year 2000 issue will not pose significant operational problems for our internal information systems. We have conducted an inventory of our major pieces of scientific equipment and of our major facility support systems such as communications, security and building maintenance systems, and we believe them to be year 2000-compliant.

     We have contacted our significant suppliers and service providers to determine if such parties are Year 2000 compliant. To date, we have not been advised of material Year 2000 issues by any of these parties. In addition, all contracts between us and third parties providing product development or manufacturing services to us require such third parties be in compliance with the laws, regulations and guidelines of the Food, Drug and Cosmetic Act, which requires appropriate steps to eliminate Year 2000 computer risks.

     The failure of third party suppliers and service providers, particularly contract research organizations engaged by us to monitor clinical trials, to be year 2000 compliant could adversely affect our operations. If such third parties are not year 2000 compliant, or are unable to fix problems that they encounter related to the year 2000 issue in a timely manner, our business or operation could be disrupted. If systems used by our contract research organizations are not year 2000 compliant, and the data collected by the contract research organizations on our behalf is corrupted or not available, we will have to recreate such data from the source documents, either by ourselves or by engaging others to perform the task on our behalf. If we are required to recreate such data, significant delays in reporting the results of our clinical trials could result.

     To date, we have not expended material amounts on the Year 2000 issue. We believe that costs, if any, of addressing Year 2000 issues presented by our internal systems will not have a material adverse impact on our financial position or results of operations. We also face the risks that the year 2000 issue poses to industry generally, such as the risk that communications, transportation or utility service will be interrupted.

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk.

     Not applicable.



                          PART II - OTHER INFORMATION
                         ----------------------------

ITEM 6.  Exhibits and Reports on Form 8-K

(a)  List of Exhibits:

          27  Financial Data Schedule

(b)  Reports on Form 8-K:

     There were no reports on Form 8-K filed during the quarter ended September 30, 1999.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    VIROPHARMA INCORPORATED


Date: November 12, 1999             By:     /s/  Claude H. Nash
                                       -------------------------------------
                                       Claude H. Nash
                                       President, Chief Executive Officer and
                                       Chairman of the Board of Directors
                                       (Principal Executive Officer)


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


  27                                     Financial Data Schedule