Form 10-K405
period 1999-12-31
VIROPHARMA INC
filed 2000-03-15
CIK 946840

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

  For the fiscal year ended December 31, 1999

                                      OR

  [_]        Transition report pursuant to section 13 or 15(d) of
                      the Securities Exchange Act of 1934

  For the transition period from     to

  Commission File Number:   0-21699

                            VIROPHARMA INCORPORATED
            (Exact name of registrant as specified in our charter)

                                                       94-2347624
               Delaware                     (I.R.S. Employer Identification
    (State or other jurisdiction of                     No.)
    incorporation or organization)


                                                         19341
        405 Eagleview Boulevard                        (Zip Code)
          Exton, Pennsylvania
    (Address of principal executive
               offices)

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

                         Common Stock, par value $.002

                               ----------------

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days: YES [X] NO [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

  The approximate aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $1,324,000,000 as of March 1, 2000, based upon the closing sale price per share of the Common Stock as quoted on the Nasdaq National Market. This amount excludes 3,338,645 shares of the registrant's voting stock held by directors, officers and stockholders with representatives on the board of directors whose ownership exceeds ten percent of the registrant's Common Stock outstanding at March 1, 2000. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant, or that such person is controlled by or under common control with the registrant.

  The number of shares of the registrant's Common Stock outstanding as of March 1, 2000 was 15,119,936.

                      DOCUMENTS INCORPORATED BY REFERENCE

  As stated in Part III of this Annual Report on Form 10-K, portions of the registrant's definitive proxy statement for the registrant's 2000 Annual Meeting of Stockholders to be held on May 18, 2000 are incorporated by reference in Part III of this Annual Report on Form 10-K.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                            VIROPHARMA INCORPORATED

                            FORM 10-K ANNUAL REPORT
                    For Fiscal Year Ended December 31, 1999

                               TABLE OF CONTENTS

                                                                           Page
                                                                           ----
 PART I


 Item 1.  Business                                                           1
 Item 2.  Properties                                                        25
 Item 3.  Legal Proceedings                                                 25
 Item 4.  Submission of Matters to a Vote of Security Holders               25


 PART II


 Item 5.  Market for the Registrant's Common Equity and Related
          Stockholder Matters                                               27
 Item 6.  Selected Financial Data                                           27
 Item 7.  Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                         28
 Item 7A. Quantitative and Qualitative Disclosures about Market Risk        32
 Item 8.  Financial Statements and Supplementary Data                       33
 Item 9.  Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure                                          33


 PART III


 Item 10. Directors and Executive Officers of the Registrant                33
 Item 11. Executive Compensation                                            33
 Item 12. Security Ownership of Certain Beneficial Owners and Management    33
 Item 13. Certain Relationships and Related Transactions                    33


 PART IV


 Item 14. Exhibits, Financial Statement Schedules, and Reports on Form
          8-K                                                               34


 Index to Financial Statements                                              37

  "ViroPharma" is a trademark and service mark of ViroPharma. We have applications to register the trademark and service mark in the United States and Canada. All other brand names or trademarks appearing in this Annual Report on Form 10-K are the property of others.

                                    PART I

                                   Business

ITEM 1. BUSINESS

Overview

  We are a pharmaceutical company dedicated to the commercialization, development and discovery of new antiviral medicines. We have focused our current drug development and discovery activities on a number of ribonucleic acid, or RNA, virus diseases, including:

    . viral respiratory infection, or VRI;

    . viral meningitis;

    . hepatitis C; and

    . respiratory syncytial virus diseases, or RSV diseases.

  In September 1999, we commenced our Phase III clinical program with our lead product candidate, pleconaril, for the treatment of VRI, a severe form of the common cold. We are also conducting a Phase III clinical program with pleconaril for the treatment of viral meningitis. In July 1999, we reported our preliminary analysis of data from our Phase II clinical program with pleconaril for the treatment of VRI. We reported our preliminary analyses of data from our Phase II/III program with pleconaril for the treatment of viral meningitis in adults and adolescents in January 1999 and in pediatric patients in November 1998. We expect to have preliminary results from the first Phase III clinical trial in VRI and the two Phase III clinical trials in viral meningitis, in the first half of 2000. We commenced a Phase I clinical program with our hepatitis C product candidate in collaboration with American Home Products Corporation in February 2000. We have additional proprietary compounds in research, preclinical and early clinical stages of development for the treatment of hepatitis C and RSV diseases.

  We believe that our drug discovery and development technologies and expertise have potential applicability to a broad range of diseases caused by RNA viruses. RNA viruses are responsible for the majority of human viral diseases, causing illnesses ranging from acute and chronic ailments to fatal infections.

  We were incorporated in Delaware in September 1994 and commenced operations in December 1994. Our executive offices and research facility are located at 405 Eagleview Boulevard, Exton, PA 19341, and our telephone number is 610-458-7300.

Diseases Caused By Viruses

  Viruses are intracellular parasites that require a living host cell within which to reproduce. Infection by viruses, and their ensuing replication, can lead to disease. Viral epidemics, pandemics, acute outbreaks and chronic viral diseases continue to cause an enormous amount of human suffering and death. There are three fundamental classes of viruses:

    . deoxyribonucleic acid, or DNA, viruses, which use DNA as their genetic material and replicate their DNA in a manner similar to human cells;

    . retroviruses, which reproduce by first converting their RNA into DNA in infected cells, then converting this DNA back into RNA; and

    . RNA viruses, which have the unique ability to directly reproduce their RNA to create new RNA virus offspring through a process known as RNA replication. This ability to directly replicate RNA distinguishes RNA viruses from DNA viruses, retroviruses and human cells.

  DNA viruses cause diseases such as herpes, hepatitis B and papillomas (warts). The retrovirus HIV, or human immunodeficiency virus, causes AIDS. RNA viruses, however, are responsible for the majority of human viral diseases, causing a multitude of illnesses ranging from acute and chronic ailments to fatal infections. The following is a list of selected diseases caused by RNA viruses:

-------------------------------------------------------------------------------
                              RNA Virus Diseases

  Bronchiolitis                 Hemorrhagic fevers           Rhinovirus common cold
  Bronchitis                    Hepatitis A, D and E         RSV diseases
  Dengue fever                  Hepatitis C                  Rubella
  Diarrhea diseases             Influenza                    Tick fevers
  Ebola fever                   Measles                      Viral meningitis
  Encephalitis                  Myocarditis                  Viral pharyngitis
  Hand-foot-and-mouth disease   Neonatal enteroviral disease Viral respiratory infection
  Hantavirus pulmonary syn-
   drome                        Otitis media                 Yellow fever
  Hemorrhagic conjunctivitis    Rabies

 We have focused our current product development and discovery activities on the italicized diseases.

-------------------------------------------------------------------------------

Product Pipeline

  We are focusing our current product discovery and development activities on a number of RNA virus diseases affecting children and adults, including VRI, viral meningitis, hepatitis C and RSV diseases. The following chart sets forth these target disease indications and the status of our product candidates:

-------------------------------------------------------------------------------

Disease
Indication     Product Candidate                     Development Status
-------------------------------------------------------------------------------------------
Viral respi-   Pleconaril
 ratory in-
 fection                         First Phase III trial in adolescents/adults ongoing
                                 Two Phase II trials in adolescents/adults completed
                                 Phase II trial in adolescents/adults with asthma completed
                                 Phase II challenge study completed
Viral menin-   Pleconaril
 gitis                           Phase III trial in children ongoing
                                 Phase III trial in adolescents/adults ongoing
                                 Phase II/III trial in children completed
                                 Phase II/III trial in adolescents/adults completed
                                 Phase II trial completed
High risk      Pleconaril        Open label compassionate use ongoing
 picornavirus
 - diseases
Hepatitis C    VP 50406          Phase I trial ongoing
RSV diseases   VP 14637          Preclinical development

-------------------------------------------------------------------------------

Pleconaril

  We currently are developing our most advanced product candidate, pleconaril, for the treatment of common diseases caused by picornaviruses. Picornaviruses are a large, very prevalent group of RNA viruses that are responsible for a significant portion of human disease caused by RNA viruses. Picornaviruses, particularly enteroviruses and rhinoviruses, are the predominant cause of VRI (a severe form of the common cold), viral meningitis, myocarditis, encephalitis, bronchitis, otitis media and neonatal enteroviral disease, as well as viral exacerbations in individuals with asthma and chronic obstructive pulmonary disease. Immunocompromised patients, including transplant patients and patients receiving chemotherapy, also are extremely susceptible to severe disease caused by picornavirus infections.

  Pleconaril is a proprietary, orally-administered small molecule inhibitor of picornaviruses that was discovered by scientists currently with ViroPharma. Pleconaril has been demonstrated to inhibit picornavirus replication in vitro by a novel, virus-specific mode of action. Pleconaril works by inhibiting the function of the viral protein coat, also known as the viral capsid, which is essential for virus infectivity and transmission. Preclinical studies have shown that pleconaril integrates within the picornavirus capsid at a specific site that is common to a majority of picornaviruses and disrupts several stages of the virus infection cycle.

  We have developed liquid, solid, suspension and intranasal formulations of pleconaril. The liquid formulation has been used in all of our trials completed to date and is being used in our ongoing trials for viral meningitis. The solid formulation is being used in our ongoing VRI trial.

Viral Respiratory Infection.

  In September 1999, we commenced the first of two planned Phase III studies of pleconaril for the treatment of respiratory illness caused predominantly by picornaviruses, which is often referred to as viral respiratory infection, or VRI. VRI is a severe form of the common cold characterized by sore throat, runny nose, cough, body aches and weakness.

  Currently, there are no antiviral pharmaceuticals for the treatment of VRI. However, physicians often prescribe antibiotics to patients with VRI. In fact, there are 18 million to 20 million antibiotic prescriptions written annually in the United States for patients suffering from the symptoms of VRI. Other than to prevent secondary bacterial infections, antibiotics are ineffective in treating viral diseases, including VRI. Therefore, many people afflicted with this illness seek relief from prescription and over-the-counter cough and cold remedies, analgesics and antipyretics. However, these medicines are only able to reduce the symptoms of VRI, and do not treat the underlying disease.

  In July 1999, we reported our preliminary analysis of data from our Phase II clinical program for pleconaril for the treatment of VRI. The program enrolled 1,501 patients in three double-blinded, placebo-controlled trials for VRI. The largest of the three studies enrolled 1,024 otherwise healthy adolescent and adult patients who received either 400 milligrams of pleconaril or placebo two times or three times daily. Based on our analysis of the data from this study, randomized patients who received 400 milligrams of pleconaril three times daily experienced a clinical benefit and a statistically significant reduction in their disease when compared to placebo. Specifically, these patients reported:

    . a 3.5 day reduction in the median time to complete elimination of disease symptoms from 14 days to 10.5 days (p = 0.009);

    . a 3.5 day reduction in the median time to patient overall wellness from 14 days to 10.5 days (p = 0.002);

    . a 1.5 day reduction in median time to elimination of nasal congestion
      (p = 0.030);

    . a 1.5 day reduction in median time to elimination of runny nose (p =
      0.035);

    . a one day reduction in median time to elimination of sore throat (p =
      0.008); and

    . no overall differences in adverse event profiles relative to placebo-treated patients.

  We designed our Phase III clinical program with pleconaril for the treatment of VRI based on the results of this study and data obtained from our two smaller studies. We expect this clinical program to include two Phase III double-blinded placebo-controlled clinical trials. In September 1999, we initiated our first Phase III clinical trial for VRI using 400 milligrams of pleconaril three times daily in otherwise healthy adolescent and adult patients. We expect to have preliminary results from the first Phase III clinical trial in VRI in the first half of 2000.

Viral Meningitis.

  In July 1998, we commenced our Phase III clinical program with pleconaril for the treatment of viral meningitis in both adults and children between the ages of eight and 14 years.

  Meningitis is an infection of the central nervous system predominantly caused by enteroviruses, and is characterized by the abrupt onset of severe headache, stiffness of the neck or back, fever, muscle pain, nausea, vomiting and malaise. The disease generally requires emergency medical care and occasionally progresses to serious neurologic effects, particularly among infants. There are currently no antiviral pharmaceuticals for the treatment of viral meningitis.

  We reported our preliminary analysis of data from our Phase II/III clinical program for viral meningitis in adolescents and adults in January 1999 and in pediatric patients in November 1998.

  The results for 130 adult patients treated with 200 milligrams of pleconaril or placebo three times daily were as follows:

    . a two day reduction in the median duration of headache for pleconaril-treated patients with confirmed enteroviral meningitis from nine to seven days (p = 0.04);

    . a one day reduction in the median duration of headache in all randomized patients from nine to eight days (p = 0.03);

    . a two day reduction in the median time for patients to return to work
      (p = 0.045);

    . a clinical benefit within 24 hours after initiation of therapy; and

    . no overall differences in adverse event profiles relative to placebo-treated patients.

  The results for 144 pediatric patients treated with 2.5 milligrams/kilogram of pleconaril or placebo three times daily were as follows:

    . a one day reduction in disease duration when measured by the elimination of major meningitis symptoms (p = 0.033);

    . a three day reduction in disease duration when measured by a caregiver's assessment of the patient's illness (p = 0.048); and

    . no overall differences in adverse event profiles relative to placebo-treated patients.

  While our analysis of the data from this pediatric study demonstrated a statistically significant reduction in disease duration when measured by headache in children between the ages of eight and 14 years, the data did not show a statistically significant reduction in the duration of headache for all children treated in this study. We believe that this result was due to the difficulty in assessing headache severity in children between the ages of four and seven years. The results for 76 children between the ages of eight and 14 years who received 2.5 milligrams/kilogram of pleconaril or placebo three times daily were as follows:

    . a one day reduction in disease duration when measured by headache (p =
      0.029);

    . a three day reduction in disease duration when measured by the elimination of major meningitis symptoms (p = 0.045); and

    . no overall differences in adverse event profiles relative to placebo-treated patients.

  We designed our Phase III clinical program for pleconaril for the treatment of viral meningitis based on these studies. This clinical program, which commenced in July 1998, includes one Phase III double-blinded placebo-controlled clinical trial using 200 milligrams of pleconaril three times daily in otherwise healthy adolescent and adult patients, and one Phase III double-blinded placebo-controlled clinical trial using 2.5 milligrams/kilogram of pleconaril three times daily in otherwise healthy children between the ages of eight and 14 years. In addition, we are conducting a non-drug, natural history study of viral meningitis in children between the ages of four and seven years to further understand the disease in this population. We expect to have preliminary results from the two Phase III clinical trials in viral meningitis in the first half of 2000.

High Risk Patients.

  Since August 1996, we have made pleconaril available on an open label basis for patients with life-threatening or seriously disabling diseases caused by picornaviruses. As of January 13, 2000, a total of 120 patients have been treated for a variety of life-threatening illnesses, including chronic meningoencephalitis in patients with immune deficiency, myocarditis, neonatal enteroviral disease, poliomyelitis syndromes, enterovirus infections after bone marrow transplantation, rhinovirus pneumonia, encephalitis, post-polio syndrome, chronic fatigue, enteroviral infection in patients with immune deficiency and enteroviral gastroenteritis in patients with immune deficiency. A majority of these high risk patients receiving a short course of pleconaril treatment have experienced a sustained clinical benefit and clearance of the virus. Although data from the compassionate use of pleconaril in these patients will be included in our New Drug Application for viral meningitis, these data are typically not sufficient to support an independent label indication.

Hepatitis C

  In February 2000, we commenced Phase I clinical studies on product candidate VP50406 for the treatment of hepatitis C due to the hepatitis C virus, commonly known as HCV. VP50406 is a proprietary, orally bioavailable small molecule that has been demonstrated to inhibit RNA replication of HCV in vitro. This compound is the lead compound in a chemical series discovered and developed by ViroPharma. We are conducting these Phase I studies as part of our collaboration with American Home Products Corporation under a collaboration and license agreement that we entered into with American Home Products Corporation in December 1999. In our collaboration with American Home Products Corporation, we also are continuing with the development of several additional potent, selective and chemically distinct compounds that inhibit several key HCV-encoded enzyme activities that are essential to viral RNA replication.

  HCV is recognized as a major cause of chronic hepatitis worldwide. Approximately 85% of persons infected with HCV develop chronic hepatitis, of which 20% progress to liver cirrhosis. Chronic HCV infection can also lead to the development of hepatocellular carcinoma and liver failure.

RSV Diseases

  We currently are conducting preclinical toxicology studies on product candidate VP14637 for the treatment of diseases caused by respiratory syncytial virus, or RSV. VP14637 is a proprietary, small molecule that has been demonstrated to inhibit RSV replication in vitro. This compound is the lead compound in a chemical series discovered and developed by ViroPharma. We also are continuing with discovery and development activities of additional compounds that have selective activity against RSV.

  RSV is a major viral respiratory tract pathogen that often causes pneumonia and bronchiolitis. Infants and young children with underlying conditions such as prematurity, congenital heart disease, bronchopulmonary dysplasia and various congenital or acquired immunodeficiency syndromes (such as asthma or immunodeficiency resulting from bone marrow transplants) are at greatest risk of serious RSV morbidity and mortality. RSV is also a major cause of morbidity and mortality in the elderly. Certain patient groups are particularly at risk for suffering from serious and life-threatening complications arising from RSV infections. These groups include:

    . Bone marrow transplant patients;

    . Chronic obstructed pulmonary disease patients (including bronchitis and emphysema); and

    . Asthmatic patients.

Treating RNA Virus Diseases

The RNA Virus Replication Process

  Important to the successful discovery and development of antiviral pharmaceuticals is the ability to analyze the virus in a laboratory setting and to dissect the molecular and biochemical events critical to virus replication. The manipulation of RNA viruses and, in particular, the virus's RNA genome, requires special techniques and skills. Historically, technical limitations have hampered investigation of RNA virus replication. Consequently, the scientific community's understanding of the molecular events of RNA virus replication is incomplete. However, significant recent advancements in biological and molecular technologies related to the manipulation of RNA and RNA viruses have enabled us to pursue the discovery and development of effective treatments for RNA virus diseases.

  We believe that the process of viral RNA uncoating and replication represents an attractive target for the therapeutic intervention in disease caused by RNA viruses. For RNA viruses to cause disease, they must replicate. Inhibiting RNA virus replication can prevent, limit or stop disease. In addition to thwarting disease, the direct inhibition of viral RNA uncoating and replication should reduce generation of drug-resistant virus offspring and decrease virus transmission from infected individuals to healthy persons. RNA replication is a complicated process involving several viral proteins that must act together in a coordinated fashion. Due to the nature of this process, changes or mutations in these proteins are not readily tolerated. Consequently, viral proteins required for RNA replication are not only specific to the virus, they are among the least variable proteins of the virus. This is in contrast to the highly variable viral surface proteins generally involved in immune responses to virus infections. This invariability of the viral proteins responsible for viral RNA replication represents an important attribute in their selection as molecular targets for antiviral product discovery and development.

The ViroPharma Approach

  While the RNA uncoating and replication process is common among all RNA viruses, the detailed molecular and biochemical mechanisms involved currently are not fully understood. However, we have used our experience in RNA virology, RNA virus uncoating and RNA replication, along with recent advances in biological, molecular and informatics technologies, to gain an understanding of several aspects of the RNA virus uncoating and replication process. Scientists now with ViroPharma have elucidated fundamental processes involved in virus uncoating and have used this knowledge to design compounds to inhibit these processes. These scientists have also succeeded in discovering essential virus enzyme activities that are critical to RNA replication. They have further characterized RNA virus replication activities and have used the resulting information to develop novel drug screening assays. Our assays are optimized for high sensitivity and specificity and are validated for reproducibility. These assays are automated using state-of-the-art robotics technologies to facilitate the high throughput screening of large chemical libraries. Using our novel assays, we have discovered proprietary small molecule compounds that inhibit the targeted virus-specific activities.

  Once active compounds are identified, we advance such compounds to clinical product candidates through a process of chemical optimization. This process involves the rapid generation of an expanded chemical analog series based on the initial active compounds and utilizes an array of technologies including computer-assisted pharmacophore modeling and drug design techniques, two-dimensional and three-dimensional structure and substructure chemical database searches and conventional medicinal chemistry, combinatorial chemistry and automated high capacity chemical synthetic methods. We then evaluate analog series in various biochemical and biological assays that assess compound selectivity, potency, safety and bioavailability. Importantly, we chemically optimize active compounds for these four key parameters in parallel, not sequentially. We believe that our combination of chemical and biological technologies and our parallel compound optimization process allows us to accelerate product discovery and development. The generation of large numbers of specific chemical analogs by our scientists also enables us to rapidly expand our valuable chemical library in a manner that is biased toward inhibitors of enzymes and activities essential to RNA virus replication. We believe that this library provides a significant advantage in our efforts to discover novel inhibitors for additional RNA virus diseases.

Manufacturing

  We currently do not have commercial manufacturing capabilities, and do not intend to develop such capabilities for any product in the near future. Our commercialization plans are to leverage the infrastructure of partners for the manufacturing and distribution of pleconaril and our other product candidates. Pleconaril drug substance is prepared from readily available materials using reliable processes. Both pleconaril and the technology used to manufacture it are proprietary and covered by the patents licensed to us by Sanofi-Synthelabo. In April 1997, we entered into a Development Agreement with SELOC France for the manufacture of pleconaril bulk drug substance and the development of a process for its commercial-scale production. In March 1998, we entered into an Addendum to the Development Agreement with SELOC France for the manufacture of validation batches of pleconaril bulk drug substance and the preparation of certain documentation that will be required in connection with our New Drug Applications for pleconaril. We have entered into agreements with Patheon, Inc. for the manufacture of liquid and solid formulations of pleconaril drug product from bulk drug substance. We have not yet committed to a commercial supply agreement with any third party.

  We have developed liquid, solid, suspension and intranasal formulations of pleconaril. We have used a liquid formulation of pleconaril in all of our trials completed to date and the liquid formulation is being used in our ongoing trials for viral meningitis. We are using a solid formulation in our ongoing trial for pleconaril in the treatment of VRI.

  We anticipate that our current supply of pleconaril drug substance and drug product, together with the bulk drug substance and drug product that we will receive from our suppliers, will be sufficient to complete our formulation development activities and our ongoing clinical trials.

  We have established quality control guidelines, which require that third party manufacturers under contract produce the drug product in accordance with the FDA's current Good Manufacturing Practices requirements. We maintain confidentiality agreements with potential and existing manufacturers in order to protect our proprietary rights related to pleconaril.

  For the preparation of other compounds, we intend to contract with third-party manufacturers for preclinical research, manufacture of drug substances for clinical development and manufacture of drug products for commercial sale.

Marketing and Sales

  Under our agreement with Sanofi-Synthelabo, we have the exclusive right to market and sell pleconaril for all enterovirus and rhinovirus indications in the United States and Canada. We are continuing our market research on the multiple disease indications for which we are developing pleconaril. Our marketing plans focus on medical education, including the use of thought leaders in peer-to-peer presentations at appropriate medical meetings. In addition, we have an extensive medical and scientific publications plan in place.

  We currently do not have a sales staff. We expect to build a focused antiviral sales force to launch pleconaril for the treatment of viral meningitis and high risk patients. To penetrate the VRI marketplace, however, we intend to identify a strategic partner to help us market pleconaril for the treatment of VRI to primary care physicians.

  The success and commercialization of our other potential products will be dependent, in part, upon our ability to enter into additional collaborative agreements for other potential products. There can be no assurance that we will be successful in developing a sales force, entering into collaborative arrangements, penetrating the markets for any proposed products or achieving market acceptance of our products. There can be no assurance that any such marketing arrangements will be available on terms acceptable to us, if at all, that such third parties would perform adequately their obligations as expected, or that any revenue would be derived from such arrangements.

Strategic Relationships

Sanofi-Synthelabo

  Pleconaril was discovered by scientists currently with ViroPharma while they were with Sterling Winthrop, Inc., now Sanofi-Synthelabo S.A. In December 1995, we entered into an agreement with Sanofi-Synthelabo under which we received exclusive rights under patents owned by Sanofi-Synthelabo to develop and market all products relating to pleconaril and related compounds for use in enterovirus and rhinovirus disease indications in the United States and Canada, as well as a right of first refusal for any other indications in the United States and Canada. Our rights include rights to use all of Sanofi-Synthelabo's patents, know-how and trademarks relating to pleconaril for those indications in the United States and Canada. We have the right to sublicense our rights under the agreement subject to Sanofi-Synthelabo's consent, which consent is not to be unreasonably withheld.

Pleconaril, which is currently in clinical trials, is covered by one of the licensed United States patents, which expires in 2012, and one of the licensed Canadian patent applications. We will be dependent on Sanofi-Synthelabo to prosecute such patent applications and may be dependent on Sanofi-Synthelabo to protect such patent rights.

  Under our agreement with Sanofi-Synthelabo, we are required to make milestone payments to Sanofi-Synthelabo upon the achievement of certain development milestones and, until the expiration or termination of the agreement, royalty payments on any sales of products developed under the agreement in the United States and Canada, which royalty payments will be reduced upon the expiration of the last patent on pleconaril or any related drug. We would receive royalties from Sanofi-Synthelabo on sales of products by Sanofi-Synthelabo outside the United States and Canada. We believe that the royalty rates payable by both Sanofi-Synthelabo and us are comparable to the rates generally payable by other companies under similar arrangements. The milestone events generally include regulatory submissions of new drug applications and regulatory approvals in various jurisdictions. These milestones, however, may never be attained. Sanofi-Synthelabo must reimburse certain of the milestone fees previously paid by us upon submission of pleconaril for regulatory approval in Japan. Also, if foreign regulatory authorities require significant additional testing of pleconaril for use in the European Union, we will be required to conduct such studies at our own expense.

  Our agreement with Sanofi-Synthelabo terminates on the later of expiration of the last patent licensed to us under the agreement or ten years following our first sale of a product containing a compound licensed to us under the agreement in the United States or Canada, or earlier under certain circumstances. In the event of such a termination, we may be subject to restrictions under the agreement on our ability to market pleconaril and compete with Sanofi-Synthelabo. In addition, Sanofi-Synthelabo has the right to terminate the agreement if we are subject to a change of control that would materially and adversely affect the development, manufacturing and marketing of the products under the agreement. The term automatically renews for successive five-year terms unless six months' prior written notice of termination is given by either party. We also have the right to manufacture, or contract with third parties to manufacture, any drug product derived from the pleconaril drug substance.

American Home Products Corporation

  In December 1999, we entered into a collaboration and license agreement with American Home Products Corporation to jointly develop products for use in treating hepatitis C due to the hepatitis C virus in humans. Under the agreement, we licensed to American Home Products worldwide rights under patents and know-how owned by us or created under the agreement. We have the right to co-promote these products in the United States and Canada and American Home Products will promote the products elsewhere in the world. During the initial research phase of the agreement, the two parties will work together exclusively on the development of small molecule compounds directed against certain HCV targets. For the entire term of the agreement the two parties will work together exclusively on any promising compounds. Under the agreement, American Home Products has the right to manufacture any commercial products developed under the agreement.

  American Home Products paid us $5.0 million on the effective date of the agreement, and is obligated to make milestone payments to us, and purchase shares of our common stock at a premium to the market price, upon the achievement of certain development milestones. The milestone events generally include successful completion of steps in the clinical development of an HCV product and the submission for, and receipt of, marketing approval for the product in the United States and abroad. These milestones, however, may never be attained. American Home Products Corporation will provide significant financial support for the development of an HCV therapeutic compound.

  Until the expiration or termination of the agreement, any profits from the sale of products developed under the agreement and sold in the United States and Canada will be shared equally between us and American Home

Products, subject to adjustment under certain circumstances. For sales of these products outside the United States and Canada, American Home Products will make royalty payments to us. These royalty payments will be reduced upon the expiration of the last of our patents covering those products.

  The collaborative research component of our agreement with American Home Products has an initial term of three years after the effective date of the agreement, unless extended by mutual agreement. Our agreement with American Home Products terminates, country-by-country, in the United States and Canada, if the parties are no longer co-promoting any product developed under the agreement, and outside the United States and Canada, when American Home Products is no longer obligated to pay us royalties on sales of products developed under the agreement.

Battelle Memorial Institute

  In November 1999, we entered into a product development and commercialization agreement with Battelle Memorial Institute in connection with our RSV program. Under this agreement, we received, subject to certain conditions, certain exclusive rights to use patents and know-how owned or controlled by Battelle or developed under the agreement covering Battelle's hand-held, inhalation device for the delivery of compounds to treat RSV.

  We will pay Battelle for development activities that it will perform on our behalf on a fee-for-service basis. Battelle also is entitled to milestone payments upon achievement of certain events relating to clinical development and regulatory approval. We will pay Battelle royalties on net sales of products, subject to certain minimum amounts due. Royalties will be reduced as to sales in any country in which no issued patent protects the Battelle device.

Other Collaborative Agreements

  In August 1998, our Collaborative Research Agreement (the "Collaboration Agreement") with Boehringer Ingelheim Pharmaceuticals, Inc. ("BI") expired. We entered into an agreement with BI, effective as of the expiration of the Collaboration Agreement, that permits each of the parties to continue the development of all compounds that each party brought to the collaboration, and all inventions jointly discovered by the parties during the term of the Collaboration Agreement, without obligation to compensate the other party.

  In October 1997, we received $1,000,000 from BI as an advance on a future milestone in connection with the agreement. Such amount will be due and payable in August 2000. The advance bears interest at 8.5% and is evidenced by a convertible promissory note. If amounts due under the note are not paid as described in the note, BI may convert the then outstanding principal balance and accrued interest thereon into shares of our Common Stock based on the last sale price of such Common Stock on the date immediately prior to the date on which we are notified of BI's intention to convert the promissory note.

Patents and Proprietary Technology

  We believe that patent protection and trade secret protection are important to our business and that our future will depend, in part, on our ability to maintain our technology licenses, maintain trade secret protection, obtain patents and operate without infringing the proprietary rights of others both in the United States and abroad. We currently have received two issued United States patents covering compounds, compositions and methods for treating hepatitis C, one issued United States patent covering methods for treating pestivirus disease (a disease caused by viruses related to HCV) and three issued United States patents for compounds, compositions or methods for treating influenza. We have three pending United States patent applications covering compounds and methods for treating RSV diseases and influenza, as well as six United States patent applications covering compounds and methods for treating hepatitis C and related virus diseases, as well as compounds active against pestivirus diseases. We have two pending United States patent applications covering technology and methods for identifying inhibitors of HCV. We also have filed patent applications under the Patent Cooperation Treaty, or PCT. These patent applications cover compounds and methods for treating hepatitis C and related virus diseases, pestivirus diseases, RSV diseases and influenza and technology, compositions and methods for identifying inhibitors of HCV. We intend to seek patent protection on these inventions in countries having significant market potential around the world on the basis of our PCT filings.

  As patent applications in the United States are maintained in secrecy until patents issue and as publication of discoveries in the scientific or patent literature often lags behind the actual discoveries, we cannot be certain that we or our licensors were the first to make the inventions covered by each of these pending patent applications or that we or our licensors were the first to file patent applications for such inventions. Furthermore, the patent positions of biotechnology and pharmaceutical companies are highly uncertain and involve complex legal and factual questions, and, therefore, the breadth of claims allowed in biotechnology and pharmaceutical patents or their enforceability cannot be predicted. We cannot be sure that any patents will issue from any of these patent applications or, should any patents issue, that we will be provided with adequate protection against potentially competitive products. Furthermore, we cannot be sure that should patents issue, they will be of commercial value to us, or that private parties, including competitors, will not successfully challenge these patents or circumvent our patent position in the United States or abroad. In the absence of adequate patent protection, our business may be adversely affected by competitors who develop comparable technology or products.

  Pursuant to the terms of the Uruguay Round Agreements Act, patents filed on or after June 8, 1995 have a term of twenty years from the date of filing, irrespective of the period of time it may take for the patent to ultimately issue. This may shorten the period of patent protection afforded to our products as patent applications in the biopharmaceutical sector often take considerable time to issue. Under the Drug Price Competition and Patent Term Restoration Act of 1984, a sponsor may obtain marketing exclusivity for a period of time following Food and Drug Administration approval of certain drug applications, regardless of patent status, if the drug is a new chemical entity or if new clinical studies were used to support the marketing application for the drug. Pursuant to the FDA Modernization Act of 1997, this period of exclusivity can be extended if the applicant performs certain studies in pediatric patients. This marketing exclusivity prevents a third party from obtaining FDA approval for a similar or identical drug under an Abbreviated New Drug Application or a "505(b)(2)" New Drug Application.

  The Drug Price Competition and Patent Term Restoration Act of 1984 also allows a patent owner to obtain an extension of applicable patent terms for a period equal to one-half the period of time elapsed between the filing of an Investigational New Drug Application and the filing of the corresponding New Drug Application plus the period of time between the filing of the New Drug Application and FDA approval, with a five year maximum patent extension. We cannot be sure that we will be able to take advantage of either the patent term extension or marketing exclusivity provisions of this law.

  In order to protect the confidentiality of our technology, including trade secrets and know-how and other proprietary technical and business information, we require all of our employees, consultants, advisors and collaborators to enter into confidentiality agreements that prohibit the use or disclosure of confidential information. The agreements also oblige our employees, consultants, advisors and collaborators to assign to us ideas, developments, discoveries and inventions made by such persons in connection with their work with us. We cannot be sure that these agreements will maintain confidentiality, will prevent disclosure, or will protect our proprietary information or intellectual property, or that others will not independently develop substantially equivalent proprietary information or intellectual property.

  The pharmaceutical industry is highly competitive and patents have been applied for by, and issued to, other parties relating to products competitive with those being developed by us. Therefore, our product candidates may give rise to claims that they infringe the patents or proprietary rights of other parties existing now and in the future. Furthermore, to the extent that we, or our consultants or research collaborators, use intellectual property owned by others in work performed for us, disputes may also arise as to the rights in such intellectual property or in related or resulting know-how and inventions. An adverse claim could subject us to significant liabilities to such other parties and/or require disputed rights to be licensed from such other parties. A license required under any such patents or proprietary rights may not be available to us, or may not be available on acceptable terms. If we do not obtain such licenses, we may encounter delays in product market introductions, or may find that we are prevented from the development, manufacture or sale of products requiring such licenses. In addition, we could incur substantial costs in defending ourselves in legal proceedings instituted before the United States Patent and Trademark Office or in a suit brought against us by a private party based on such patents or proprietary rights, or in a suit by us asserting our patent or proprietary rights against another party, even if the outcome is not adverse to us.

Government Regulation

  The FDA and comparable regulatory agencies in state and local jurisdictions and in foreign countries impose substantial requirements on the clinical development, manufacture and marketing of pharmaceutical products. These agencies and other federal, state and local entities regulate research and development activities and the testing, manufacture, quality control, safety, effectiveness, labeling, storage, record keeping, approval and promotion of our products. All of our products will require regulatory approval before commercialization. In particular, therapeutic products for human use are subject to rigorous preclinical and clinical testing and other requirements of the Federal Food, Drug, and Cosmetic Act, implemented by the FDA, as well as similar statutory and regulatory requirements of foreign countries. Obtaining these marketing approvals and subsequently complying with ongoing statutory and regulatory requirements is costly and time consuming. Any failure by us or our collaborators, licensors or licensees to obtain, or any delay in obtaining, regulatory approval or in complying with other requirements, could adversely affect the commercialization of products then being developed by us and our ability to receive product or royalty revenues.

  The steps required before a new drug product may be distributed commercially in the United States generally include:

    . conducting appropriate preclinical laboratory evaluations of the product's chemistry, formulation and stability, and animal studies to assess the potential safety and efficacy of the product;

    . submitting the results of these evaluations and tests to the FDA, along with manufacturing information and analytical data, in an Investigational New Drug Application, or IND;

    . making the Investigational New Drug Application effective after the resolution of any safety or regulatory concerns of FDA;

    . obtaining approval of Institutional Review Boards, or IRBs, to introduce the drug into humans in clinical studies;

    . conducting adequate and well-controlled human clinical trials that establish the safety and efficacy of the drug product candidate for the intended use, typically in the following three sequential, or slightly overlapping stages:

     . Phase I: The drug is initially introduced into healthy human subjects or patients and tested for safety, dose tolerance, absorption, metabolism, distribution and excretion;

     . Phase II: The drug is studied in patients to identify possible adverse effects and safety risks, to determine dose tolerance and the optimal dosage, and to collect initial efficacy data;

     . Phase III: The drug is studied in an expanded patient population at multiple clinical study sites, to confirm efficacy and safety at the optimized dose, by measuring a primary endpoint established at the outset of the study;

    . submitting the results of preliminary research, preclinical studies, and clinical studies as well as chemistry, manufacturing and control information on the drug to the FDA in a New Drug Application, or NDA; and

    . obtaining FDA approval of the New Drug Application prior to any commercial sale or shipment of the drug product.

  This process can take a number of years and often requires substantial financial resources. The results of preclinical studies and initial clinical trials are not necessarily predictive of the results from large-scale clinical trials, and clinical trials may be subject to additional costs, delays or modifications due to a number of factors, including the difficulty in obtaining enough patients, clinical investigators, drug supply, or financial support. The FDA has issued regulations intended to accelerate the approval process for the development, evaluation and marketing of new therapeutic products intended to treat life-threatening or severely debilitating diseases, especially where no alternative therapies exist. If applicable, this procedure may shorten the traditional product development process in the United States. Similarly, products that represent a substantial improvement over existing therapies may be eligible for priority review with a target review and approval time of six months. Nonetheless, approval may be denied or delayed by FDA or additional trials may be required. FDA also may require testing and surveillance programs to monitor the effect of approved products that have been commercialized, and the agency has the power to prevent or limit further marketing of a product based on the results of these post-marketing programs. Upon approval, a drug product may be marketed only in those dosage forms and for those indications approved in the New Drug Application, although information may be distributed about off-label indications in certain circumstances.

  In addition to obtaining FDA approval for each indication to be treated with each product, each domestic drug product manufacturing establishment must register with the FDA, list its drug products with the FDA, comply with current Good Manufacturing Practices and permit and pass inspections by the FDA. Moreover, the submission of applications for approval may require additional time to complete manufacturing stability studies. Foreign establishments manufacturing drug products for distribution in the United States also must list their products with the FDA and comply with current Good Manufacturing Practices. They also are subject to periodic inspection by the FDA or by local authorities under agreement with the FDA.

  Any products manufactured or distributed by us pursuant to FDA approvals are subject to extensive continuing regulation by the FDA, including record-keeping requirements and a requirement to report adverse experiences with the drug. In addition to continued compliance with standard regulatory requirements, the FDA also may require post-marketing testing and surveillance to monitor the safety and efficacy of the marketed product. Adverse experiences with the product must be reported to the FDA. Product approvals may be withdrawn if compliance with regulatory requirements is not maintained or if problems concerning safety or efficacy of the product are discovered following approval.

  The Federal Food, Drug, and Cosmetic Act also mandates that drug products be manufactured consistent with current Good Manufacturing Practices. In complying with the FDA's regulations on current Good Manufacturing Practices, manufacturers must continue to spend time, money and effort in production, recordkeeping, quality control, and auditing to ensure that the marketed product meets applicable specifications and other requirements. The FDA periodically inspects drug product manufacturing facilities to ensure compliance with current Good Manufacturing Practices. Failure to comply subjects the manufacturer to possible FDA action, such as warning letters, suspension of manufacturing, seizure of the product, voluntary recall of a product or injunctive action, as well as possible civil penalties. We currently rely on, and intend to continue to rely on, third parties to manufacture our compounds and products. Such third parties will be required to comply with current Good Manufacturing Practices.

  Even after FDA approval has been obtained, and often as a condition to expedited approval, further studies, including post-marketing studies, may be required. Results of post-marketing studies may limit or expand the further marketing of the products. If we propose any modifications to the product, including changes in indication, manufacturing process, manufacturing facility or labeling, a New Drug Application supplement may be required to be submitted to the FDA.

  Products manufactured in the United States for distribution abroad will be subject to FDA regulations regarding export, as well as to the requirements of the country to which they are shipped. These latter requirements are likely to cover the conduct of clinical trials, the submission of marketing applications, and all aspects of product manufacture and marketing. Such requirements can vary significantly from country to country. As part of our strategic relationships our collaborators may be responsible for the foreign regulatory approval process of our products, although we may be legally liable for noncompliance.

  We are also subject to various federal, state and local laws, rules, regulations and policies relating to safe working conditions, laboratory and manufacturing practices, the experimental use of animals and the use and disposal of hazardous or potentially hazardous substances, including radioactive compounds and infectious disease agents, used in connection with our research work. Although we believe that our safety procedures for handling and disposing of such materials comply with current federal, state and local laws, rules, regulations and policies, the risk of accidental injury or contamination from these materials cannot be entirely eliminated.

  The extent of government regulation which might result from future legislation or administrative action cannot be accurately predicted. In this regard, although the Food and Drug Administration Modernization Act of 1997 modified and created requirements and standards under the Federal Food, Drug, and Cosmetic Act with the intent of facilitating product development and marketing, the FDA is still in the process of developing regulations implementing the Food and Drug Administration Modernization Act of 1997. Consequently, the actual effect of these developments on our business is uncertain and unpredictable.

  Moreover, we anticipate that Congress, state legislatures and the private sector will continue to review and assess controls on health care spending. Any such proposed or actual changes could cause us or our collaborators to limit or eliminate spending on development projects and may otherwise impact us. We cannot predict the likelihood, nature, or extent of adverse governmental regulation that might result from future legislative or administrative action, either in the United States or abroad. Additionally, in both domestic and foreign markets, sales of our proposed products will depend, in part, upon the availability of reimbursement from third-party payors, such as government health administration authorities, managed care providers, private health insurers and other organizations. Significant uncertainty often exists as to the reimbursement status of newly approved health care products. In addition, third-party payors are increasingly challenging the price and cost effectiveness of medical products and services. There can be no assurance that our proposed products will be considered cost-effective or that adequate third-party reimbursement will be available to enable us to maintain price levels sufficient to realize an appropriate return on our investment in product research and development.

Competition

  The pharmaceutical and biopharmaceutical industries are intensely competitive and are characterized by rapid technological progress. Certain pharmaceutical and biopharmaceutical companies and academic and research organizations currently engage in, or have engaged in, efforts related to the discovery and development of new antiviral medicines. Significant levels of research in chemistry and biotechnology occur in universities and other nonprofit research institutions. These entities have become increasingly active in seeking patent protection and licensing revenues for their research results. They also compete with us in recruiting skilled scientific talent.

  Antiviral therapeutics for certain RNA virus diseases are currently available. For example:

    . zanamivir and oseltamivir phosphate are used to treat influenza due to influenza A and B viruses;

    . amantadine and rimantadine are used to treat influenza A virus infections;

    . ribavirin is used to treat serious respiratory disease caused by RSV;
      and

    . interferon, alone or in combination with ribavirin, is used to treat hepatitis C.

  Two specific immunoglobulin products, one an intravenous human plasma-derived immune globulin preparation and the other an injectable humanized monoclonal antibody (palivizumab), currently are approved for prophylactic use in certain high risk infants with RSV infections. In addition, several standard immunoglobulin products are used to treat or prevent some RNA virus diseases. We believe, however, that based on the characteristics of existing treatments, there is a clear need for new agents with superior therapeutic efficacy to treat these viral diseases.

  In addition to approved products, other companies are developing treatments for RNA virus diseases, including compounds in clinical development for rhinovirus, HCV and influenza infections. Moreover, there are compounds in preclinical and clinical studies for rhinovirus, HCV, RSV and influenza infections. Our ability to compete successfully will be based on our ability to:

    . create and maintain scientifically advanced technology,

    . develop proprietary products,

    . attract and retain scientific personnel,

    . obtain patent or other protection for our products,

    . obtain required regulatory approvals and manufacture, and

    . successfully market our products either alone or through outside parties.

  Some of our competitors have substantially greater financial, research and development, manufacturing, marketing and human resources and greater experience in product discovery, development, clinical trial management, FDA regulatory review, manufacturing and marketing than we do.

Human Resources

  As of January 31, 2000, we had 107 full-time employees, including 21 persons with Ph.D. or M.D. degrees. Seventy-five of our employees are engaged in research and development activities at our laboratory facility in Exton, Pennsylvania. A significant number of our management and professional employees have had prior experience with pharmaceutical, biotechnology or medical products companies. None of our employees is covered by collective bargaining agreements. We believe that our relations with our employees are good.

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

  Any or all of our forward-looking statements in this report may turn out to be wrong. They can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties. Many factors mentioned in the discussion below will be important in determining future results. Consequently, no forward-looking statement can be guaranteed. Actual future results may vary materially. The risks described below are not the only ones facing our company. Additional risks not presently known to us or that we currently deem immaterial may also impair our business operations. We do not intend to update our forward-looking statements to reflect future events or developments.

We depend heavily on the success of our lead product candidate, pleconaril, which is still in clinical trials and may never be approved for commercial use. If we are unable to commercialize pleconaril, our business and results of operations will be harmed.

  We have invested a significant portion of our time and financial resources since our inception in the development of pleconaril and anticipate that for the foreseeable future our ability to achieve profitability will be solely dependent on its successful commercialization. We expect to have preliminary results from the first Phase III clinical trial in VRI and the two Phase III clinical trials in viral meningitis, in the first half of 2000. If these trials do not show that pleconaril is safe and effective, our stock price and results of operations will be materially and adversely affected. Many factors could negatively affect the success of our efforts to develop and commercialize pleconaril, including:

    . significant delays in our clinical trials;

    . significant increases in the costs of our clinical trials;

    . negative, inconclusive or otherwise unfavorable results from our clinical trials;

    . an inability to obtain, or delay in obtaining, regulatory approval for the commercialization of pleconaril;

    . an inability to manufacture pleconaril in commercial quantities at acceptable cost; and

    . a failure to achieve market acceptance of pleconaril.

    . If we are unable to commercialize pleconaril, our business and results of operations will be harmed.

  If we are unable to commercialize pleconaril, our business and results of operations will be harmed.

We have incurred losses since inception and anticipate that we will incur continued losses for the foreseeable future. We do not have a current source of product revenue and may never be profitable.

  We are a development stage company with no current source of product revenue. We have incurred losses in each year since our inception in 1994. As of December 31, 1999, we had an accumulated deficit of approximately $77.9 million. We do not know when or if we will achieve product revenue. We expect to incur such losses at an increasing rate over at least the next several years, primarily due to expected increases in our research and development expenses, further clinical trials of our most advanced product candidate, pleconaril (including any significant additional studies for approval in the European Union, if any are required), and milestone payments that may be payable under the terms of our agreement with Sanofi-Synthelabo for pleconaril. Also, we expect to incur expenses related to our marketing and market research activities for pleconaril, our development of a marketing and sales staff and building the requisite infrastructure, and further research and development related to other product candidates. Our ability to achieve profitability is dependent on a number of factors, including our ability to develop and obtain regulatory approvals for our product candidates, successfully commercialize those product candidates, which may include entering into collaborative agreements for product development and commercialization, and secure contract manufacturing and distribution and logistics services. We do not know when or if we will complete our product development efforts, receive regulatory approval of any of our product candidates or successfully commercialize any approved products. As a result, we are unable to predict the extent of any future losses or the time required to achieve profitability, if at all.

Our long term success depends upon our ability to develop additional drug product candidates. If our drug discovery and development programs are not successful, our business and results of operations will be harmed.

  We are performing clinical and preclinical research on product candidates for the treatment of hepatitis C , and preclinical research on product candidates for the treatment of RSV diseases. We also are seeking to discover additional product candidates for the treatment of these and other RNA virus diseases. Drug discovery and research for RNA virus diseases is a new and challenging area. We cannot be certain that our efforts in this regard will lead to commercially viable products. Moreover, we have not submitted Investigational New Drug Applications, or INDs, for these products, which are required before we can begin clinical trials on the products in the United States. We are not sure that we will submit INDs for the treatment of hepatitis C and RSV as planned, or whether FDA will permit us to proceed with clinical trials. These product candidates are in the early stages of development, and we may abandon further development efforts before the products reach clinical trials. We do not know what the cost to manufacture these products in commercial quantities will be, or the dose required to treat patients. We do not know whether any of these early-stage development products ultimately will be shown to be safe and effective. Moreover, governmental authorities may enact new legislation or regulations that could limit or restrict our development efforts. If we are unable to successfully discover new product candidates or develop our early-stage product candidates, our business and results of operations will be harmed.

None of our product candidates is approved for commercial use. If our product candidates do not receive regulatory approval, or if we are unable to maintain regulatory compliance, we will be limited in our ability to commercialize these products, and our business and results of operations will be harmed.

  We have not received regulatory approval to commercialize pleconaril or any of our other product candidates. We will need to complete preclinical and clinical testing of each of our product candidates before submitting marketing applications. Negative, inconclusive or inconsistent clinical trial results could prevent regulatory approval, increase the cost and timing of regulatory approval or require additional studies or a filing for a narrower indication. FDA recently enacted new regulations requiring the development and submission of pediatric use data for new drug products. Our failure to obtain this data, or to obtain a delay of, or exemption from, this requirement could adversely affect our chances of receiving regulatory approval, or could result in regulatory or legal enforcement actions.

  The development of any of our product candidates is subject to many risks, including the risk that:

    . the product candidate is found to be ineffective or unsafe;

    . the clinical test results for a product candidate delay or prevent regulatory approval;

    . the product candidate cannot be developed into a commercially viable product;

    . the product candidate is difficult to manufacture;

    . the product candidate later is discovered to cause adverse effects that prevent widespread use, require withdrawal from the market, or serve as the basis for product liability claims;

    . third party competitors hold proprietary rights that preclude us from marketing the product; and

    . third party competitors market a more clinically effective or more cost-effective product.

  Even if we believe that clinical data demonstrate the safety and efficacy of our product, regulators may disagree with us, which could delay, limit or prevent the approval of our product candidates. As a result, we may not obtain the labeling claims we believe are necessary or desirable for the promotion of those products. In addition, regulatory approval may take longer than we expect as a result of a number of factors, including failure to qualify for priority review of our application. For example, the regulatory approval process may delay the launch of pleconaril for the treatment of viral meningitis beyond the year 2000. All statutes and regulations governing the approval of our product candidates are subject to change in the future. These changes may increase the time or cost of regulatory approval, limit approval, or prevent it completely.

  Even if we receive regulatory approval for our product candidates, the later discovery of previously unknown problems with a product, manufacturer or facility may result in restrictions, including withdrawal of the product from the market. Approval of a product candidate may be conditioned upon certain limitations and restrictions as to the drug's use, or upon the conduct of further studies, and may be subject to continuous review. After approval of a product, we will have significant ongoing regulatory compliance obligations, and if we fail to comply with these requirements, we could be subject to penalties, including:

    . warning letters;

    . fines;

    . product recalls;

    . withdrawal of regulatory approval;

    . operating restrictions;

    . injunctions; and

    . criminal prosecution.

  If we are unable to commercialize our products as anticipated, our business and results of operations will be harmed. Our license with Sanofi-Synthelabo makes Sanofi-Synthelabo responsible for seeking regulatory approval for and marketing pleconaril outside the United States and Canada. If Sanofi-Synthelabo fails to diligently and successfully pursue these activities, our business and results of operations will be harmed.

We will need to conduct clinical studies of all of our product candidates. These studies are costly, time consuming and unpredictable. Any unanticipated costs or delays in our clinical studies could harm our business, financial condition and results of operations.

  Our lead candidate, pleconaril, is in Phase III trials for treatment of VRI and viral meningitis. We have other product candidates for treatment of hepatitis C in clinical development and for RSV disease in preclinical development. We must complete significant research and development, laboratory testing, and clinical testing on these product candidates before we submit marketing applications in the United States and abroad. These studies and trials can be very costly and time-consuming. In addition, we rely on third party contract research organizations to perform significant aspects of our studies and clinical trials, introducing additional sources of risk into our program.

  The rate of completion of clinical trials depends upon many factors, including the rate of enrollment of patients. The acute nature of our disease targets, the fact that some of these diseases have peak incidence rates during certain times of the year, and the difficulties in anticipating where disease outbreaks will occur, may affect patient enrollment in our clinical trials. If we are unable to accrue sufficient clinical patients during the appropriate period, we may need to delay our clinical trials and incur significant additional costs. In addition FDA or Institutional Review Boards may require us to delay, restrict, or discontinue our clinical trials on various grounds, including a finding that the subjects or patients are being exposed to an unacceptable health risk. Even if we complete our current Phase III clinical trials, we may desire or be required to conduct additional clinical trials of pleconaril prior to commercialization. In addition, we may be unable to submit a New Drug Application to the FDA within the timeframe we currently expect. If submitted, a New Drug Application would require FDA approval before we could commercialize the product described in the application.

  The cost of human clinical trials varies dramatically based on a number of factors, including:

    . the order and timing of clinical indications pursued;

    . the extent of development and financial support from corporate collaborators;

    . the number of patients required for enrollment;

    . the difficulty of obtaining clinical supplies of the product candidate;
      and

    . the difficulty in obtaining sufficient patient populations and clinicians.

  All statutes and regulations governing the conduct of clinical trials are subject to change in the future, which could affect the cost of our clinical trials. Any unanticipated costs or delays in our clinical studies could harm our business, financial condition and results of operations.

  Even if we obtain positive preclinical or clinical trial results initially, future clinical trial results may not be similarly positive. As a result, ongoing and contemplated clinical testing, if permitted by governmental authorities, may not demonstrate that a product candidate is safe and effective in the patient population and for the disease indications for which we believe it will be commercially advantageous to market the product. The failure of our clinical trials to demonstrate the safety and efficacy of our desired indications could harm our business, financial condition and results of operations.

We do not have any marketing or sales experience and will need to develop marketing and sales capabilities to successfully commercialize our product candidates. If we are unable to do so, our business and results of operations will be harmed.

  We currently are developing a marketing staff and do not have a sales staff. We will need both staffs to successfully commercialize any of our product candidates, including pleconaril. We intend to establish a specialty sales force for viral meningitis and to use a third-party sales and marketing partner for VRI. Once established, we intend to expand our specialty sales force to allow us to maximize our return in a co-promotion partnership for VRI. The development of a marketing and sales capability will require significant expenditures, management resources and time. We may be unable to build such a sales force, the cost of establishing such a sales force may exceed any product revenues, or our marketing and sales efforts may be unsuccessful. We may not be able to find a suitable sales and marketing partner for VRI. If we are unable to successfully establish a sales and marketing capability in a timely manner or find suitable sales and marketing partners, our business and results of operations will be harmed. Even if we are able to develop a sales force or find a suitable marketing partner, we may not successfully penetrate the markets for any of our proposed products.

We currently depend and will in the future depend on third parties to manufacture our products and product candidates, including pleconaril. If these manufacturers fail to meet our requirements and the requirements of regulatory authorities, our business, financial condition and results of operations will be harmed.

  We do not have the internal capability to manufacture commercial quantities of pharmaceutical products under the FDA's current Good Manufacturing Practices. We entered into agreements with SELOC France for the manufacture of pleconaril bulk drug substance and the development of a process for commercial scale production of pleconaril. In addition, SELOC France will assist us in the preparation of certain documentation that will be required in connection with our New Drug Application for pleconaril. We also have entered into agreements with Patheon, Inc. for the manufacture of oral liquid and solid formulations of pleconaril drug product. Other than the production of validation batches, these manufacturers have not delivered commercial quantities of pleconaril bulk drug substance or drug product to us yet, and we cannot be certain that they will be able to deliver commercial quantities of pleconaril bulk drug substance or drug product on a timely basis. If SELOC France or Patheon, Inc. is unable to satisfy our requirements and we are required to find an additional or alternative source of supply, there may be additional cost and delay in product development and commercialization of pleconaril.

  We are also evaluating manufacturing alternatives for the commercial manufacture of drug substance and drug product. The FDA requires pre-approval inspection for all commercial manufacturing sites. We may not be able to identify and qualify alternative manufacturers on a timely basis, if at all.

  We have used an oral liquid formulation of pleconaril in all of our clinical trials completed to date, and in our ongoing clinical trials for viral meningitis. We are using an oral solid formulation in our ongoing Phase III clinical trial of pleconaril for the treatment of VRI. We have also developed suspension and intranasal formulations of pleconaril. A delay in manufacturing validation batches, or a failure to negotiate agreements with manufacturers, will delay product development and commercialization and could harm our business, financial condition and results of operations. The chemical stability of the oral solid formulation must be tested. We also may need to demonstrate that the oral solid formulation is bioequivalent to the oral liquid formulation. A delay in the required stability testing or in manufacturing validation batches, or a failure to demonstrate chemical stability or any required bioequivalence will prevent or delay the commercialization of the oral solid formulation of pleconaril. The suspension and intranasal formulations of pleconaril have not been used in any of our clinical trials to date.

  Any contract manufacturers that we may use must adhere to the FDA's regulations on current Good Manufacturing Practices, which are enforced by the FDA through its facilities inspection program. These facilities must pass a plant inspection before the FDA will issue a pre-market approval of the product. The manufacture of product at these facilities will be subject to strict quality control, testing and recordkeeping requirements. Moreover, while we may choose to manufacture products in the future, we have no experience in the manufacture of pharmaceutical products for clinical trials or commercial purposes. If we decide to manufacture products, we would be subject to the regulatory requirements described above. In addition, we would require substantial additional capital and would be subject to delays or difficulties encountered in manufacturing pharmaceutical products. No matter who manufacturers the product, we will be subject to continuing obligations regarding the submission of safety reports and other post-market information.

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

  We may not be able to enter into alternative supply arrangements at commercially acceptable rates, if at all. Moreover, the manufacturers utilized by us may not provide quantities of product sufficient to meet our specifications or our delivery, cost and other requirements.

We license patented technology and other proprietary rights from Sanofi-Synthelabo, including rights to pleconaril. If Sanofi-Synthelabo does not protect our rights under our license agreement with it or does not reasonably consent to our sublicense of rights to pleconaril, or if this license agreement is terminated, our business and results of operations would be harmed.

  We have licensed from Sanofi-Synthelabo the exclusive United States and Canadian rights to antiviral agents for use in enterovirus and rhinovirus indications, which are the subject of two issued United States patents and two related Canadian patent applications owned by Sanofi-Synthelabo that cover both pleconaril and technology used to manufacture pleconaril. We depend on Sanofi-Synthelabo to prosecute such patent applications and protect such patent rights. Failure by Sanofi-Synthelabo to prosecute such applications and protect such patent rights could harm our business. Our ability to sublicense our rights under this license agreement are subject to Sanofi-Synthelabo's consent, which is not to be unreasonably withheld. Under our license agreement, Sanofi-Synthelabo also has exclusive rights to market and sell products covered by these patents and patent applications in countries other than the United States and Canada, although we would receive royalties from Sanofi-Synthelabo on such sales. In connection with these rights, Sanofi-Synthelabo may require us to pay for clinical trials required for products to receive regulatory approval in the European Union if significant additional testing is required. If Sanofi-Synthelabo does not successfully market and sell products outside of the United States and Canada, our business and future results of operations may be harmed. If our license agreement with Sanofi-Synthelabo is terminated, our business and results of operations would be harmed.

We depend on collaborations with third parties, which may reduce our product revenues or restrict our ability to commercialize products.

  We have entered into, and may in the future enter into, sales and marketing, distribution, manufacturing, development, licensing and other strategic arrangements with third parties. For example, in December 1999, we entered into an agreement with American Home Products Corporation to develop and commercialize jointly products for use in treating the effects of hepatitis C virus in humans. Under this Agreement, we licensed to them worldwide rights under patents and know-how owned by us or created under the agreement. In November 1999, we entered into a product development and commercialization agreement with Battelle Memorial Institute in connection with our RSV program. We are currently engaged in additional discussions relating to other arrangements. We cannot be sure that we will be able to enter into any such arrangements with third parties on terms acceptable to us or at all. Third party arrangements may require us to grant certain rights to third parties, including exclusive marketing rights to one or more products, or may have other terms that are burdensome to us, and may involve the acquisition of our equity securities.

  Our ultimate success may depend upon the success of our collaborators. We have obtained, and intend to obtain in the future, licensed rights to certain proprietary technologies and compounds from other entities, individuals and research institutions, for which we may be obligated to pay license fees, make milestone payments and pay royalties. We may be unable to enter into collaborative licensing or other arrangements that we need to develop and commercialize our drug candidates. Moreover, we may not realize the contemplated benefits from such collaborative licensing or other arrangements. These arrangements may place responsibility on our collaborative partners for preclinical testing, human clinical trials, the preparation and submission of applications for regulatory approval, or for marketing, sales and distribution support for product commercialization. We cannot be certain that any of these parties will fulfill their obligations in a manner consistent with our best interests. These arrangements may also require us to transfer certain material rights or issue our equity securities to corporate partners, licensees and others. Any license or sublicense of our commercial rights may reduce our product revenue. Moreover, we may not derive any revenues or profits from these arrangements. In addition, our current strategic arrangements may not continue and we may be unable to enter into future collaborations. Collaborators may also pursue alternative technologies or drug candidates, either on their own or in collaboration with others, that are in direct competition with us.

We depend on patents and proprietary rights, which may offer only limited protection against potential infringement. If we are unable to protect our patents and proprietary rights, our business, financial condition and results of operations will be harmed.

  The pharmaceutical industry places considerable importance on obtaining patent and trade secret protection for new technologies, products and processes. Our success depends, in part, on our ability to develop and maintain a strong patent position for our products and technologies both in the United States and in other countries. Litigation or other legal proceedings may be necessary to defend against claims of infringement, to enforce our patents, or to protect our trade secrets, and could result in substantial cost to us and diversion of our efforts. We intend to file applications as appropriate for patents covering the composition of matter of our drug candidates, the proprietary processes for producing such compositions, and the uses of our drug candidates. We own six issued United States patents and have 11 pending United States patent applications. We also have filed international patent applications in order to pursue patent protection in major foreign countries.

  We also rely on trade secrets, know-how and continuing technological advancements to protect our proprietary technology. We have entered into confidentiality agreements with our employees, consultants, advisors and collaborators. However, these parties may not honor these agreements and we may not be able to successfully protect our rights to unpatented trade secrets and know-how. Others may independently develop substantially equivalent proprietary information and techniques or otherwise gain access to our trade secrets and know-how.

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

  We may incur substantial costs in asserting any patent rights and in defending suits against us related to intellectual property rights. Such disputes could substantially delay our product development or commercialization activities. The United States Patent and Trademark Office or a private party could institute an interference proceeding relating to our patents or patent applications. An opposition or revocation proceeding could be instituted in the patent offices of foreign jurisdictions. An adverse decision in any such proceeding could result in the loss of our rights to a patent or invention.

Any of our future products, including pleconaril, may not be accepted by the market, which would harm our business and results of operations.

  Even if approved by the FDA and other regulatory authorities, our product candidates may not achieve market acceptance and we may not receive revenues from these products as anticipated. The degree of market acceptance will depend upon a number of factors, including:

    . the receipt and timing of regulatory approvals;

    . the availability of third-party reimbursement; and

    . the establishment and demonstration in the medical community of the clinical safety, efficacy and cost-effectiveness of drug candidates, as well as their advantages over existing technologies and therapeutics.

  We may not be able to successfully manufacture and market our products even if they perform successfully in clinical trials. Furthermore, physicians or the medical community in general may not accept and utilize any of our products.

We may not receive third party reimbursement for any of our future products, which may harm our results of operations.

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

  Our ability to commercialize our products successfully will depend, in part, on the extent to which reimbursement for the cost of such products and related treatments will be available from government health administration authorities, such as Medicare and Medicaid in the United States, private health insurers and other organizations. Significant uncertainty exists as to the reimbursement status of newly approved health care products, particularly for indications for which there is no current effective treatment or for which medical care typically is not sought. Adequate third-party coverage may not be available to enable us to maintain price levels sufficient to realize an appropriate return on our investment in product research and development. If adequate coverage and reimbursement levels are not provided by government and third-party payors for use of our products, our products may fail to achieve market acceptance and our results of operations will be harmed.

We need substantial additional funding and may not have access to capital. If we are unable to raise capital when needed, we may need to delay, reduce or eliminate research and development programs or our commercialization efforts, which would harm our business.

  We will need to raise substantial additional funds to continue our business activities. We have incurred losses from operations since inception and we expect to incur additional operating losses at an increasing rate over at least the next several years. We expect this increase to result from further research and development activities, further clinical trials, development of marketing and sales capabilities and building the requisite infrastructure, and milestone payments related to pleconaril and our other product candidates. We believe that we will require additional capital in 2003. However, our actual capital requirements will depend upon numerous factors, including:

    . the development of commercialization activities and arrangements;

    . the progress of our research and development programs;

    . the progress of preclinical and clinical testing;

    . the time and cost involved in obtaining regulatory approvals;

    . the cost of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights;

    . the effect of competing technological and market developments;

    . the effect of changes and developments in our existing collaborative, licensing and other relationships; and

    . the terms of any new collaborative, licensing and other arrangements that we may establish.

  We may be unable to raise sufficient funds to complete our development, marketing and sales activities for pleconaril or any of our other product candidates. Potential funding sources include:

    . public and private securities offerings;

    . debt financing, such as bank loans; and

    . collaborative, licensing and other arrangements with third parties.

  We may not be able to find sufficient debt or equity funding on acceptable terms. If we cannot, we may need to delay, reduce or eliminate research and development programs. The sale by us of additional equity securities or the expectation that we will sell additional equity securities may have an adverse effect on the price of our common stock. In addition, collaborative arrangements may require us to grant product development programs or licenses to third parties for products that we might otherwise seek to develop or commercialize ourselves.

We face intense competition, which could harm our business and results of operations.

  There are many entities, both public and private, including well-known, large pharmaceutical companies, chemical companies, biotechnology companies and research institutions, engaged in developing pharmaceuticals for applications similar to those targeted by us. Developments by these or other entities may render our products under development non-competitive or obsolete. Many of these companies have substantially greater resources and experience than we have. Accordingly, our competitors may succeed in obtaining regulatory approval for products more rapidly and more effectively than we do. Competitors may succeed in developing products that are more effective and less costly than any that may be developed by us and also may prove to be more successful in the manufacture and marketing of products.

We may not be able to keep pace with technological changes in the biopharmaceutical industry, which may prevent us from commercializing our product candidates.

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

We depend on key personnel and may not be able to retain these employees or recruit additional qualified personnel, which would harm our business.

  Because of the specialized scientific nature of our business, we are highly dependent upon qualified scientific, technical and managerial personnel. Our anticipated growth and expansion into new areas and activities will require additional expertise and the addition of new qualified personnel. For example, we intend to recruit sales and marketing personnel to support the commercialization of pleconaril. We will face intense competition in recruiting these persons. We may not be able to attract and retain qualified personnel to develop our sales and marketing forces. There is intense competition for qualified personnel in the pharmaceutical field. Therefore, we may not be able to attract and retain the qualified personnel necessary for the development of our business. Furthermore, we have not entered into non-competition agreements with our key employees. The loss of the services of existing personnel, as well as the failure to recruit additional key scientific, technical and managerial personnel in a timely manner would harm our research and development programs and our business. We do not maintain key man life insurance on any of our employees.

We may be subject to product liability claims, which may harm our business, financial condition and results of operations regardless of the outcome.

  The administration of drugs to humans, whether in clinical trials or after marketing clearance is obtained, can result in product liability claims. Product liability claims can be expensive, difficult to defend and may result in large judgments or settlements against us. In addition, third party collaborators and licensees may not protect us from product liability claims. Although we maintain product liability insurance, claims could exceed the coverage obtained. A successful product liability claim in excess of our insurance coverage could harm our business, financial condition and results of operations. In addition, any successful claim may prevent us from obtaining adequate product liability insurance in the future on commercially desirable terms. Even if a claim is not successful, defending such a claim may be time-consuming and expensive.

The rights that have been and may in the future be granted to holders of our common or preferred stock may adversely affect the rights of other stockholders and may discourage a takeover.

  Pursuant to our certificate of incorporation, our board of directors has the authority, without further action by the holders of our common stock, to issue 5,000,000 shares of preferred stock from time to time in such series and with such preferences and rights as it may designate. As of February 15, 2000, we have issued 2,300,000 shares of series A convertible participating preferred stock and have reserved for issuance 200,000 shares of series A junior participating preferred stock. Thus, we may issue an additional
2,500,000 shares of preferred stock. The preferences and rights of any such additional preferred stock may be superior to those of the holders of our common stock. For example, the holders of preferred stock may be given a preference in payment upon our liquidation, or for the payment or accumulation of dividends before any distributions are made to the holders of our common stock.

  On May 5, 1999, we completed the sale of 2,300,000 shares of series A convertible participating preferred stock to PSV, LP (formerly Perseus-Soros BioPharmaceutical Fund, L.P.). This preferred stock is convertible into shares of common stock on a one-for-one basis (subject to adjustment) by PSV at any time and by us under certain conditions. There is a 5% annual dividend, payable quarterly, associated with this preferred stock. We may choose to permanently defer payment of any dividend, in which case the dividend is added to the liquidation value and increases the conversion ratio of the preferred stock into common stock. Holders of the preferred stock have liquidation rights equal to their original investment, subject to adjustment. Such holders also have preemptive rights with respect to proposed private placements of our common stock or other equity securities for cash, other than issuances under our equity compensation or stock option plans and issuances pursuant to our stockholder rights plan, at a price below $6.20 per share (with adjustment for any stock dividend, stock split or other subdivision of stock, or any combination or reclassification of stock).

  In September 1998, our board of directors adopted a plan that grants each holder of our common stock the right to purchase shares of our series A junior participating preferred stock. This plan is designed to help insure that all our stockholders receive fair value for their shares of common stock in the event of a proposed takeover of ViroPharma, and to guard against the use of partial tender offers or other coercive tactics to gain control of ViroPharma without offering fair value to the holders of our common stock. The plan is likely to discourage a merger or tender offer involving our securities that is not approved by our board of directors by increasing the cost of effecting any such transaction and, accordingly, could have an adverse impact on holders of our stock who might want to vote in favor of such a merger or participate in such a tender offer.

  While we have no present intention to authorize or issue any additional series of preferred stock, any such authorization or issuance, while providing desirable flexibility in connection with possible acquisitions and other corporate purposes, could also have the effect of making it more difficult for a third party to acquire a majority of our outstanding voting stock. The preferred stock may have other rights, including economic rights senior to those of our common stock, and, as a result, an issuance of additional preferred stock could adversely affect the market value of our common stock.

We have significant indebtedness and we may not be able to meet our obligations

  We are highly leveraged and have significant debt service requirements. In March 2000, we issued $180,000,000 of convertible subordinated notes due in March 2007. Our interest expense will increase significantly during the term that the convertible notes are outstanding. This increased indebtedness will impact us by:

    . significantly increasing our interest expense and related debt service costs; and

    . making it more difficult to obtain additional financing.

  Currently, we are not generating sufficient cash flow from operations to satisfy the annual debt service payments that will be required as a result of the consummation of this offering. This may require us to use a portion of the proceeds of this offering to pay interest or borrow additional funds or sell additional equity to meet our debt service obligations. If we are unable to satisfy our debt service requirements, substantial liquidity problems could result, which would negatively impact our future prospects.

  Our ability to meet our debt service obligations and to reduce our total indebtedness depends on our future operating performance and on economic, financial, competitive, regulatory and other factors affecting our operations. Many of these factors are beyond our control and our future operating performance could be adversely affected by some or all of these factors. We historically have been unable to generate sufficient cash flow from operations to meet our operating needs and have relied on equity, debt and capital lease financings to fund our operations.

Year 2000 issues could disrupt our business.

  Our assessment of our exposure to Year 2000-related problems focused on four potential areas of exposure: internal information systems; scientific equipment; facility support systems; and the readiness of significant third parties with whom we have material business relationships. During 1999, we implemented all necessary upgrades to our internal information systems and to date have not experienced significant operational problems. In addition, to date our major pieces of scientific equipment and our major facility support systems such as communications, security and building maintenance systems, have shown to be Year 2000-compliant. We contacted our significant suppliers and service providers to determine if such parties were Year 2000 compliant. To date, we have not been advised of material Year 2000 issues by any of these parties. In addition, all contracts between us and third parties providing product development or manufacturing services to us require such third parties be in compliance with the laws, regulations and guidelines of the Federal Food, Drug, and Cosmetic Act, which requires appropriate steps to eliminate Year 2000 computer risks. We cannot be certain that the systems of these third parties will be timely converted and any failure by these companies to do so may have an adverse impact on our business. We estimate that future cost, if any, of addressing Year 2000 issues will not have a significant impact on our results of operations.

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

ITEM 2. PROPERTIES

  Our corporate facilities located in Exton, Pennsylvania currently occupy approximately 48,400 square feet. We are expanding by 22,500 square feet and may expand to a total of 86,500 square feet. The lease, which will expire in 2008, has two 5-year renewal options, monthly base rent and additional provisions for allocation of direct expense charges for utilities, maintenance, insurance and property taxes.

ITEM 3. LEGAL PROCEEDINGS

  None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  None.

Executive Officers of the Registrant

  The following is a list of our executive officers, including their ages, as of December 31, 1999:

              Name               Age                 Position
              ----               ---                 --------
 Claude H. Nash.................  57 Chief Executive Officer, President and
                                     Chairman of the
                                     Board of Directors
 Marc S. Collett, Ph.D..........  48 Vice President, Discovery Research
 Thomas F. Doyle................  39 Vice President, General Counsel and
                                     Secretary
 Johanna A. Griffin, Ph.D.......  55 Vice President, Business Development
 Michael Kelly..................  35 Executive Director, Marketing
 Mark A. McKinlay, Ph.D.........  48 Vice President, Research & Development
 Vincent J. Milano..............  36 Vice President, Chief Financial Officer
                                     and Treasurer

  Claude H. Nash, a co-founder of ViroPharma, has served as Chairman of the Board of Directors of ViroPharma since February 1997, and as Chief Executive Officer, President and director since our commencement of operations in December 1994. From 1983 until 1994, Dr. Nash served as Vice President, Infectious Disease and Tumor Biology at Schering-Plough Corporation, a pharmaceutical company. Dr. Nash received his Ph.D. from Colorado State University.

  Marc S. Collett, Ph.D., a co-founder of ViroPharma, has served as Vice President, Discovery Research of ViroPharma since our commencement of operations in December 1994. From 1993 until 1994, he served as Senior Director, Viral Therapeutics at PathoGenesis Corporation, a biotechnology company. Prior to joining PathoGenesis Corporation, Dr. Collett served as Director, Virology & Antibody Engineering and Director, Biochemical Virology at MedImmune, Inc., a biotechnology company, where he was employed from 1988 to 1993. Dr. Collett received his Ph.D. from the University of Michigan.

  Thomas F. Doyle has served as Vice President, General Counsel of ViroPharma since November 1997, as Secretary since February 1997 and as Executive Director, Counsel since joining ViroPharma in November 1996. From 1990 until 1996, Mr. Doyle was a corporate attorney with the law firm of Pepper, Hamilton LLP. Mr. Doyle received his J.D. from Temple University School of Law. Prior to attending Temple University, Mr. Doyle was a certified public accountant. Mr. Doyle received his B.S. in accounting from Mt. St. Mary's College.

  Johanna A. Griffin, Ph.D., a co-founder of ViroPharma, has served as Vice President, Business Development since June 1995 and, from December 1994 until June 1995, Dr. Griffin served as Executive Director, Business Development. From 1990 until 1994, Dr. Griffin served as Director of Molecular Biology at Boehringer Ingelheim Pharmaceuticals, Inc., a pharmaceutical company. Dr. Griffin received her Ph.D. from the University of Alabama at Birmingham.

  Michael Kelly has served as Executive Director, Marketing since joining ViroPharma in April 1997. From 1991 until 1997, Mr. Kelly held various positions at TAP Pharmaceuticals, a pharmaceutical company, the latest being Manager of Hospital Account Executives within the Mid-Atlantic Region. Mr. Kelly received his B.S. in Marketing from the Trenton State College and his M.B.A. from Rider College.

  Mark A. McKinlay, Ph.D., a co-founder of ViroPharma, has served as Vice President, Research & Development since our commencement of operations in December 1994, and served as Secretary from December 1994 until February 1997. From 1989 through 1994, Dr. McKinlay served in several positions, including Senior Director, at Sterling Winthrop Pharmaceuticals Research Division, a division of Sterling Winthrop Incorporated, a pharmaceutical company. Dr. McKinlay received his Ph.D. from Renssalear Polytechnic Institute.

  Vincent J. Milano has served as Vice President, Chief Financial Officer of ViroPharma since November 1997, as Vice President, Finance & Administration since February 1997, as Treasurer since July 1996, and as Executive Director, Finance & Administration from April 1996 until February 1997. From 1985 until 1996, Mr. Milano was with KPMG LLP, independent certified public accountants, where he was Senior Manager since 1991. Mr. Milano is a certified public accountant. Mr. Milano received his B.S. in accounting from Rider College.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

Market Information

  The Company's Common Stock is traded on the National Market segment of The Nasdaq Stock Market under the symbol "VPHM." We commenced trading on The Nasdaq Stock Market on November 19, 1996. The following table sets forth the high and low sale prices as quoted on The Nasdaq Stock Market for each quarter of 1998 and 1999 and through March 13, 2000.

                                                                  High    Low
                                                                 ------- ------
     Year ended December 31, 1998
     First Quarter.............................................. $ 21.75 $ 16.5
     Second Quarter............................................. $ 26.13 $19.63
     Third Quarter.............................................. $ 24.25 $14.00
     Fourth Quarter............................................. $ 20.00 $ 7.88
     Year ended December 31, 1999
     First Quarter.............................................. $ 13.00 $ 5.00
     Second Quarter............................................. $  9.31 $ 6.13
     Third Quarter.............................................. $ 29.44 $ 7.68
     Fourth Quarter............................................. $ 47.00 $18.50
     First Quarter 2000 (through March 13)...................... $111.66 $28.88

Holders and Dividends

  There were approximately 421 record holders of the Company's Common Stock as of March 1, 2000. We have never declared or paid any cash dividends on our common stock. There is a 5% annual dividend, payable quarterly, associated with our series A convertible participating preferred stock. We may choose to permanently defer any quarterly payment, in which case the amount of payment is added to the liquidation value and increases the conversion ratio of the preferred stock into common stock. Alternatively, we may choose to pay the dividend in cash. In January 2000, we paid a cash dividend for the quarter ended December 31, 1999 of $181,700 on our series A convertible participating preferred stock. Any future determination to pay dividends will be at the discretion of our board of directors and will be dependent on then existing conditions, including our financial condition, results of operations, contractual restrictions, capital requirements, business and other factors our board of directors deems relevant. In addition, our business loan agreements restrict our ability to declare and pay cash dividends. We are obligated to pay any cash dividends paid to common stockholders to the holders of our series A convertible participating preferred stock on an as converted basis.

Recent Sales of Unregistered Securities

  None.

ITEM 6. SELECTED FINANCIAL DATA

  The selected financial data presented below under the caption "Balance Sheet Data" as of December 31, 1995, 1996, 1997, 1998 and 1999, and under the caption "Statement of Operations Data" for the years ended December 31, 1995, 1996, 1997, 1998 and 1999 are derived from financial statements of the Company which have been audited by KPMG LLP, independent certified public accountants. The data set forth below should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations, the Financial Statements and the Notes thereto and the other financial information included elsewhere in this Report. We are considered a "development stage company" as described in Note 1 of the Company's Financial Statements.

                           Year Ended   Year Ended    Year Ended    Year Ended    Year Ended
                          December 31,   December    December 31,  December 31,  December 31,
                              1995       31, 1996        1997          1998          1999
                          ------------  -----------  ------------  ------------  ------------
Statement of Operations
 Data:
License fee and
 milestones revenue.....  $       --    $ 1,000,000  $  1,500,000  $  1,500,000  $        --
Grant revenue...........       90,813       436,081           --            --            --
                          -----------   -----------  ------------  ------------  ------------
Total revenues..........       90,813     1,436,081     1,500,000     1,500,000           --
                          -----------   -----------  ------------  ------------  ------------
Operating expenses:
Research and
 development............    2,930,106     6,694,703    10,928,976    25,130,232    26,055,884
General and
 administrative.........    1,091,299     1,421,524     3,341,081     4,375,800     4,986,452
                          -----------   -----------  ------------  ------------  ------------
Total operating
 expenses...............    4,021,405     8,116,227    14,270,057    29,506,032    31,042,336
Interest income, net....       75,730       285,142     1,320,174     1,603,916     1,542,298
                          -----------   -----------  ------------  ------------  ------------
Net loss................  $(3,854,862)  $(6,395,004) $(11,449,883) $(26,402,116) $(29,500,038)
                          ===========   ===========  ============  ============  ============
Net loss allocable to
 common stockholders....  $(3,873,966)  $(7,992,345) $(11,449,883) $(26,402,116) $(34,574,571)
                          ===========   ===========  ============  ============  ============
Net loss per share
 allocable to common
 stockholders:
  Basic.................  $     (4.67)  $     (3.89) $      (1.13) $      (2.30) $      (2.84)
  Diluted...............        (3.52)        (3.44)        (1.13)        (2.30) $      (2.84)
Shares used in computing
 net loss per share
 allocable to common
 stockholders:
  Basic.................      828,750     2,053,114    10,092,590    11,485,589    12,181,853
  Diluted...............    1,099,396     2,323,760    10,092,590    11,485,589    12,181,853
                                                   December 31,
                          -------------------------------------------------------------------
                              1995         1996          1997          1998          1999
                          ------------  -----------  ------------  ------------  ------------
Balance Sheet Data:
Cash, cash equivalents
 and short-term
 investments              $ 4,713,426   $22,547,679  $ 43,368,462  $ 20,011,782  $ 66,852,920
Working capital.........    3,270,375    20,001,703    37,209,028    11,490,395    58,691,259
Total assets............    4,873,845    23,452,879    46,275,480    23,657,401    72,085,866
Loan payable-
 noncurrent.............          --            --        416,667     1,822,917       525,000
Long-term capital
 leases.................          --        104,571        53,186         2,807           --
Mandatorily redeemable
 convertible preferred
 stock..................    7,416,604           --            --            --            --
Total stockholders'
 equity (deficit).......   (4,089,758)   20,605,161    39,150,871    12,836,031    58,291,236

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

Overview

  Since inception, we have devoted substantially all of our resources to our research and product development programs. We have generated no revenues from product sales and have been dependent upon funding primarily from equity financing. We do not expect any revenues from product sales for at least the next twelve months, if at all. We have not been profitable since inception and we have incurred a cumulative net loss of $77,921,000 through December 31, 1999. Losses have resulted principally from costs incurred in research and development activities and general and administrative expenses. We expect to incur additional operating losses over at least the next several years. We expect such losses to increase over historical levels, primarily due to expected increases in our research and development expenses, further clinical trials of our most advanced product candidate, pleconaril (including any significant additional studies for approval in the European Union, if any are required), and milestone payments that may be payable under the terms of our agreement with Sanofi-Synthelabo for pleconaril. Also, we expect to incur expenses related to our marketing and market research activities for pleconaril, our development of a marketing and sales staff and building the requisite infrastructure, and further research and development related to other product candidates. Our ability to achieve profitability is dependent on a number of factors, including our ability to develop and obtain regulatory approvals for our product candidates, successfully commercialize those product candidates (which may include entering into collaborative agreements for product development and commercialization), and secure contract manufacturing and distribution and logistics services.

Liquidity and Capital Resources

  We began operations in December 1994. We are a development stage pharmaceutical company and to date have not generated revenues from product sales. The cash flows used in operations are primarily for research and development activities and supporting general and administrative expenses. Through December 31, 1999, we have used approximately $64.7 million in operating activities. We invest our cash in short-term investments. Through December 31, 1999, we have used approximately $65.3 million in investing activities, including $60.5 million in short-term investments and $4.8 million in equipment purchases and leasehold improvements. Through December 31, 1999, we have financed our operations primarily through public offerings of common stock, private placements of preferred stock, two bank loans, equipment lease lines and a milestone advance totaling approximately $137.0 million net of repayments. At December 31, 1999, we had cash and cash equivalents and short-term investments aggregating approximately $66.9 million. In March 2000, we closed on a $180,000,000 private placement of convertible subordinated notes due 2007. The notes are convertible into shares of our common stock at a price of $109.15 per share, subject to certain adjustments. The notes bear interest at a rate of 6 percent per annum payable semiannually in arrears, have a 7 year term and can be redeemed by us, at certain premiums over the principal amount, at any time on or after March 6, 2003. The notes may be required to be repaid on the occurrence of certain fundamental changes as defined.

  We lease our corporate and research and development facilities under an operating lease expiring in 2008. We also have the right to expand the facility and, under certain circumstances, to purchase the facility. We have financed substantially all of our equipment under two bank loans and two master lease agreements. The first bank loan, which we entered into in February 1997, is for $600,000, is payable in equal monthly installments over 72 months and has a 9.06% interest rate. The second bank loan, which we entered into in December 1998, is for $500,000, is payable in equal monthly installments over 60 months and has a 7.25% interest rate. We have paid off one of the lease agreements and expect to pay off the second lease agreement in 2000. As of March 1, 2000, aggregate outstanding borrowings under these bank loans and lease agreements were approximately $700,000.

  Under our agreement with Sanofi-Synthelabo, we are required to make milestone payments upon the achievement of certain development milestones and, until the expiration of the last patent on pleconaril or any related drug, royalty payments on any sales in the United States and Canada of products developed under the agreement. The development milestones include regulatory submissions of New Drug Applications and regulatory approvals in various jurisdictions, however we may not be able to achieve these milestones. Unless the agreement is earlier terminated, in September 2001, or within 60 days after we file a New Drug Application for pleconaril for the treatment of viral meningitis, whichever occurs sooner, we will be required to pay Sanofi-Synthelabo $900,000.

  We entered into an addendum to our development agreement with SELOC France in 1998. Under this addendum, SELOC France has manufactured three validation batches of pleconaril drug substance. SELOC France also is assisting us in preparing the pleconaril drug master file and is preparing certain documentation that will be required with our New Drug Applications for pleconaril. We will pay approximately $750,000 during the first half of 2000 under this addendum. We expect to engage SELOC to manufacture additional quantities of pleconaril during the second half of 2000 to build inventory for the potential launch of pleconaril. We estimate that such additional inventory will cost approximately $2.25 million.

  On October 9, 1997, we received $1.0 million from Boehringer Ingelheim Pharmaceuticals, Inc. as an advance on a future milestone in connection with a collaborative research agreement. The Boehringer Agreement expired in August 1998. The advance was made in the form of a loan that bears interest at 8.5% and is evidenced by a convertible promissory note. If amounts due under the note are not paid by August 15, 2000, Boehringer Ingelheim may convert the then-outstanding principal balance and accrued interest into shares of our common stock based on the last sale price of the common stock on the date immediately prior to the date Boehringer Ingelheim notifies us of its intention to convert the promissory note.

  We recently completed our expansion of our research and development capabilities at our facility. We invested approximately $1,000,000 for this expansion. In addition, we have exercised our right to expand our current facility by 22,500 square feet. We will incur no additional material capital expenditures in connection with this expansion. We expect that rent expense in future years will increase approximately $268,000 per year, commencing in mid-2000.

  We have incurred losses from operations since inception. We expect to incur additional operating losses over at least the next several years. We expect to incur such losses at an increasing rate over at least the next several years, primarily due to expected increases in our research and development expenses, further clinical trials and clinical development of our most advanced product candidate, pleconaril (including any significant additional studies for approval in the European Union, if any are required), and milestone payments that may be payable under the terms of our agreement with Sanofi-Synthelabo for pleconaril. Also, we expect to incur expenses for pleconaril marketing and market research activities, our development of a marketing and sales staff and building the requisite infrastructure, and further research and development related to other product candidates.

  We expect that we will need to raise additional funds to continue our business activities and to further expand our facilities. We may need additional financing to complete all clinical studies, to develop our marketing and sales staffs for pleconaril and to build the requisite infrastructure. We expect that we will need additional financing for the development and required testing of our hepatitis C and RSV disease compounds, and for any other product candidates. To obtain this financing, we intend to access the public or private equity or debt markets or enter into additional arrangements with corporate collaborators to whom we may issue shares of our stock. For example, in connection with our collaboration and license agreement, American Home Products Corporation will purchase our common stock at a market value premium at the time of completion of certain product development stages. If we raise additional capital by issuing equity securities, the terms and prices for these financings may be much more favorable to the new investors than the terms obtained by our existing stockholders. These financings also may dilute the ownership of existing stockholders. Collaborative arrangements may require us to grant product development programs or licenses to third parties for products that we might otherwise seek to develop or commercialize ourselves. Additional financing, however, may not be available on acceptable terms from any source. If sufficient additional financing is not available, we may need to delay, reduce or eliminate current research and development programs or other aspects of our business.

Results of Operations

Years ended December 31, 1999 and 1998

  We earned no revenues for the year ended December 31, 1999. We earned milestone revenue of $1,500,000 for the year ended December 31, 1998.

  Our research and development expenses for the year ended December 31, 1999 were $26,055,884 compared to $25,130,232 for the same period in 1998. Research and development expenses for both periods reflected costs associated with the conduct of clinical trials of pleconaril, the company's most advanced drug candidate. In 1999, pleconaril was being studied in three phase 3 clinical trials, two in viral meningitis and one in viral respiratory infection. This compares to 1998 in which the company was conducting phase 2 clinical trials with pleconaril for both viral meningitis and viral respiratory infection, with fewer patients enrolled in these studies compared to the phase 3 clinical studies. The increase in 1999 was also the result of the advancement of drug candidates for the treatment of hepatitis C (HCV) and respiratory syncytial virus (RSV) diseases. We recorded $1,200,000 as a reduction to research and development expenses in the year ended December 31, 1998 for an adjustment to a milestone payable to Sanofi-Synthelabo and the reimbursement that we received from Sanofi-Synthelabo for a license fee that we had previously paid to them. Such amounts were originally recorded as research and development expenses in prior periods.

  General and administrative expenses were $4,986,452 in the year ended December 31, 1999 compared to $4,375,800 for the same period of 1998. The increase in 1999 is the result of market research and medical education programs for pleconaril and additional employee-related expenses.

  Net interest income decreased to $1,542,298 for the year ended December 31, 1999 from $1,603,916 for the year ended December 31, 1998, principally due to decreased average invested balances.

  The net loss increased to $29,500,038 for the year ended December 31, 1999 from $26,402,116 for the year ended December 31, 1998.

Years ended December 31, 1998 and 1997

  We earned and received two milestone payments for $1,500,000 from Boehringer Ingelheim for each of the years ended December 31, 1998 and 1997.

  Research and development expenses increased to $25,130,232 for the year ended December 31, 1998 from $10,928,976 for the year ended December 31, 1997. The increase was principally due to the cost of ongoing multiple clinical trials, including the manufacture of bulk drug substance for stability and validation batches, related to pleconaril conducted during the year ended December 31, 1998. Also, we had more scientists conducting discovery research in the year ended December 31, 1998 compared to the year ended December 31, 1997 to advance product candidates for our HCV and RSV disease programs. In addition, we incurred increased expenses for preclinical activities for our HCV and RSV disease research programs in the year ended December 31, 1998 versus the year ended December 31, 1997. We recorded $1,200,000 as a reduction to research and development expenses in the year ended December 31, 1998 for an adjustment to a milestone payable to Sanofi-Synthelabo and the reimbursement that we received from Sanofi-Synthelabo for a license fee that we had previously paid to them. Such amounts were originally recorded as research and development expenses in prior periods.

  General and administrative expenses increased to $4,375,800 for the year ended December 31, 1998 from $3,341,081 for the year ended December 31, 1997. The increase is principally due to increased pleconaril marketing and market research expenses, salary expenses and facilities costs related to our move to our current facilities in March 1998.

  Net interest income increased to $1,603,916 for the year ended December 31, 1998 from $1,320,174 for the year ended December 31, 1997, principally due to larger invested balances provided by the proceeds of a follow-on public offering in July 1997.

  The net loss increased to $26,402,116 for the year ended December 31, 1998 from $11,449,883 for the year ended December 31, 1997.

Year 2000 Impact

  We recognize the need to ensure that our operations will not be harmed by year 2000 software failures. We have assessed the potential overall impact of the impending century change on our business, financial condition and operating results.

  Our assessment of our exposure to Year 2000-related problems focused on four potential areas of exposure: internal information systems; scientific equipment; facility support systems; and the readiness of significant third parties with whom we have material business relationships. During 1999, we implemented all necessary upgrades to our internal information systems and to date have not experienced any significant operational problems. In addition, to date, our major pieces of scientific equipment and our major facility support systems such as communications, security and building maintenance systems, have shown to be Year 2000 compliant.

  We contacted significant suppliers and service providers to determine if such parties were Year 2000 compliant. To date, we have not been advised of material Year 2000 issues by any of these parties. The failure of third party suppliers and service providers, particularly contract research organizations engaged by us to monitor clinical trials, to be Year 2000 compliant could adversely affect our operations. If such third parties are not Year 2000 compliant, or are unable to fix problems that they encounter related to the Year 2000 issue in a timely manner, our business or operation could be disrupted. If systems used by our contract research organizations are not Year 2000 compliant, and the data collected by the contract research organizations on our behalf is corrupted or not available, we will have to recreate such data from the source documents, either by ourselves or by engaging others to perform the task on our behalf. If we are required to recreate such data, significant delays in reporting the results of our clinical trials could result.

  Although, to date, we have not experienced internal systems problems nor have we been notified by any of our third party suppliers and service providers that any of their systems or products have been materially adversely affected due to the Year 2000 issue, we cannot be certain that Year 2000 problems will not arise during the calendar year.

  To date, we have not expended material amounts on the Year 2000 issue and do not expect future costs, if any, of addressing Year 2000 issues presented by our internal systems to have a material adverse impact on our financial position or results of operations.

Recently Issued Accounting Standards

  In December 1999, the staff of the Securities and Exchange Commission issued Staff Accounting Bulleting ("SAB") No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 summarizes certain of the staff's views in applying generally accepted accounting principles to revenue recognition in financial statements, including the recognition of non-refundable fees received upon entering into arrangements. We are in the process of evaluating this SAB and the effect it will have on our financial statements and current revenue recognition policy.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

  Our holdings of financial instruments are comprised of a mix of U.S. corporate debt, government securities and commercial paper. All such instruments are classified as securities available for sale. Our debt security portfolio represents funds held temporarily pending use in our business and operations. We manage these funds accordingly. We seek reasonable assuredness of the safety of principal and market liquidity by investing in rated fixed income securities while at the same time seeking to achieve a favorable rate of return. Our market risk exposure consists principally of exposure to changes in interest rates. Our holdings are also exposed to the risks of changes in the credit quality of issuers. We typically invest in the shorter-end of the maturity spectrum. The principal amount and weighted average interest rate of our investment portfolio at December 31, 1999 was $59,868,213 and approximately 5.7%, respectively.

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

 Exhibit No.                             Description
 -----------                             -----------
  3.1        Amended and Restated Certificate of Incorporation of the Company,
             as amended by a Certificate of Amendment of Amended and Restated
             Certificate of Incorporation dated May 18, 1999. (12) (Exhibit
             3.1)
  3.2        Certificate of Designation establishing and designating the Series
             A Junior Participating Preferred Shares. (9) (Exhibit 3.2)
  3.3        Amended and Restated By-Laws of the Company. (12) (Exhibit 3.3)
  3.4        Certificate of Designation establishing and designating the Series
             A Convertible Participating Preferred Stock.(10) (Exhibit 3.4)
  4.1        Rights Agreement, dated as of September 10, 1998, between
             ViroPharma Incorporated and StockTrans, Inc., as Rights Agent. (4)
             (Exhibit 4.1)
  4.2        Amendment No. 1 to Rights Agreement.(10) (Exhibit 4.2)
 10.1++      ViroPharma Incorporated Stock Option Plan (5)
 10.2+       Agreement dated December 22, 1995 between the Company and Sanofi.
             (1) (Exhibit 10.6)
 10.3        Form of Employment Agreement. (1) (Exhibit 10.8)
 10.4        Form of Indemnification Agreement. (1) (Exhibit 10.9)
 10.5        Restricted Stock Purchase Agreement dated as of January 17, 1996, by and between the Company and Frank Baldino, Jr. (1) (Exhibit
             10.11)
 10.6        Series B Convertible Preferred Stock Purchase Agreement dated as of June 16, 1995 among the Company and each of the entities on the
             "Schedule of Purchasers" attached thereto as Schedule A. (1)
             (Exhibit 10.12)
 10.7        Series C Convertible Preferred Stock Purchase Agreement dated as of May 30, 1996 among the Company and each of the individuals and entities on the "Schedule of Purchasers" attached thereto as
             Schedule A. (1) (Exhibit 10.13)
 10.8        Amended and Restated Investors' Rights Agreement, dated as of May
             30, 1996, by and among the Company and the persons identified on
             Schedule A, Schedule B and the Schedule of Founders thereto. (1)
             (Exhibit 10.16)
 10.9        Amendment to Restricted Stock Purchase Agreement dated as of
             January 17, 1996, among the Company and Frank Baldino, Jr., dated as of January 17, 1996. (1) (Exhibit 10.18)
 10.10       Development Agreement dated as of April 16, 1997, by and among
             SELOC AG, SICOR, S.A. and the Company. (2) (Exhibit 10.19)
 10.11       First Amendment to Agreement dated as of February 21, 1997 by and between Sanofi and the Company. (2) (Exhibit 10.20)
 10.12       Promissory Note of Jon M. Rogers and Traci J. Rogers, dated as of
             June 12, 1997. (2) (Exhibit 10.21)
 10.13       Lease, dated July 21, 1997, between the Company and The Hankin
             Group. (2) (Exhibit 10.23)
 10.14       Purchase Option Agreement, dated July 21, 1997, between the
             Company and The Hankin Group. (2) (Exhibit 10.24)

 Exhibit No.                             Description
 -----------                             -----------
 10.15       Escrow Agreement, dated July 21, 1997, among the Company. The
             Hankin Group and Manito Abstract Company, Inc.(2)(Exhibit 10.25)
 10.16       Consulting Agreement dated July 31, 1997 between the Company and
             Frank Baldino, Jr. (2) (Exhibit 10.27)
 10.17       Promissory Note of Vincent J. Milano and Christie A. Milano, dated
             August 20, 1997. (3) (Exhibit 10.29)
 10.18       Consulting Agreement dated November 13, 1997 between the Company and David J. Williams. (6) (Exhibit 10.26)
 10.19       Promissory Note of Michael Kelly and Joan C. Kelly, dated February
             18, 1998. (7) (Exhibit 10.27)
 10.20       Addendum to Development Agreement dated as of March 1, 1998 between the Company and SELOC France. (8) (Exhibit 10.28)
 10.21       Investment Agreement among ViroPharma Incorporated and Perseus-
             Soros Biopharmaceutical Fund, L.P. dated May 5, 1999. (10)
             (Exhibit 10.21)
 10.22       ViroPharma Incorporated Common Stock Purchase Warrant (10)
             (Exhibit 10.22)
 10.23       Letter Agreement dated June 7, 1999 between the Company and
             Perseus-Soros BioPharmaceutical Fund, L.P. (11) (Exhibit 10.23)
 10.24*+     Product Development and Commercialization Agreement dated November
             19, 1999 between Battelle Memorial Institute and ViroPharma
             Incorporated. (Exhibit 10.24)
 10.25*+     Collaboration and License Agreement dated December 9, 1999 between
             American Home Products Corporation, acting through its Wyeth-
             Ayerst Laboratories Division, and ViroPharma Incorporated.
             (Exhibit 10.25)
 10.26*+     Stock Purchase Agreement dated December 9, 1999 between American
             Home Products Corporation and ViroPharma Incorporated. (Exhibit
             10.26)
   11*       Statement of Computation of Loss Per Share.
   23*       Consent of KPMG LLP.
   24*       Power of Attorney (included on signature page).
   27*       Financial Data Schedule.

--------
*   Filed herewith.
+ Portions of this exhibit were omitted and filed separately with the Securities and Exchange Commission pursuant to an application for confidential treatment.
++   Compensation plans and arrangements for executives and others.
(1) Filed as an Exhibit to Registration Statement on Form S-1 (File No. 333-12407), as amended, initially filed on September 20, 1996.
(2) Filed as an Exhibit to Registration Statement on Form S-1 (File No. 333-30005), as amended, initially filed on June 25, 1997.
(3) Filed as an Exhibit to Registrant's Form 10-Q for the quarter ended September 30, 1997.
(4) Filed as an Exhibit to the Company's Current Report on Form 8-K filed with the Commission on September 21, 1998.
(5) Filed as an Annex to the Company's Proxy Statement filed with the Commission on April 15, 1998.
(6) Filed as an Exhibit to Registrant's Form 10-K for the year ended December 31, 1997.
(7) Filed as an Exhibit to Registrant's Form 10-Q for the quarter ended March 31, 1998.
(8) Filed as an Exhibit to Registrant's Form 10-Q for the quarter ended June 30, 1998.
(9) Filed as an Exhibit to Registrant's Form 10-K for the year ended December 31, 1998.
(10) Filed as an Exhibit to Registrant's Form 10-Q for the quarter ended March 31, 1999.
(11) Filed as an Exhibit to Registrant's Form 10-Q for the quarter ended June 30, 1999.

  Copies of the exhibits are available to stockholders from Thomas F. Doyle, Vice President, General Counsel and Secretary, ViroPharma Incorporated, 405 Eagleview Boulevard, Exton, Pennsylvania 19341. There will be a fee to cover the Company's expenses in furnishing the exhibits.

  (b) Reports on Form 8-K

  There were no reports on Form 8-K filed by the Company for the quarter ended December 31, 1999.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on our behalf by the undersigned, thereunto duly authorized.

                                          VIROPHARMA INCORPORATED

                                             /s/ Vincent J. Milano
                                          By: _________________________________
                                             Vincent J. Milano
                                             Vice President, Chief Financial
                                             Officer
                                             and Treasurer

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

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

                 Name                           Capacity                 Date
                 ----                           --------                 ----

       /s/ Claude H. Nash              President, Chief Executive   March 15, 1999
______________________________________  Officer and Chairman of
            Claude H. Nash              the Board (Principal
                                        Executive Officer)

      /s/ Vincent J. Milano            Vice President, Chief        March 15, 1999
______________________________________  Financial Officer and
          Vincent J. Milano             Treasurer (Principal
                                        Financial and Accounting
                                        Officer)

        /s/ Claude H. Nash             Director                     March 15, 1999
______________________________________
            Claude H. Nash

   /s/ Frank Baldino, Jr., Ph.D        Director                     March 15, 1999
______________________________________
      Frank Baldino, Jr., Ph.D.

      /s/ Robert J. Glaser             Director                     March 15, 1999
______________________________________
           Robert J. Glaser

        /s/ Ann H. Lamont              Director                     March 15, 1999
______________________________________
            Ann H. Lamont

         /s/ Howard Pien               Director                     March 15, 1999
______________________________________
             Howard Pien

      /s/ David J. Williams            Director                     March 15, 1999
______________________________________
          David J. Williams

                            ViroPharma Incorporated
                         (A Development Stage Company)

                         Index to Financial Statements

                                                                          Page
                                                                        --------
Independent Auditors' Report..........................................       F-1
Balance Sheets at December 31, 1998 and 1999..........................       F-2
Statements of Operations and Comprehensive Loss for the years ended
 December 31, 1997, 1998 and 1999, and the period December 5, 1994
 (Inception) to December 31, 1999.....................................  F-3, F-4
Statements of Stockholders' Equity for the period December 5, 1994
 (Inception) to December 31, 1996, and the years ended December 31,
 1997, 1998, and 1999 ................................................       F-5
Statements of Cash Flows for the years ended December 31, 1997, 1998 and 1999, and the period December 5, 1994 (Inception) to December 31,
 1999 ................................................................       F-6
Notes to Financial Statements.........................................       F-7

                         Independent Auditors' Report

The Stockholders and Board of Directors
ViroPharma Incorporated:

We have audited the accompanying balance sheets of ViroPharma Incorporated (A Development Stage Company) as of December 31, 1998 and 1999, and the related statements of operations, comprehensive loss, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1999 and for the period December 5, 1994 (Inception) to December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ViroPharma Incorporated (A Development Stage Company) as of December 31, 1998 and 1999, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1999 and for the period December 5, 1994 (Inception) to December 31, 1999, in conformity with generally accepted accounting principles.

                                          KPMG LLP

Princeton, New Jersey
February 23, 2000, except as to note 13 which is as of March 8, 2000

                            ViroPharma Incorporated

                         (A Development Stage Company)
                                 Balance Sheets
                           December 31, 1998 and 1999

                                                             December 31,
                                                        ------------------------
                                                           1998         1999
                                                        -----------  -----------
Assets
Current assets:
  Cash and cash equivalents............................ $ 1,076,682  $ 6,984,707
  Short-term investments...............................  18,935,100   59,868,213
  Notes receivable from officers--current..............      39,205       39,205
  Other current assets.................................     435,054    1,068,764
                                                        -----------  -----------
    Total current assets...............................  20,486,041   67,960,889
  Equipment and leasehold improvements, net............   2,477,105    3,469,927
  Restricted investments...............................     550,000      550,000
  Notes receivable from officers--noncurrent...........      62,356       23,151
  Other assets.........................................      81,899       81,899
                                                        -----------  -----------
    Total assets....................................... $23,657,401  $72,085,866
                                                        ===========  ===========
Liabilities and Stockholders' Equity
Current liabilities:
  Accounts payable..................................... $ 1,442,756  $ 1,187,234
  Loans payable--current...............................     200,000    1,200,000
  Deferred revenue--current............................         --     1,000,000
  Obligation under capital lease--current..............      50,379        2,807
  Accrued expenses and other current liabilities.......   7,302,511    5,879,589
                                                        -----------  -----------
    Total current liabilities..........................   8,995,646    9,269,630
Loans payable--noncurrent..............................   1,822,917      525,000
Deferred revenue--noncurrent...........................         --     4,000,000
Obligation under capital lease--noncurrent.............       2,807          --
                                                        -----------  -----------
                                                         10,821,370   13,794,630
                                                        -----------  -----------
Stockholders' equity:
  Preferred stock, par value $.001 per share. 5,000,000
   shares authorized; Series A convertible
   participating preferred stock; 2,300,000 issued and
   outstanding at December 31, 1999; none at December
   31, 1998 (liquidation value $14,547,031)............         --         2,300
   Series A junior participating preferred stock;
    200,000 shares designated; no shares issued and
    outstanding........................................         --           --
  Common stock, par value $.002 per share. Authorized
   27,000,000 shares in 1998 and 1999; issued and
   outstanding 11,516,794 at December 31, 1998
   and 15,066,612 at December 31, 1999.................      23,034       30,133
  Additional paid-in capital...........................  61,373,998  136,259,509
  Deferred compensation................................    (247,601)     (44,580)
  Unrealized gains (losses) on available for sale
   securities..........................................     107,562      (35,126)
  Deficit accumulated during the development stage..... (48,420,962) (77,921,000)
                                                        -----------  -----------
    Total stockholders' equity.........................  12,836,031   58,291,236
Commitments
    Total liabilities and stockholders' equity......... $23,657,401  $72,085,866
                                                        ===========  ===========

See accompanying notes to financial statements.

                            ViroPharma Incorporated
                         (A Development Stage Company)
                            Statements of Operations
                 Years ended December 31, 1997, 1998 and 1999,
        and the period December 5, 1994 (Inception) to December 31, 1999

                                                                       Period
                                                                    December 5,
                                                                        1994
                                 Year ended December 31,            (Inception)
                          ----------------------------------------  to December
                              1997          1998          1999        31, 1999
                          ------------  ------------  ------------  ------------
Revenues:
  License fee and
   milestones revenue...  $  1,500,000  $  1,500,000  $        --   $  4,000,000
  Grant revenue.........           --            --            --        526,894
                          ------------  ------------  ------------  ------------
    Total revenues......     1,500,000     1,500,000           --      4,526,894
                          ------------  ------------  ------------  ------------
Operating expenses
 incurred in the
 development stage:
  Research and
   development..........    10,928,976    25,130,232    26,055,884    71,815,680
  General and
   administrative.......     3,341,081     4,375,800     4,986,452    15,459,474
                          ------------  ------------  ------------  ------------
    Total operating
     expenses...........    14,270,057    29,506,032    31,042,336    87,275,154
                          ------------  ------------  ------------  ------------
    Loss from
     operations.........   (12,770,057)  (28,006,032)  (31,042,336)  (82,748,260)
Interest income, net....     1,320,174     1,603,916     1,542,298     4,827,260
                          ------------  ------------  ------------  ------------
    Net loss............  $(11,449,883) $(26,402,116) $(29,500,038) $(77,921,000)
                          ============  ============  ============  ============
Preferred stock
 dividends, including
 beneficial conversion
 component..............           --            --        934,533
Beneficial conversion
 feature of preferred
 stock..................           --            --      4,140,000
                          ------------  ------------  ------------
Net loss allocable to
 common stockholders....  $(11,449,883) $(26,402,116) $(34,574,571)
                          ============  ============  ============
Basic and diluted net
 loss per share
 allocable to common
 stockholders:..........  $      (1.13) $      (2.30) $      (2.84)
                          ============  ============  ============
Shares used in computing
 basic and diluted net
 loss per share
 allocable to common
 stockholders:..........    10,092,590    11,485,589    12,181,853
                          ============  ============  ============

See accompanying notes to financial statements.

                            ViroPharma Incorporated
                         (A Development Stage Company)
                        Statements of Comprehensive Loss
                 Years ended December 31, 1997, 1998 and 1999,
        and the period December 5, 1994 (Inception) to December 31, 1999

                                                                      Period
                                                                   December 5,
                                                                       1994
                                Year ended December 31,            (Inception)
                         ----------------------------------------  to December
                             1997          1998          1999        31, 1999
                         ------------  ------------  ------------  ------------
Net loss................ $(11,449,883) $(26,402,116) $(29,500,038) $(77,921,000)
                         ------------  ------------  ------------  ------------
Other comprehensive
 income (loss):
  Unrealized holding
   gains (losses)
   arising during
   period...............      276,126       107,562       (35,126)      433,615
  Less: reclassification
   adjustment for gains
   included in net loss
   .....................       58,311       276,126       107,562       468,741
                         ------------  ------------  ------------  ------------
Unrealized gains
 (losses) on available
 for sale securities....      217,815      (168,564)     (142,688)      (35,126)
                         ------------  ------------  ------------  ------------
Comprehensive loss...... $(11,232,068) $(26,570,680) $(29,642,726) $(77,956,126)
                         ------------  ------------  ------------  ------------


See accompanying notes to financial statements.

                            ViroPharma Incorporated
                         (A Development Stage Company)
                       Statements of Stockholders' Equity
           Period December 5, 1994 (Inception) to December 31, 1996,
                and years ended December 31, 1997, 1998 and 1999

                                                                                                                  Deficit
                    Preferred Stock     Common Stock                     Notes                 Unrealized gains Accumulated
                   ----------------- -------------------  Additional   Receivable                (losses) on     during the
                   Number of          Number of            paid-in     on common    Deferred    available for   development
                    Shares   Amount    Shares    Amount    capital       stock    compensation sale securities     stage
                   --------- ------- ----------- ------- ------------  ---------- ------------ ---------------- ------------
Balance, December
5, 1994
(Inception)......        --  $   --          --  $   --  $        --    $   --     $     --       $     --      $        --
 Issuance of
 common stock to
 founders........        --      --      828,750   1,657       79,593    (1,625)     (79,625)           --               --
 Proceeds from
 notes
 receivable......        --      --          --      --           --      1,625          --             --               --
 Deferred
 compensation
 resulting from
 grant of
 options.........        --      --          --      --       753,461       --      (753,461)           --               --
 Amortization of
 deferred
 compensation....        --      --          --      --           --        --       171,749            --               --
 Unrealized gains
 on available for
 sale
 securities......        --      --          --      --           --        --           --          58,311              --
 Issuance costs
 of Series A, B
 and C preferred
 stock...........        --      --          --      --       (74,012)      --           --             --               --
 Exercise of
 common stock
 grant and
 options.........        --      --       72,420     145        6,955       --           --             --               --
 Value attributed
 to issuance of
 warrants........        --      --          --      --       109,920       --           --             --               --
 Accretion of
 redemption value
 attributable to
 mandatorily
 redeemable
 convertible
 preferred
 stock...........        --      --          --      --    (1,616,445)      --           --             --               --
 Conversion of
 preferred stock
 to common
 stock...........        --      --    5,588,191  11,177   16,253,022       --           --             --               --
 Issuance of
 common stock,
 net of issuance
 costs...........        --      --    2,587,500   5,175   16,246,502       --           --             --               --
 Net loss........        --      --          --      --           --        --           --             --       (10,568,963)
                   --------- ------- ----------- ------- ------------   -------    ---------      ---------     ------------
Balance, December
31, 1996.........        --      --    9,076,861  18,154   31,758,996       --      (661,337)        58,311      (10,568,963)
 Amortization of
 deferred
 compensation....        --      --          --      --           --        --       209,616            --               --
 Unrealized gains
 on available for
 sale
 securities......        --      --          --      --           --        --           --         217,815              --
 Exercise of
 common stock
 options.........        --      --       15,450      31        7,070       --           --             --               --
 Value attributed
 to issuance of
 warrants........        --      --          --      --        15,936       --           --             --               --
 Issuance of
 common stock,
 net of issuance
 costs...........        --      --    2,300,000   4,600   29,510,475       --           --             --               --
 Cashless
 exercise of
 warrants........        --      --       71,795     143         (143)      --           --             --               --
 Consulting
 expense related
 to option
 grants..........        --      --          --      --        30,050       --           --             --               --
 Net loss........        --      --          --      --           --        --           --             --       (11,449,883)
                   --------- ------- ----------- ------- ------------   -------    ---------      ---------     ------------
Balance, December
31, 1997.........        --      --   11,464,106  22,928   61,322,384       --      (451,721)       276,126      (22,018,846)
 Amortization of
 deferred
 compensation....        --      --          --      --           --        --       204,120            --               --
 Unrealized loss
 on available for
 sale
 securities......        --      --          --      --           --        --           --        (168,564)             --
 Exercise of
 common stock
 options and
 warrants........        --      --       52,688     106       23,613       --           --             --               --
 Value attributed
 to issuance of
 warrants........        --      --          --      --        15,936       --           --             --               --
 Consulting
 expense related
 to option
 grants..........        --      --          --      --        12,065       --           --             --               --
 Net loss........        --      --          --      --           --        --           --             --       (26,402,116)
                   --------- ------- ----------- ------- ------------   -------    ---------      ---------     ------------
Balance, December
31, 1998.........        --      --   11,516,794  23,034   61,373,998       --      (247,601)       107,562      (48,420,962)
 Amortization of
 deferred
 compensation....        --      --          --      --           --        --       203,021            --               --
 Unrealized loss
 on available for
 sale
 securities......        --      --          --      --           --        --           --        (142,688)             --
 Exercise of
 common stock
 options.........        --      --       99,818     199      292,051       --           --             --               --
 Value attributed
 to issuance of
 warrants........        --      --          --      --        11,959       --           --             --               --
 Issuance of
 preferred stock,
 net of issuance
 costs...........  2,300,000   2,300         --      --    13,308,600       --           --             --               --
 Issuance of
 common stock,
 net of issuance
 costs...........        --      --    3,450,000   6,900   61,449,741       --           --             --               --
 Consulting
 expense related
 to option
 grants..........        --      --          --      --         4,860       --           --             --               --
 Preferred
 dividends.......        --      --          --      --      (181,700)      --           --             --               --
 Net loss........        --      --          --      --           --        --           --             --       (29,500,038)
                   --------- ------- ----------- ------- ------------   -------    ---------      ---------     ------------
Balance, December
31, 1999.........  2,300,000 $ 2,300  15,066,612 $30,133 $136,259,509       --     $ (44,580)     $ (35,126)    $(77,921,000)
                   ========= ======= =========== ======= ============   =======    =========      =========     ============
                       Total
                   Stockholders'
                      equity
                   -------------
Balance, December
5, 1994
(Inception)......   $       --
 Issuance of
 common stock to
 founders........           --
 Proceeds from
 notes
 receivable......         1,625
 Deferred
 compensation
 resulting from
 grant of
 options.........           --
 Amortization of
 deferred
 compensation....       171,749
 Unrealized gains
 on available for
 sale
 securities......        58,311
 Issuance costs
 of Series A, B
 and C preferred
 stock...........       (74,012)
 Exercise of
 common stock
 grant and
 options.........         7,100
 Value attributed
 to issuance of
 warrants........       109,920
 Accretion of
 redemption value
 attributable to
 mandatorily
 redeemable
 convertible
 preferred
 stock...........    (1,616,445)
 Conversion of
 preferred stock
 to common
 stock...........    16,264,199
 Issuance of
 common stock,
 net of issuance
 costs...........    16,251,677
 Net loss........   (10,568,963)
                   -------------
Balance, December
31, 1996.........    20,605,161
 Amortization of
 deferred
 compensation....       209,616
 Unrealized gains
 on available for
 sale
 securities......       217,815
 Exercise of
 common stock
 options.........         7,101
 Value attributed
 to issuance of
 warrants........        15,936
 Issuance of
 common stock,
 net of issuance
 costs...........    29,515,075
 Cashless
 exercise of
 warrants........           --
 Consulting
 expense related
 to option
 grants..........        30,050
 Net loss........   (11,449,883)
                   -------------
Balance, December
31, 1997.........    39,150,871
 Amortization of
 deferred
 compensation....       204,120
 Unrealized loss
 on available for
 sale
 securities......     (168,564)
 Exercise of
 common stock
 options and
 warrants........        23,719
 Value attributed
 to issuance of
 warrants........        15,936
 Consulting
 expense related
 to option
 grants..........        12,065
 Net loss........   (26,402,116)
                   -------------
Balance, December
31, 1998.........    12,836,031
 Amortization of
 deferred
 compensation....       203,021
 Unrealized loss
 on available for
 sale
 securities......      (142,688)
 Exercise of
 common stock
 options.........       292,250
 Value attributed
 to issuance of
 warrants........        11,959
 Issuance of
 preferred stock,
 net of issuance
 costs...........    13,310,900
 Issuance of
 common stock,
 net of issuance
 costs...........    61,456,641
 Consulting
 expense related
 to option
 grants..........         4,860
 Preferred
 dividends.......      (181,700)
 Net loss........   (29,500,038)
                   -------------
Balance, December
31, 1999.........   $58,291,236
                   =============

-----
See accompanying notes to financial statements.

                            ViroPharma Incorporated
                         (A Development Stage Company)
                            Statements of Cash Flows
                 Years ended December 31, 1997, 1998 and 1999,
        and the period December 5, 1994 (Inception) to December 31, 1999

                                                                       Period
                                                                    December 5,
                                                                        1994
                                Year ended December 31,            (Inception) to
                         ----------------------------------------   December 31,
                             1997          1998          1999           1999
                         ------------  ------------  ------------  --------------
Cash flows from
 operating activities:
 Net loss..............  $(11,449,883) $(26,402,116) $(29,500,038) $ (77,921,000)
 Adjustments to
  reconcile net loss to
  net cash used in
  operating activities:
 Non-cash compensation
  expense..............       209,616       204,120       203,021        788,506
 Non-cash warrant
  value................        15,936        15,936        11,959        153,751
 Non-cash consulting
  expense..............        30,050        12,065         4,860         46,975
 Depreciation and
  amortization
  expense..............       288,278       428,165       556,639      1,331,104
 Changes in assets and
  liabilities:
 Other current
  assets...............      (264,460)       26,577      (633,710)    (1,068,764)
 Notes receivable from
  officers.............      (117,793)       16,232        39,205        (62,356)
 Other assets..........       (45,899)          --            --         (81,899)
 Accounts payable......       563,799       522,786      (255,522)     1,187,234
 Deferred revenue......           --            --      5,000,000      5,000,000
 Accrued expenses and
  other current
  liabilities..........     2,239,273     2,835,462    (1,529,172)     5,879,589
                         ------------  ------------  ------------  -------------
   Net cash used in
    operating
    activities.........    (8,531,083)  (22,340,773)  (26,102,758)   (64,746,860)
                         ------------  ------------  ------------  -------------
Cash flows from
 investing activities:
 Purchase of equipment
  and leasehold
  improvements.........    (1,561,944)     (959,575)   (1,549,461)    (4,801,031)
 Purchase of short-
  term investments.....   (61,108,260)  (26,206,929)  (72,515,626)  (186,185,484)
 Sales of short-term
  investments..........     5,316,660           --            --       9,680,414
 Maturities of short-
  term investments.....    28,282,652    46,017,397    31,439,825    116,051,731
                         ------------  ------------  ------------  -------------
   Net cash provided by
    (used in) investing
    activities.........   (29,070,892)   18,850,893   (42,625,262)   (65,254,370)
                         ------------  ------------  ------------  -------------
Cash flows from
 financing activities:
 Net proceeds from
  issuance of
  preferred stock......           --            --     13,310,900     27,242,143
 Net proceeds from
  issuance of common
  stock................    29,522,176        23,719    61,748,891    107,553,562
 Preferred stock cash
  dividends............           --            --       (181,700)      (181,700)
 Proceeds from loans
  payable and
  milestone advance....     1,600,000       500,000           --       2,100,000
 Payment of loans
  payable..............       (83,333)     (100,000)     (191,667)      (375,000)
 Proceeds received on
  notes receivable.....           --            --            --           1,625
 Proceeds from notes
  payable..............           --            --            --         692,500
 Payment of notes
  payable..............           --            --            --         (50,000)
 Obligation under
  capital lease........       (42,848)      (61,487)      (50,379)         2,807
                         ------------  ------------  ------------  -------------
   Net cash provided by
    financing
    activities.........    30,995,995       362,232    74,636,045    136,985,937
                         ------------  ------------  ------------  -------------
Net increase (decrease)
 in cash and cash
 equivalents...........    (6,605,980)   (3,127,648)    5,908,025      6,984,707
Cash and cash
 equivalents at
 beginning of period...    10,810,310     4,204,330     1,076,682            --
                         ------------  ------------  ------------  -------------
Cash and cash
 equivalents at end of
 period................  $  4,204,330  $  1,076,682  $  6,984,707  $   6,984,707
                         ============  ============  ============  =============
Supplemental disclosure
 of noncash
 transactions:
 Conversion of Note
  Payable to Series A
  and Series B
  Preferred Stock......           --            --            --   $     642,500
 Conversion of
  mandatorily
  redeemable
  convertible
  preferred stock to
  common shares........           --            --            --      16,264,199
 Notes issued for
  828,750 common
  shares...............           --            --            --           1,625
 Deferred
  compensation.........           --            --            --         833,086
 Accretion of
  redemption value
  attributable to
  mandatorily
  redeemable
  convertible
  preferred stock......           --            --            --       1,616,445
 Conversion of
  milestone advance to
  loan payable.........           --   $  1,000,000           --       1,000,000
 Unrealized gains
  (losses) on
  available for sale
  securities...........  $    217,815      (168,564) $   (142,688)       (35,126)

See accompanying notes to financial statements.

                            ViroPharma Incorporated
                         (A Development Stage Company)
                         Notes to Financial Statements
                          December 31, 1998 and 1999

1. Organization and Business Activities

  ViroPharma Incorporated (a development stage company) (the "Company") commenced operations on December 5, 1994. The Company is a development stage pharmaceutical company engaged in the discovery and development of new antiviral medicines.

  The Company is devoting substantially all of its efforts towards conducting drug discovery and development, raising capital, conducting clinical trials, pursuing regulatory approval for products under development, recruiting personnel and building infrastructure. In the course of such activities, the Company has sustained operating losses and expects such losses to continue for the foreseeable future. The Company has not generated any significant revenues or product sales and has not achieved profitable operations or positive cash flow from operations. The Company's deficit accumulated during the development stage aggregated $77,921,000 through December 31, 1999. There is no assurance that profitable operations, if ever achieved, could be sustained on a continuing basis.

  The Company plans to continue to finance its operations with a combination of stock and debt issuances, license payments, payments from strategic research and development arrangements and, in the longer term, revenues from product sales. There are no assurances, however, that the Company will be successful in obtaining an adequate level of financing needed for the long-term development and commercialization of its planned products.

2. Basis of Accounting and Summary of Significant Accounting Policies

Cash and cash equivalents

  The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. All cash and cash equivalents are held in United States (U.S.) financial institutions.

Short-term investments

  Short-term investments consist primarily of debt securities backed by the U.S. government. The Company's entire short-term investment portfolio is currently classified as available for sale and is stated at fair value as determined by quoted market values. Changes in the net unrealized holding gains and losses are included as a separate component of stockholders' equity and comprehensive loss. For purposes of determining gross realized gains and losses, the cost of short-term investments sold is based upon specific identification. The Company has not experienced any significant realized gains or losses on its investments through December 31, 1999.

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

                            ViroPharma Incorporated
                         (A Development Stage Company)
                         Notes to Financial Statements


Segment Information

  The Company is managed and operated as one business. The entire business is managed by a single management team that reports to the chief executive officer. The Company does not operate separate lines of business or separate business entities with respect to any of its product candidates. Accordingly, the Company does not prepare discrete financial information with respect to separate product areas or by location and does not have separately reportable segments as defined by SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information".

Net loss per share

  Basic earnings per share ("EPS") is calculated by dividing earnings (loss) allocable to common stockholders by the weighted average shares of common stock outstanding. Net loss allocable to common stockholders includes preferred stock dividends and beneficial conversion features of preferred stock. Diluted EPS would also include the effect of dilution to earnings of convertible securities, stock options and warrants. As of December 31, 1999, the Company has certain convertible preferred stock, options and warrants which have not been used in the calculation of diluted net loss per share allocable to common stockholders because to do so would be anti-dilutive. As such, the numerator and denominator used in computing both basic and diluted net loss per share allocable to common stockholders are equal.

Comprehensive Loss

  SFAS No. 130, "Reporting Comprehensive Income" establishes standards for reporting and presentation of comprehensive loss and its components in a full set of financial statements. Comprehensive loss consists of net loss and net unrealized gains (losses) on securities and is presented in the statements of comprehensive loss. The Statement requires only additional disclosures in the financial statements; it does not affect the Company's financial position or results of operations.

3. Short-Term Investments

  Short-term investments consist of fixed income securities with original maturities of greater than three months but less than one year including U.S. treasury instruments of agencies of the U.S. Government and high-grade commercial paper. At December 31, 1998 and 1999, all of the short-term investments were deemed as "available for sale" investments.

  The following summarizes the "available for sale" investments at December 31, 1998 and 1999:

                                              Gross      Gross
                                            unrealized unrealized
                                   Cost       gains      losses   Fair value
                                ----------- ---------- ---------- -----------
      Obligations of the U.S.
       Government and agencies
       of the U.S..............   1,953,858    50,522        --     2,004,380
      Commercial paper.........  16,873,680    70,769     13,729   16,930,720
                                -----------  --------   --------  -----------
        December 31, 1998...... $18,827,538  $121,291   $ 13,729  $18,935,100
                                ===========  ========   ========  ===========
      Commercial paper.........  59,903,339   153,371    188,497   59,868,213
                                -----------  --------   --------  -----------
        December 31, 1999...... $59,903,339  $153,371   $188,497  $59,868,213
                                ===========  ========   ========  ===========

                            ViroPharma Incorporated
                         (A Development Stage Company)
                         Notes to Financial Statements


4. Equipment and Leasehold Improvements

  Equipment and leasehold improvements consist of the following at December 31, 1998 and 1999:

                                                             1998       1999
                                                          ---------- ----------
      Computers and equipment............................ $2,266,787 $2,751,717
      Leasehold improvements.............................    899,838  1,931,626
                                                          ---------- ----------
                                                           3,166,625  4,683,343
      Less accumulated depreciation and amortization.....    689,520  1,213,416
                                                          ---------- ----------
                                                          $2,477,105 $3,469,927
                                                          ========== ==========

  Included in equipment and leasehold improvements at December 31, 1998 is assets totaling approximately $215,000 held under capital lease. Included in equipment and leasehold improvements at December 31, 1999 is assets totaling approximately $150,000 held under capital lease. Included in leasehold improvements at December 31, 1999 is $923,900 related to construction in progress. At December 31, 1998, the Company had no construction in progress.

5. Accrued Expenses and Other Current Liabilities

  Accrued expenses and other current liabilities consist of the following at December 31, 1998 and 1999:

                                                              December 31,
                                                          ---------------------
                                                             1998       1999
                                                          ---------- ----------
      Preferred stock dividends payable..................        --     181,700
      Clinical development and research..................  6,970,839  3,407,567
      Marketing..........................................    122,484        --
      Payroll and payroll taxes payable..................    116,580  1,583,871
      Other current liabilities..........................     92,608    706,451
                                                          ---------- ----------
                                                          $7,302,511 $5,879,589
                                                          ========== ==========

6. Loans Payable

  The Company entered into two loan agreements with a bank, one for $600,000 and one for $500,000, of which $916,667 was outstanding at December 31, 1998, and $725,000 was outstanding at December 31, 1999. The terms of the loans extend through February and December 2003, respectively, with principal and interest due monthly. The interest rates are approximately 9% and 7.25% respectively and are secured by certain equipment and certificates of deposit aggregating $550,000.

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

                            ViroPharma Incorporated
                         (A Development Stage Company)
                         Notes to Financial Statements


7. License and Research Agreements

  In December 1995, the Company entered into a license agreement with Sanofi S.A. ("Sanofi") for its most advanced drug candidate, pleconaril. At December 31, 1997, an estimated milestone payable to Sanofi of $2 million was recorded. In June 1998, Sanofi chose to have the Company be solely responsible for all development and development costs of pleconaril. As a result of this decision by Sanofi, the milestone payable of $2 million was reduced to $1.2 million, which was paid in 1998. Also, the Company will receive a higher royalty on sales of pleconaril by Sanofi outside of the United States and Canada, and Sanofi reimbursed the Company $400,000 for a license fee previously paid by the Company. The reduction to the milestone payable by $800,000 and the $400,000 reimbursement of the previously paid license fee were recorded as a reduction of research and development expenses in 1998. Under the Company's agreement with Sanofi, the Company is required to make certain additional payments to Sanofi, including royalties, as defined, should agreed-upon future milestones be attained. The milestone events contemplate regulatory submissions of new drug applications and regulatory approvals in various jurisdictions.

  There can be no assurance that any milestones will be attained. Also, if foreign regulatory authorities require significant additional studies of pleconaril for use in the European Union, the Company would be required to conduct such studies at its own expense.

  In December 1999, the Company entered into a licensing agreement with American Home Products for the discovery, development and commercialization of hepatitis C drugs. In connection with the signing of the agreement, the Company received $5,000,000 from American Home Products. This amount is non-refundable and is recorded as deferred revenue at December 31, 1999. This will be recognized as revenue as certain activities are performed by the Company over the expected term of the agreement. If drug candidates are successfully commercialized, the Company has the right to co-promote the products and share equally in the net profits in the United States and Canada. The Company is entitled to milestones and royalties for activities outside of the United States and Canada.

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

8. Common Stock and Common Stock Options

  On July 23, 1997, the Company completed a follow-on public offering of common stock. The Company sold 2,300,000 shares (including 300,000 shares exercised by the underwriters for the overallotment). Net proceeds approximated $29,515,000.

  On October 21, 1999, the Company completed a follow-on public offering of common stock. The Company sold 3,450,000 shares (including 450,000 shares exercised by the underwriters for overallotment). Net proceeds approximated $61,450,000.

                            ViroPharma Incorporated
                         (A Development Stage Company)
                         Notes to Financial Statements


  In 1995, the Company adopted a Stock Option Plan, and amended and restated the Stock Option Plan in 1998 (as amended and restated, the "Plan"), to provide eligible individuals with an opportunity to acquire or increase an equity interest in the Company and to encourage such individuals to continue in the employment of the Company. Stock options are granted at the fair market value of the stock on the day immediately preceding the date of grant. Stock options are exercisable for a period not to exceed ten years from the date of grant. Vesting of the stock options occurs, generally 25% per year, over four years. There are 2,000,000 shares reserved under the Plan.

  Stock option activity for the three years ended December 31, 1999 is as follows:

                                                           Weighted-
                                                            average   Weighted-
                                                           remaining   average
                                   Exercise               contractual exercise
                                   price per     Share       life     price per
                                     share      options     (years)     share
                                 ------------- ---------  ----------- ---------
Balance, December 31, 1996.....  $    .10-5.25   435,783
                                               =========
 Granted.......................     8.75-22.50   335,233
 Exercised.....................      .10-.8.75   (15,450)
 Canceled......................      2.16-8.75      (555)
                                 ------------- ---------
Balance, December 31, 1997.....      .10-22.50   755,011
                                               ---------
 Granted.......................     9.94-23.50   330,700
 Exercised.....................       .10-8.75   (35,065)
 Canceled......................      2.16-8.75      (500)
                                 ------------- ---------
Balance, December 31, 1998.....      .10-23.50 1,050,146
                                               ---------
 Granted.......................   6.50-27.9375   385,100
 Exercised.....................     .10-20.375   (99,818)
 Canceled......................     .45-20.375   (60,763)
                                 ------------- ---------
Balance, December 31, 1999.....    .10-27.9375 1,274,665
                                 ============= =========
Options outstanding as of
 December 31, 1999:............        .10-.20   179,848     5.61      $  .16
                                           .45     1,836     6.42         .45
                                          2.16    84,492     6.51        2.16
                                          5.25    21,695     6.84        5.25
                                          6.50    22,000     9.20        6.50
                                     7.40-8.00     6,000     9.40        7.64
                                          8.38    20,000     9.37        8.38
                                     8.75-9.50   197,850     7.01        8.75
                                   9.875-14.75   353,635     8.83       11.56
                                  15.125-22.50   377,309     8.24       17.94
                                 23.50-27.9375    10,000     9.25       25.72
                                 ------------- ---------
Balance, December 31, 1999.....    .10-27.9375 1,274,665     7.74       10.61
                                 ============= =========
Options exercisable as of
 December 31, 1999:............        .10-.20   147,438               $  .15
                                           .45     1,224                  .45
                                          2.16    61,019                 2.16
                                          5.25    15,830                 5.25
                                          8.75   105,100                 8.75
                                   9.875-14.75    23,400                11.06
                                  15.125-22.50   115,724                17.65
                                 ------------- ---------
Options exercisable at December
 31, 1999......................  $   .10-22.50   469,735               $ 7.37
                                 ============= =========

                            ViroPharma Incorporated
                         (A Development Stage Company)
                         Notes to Financial Statements


  At December 31, 1999, there were 553,582 shares available for grant under the Plan. In January 2000, the Company granted 303,700 options to its employees. Such options were granted at exercise prices equal to the fair market value at the grant date.

  During 1996, various executive officers and certain employees of the Company were granted options to acquire 270,644 shares of common stock at exercise prices ranging from $.20 to $2.16 per share. The exercise price of the options was equal to the fair market value of the Common Stock on the date of grant, as determined by the Board of Directors. However, for financial statement purposes, the difference between a deemed value in the range of $2.35 to $5.25 per share and the respective exercise prices at the grant dates has been recorded as deferred compensation ($753,461) and is being amortized over the four-year vesting period. Compensation expense for the aforementioned options aggregated $193,691 for the year ended December 31, 1997, $188,195 for the year ended December 31, 1998, and $203,021 for the year ended December 31, 1999.

  The per share weighted-average fair value of stock options granted during 1997, 1998 and 1999 was $8.66, $14.82, and $11.61 per share, respectively, on the date of grant. Such fair values were determined using the Black-Scholes option-pricing model and are based on the following weighted-average assumptions: an expected dividend yield of 0% and a risk-free interest rate of 7.5%, for 1997, 5.0% for 1998 and 6.45% for 1999; volatility of 68% for 1997,
79% for 1998, and 135% for 1999 and an expected option life of ten years for 1997, 1998 and 1999.

  The Company applies APB Opinion No. 25 in accounting for its stock option plan. Had the Company determined compensation cost for options granted based on the fair value at the grant date under SFAS No. 123, the Company's net loss and net loss per share would have been increased to the pro forma amounts under SFAS No. 123 indicated below:

                                         1997          1998          1999
                                     ------------  ------------  ------------
   Net loss allocable to common
    stockholders:
     As reported.................... $(11,449,883) $(26,402,116) $(34,574,571)
     Pro forma under SFAS No. 123... $(12,308,195) $(28,511,508) $(37,626,511)
                                     ============  ============  ============
   Net loss per share allocable to
    common stockholders:
     Basic and diluted:
       As reported.................. $      (1.13) $      (2.30) $      (2.84)
       Pro forma under SFAS No.
        123......................... $      (1.22) $      (2.48) $      (3.09)
                                     ============  ============  ============

  Pro forma net loss allocable to common stockholders reflects only options granted in 1995 through 1999. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net loss allocable to common stockholders amounts presented above because compensation cost is incurred under SFAS No. 123 over the respective vesting period of such options, and options granted by the Company prior to January 1, 1995 are not reflected in the pro forma net loss allocable to common stockholders figures above.

9. Preferred Stock

  The Company adopted a Stockholders' Rights Plan (the "Plan") in September 1998. In connection with the Plan, the Company designated from its preferred stock, par value $.001 per share, Series A Junior Participating Preferred Stock, par value $.001 per share (the "Series A Preferred Shares"), and reserved 200,000 Series A Preferred Shares for issuance under the Plan. The Company declared a dividend distribution of one right for each outstanding share of common stock. The rights entitle stockholders to purchase one one-hundredth

                            ViroPharma Incorporated
                         (A Development Stage Company)
                         Notes to Financial Statements

of a share of Series A Junior Participating Preferred stock. The rights expire in 2008. Each holder of a right other than the acquiring person, would be entitled to purchase $250 worth of common stock of the Company for each right at the exercise price of $125 per right, which would effectively enable such rights holders to purchase common stock at one-half of the then current price. At December 31, 1999, the rights were neither exercisable nor traded separately from the company's common stock, and become exercisable only if a person or group becomes the beneficial owner of 20% or more of the Company's common stock or announces a tender offer which would result in ownership of 20% or more of the Company's common stock.

  On May 5, 1999, the Company completed the sale of 2,300,000 shares of Series A Convertible Participating Preferred Stock ("preferred stock"). Net proceeds approximated $13,300,000. In addition, the Company issued warrants to purchase 595,000 shares of common stock at $9.53 per share to the purchasers of the preferred stock. The warrants expire on May 5, 2004. The preferred stock is convertible into shares of common stock on a one-for-one basis (subject to adjustment) at any time by the holder and under certain conditions by the Company. There is a 5% dividend per annum associated with the preferred stock in which the Company may choose to permanently defer cash payment of the dividend. In such case, the dividend is added to the liquidation value of the preferred stock and the preferred stock's conversion ratio is increased. The holders of the preferred stock have voting rights equivalent to the common stockholders. In addition, the holders of the preferred stock have liquidation rights equal to their original investment, subject to adjustment. As a result of the difference in the price paid per share of preferred stock and the fair market value per share of the underlying common stock at the date of the closing of the transaction, the Company has reflected the amount of the beneficial conversion feature in the statement of operations for the year ended December 31, 1999. The beneficial conversion feature aggregated $4,140,000 and is included in the net loss allocable to common stockholders. The Company deferred the June 30 and September 30, 1999 dividends and as a result, the difference between the conversion price per share of preferred stock and the fair market value per share of the underlying common stock at June 30 and September 30, 1999 has been reflected as a beneficial conversion feature in the statement of operations for the year ended December 31, 1999. The fair market values were determined using the closing prices as quoted on Nasdaq. The beneficial conversion feature related to the quarterly preferred stock dividends aggregated $465,802 and is included in the net loss allocable to common stockholders for the year ended December 31, 1999. At December 31, 1999, the preferred stock is convertible into 2,346,295 shares of common stock.

10. Income Taxes

  As of December 31, 1999, the Company has approximately $21,300,000 of Federal and $19,900,000 of state net operating loss carryforwards available to offset future taxable income. The federal and state net operating loss carryforwards will begin expiring in the year 2009 and 2005, respectively, if not utilized. In addition, the utilization of the state net operating loss carryforwards is subject to a $2 million annual limitation.

  Based on "change in ownership" provisions of the Tax Reform Act of 1986, net operating loss carryforwards may be subject to annual limitations that could reduce the Company's ability to utilize these carryforwards in the future.

  Significant components of the Company's deferred tax assets and liabilities as of December 31, 1998 and 1999 are shown below. Due to the uncertainty of the Company's ability to realize the benefit of the deferred tax assets, the net deferred tax assets are fully offset by a valuation allowance at December 31, 1998 and 1999. The change in the valuation allowance for 1998 and 1999 was an increase of $10,466,032 and $11,901,661, respectively.

                            ViroPharma Incorporated
                         (A Development Stage Company)
                         Notes to Financial Statements

                                                           December 31,
                                                     --------------------------
                                                         1998          1999
                                                     ------------  ------------
Deferred tax assets:
  Net operating loss carryforwards.................. $  4,182,587  $  8,483,527
  Capitalized research and development costs........   14,952,831    22,539,989
  Expenses not currently deductible.................          --            --
  Capitalized start up costs........................       11,917           --
                                                     ------------  ------------
    Total gross deferred tax assets.................   19,147,335    31,023,516
                                                     ------------  ------------
Deferred tax liability:
  Employee compensation.............................       25,480           --
                                                     ------------  ------------
    Net deferred tax assets.........................   19,121,855    31,023,516
Valuation allowance.................................  (19,121,855)  (31,023,516)
                                                     ------------  ------------
    Net deferred taxes..............................          --            --
                                                     ============  ============

11. 401(k) Profit Sharing Plan

  In 1998, the Company adopted a new 401(k) Profit Sharing Plan (the "401(k) Plan") available to all employees meeting certain eligibility criteria. The 401(k) Plan permits participants to contribute up to 15% of their compensation not to exceed the limits established by the Internal Revenue Code. All contributions made by participants vest immediately in the participant's account. The Company contributed none, $47,768, and $61,306 to the 401(k) Plan in 1997, 1998 and 1999, respectively.

12. Commitments

  In March 1998, the Company entered into a lease for laboratory and office space. The term of the lease is ten years with two five-year renewal options. The Company also has the right, under certain circumstances, to purchase the facility.

  The Company's future minimum lease payments under the aforementioned leases and a capital lease related to equipment for years subsequent to December 31, 1999 are as follows:

   Year ending                                               Operating  Capital
   December 31,                                                leases   leases
   ------------                                              ---------- -------
     2000...................................................    683,514  2,870
     2001...................................................    677,604    --
     2002...................................................    672,140    --
     2003...................................................    661,212    --
     2004...................................................    658,942    --
     Thereafter.............................................  2,050,708    --
                                                             ---------- ------
       Total minimum lease payments......................... $5,404,120 $2,870
                                                             ========== ======
   Amounts representing interest............................            $  (63)
                                                                        ------
   Present value of net minimum lease payments..............            $2,807
   Current portion..........................................            $2,807
                                                                        ------
   Long term portion........................................            $  --
                                                                        ======

  Rent expense for the years ended December 31, 1997, 1998, and 1999 aggregated $394,000, $760,000, and $851,000, respectively.

                            ViroPharma Incorporated
                         (A Development Stage Company)
                         Notes to Financial Statements


13. Subsequent Events

  The Company made a private offering of $180 million of Convertible Subordinated Notes due 2007, which closed on March 8, 2000. Net proceeds from the issuance of convertible subordinated notes were approximately $174,400,000. The notes are convertible into shares of the Company's common stock at a price of $109.15 per share, subject to certain adjustments. The notes bear interest at a rate of 6 % per annum, payable semi-annually in arrears, and can be redeemed by the Company, at certain premiums over the principal amount, at any time on or after March 6, 2003. The notes are subordinated in right of payment to all senior indebtedness of the Company. The notes may be required to be repaid on the occurance of certain fundamental changes, as defined.

                                 EXHIBIT INDEX

 Exhibit  Description
 -------- -----------
 10.24    Product Development and Commercialization Agreement dated November
          19, 1999 between Battelle Memorial Institute and ViroPharma
          Incorporated.

 10.25    Collaboration and License Agreement dated December 9, 1999 between
          American Home Products Corporation, acting through its Wyeth-Ayerst
          Laboratories Division, and ViroPharma Incorporated.

 10.26    Stock Purchase Agreement dated December 9, 1999 between American Home
          Products Corporation and ViroPharma Incorporated.

 11       Statement of Computation of Loss Per Share.

 23       Consent of KPMG LLP.

 24       Power of Attorney (included on signature page).

 27       Financial Data Schedule.