Form 10-Q
period 2000-03-31
VIROPHARMA INC
filed 2000-05-11
CIK 946840

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10-Q



            [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2000

                                      or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirement for the past 90 days: Yes  X    No ______
                                      ----

Number of shares outstanding of the issuer's Common Stock, par value $.002 per share, as of May 11, 2000: 15,183,552 shares.

                            VIROPHARMA INCORPORATED

                                     INDEX


PART I.   FINANCIAL INFORMATION

                                                                                               Page
                                                                                               ----
  Item 1.  Financial Statements:

     Balance Sheets at December 31, 1999 and March 31, 2000                                     3

     Statements of Operations for the three months ended March 31, 1999 and 2000 and
        the period from December 5, 1994 (inception) to March 31, 2000                          4


     Statements of Cash Flows for the three months ended March 31, 1999 and 2000 and
        the period from December 5, 1994 (inception)  to March 31, 2000                         5

     Notes to Financial Statements                                                              6

  Item 2.  Management's Discussion and Analysis of Financial Condition and
              Results of Operations.                                                            8

  Item 3.  Quantitative and Qualitative Disclosures About Market Risk                        11

PART II.   OTHER INFORMATION

  Item 6.  Exhibits and Reports on Form 8-K                                                  11

             Signatures                                                                        13

PART I.     FINANCIAL INFORMATION
---------------------------------
ITEM 1.      FINANCIAL STATEMENTS

                            ViroPharma Incorporated
                         (A Development Stage Company)
                                Balance Sheets
                     December 31, 1999 and March 31, 2000

                                                                                     December 31,         March 31,
                                                                                        1999                2000
                                                                                 -----------------    ----------------
                                      Assets                                           Audited            Unaudited
                                                                                 -----------------    ----------------
Current assets:
  Cash and cash equivalents                                                      $       6,984,707          24,996,793
  Short-term investments                                                                59,868,213         206,586,538
  Notes receivable from officers - current                                                  39,205              39,205
  Other current assets                                                                   1,068,764           3,931,390
                                                                                 -----------------    ----------------
        Total current assets                                                            67,960,889         235,553,926
Equipment and leasehold improvements, net                                                3,469,927           3,930,034
Restricted investment                                                                      550,000             550,000
Notes receivable from officers - noncurrent                                                 23,151              13,350
Debt Issue costs                                                                                 -           5,539,043
Other assets                                                                                81,899              81,899
                                                                                 -----------------    ----------------
        Total assets                                                             $      72,085,866         245,668,252
                                                                                 =================    ================
                            Liabilities and Stockholders' Equity
Current liabilities:
  Accounts payable                                                                       1,187,234           1,478,916
  Loans payable - current                                                                1,200,000           1,200,000
  Deferred revenue - current                                                             1,000,000           1,000,000
  Obligation under capital lease - current                                                   2,807                   -
  Accrued expenses and other current liabilities                                         5,879,589           5,899,156
                                                                                 -----------------    ----------------
        Total current liabilities                                                        9,269,630           9,578,072
Loans payable - noncurrent                                                                 525,000             475,000
Deferred revenue - noncurrent                                                            4,000,000           3,750,000
Convertible subordinated notes                                                                   -         180,000,000
                                                                                 -----------------    ----------------
                                                                                        13,794,630         193,803,072
                                                                                 -----------------    ----------------
Stockholders' equity:
  Preferred stock, par value $.001 per share.  5,000,000 shares authorized;
      Series A convertible participating preferred stock; 2,300,000 issued
      and outstanding at December 31, 1999 and March 31, 2000                                2,300               2,300

  Series A junior participating preferred stock; 200,000 shares designated;
      no shares issued and outstanding                                                           -                   -
  Common stock, par value $.002 per share. Authorized 27,000,000 shares at
   December 31, 1999 and March 31, 2000; issued and outstanding 15,066,612
   shares at December 31, 1999 and 15,156,635 shares at March 31, 2000                      30,133              30,313
  Additional paid-in capital                                                           136,259,509         136,850,074
  Deferred compensation                                                                    (44,580)             (6,391)
  Unrealized losses on available for sale securities                                       (35,126)           (320,188)
  Deficit accumulated during the development stage                                     (77,921,000)        (84,690,928)
                                                                                 -----------------    ----------------
        Total stockholders' equity                                                      58,291,236          51,865,180
                                                                                 -----------------    ----------------
Commitments
        Total liabilities and stockholders' equity                               $      72,085,866         245,668,252
                                                                                 =================    ================

See accompanying notes to financial statements.

                            ViroPharma Incorporated
                         (A Development Stage Company)

                           Statements of Operations
                                  (unaudited)
              Three months ended March 31, 1999 and 2000 and the
          period from December 5, 1994 (inception) to March 31, 2000

                                                                                                       Period from
                                                                                                    December 5, 1994
                                                           Three months ended                        (inception) to
                                                                March 31,                               March 31,
                                                      1999                     2000                        2000
                                              --------------------      ------------------         -------------------
Revenues:
  License fee and milestone revenue                              -               1,250,000                   5,250,000
  Grant revenue                                                  -                       -                     526,894
                                              --------------------      ------------------         -------------------
      Total revenues                                             -               1,250,000                   5,776,894
                                              --------------------      ------------------         -------------------
Operating expenses incurred in the
  development stage:
    Research and development                             4,860,883               6,571,733                  78,387,413
    General and administrative                           1,154,216               2,109,133                  17,568,607
                                              --------------------      ------------------         -------------------
      Total operating expenses                           6,015,099               8,680,866                  95,956,020
                                              --------------------      ------------------         -------------------
      Loss from operations                              (6,015,099)             (7,430,866)                (90,179,126)
Interest income                                            392,826               1,596,649                   6,974,295
Interest expense                                            42,354                 935,711                   1,486,097
                                              --------------------      ------------------         -------------------
      Net loss                                          (5,664,627)             (6,769,928)                (84,690,928)
                                              ====================      ==================         ===================
Preferred stock dividends                                                          181,838
                                              --------------------      ------------------
Net loss allocable to common stockholders               (5,664,627)             (6,951,766)
                                              ====================      ==================
Basic and diluted net loss per share allocable
 to common stockholders:                                     (0.49)                  (0.46)
                                              ====================      ==================
Shares used in computing basic and diluted
 net loss per share allocable to common
 stockholders:                                          11,554,993              15,112,610
                                              ====================      ==================

See accompanying notes to financial statements.

                            ViroPharma Incorporated
                         (A Development Stage Company)

                           Statements of Cash Flows
                                  (unaudited)
              Three months ended March 31, 1999 and 2000 and the
          period from December 5, 1994 (inception) to March 31, 2000

                                                                                                                    Period from
                                                                                                                  December 5, 1994
                                                                                    Three months ended             (inception) to
                                                                                          March 31,                   March 31,
                                                                                    1999             2000               2000
                                                                                ------------     ------------     ----------------
Cash flows from operating activities:
  Net loss                                                                      $ (5,664,627)      (6,769,928)         (84,690,928)
  Adjustments to reconcile net loss to net cash
  used in operating activities:
      Non-cash compensation expense                                                   88,454           38,189              826,695
      Non-cash warrant value                                                           3,984                -              153,751
      Non-cash consulting expense                                                      4,860                -               46,975
      Depreciation and amortization expense                                          125,729          242,013            1,573,117
      Changes in assets and liabilities:
        Other current assets                                                         129,698       (2,862,626)          (3,931,390)
        Notes receivable from officers                                                 9,801            9,801              (52,555)
        Other assets                                                                       -                -              (81,899)
        Accounts payable                                                           1,057,074          291,682            1,478,916
        Deferred revenue                                                                   -         (250,000)          (4,750,000)
        Accrued expenses and other current liabilities                              (818,317)          19,567            5,899,156
                                                                                ------------     ------------     ----------------
      Net cash used in operating activities                                       (5,063,344)      (9,281,302)         (74,028,162)

Cash flows from investing activities:
  Purchase of equipment                                                             (126,395)        (635,385)          (5,436,416)
  Purchase of short-term investments                                                       -     (155,832,690)        (342,018,174)
  Sales of short-term investments                                                          -                -            9,680,414
  Maturities of short-term investments                                             8,993,576        8,829,303          124,881,034
                                                                                ------------     ------------     ----------------
        Net cash (used in) provided by investing activities                        8,867,181     (147,638,772)        (212,893,142)

Cash flows from financing activities:
  Net proceeds from issuance of preferred stock                                            -                -           27,242,143
  Net proceeds from issuance of common stock                                          82,471          772,583          108,326,145
  Preferred stock cash dividends                                                           -         (181,838)            (363,538)
  Proceeds from loans payable and milestone advance                                        -                -            2,100,000
  Payment of loans payable                                                           (33,333)         (50,000)            (425,000)
  Proceeds received on notes receivable                                                    -                -                1,625
  Proceeds from notes payable                                                              -      174,394,222          175,086,722
  Payment of notes payable                                                                 -                -              (50,000)
  Obligation under capital lease                                                     (16,547)          (2,807)                   -
                                                                                ------------     ------------     ----------------
        Net cash provided by financing activities                                     32,591      174,932,160          311,918,097

Net increase in cash and cash equivalents                                          3,836,428       18,012,086           24,996,793
Cash and cash equivalents at beginning of period                                   1,076,682        6,984,707                    -
                                                                                ------------     ------------     ----------------
Cash and cash equivalents at end of period                                      $  4,913,110       24,996,793           24,996,793
                                                                                ============     ============     ================

Supplemental disclosure of noncash transactions:
  Conversion of milestone advance to loan payable                                          -                -            1,000,000
  Unrealized gains (losses) on available for sale securities                          36,786         (285,062)            (320,188)

See accompanying notes to financial statements.

                            ViroPharma Incorporated
                         (A Development Stage Company)

                         Notes to Financial Statements

                            March 31, 1999 and 2000
                                  (unaudited)

(1) Organization and Business Activities

ViroPharma Incorporated (a development stage company) (the "Company") commenced operations on December 5, 1994. The Company is a development stage pharmaceutical company engaged in the discovery and development of new antiviral medicines.

The Company is devoting substantially all of its efforts towards conducting drug discovery and development, raising capital, conducting clinical trials, pursuing regulatory approval for products under development, recruiting personnel and building infrastructure. In the course of such activities, the Company has sustained operating losses and expects such losses to continue for the foreseeable future. The Company has not generated any significant revenues or product sales and has not achieved profitable operations or positive cash flow from operations. The Company's deficit accumulated during the development stage aggregated $84,690,928 through March 31, 2000. There is no assurance that profitable operations, if ever achieved, could be sustained on a continuing basis.

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

Basis of Presentation

The information at March 31, 2000 and for the three months ended March 31, 1999 and 2000, is unaudited but includes all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary to state fairly the financial information set forth therein in accordance with generally accepted accounting principles. The interim results are not necessarily indicative of results to be expected for the full fiscal year. These financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 1999 included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission.

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

The following reconciles net loss to comprehensive loss for the three-months ended March 31, 1999 and 2000:

                                               1999         2000
                                               ----         ----

     Net loss                              $(5,664,627)  (6,769,928)

     Other comprehensive income:

          Unrealized gains (losses) on
          available for sale securities         36,786     (285,062)
                                           -----------   ----------

     Comprehensive loss                    $(5,627,841)  (7,054,990)
                                           ===========   ==========

                            ViroPharma Incorporated
                         (A Development Stage Company)

                         Notes to Financial Statements


(3) Convertible Subordinated Notes

The Company made a private offering of $180 million of convertible subordinated notes due 2007, which closed on March 8, 2000. Net proceeds from the issuance of convertible subordinated notes were approximately $174,400,000. The notes are convertible into shares of the Company's common stock at a price of $109.15 per share, subject to certain adjustments. The notes bear interest at a rate of 6% per annum, payable semi-annually in arrears, and can be redeemed by the Company, at certain premiums over the principal amount, at any time on or after March 6, 2003. The notes are subordinated in right of payment to all senior indebtedness of the Company. The notes may be required to be repaid on the occurrence of certain fundamental changes, as defined.

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

  Any or all of our forward-looking statements in this report may turn out to be wrong. They can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties. Many factors, including those mentioned in the discussion below and those described in the "Risk Factors" discussion of our annual report on Form 10-K for the year ended December 31, 1999 filed with the Securities and Exchange Commission, will be important in determining future results. Consequently, no forward-looking statement can be guaranteed. Actual future results may vary materially. We do not intend to update our forward-looking statements to reflect future events or developments.

  Since inception, the Company has devoted substantially all of its resources to its research and product development programs. ViroPharma has generated no revenues from product sales and has been dependent upon funding primarily from equity and debt financing. The Company does not expect any revenues from product sales for at least the next two years. The Company has not been profitable since inception and has incurred a cumulative net loss of $84,690,928 through March 31, 2000. Losses have resulted principally from costs incurred in research and development activities and general and administrative expenses.
The Company expects to incur additional operating losses over at least the next several years. The Company expects such losses to increase over historical levels, primarily due to expected increases in the Company's research and development expenses, further clinical trials of the Company's most advanced drug candidate, pleconaril (including any significant additional studies for approval in the European Union, if any are required), and milestone payments that may be payable under the terms of the Company's Agreement with Sanofi-Synthelabo, S.A. in respect of pleconaril. Also, the Company expects to incur expenses related to its marketing and market research activities for pleconaril, its development of a marketing and sales staff and further research and development related to its hepatitis C and RSV disease product candidates. The Company's ability to achieve profitability is dependent on developing and obtaining regulatory approvals for its product candidates, successfully commercializing such product candidates (which may include entering into collaborative agreements for product development and commercialization), and securing contract manufacturing services and distribution and logistics services.

Liquidity and Capital Resources

  The Company commenced operations in December 1994. The Company is a development stage company and to date has not generated revenues from product sales. The cash flows used in operations are primarily for research and development activities and the supporting general and administrative expenses. Through March 31, 2000, the Company has used approximately $74.0 million in operating activities. The Company invests its cash in short-term investments. Through March 31, 2000, the Company has used approximately $212.9 million in investing activities, including $207.5 million in short-term investments and $5.4 million in equipment purchases and new construction. Through March 31, 2000, the Company has financed its operations primarily through public offerings of common stock, a convertible subordinated notes offering, private placements of redeemable preferred stock, two bank loans, equipment lease lines and a milestone advance totaling approximately $312.0 million. At March 31, 2000, the Company had cash and cash equivalents and short-term investments aggregating approximately $231.6 million.

  We lease our corporate and research and development facilities under an operating lease expiring in 2008. We also have the right to expand the facility and, under certain circumstances, to purchase the facility. We have financed substantially all of our equipment under two bank loans and two master lease agreements. The first bank loan, which we entered into in February 1997, is for $600,000, is payable in equal monthly installments over 72 months and has a 9.06% interest rate. The second bank loan, which we entered into in December 1998, is for $500,000, is payable in equal monthly installments over 60 months and has a 7.25% interest rate. We have paid off one of the lease agreements and expect to pay off the second lease agreement in 2000. As of April 1, 2000, aggregate outstanding borrowings under these bank loans and lease agreements were approximately $675,000.

  Under our agreement with Sanofi-Synthelabo, we are required to make milestone payments upon the achievement of certain development milestones and, until the expiration of the last patent on pleconaril or any related drug, royalty payments on any sales in the United States and Canada of products developed under the agreement. The development milestones include regulatory submissions of New Drug Applications and regulatory approvals in various jurisdictions, however, we may not be able to achieve these milestones. Unless the agreement is earlier terminated, in September 2001 or within 60 days after we file a New Drug Application for pleconaril (whichever occurs sooner), we will be required to pay Sanofi-Synthelabo $900,000.

  We entered into an addendum to our development agreement with SELOC France in 1998. Under this addendum, SELOC France has manufactured three validation batches of pleconaril drug substance. We will pay approximately $1,000,000 during the second half of 2000 under this addendum. SELOC France is also assisting us in preparing the pleconaril drug master file and is preparing certain documentation that will be required with our New Drug Applications for pleconaril.

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

  We have incurred losses from operations since inception. We expect to incur additional operating losses over at least the next several years. We expect to incur such losses at an increasing rate over at least the next several years, primarily due to expected increases in our research and development expenses, further clinical trials and clinical development of our most advanced product candidate, pleconaril (including any significant additional studies for approval in the European Union, if any are required), and milestone payments that may be payable under the terms of our agreement with Sanofi-Synthelabo for pleconaril. Also, we expect to incur expenses for pleconaril marketing and market research activities, our development of a marketing and sales staff and building the requisite infrastructure, and further research and development related to our hepatitis C and RSV disease product candidates.

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

Results of Operations

Quarters ended March 31, 2000 and 1999

   We earned license fee and milestone revenue of $1,250,000 for the quarter ended March 31, 2000. We had no revenues for the quarter ended March 31, 1999. Research and development expenses increased to $6,571,733 for the quarter ended March 31, 2000 from $4,860,883 for the quarter ended March 31, 1999. The increase was principally due to the completion of three phase 3 clinical trials of pleconaril, initiation of phase 1 clinical trials of VP50406 for the treatment of hepatitis C and the advancement of our drug candidate for the treatment of RSV disease. General and administrative expenses increased to $2,109,133 for the quarter ended March 31, 2000 from $1,154,216 for the quarter ended March 31, 1999. The increase was principally due to an increase in employee related expenses, pre-marketing expenses related to pleconaril and business development related activities. The net loss increased to $6,769,928 for the quarter ended March 31, 2000 from $5,664,627 for the quarter ended March 31, 1999.

Recently Issued Accounting Standards

   In December 1999, the staff of the Securities and Exchange Commission issued Staff Accounting Bulleting ("SAB") No. 101, Revenue Recognition in Financial Statements ("SAB 101"). SAB 101 summarizes certain of the staff's views in applying generally accepted accounting principles to revenue recognition in financial statements, including the recognition of non-refundable fees received upon entering into arrangements. We are in the process of evaluating this SAB and the effect it will have on our financial statements and current revenue recognition policy.

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk

   Our holdings of financial instruments are comprised of a mix of U.S. corporate debt, government securities and commercial paper. All such instruments are classified as securities available for sale. Our debt security portfolio represents funds held temporarily pending use in our business and operations. We manage these funds accordingly. We seek reasonable assuredness of the safety of principal and market liquidity by investing in rated fixed income securities while at the same time seeking to achieve a favorable rate of return. Our market risk exposure consists principally of exposure to changes in interest rates. Our holdings are also exposed to the risks of changes in the credit quality of issuers. We typically invest in the shorter-end of the maturity spectrum. The principal amount and weighted average interest rate of our investment portfolio at March 31,2000 was $206,586,538 and approximately 6.3%, respectively.

                          PART II - OTHER INFORMATION
                          ---------------------------

ITEM 2.  Changes in Securities and Use of Proceeds

On March 8, 2000, we closed a private offering of $180 million convertible subordinated notes due 2007. Net proceeds from the issuance were approximately $174.4 million. The offering was made through Morgan Stanley Dean Witter and U.S. Bancorp Piper Jaffray as initial purchasers to qualified institutional investors under Rule 144A of the Securities Act of 1933, as amended (the "Securities Act"), and to a limited number of institutional accredited investors.

The notes are convertible into shares of our common stock at a price of $109.15 per share, subject to certain conditions. The notes bear interest at a rate of 6% per annum, have a 7-year term, and can be redeemed by us, at certain premiums over the principal amount, at any time after March 6, 2003. If a fundamental change occurs on or before March 1, 2007, the holders may require us to purchase all or part of the notes at a redemption price equal to 100% of the outstanding principal amount of the notes being redeemed, plus accrued and unpaid interest.

We have committed to file a shelf registration statement with the Securities and Exchange Commission covering the resale of the notes and the underlying common stock on or before May 30, 2000 and to maintain the effectiveness of the registration statement until either (i) all securities covered by the registration statement have been sold; or (ii) the expiration of the holding period applicable to the notes and the underlying common stock under Rule 144(k) under the Securities Act.

ITEM 6.  Exhibits and Reports on Form 8-K

     (a)  List of Exhibits:

          4.3 Indenture dated as of March 1, 2000 of ViroPharma Incorporated to Summit Bank as Trustee (including the form of note).

          10.27+ Purchase Agreement dated February 24, 2000 by and among ViroPharma Incorporated, Morgan Stanley & Co. Incorporated and US Bancorp Piper Jaffray Inc.

          10.28 Registration Rights Agreement dated as of March 1, 2000 by and among ViroPharma Incorporated, Morgan Stanley & Co. Incorporated and US Bancorp Piper Jaffray Inc.

          27       Financial Data Schedule

          + Portions of this exhibit were omitted and filed separately with the Securities and Exchange Commission pursuant to an application for confidential treatment.

     (b)  Reports on Form 8-K:

          We filed the following Current Reports on Form 8-K during the quarter ended March 31, 2000:

               (i) We filed a Current Report on Form 8-K dated February 16, 2000 to report, pursuant to item 5, that we intended, subject to market and other conditions, to make a private offering of $100 million of convertible subordinated notes due 2007, with an option to issue an additional $20 million in notes.

               (ii) We filed a Current Report on Form 8-K dated February 25,
                    2000 to report, pursuant to item 5, that we increased the private offering of convertible subordinated notes to $150 million, with an option to issue an additional $30 million in notes, and the conversion price and certain other terms relating to the notes.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                            VIROPHARMA INCORPORATED


Date: May 11, 2000          By: /s/ Claude H. Nash
                               ---------------------------
                               Claude H. Nash
                               President, Chief Executive Officer and
                               Chairman of the Board of Directors
                               (Principal Executive Officer)

                            By: /s/ Vincent J. Milano
                               ---------------------------
                               Vincent J. Milano
                               Vice President, Chief Financial Officer and
                               Treasurer
                               (Principal Financial and Accounting
                               Officer)

                               Exhibit Index
     ---------------------------------------

Exhibit   Description

4.3 Indenture dated as of March 1, 2000 of ViroPharma Incorporated to Summit Bank as Trustee (including the form of note).

10.27+ Purchase Agreement dated February 24, 2000 by and among ViroPharma Incorporated, Morgan Stanley & Co. Incorporated and US Bancorp Piper Jaffray Inc.

10.28 Registration Rights Agreement dated as of March 1, 2000 by and among ViroPharma Incorporated, Morgan Stanley & Co. Incorporated and US Bancorp Piper Jaffray Inc.

27        Financial Data Schedule

          + Portions of this exhibit were omitted and filed separately with the Securities and Exchange Commission pursuant to an application for confidential treatment.