Form 10-Q
period 2000-06-30
VIROPHARMA INC
filed 2000-08-07
CIK 946840

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

        [ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000

                                       or

        [ _ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days: Yes X No ______
                                       ---

Number of shares outstanding of the issuer's Common Stock, par value $.002 per share, as of August 4, 2000: 15,185,986 shares.

                            VIROPHARMA INCORPORATED

                                     INDEX

PART I.   FINANCIAL INFORMATION

                                                                                          Page
                                                                                          ----
     Item 1.  Financial Statements:

        Balance Sheets at December 31, 1999 and June 30, 2000                                3


        Statements of Operations for the three months ended June 30, 1999 and 2000, the      4
         six months ended June 30, 1999 and 2000, and the period from December 5, 1994
         (inception) to June 30, 2000


        Statements of Cash Flows for the six months ended June 30, 1999 and 2000 and the     5
         period from December 5, 1994 (inception) to June 30, 2000

        Notes to Financial Statements                                                        6

     Item 2.  Management's Discussion and Analysis of Financial Condition and                8
              Results of Operations.
     Item 3.  Quantitative and Qualitative Disclosures About Market Risk                    10

PART II.   OTHER INFORMATION

     Item 4.  Submission of Matters to Vote by Security Holders                             11

     Item 5.  Other Information                                                             11

     Item 6.  Exhibits and Reports on Form 8-K                                              11

              Signatures                                                                    13

PART I.     FINANCIAL INFORMATION
---------------------------------
ITEM 1.      FINANCIAL STATEMENTS

                            ViroPharma Incorporated
                         (A Development Stage Company)
                                 Balance Sheets
                      December 31, 1999 and June 30, 2000

                                                                                             December 31,       June 30,
                                                                                                1999              2000
                                                                                           --------------     -----------
                                              Assets                                           Audited         Unaudited
                                                                                           --------------     -----------
Current assets:
  Cash and cash equivalents                                                                $    6,984,707       2,088,016
  Short-term investments                                                                       59,868,213     223,630,647
  Notes receivable from officers - current                                                         39,205          39,205
  Due from partner                                                                                      -       1,274,585
  Other current assets                                                                          1,068,764       3,603,665
                                                                                           --------------     -----------
        Total current assets                                                                   67,960,889     230,636,118
Equipment and leasehold improvements, net                                                       3,469,927       4,195,766
Restricted investments                                                                            550,000         550,000
Notes receivable from officers - noncurrent                                                        23,151           3,549
Debt issue costs, net                                                                                   -       5,456,382
Other assets                                                                                       81,899          45,899
                                                                                           --------------     -----------
        Total assets                                                                       $   72,085,866     240,887,714
                                                                                           ==============     ===========
                               Liabilities and Stockholders' Equity
Current liabilities:
  Accounts payable                                                                              1,187,234       1,268,104
  Loans payable - current                                                                       1,200,000       1,200,000
  Deferred revenue - current                                                                    1,000,000       1,000,000
  Accrued expenses and other current liabilities                                                5,882,396       6,708,098
                                                                                           --------------     -----------
        Total current liabilities                                                               9,269,630      10,176,202
Loans payable - noncurrent                                                                        525,000         425,000
Deferred revenue - noncurrent                                                                   4,000,000       3,500,000
Convertible subordinated notes                                                                          -     180,000,000
                                                                                           --------------     -----------
                                                                                               13,794,630     194,101,202
                                                                                           --------------     -----------
Stockholders' equity:
  Preferred stock, par value $.001 per share.  5,000,000 shares authorized;
      Series A convertible participating preferred stock; 2,300,000 issued and outstanding at December 31, 1999 and June 30, 2000 (liquidation value
      $14,537,031)                                                                                  2,300           2,300

  Series A junior participating preferred stock; 200,000 shares designated;
      no shares issued and outstanding                                                                  -               -
  Common stock, par value $.002 per share. Authorized 27,000,000 shares at December 31,
      1999 and 100,000,000 shares at June 30, 2000; issued and outstanding 15,066,612
      shares at December 31, 1999 and 15,185,368 shares at June 30, 2000                           30,133          30,371
  Additional paid-in capital                                                                  136,259,509     136,677,799
  Deferred compensation                                                                           (44,580)              -
  Unrealized gains (losses) on available for sale securities                                      (35,126)        156,214
  Deficit accumulated during the development stage                                            (77,921,000)    (90,080,172)
                                                                                           --------------     -----------
        Total stockholders' equity                                                             58,291,236      46,786,512
                                                                                           --------------     -----------
Commitments
        Total liabilities and stockholders' equity                                         $   72,085,866     240,887,714
                                                                                           ==============     ===========

See accompanying notes to financial statements.

                            ViroPharma Incorporated
                         (A Development Stage Company)

                           Statements of Operations
                                  (unaudited)
                  Three months ended June 30, 1999 and 2000,
             The six months ended June 30, 1999 and 2000, and the
           period from December 5, 1994 (inception) to June 30, 2000

                                                                                                              Period from
                                                                                                           December 5, 1994
                                                      Three months ended             Six months ended       (inception) to
                                                           June 30,                      June 30,              June 30,
                                                    1999            2000           1999            2000          2000
                                                ------------     ----------     -----------   -----------------------------
Revenues:
  License fee and milestone revenue                        -        250,000               -     1,500,000         5,500,000
  Grant revenue                                            -              -               -             -           526,894
                                                ------------     ----------     -----------   -----------------------------
      Total revenues                                       -        250,000               -     1,500,000         6,026,894
                                                ------------     ----------     -----------   -----------------------------

Operating expenses incurred in the
  development stage:
    Research and development                       5,233,702      4,267,971      10,094,585    10,839,704        82,655,384
    General and administrative                     1,240,116      2,052,367       2,394,332     4,161,500        19,620,974
                                                ------------     ----------     -----------   -----------------------------
      Total operating expenses                     6,473,818      6,320,338      12,488,917    15,001,204       102,276,358
                                                ------------     ----------     -----------   -----------------------------
      Loss from operations                        (6,473,818)    (6,070,338)    (12,488,917)  (13,501,204)      (96,249,464)
Interest income                                      412,997      3,415,851         805,823     5,012,500        10,390,146
Interest expense                                      43,955      2,734,757          86,309     3,670,468         4,220,854
                                                ------------     ----------     -----------   -----------------------------
      Net loss                                    (6,104,776)    (5,389,244)    (11,769,403)  (12,159,172)      (90,080,172)
                                                ============     ==========     ===========   =============================

Beneficial conversion feature of preferred
  stock                                            4,140,000              -       4,140,000             -
Preferred stock dividends                                  -        181,838               -       363,676
                                                ------------     ----------     -----------   -----------
Net loss allocable to common stockholders        (10,244,776)    (5,571,082)    (15,909,403)  (12,522,848)
                                                ============     ==========     ===========   ===========

Basic and diluted net loss per share allocable
 to common stockholders                                (0.89)         (0.37)          (1.38)        (0.83)
                                                ============     ==========     ===========   ===========

Shares used in computing basic and diluted
 net loss per share allocable to common
 stockholders                                     11,572,195     15,179,702      11,563,641    15,146,156
                                                ============     ==========     ===========   ===========

See accompanying notes to financial statements.

                            ViroPharma Incorporated
                         (A Development Stage Company)

                           Statements of Cash Flows
                                  (unaudited)
                Six months ended June 30, 1999 and 2000 and the
           period from December 5, 1994 (inception) to June 30, 2000

                                                                                                      Period from
                                                                                                   December 5, 1994
                                                                       Six months ended             (inception) to
                                                                           June 30,                     June 30,
                                                                    1999              2000                2000
                                                               --------------    -------------     ----------------
Cash flows from operating activities:
  Net loss                                                     $ (11,769,403)     (12,159,172)         (90,080,172)
  Adjustments to reconcile net loss to net cash
  used in operating activities:
      Non-cash compensation expense                                  126,643           44,580              833,086
      Non-cash warrant value                                           7,968                -              153,751
      Non-cash consulting expense                                      4,860                -               46,975
      Depreciation and amortization expense                          258,566          671,672            2,002,775
      Changes in assets and liabilities:
        Other current assets                                         154,056       (2,534,901)          (3,603,665)
        Notes receivable from officers                                19,602           19,602              (42,754)
        Due from partner                                                   -       (1,274,585)          (1,274,585)
        Other assets                                                       -           36,000              (45,899)
        Accounts payable                                           1,663,054           80,870            1,268,104
        Deferred revenue                                                   -         (500,000)           4,500,000
        Accrued expenses and other current liabilities            (3,134,756)         828,509            6,708,098
                                                               -------------     ------------      ---------------
      Net cash used in operating activities                      (12,669,410)     (14,787,425)         (79,534,286)

Cash flows from investing activities:
  Purchase of equipment and leasehold improvements                  (435,354)      (1,128,476)          (5,929,506)
  Purchase of short-term and restricted investments              (11,272,252)    (188,217,089)        (374,402,573)
  Sales of short-term investments                                          -                -            9,680,414
  Maturities of short-term investments                            17,827,154       24,645,995          140,697,726
                                                               -------------     ------------      ---------------
        Net cash (used in) provided by investing activities        6,119,548     (164,699,570)        (229,953,939)

Cash flows from financing activities:
  Net proceeds from issuance of preferred stock                   13,760,900                -           27,242,143
  Net proceeds from issuance of common stock                          82,573          782,204          108,335,766
  Preferred stock cash dividends                                           -         (363,676)            (545,376)
  Proceeds from loans payable and milestone advance                        -                -            2,100,000
  Payment of loans payable                                           (83,333)        (100,000)            (475,000)
  Proceeds received on notes receivable                                    -                -                1,625
  Proceeds from notes payable                                              -      174,274,583          174,967,083
  Payment of notes payable                                                 -                -              (50,000)
  Obligation under capital lease                                     (27,463)          (2,807)                   -
                                                               -------------     ------------      ---------------
        Net cash provided by financing activities                 13,732,677      174,590,304          311,576,241

Net increase (decrease) in cash and cash equivalents               7,182,815       (4,896,691)           2,088,016
Cash and cash equivalents at beginning of period                   1,076,682        6,984,707                    -
                                                               -------------     ------------      ---------------
Cash and cash equivalents at end of period                     $   8,259,497        2,088,016            2,088,016
                                                               =============     ============      ===============

Supplemental disclosure of noncash transactions:
  Conversion of milestone advance to loan payable                          -                -            1,000,000
  Unrealized gains (losses) on available for sale securities         (56,563)         191,340              156,214

See accompanying notes to financial statements.

                            ViroPharma Incorporated
                         (A Development Stage Company)

                         Notes to Financial Statements

                            June 30, 1999 and 2000
                                  (unaudited)

(1) Organization and Business Activities

ViroPharma Incorporated (a development stage company) (the "Company") commenced operations on December 5, 1994. The Company is a development stage pharmaceutical company engaged in the discovery and development of new antiviral medicines.

The Company is devoting substantially all of its efforts towards conducting drug discovery and development, raising capital, conducting clinical trials, pursuing regulatory approval for products under development, recruiting personnel and building infrastructure. In the course of such activities, the Company has sustained operating losses and expects such losses to continue for the foreseeable future. The Company has not generated any significant revenues or product sales and has not achieved profitable operations or positive cash flow from operations. The Company's deficit accumulated during the development stage aggregated $90,080,172 through June 30, 2000. There is no assurance that profitable operations, if ever achieved, could be sustained on a continuing basis.

The Company plans to continue to finance its operations with a combination of stock issuances, debt issuances, license payments, payments from strategic research and development arrangements and, in the longer term, revenues from product sales. There are no assurances, however, that the Company will be successful in obtaining an adequate level of financing needed for the long-term development and commercialization of its planned products.

Basis of Presentation

The information at June 30, 2000 and for the three and six months ended June 30, 1999 and 2000, is unaudited but includes all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary to state fairly the financial information set forth therein in accordance with generally accepted accounting principles. The interim results are not necessarily indicative of results to be expected for the full fiscal year.
These financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 1999 included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission.

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

The following reconciles net loss to comprehensive loss for the quarter and six-month periods ended June 30, 1999 and 2000:

                                                            Quarter ended                   Six-month period ended
                                                              June 30,                             June 30,
                                                     1999                 2000            1999                   2000
                                                  -----------          -----------    ------------           ------------
        Net loss                                  (6,104,776)          (5,389,244)    (11,769,403)           (12,159,172)

        Other comprehensive income:
             Unrealized gains (losses) on
             available for sale securities           (93,349)             476,402         (56,563)               191,340
                                                  ----------           ----------     -----------            -----------
        Comprehensive loss                        (6,198,125)          (4,912,842)    (11,825,966)           (11,967,832)
                                                  ==========           ==========     ===========            ===========

                            ViroPharma Incorporated
                         (A Development Stage Company)

                         Notes to Financial Statements

(3) Corporate Collaboration

The Company has a collaboration with the Wyeth-Ayerst Laboratories Division of American Home Products Corporation in the area of Hepatitis C. In connection with the collaboration, both parties perform certain research and development activities and share in the costs of those activities. As of June 30, 2000, the company is due from Wyeth-Ayerst approximately $1,275,000 for research and development expenses incurred by the company on behalf of the collaboration.
The receivable is offset by a credit to research and development expenses. The amount due is arrived at using the contractual amounts for cost sharing and
certain activities.   For interim reporting periods, estimates are used to
arrive at any amounts due from or to Wyeth-Ayerst. The estimates are based on specific activities that are being performed during the respective periods. The parties will reconcile the actual research and development activities on an annual basis. Any amounts owed to either party will be paid in the early part of the subsequent calendar year.


(4) Convertible Subordinated Notes

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

(5) Employee Stock Plans

In May 2000, the stockholders of the company approved amendments to the company's employee stock option plan. The amendments include increasing the number of shares eligible to grant under the plan by 750,000 shares; and eliminating the discretion and authority of the company's board of directors to reprice outstanding stock options or grant stock options at an exercise price that is less that the fair market value at the date of grant.

Also, the stockholders of the company approved the 2000 employee stock purchase plan. A total of 300,000 shares are available under this plan. Under this plan, employees may purchase common stock through payroll deductions in semi-annual offerings at a price equal to the lower of 85% of the closing price on the applicable offering commencement date or 85% of the closing price on the applicable offering termination date.

ITEM 2.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Our disclosure and analysis in this report contains some forward-looking statements. Forward-looking statements give our current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current facts. They use words such as "anticipate," "estimate," "expect," "project," "intend," "plan," "believe," and other words and terms of similar meaning in connection with any discussion of future operating or financial performance. In particular, these include statements relating to present or anticipated scientific or regulatory progress, development of potential pharmaceutical products, future revenues, capital expenditures, research and development expenditures, future financings and collaborations, personnel, manufacturing requirements and capabilities, and other statements regarding matters that are not historical facts or statements of current condition.

     Any or all of our forward-looking statements in this report may turn out to be wrong. They can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties. Many factors, including those mentioned in the discussion below and those described in the "Risk Factors" discussion of our most recent registration statement on From S-3 filed with the Securities and Exchange Commission, will be important in determining future results. Consequently, no forward-looking statement can be guaranteed. Actual future results may vary materially. We do not intend to update our forward-looking statements to reflect future events or developments.

     Since inception, the Company has devoted substantially all of its resources to its research and product development programs. ViroPharma has generated no revenues from product sales and has been dependent upon funding primarily from equity and debt financing. The Company does not expect any revenues from product sales for at least the next two years. The Company has not been profitable since inception and has incurred a cumulative net loss of $90,080,172 through June 30, 2000. Losses have resulted principally from costs incurred in research and development activities and general and administrative expenses. The Company expects to incur additional operating losses over at least the next several years. The Company expects such losses to increase over historical levels, primarily due to expected increases in the Company's research and development expenses, further clinical trials of the Company's most advanced drug candidate, pleconaril (including any significant additional studies for approval in the European Union, if any are required), and milestone payments that may be payable under the terms of the Company's Agreement with Sanofi-Synthelabo in respect of pleconaril. Also, the Company expects to incur expenses related to its marketing and market research activities for pleconaril, its development of a marketing and sales staff and further research and development related to its hepatitis C and RSV disease product candidates. The Company's ability to achieve profitability is dependent on developing and obtaining regulatory approvals for its product candidates, successfully commercializing such product candidates (which may include entering into collaborative agreements for product development and commercialization), and securing contract manufacturing services and distribution and logistics services.

Liquidity and Capital Resources

     The Company commenced operations in December 1994. The Company is a development stage company and to date has not generated revenues from product sales. The cash flows used in operations are primarily for research and development activities and the supporting general and administrative expenses. Through June 30, 2000, the Company has used approximately $79.5 million in operating activities. The Company invests its cash in short-term investments. Through June 30, 2000, the Company has used approximately $230.0 million in investing activities, including $224.1 million in short-term investments and $5.9 million in equipment purchases and new construction. Through June 30, 2000, the Company has financed its operations primarily through public offerings of common stock, a convertible subordinated notes offering, private placements of redeemable preferred stock, two bank loans, equipment lease lines and a milestone advance totaling approximately $311.6 million. At June 30, 2000, the Company had cash and cash equivalents and short-term investments aggregating approximately $226 million.

     We lease our corporate and research and development facilities under an operating lease expiring in 2008. We also have the right to expand the facility and, under certain circumstances, to purchase the facility. We have exercised our right to expand our current facility by 22,500 square feet. We will incur no additional material capital expenditures in connection with this expansion. We expect that rent expense in future years will increase approximately $268,000 per year, commencing in late-2000. We have financed substantially all of our equipment under two bank loans and two master lease agreements. The first bank loan, which we entered into in February 1997, is for $600,000, is payable in equal monthly installments over 72 months and has a 9.06% interest rate. The second bank loan, which we entered into in December 1998, is for $500,000, is payable in equal monthly installments over 60 months and has a 7.25% interest rate. We have paid off both of the lease agreements. As of July 1, 2000, aggregate outstanding borrowings under these bank loans were approximately $625,000.

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

     We have incurred losses from operations since inception. We expect to incur additional operating losses over at least the next several years. We expect to incur such losses at an increasing rate over at least the next several years primarily due to expected increases in our research and development expenses, further clinical trials and clinical development of our most advanced product candidate, pleconaril (including any significant additional studies for approval in the European Union, if any are required), and milestone payments that may be payable under the terms of our agreement with Sanofi-Synthelabo for pleconaril. Specifically, we expect to increase spending over historical levels for at least the next nine months as we conduct two pivotal clinical trials and several supporting studies for the use of pleconaril for the treatment of viral respiratory infection. Also, we expect to incur expenses for pleconaril marketing and market research activities, our development of a marketing and sales staff and building the requisite infrastructure, and further research and development related to our hepatitis C and RSV disease product candidates. We expect to increase spending over historical levels for at least the next nine months for our hepatitis C and RSV disease product candidates in connection with an anticipated exploratory clinical trial with VP50406 for the treatment of Hepatitis C and the anticipated initiation of safety studies with VP14637 for the treatment of RSV pneumonia. We expect that our spending in the general and administrative areas to remain relatively constant over at least the next six to nine months with such spending in the first half of 2000.

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

Results of Operations

Quarters ended June 30, 2000 and 1999

     We earned license fee revenue from our collaboration with Wyeth-Ayerst in the hepatitis C area of $250,000 for the quarter ended June 30, 2000. We had no revenues for the quarter ended June 30, 1999. Research and development expenses decreased to $4,267,971 for the quarter ended June 30, 2000 from $5,233,702 for the quarter ended June 30, 1999. In the second quarter of 2000, the company was preparing to initiate two pivotal trials with pleconaril, the company's most advanced drug candidate, for the treatment of viral respiratory infection, conducting safety studies with VP50406 for hepatitis C and conducting additional preclinical studies with VP14637 for RSV disease. In the second quarter of 1999, the company was conducting two clinical trials with pleconaril and advancing both the hepatitis C and RSV disease programs. The decrease in expenses in the second quarter of 2000 was primarily due to the fact that clinical studies for pleconaril were ongoing in the second quarter of 1999, and no such studies were conducted in the same period of 2000. Also, the offsetting credit to the receivable due from Wyeth-Ayerst in connection with our hepatitis C collaboration of approximately $1,275,000 has been recorded as a credit to research and development expenses. General and administrative expenses increased to $2,052,367 for the quarter ended June 30, 2000 from $1,240,116 for the quarter ended June 30, 1999. The increase was principally due to an increase in employee related expenses and business development related activities. Interest expense and interest income increased substantially in the second quarter of 2000 compared to the second quarter of 1999. The increases are due to the investing of $180 million convertible subordinated debentures issued in March of 2000 which pay 6% interest per annum. Also, currently the weighted average interest rate that we are earning on our investments is 6.1%. The net loss decreased to $5,389,244 for the quarter ended June 30, 2000 from $6,104,776 for the quarter ended June 30, 1999.

Six-months ended June 30, 2000 and 1999

     We earned license fee and milestone revenue from our collaboration with Wyeth-Ayerst in the hepatitis C area of $1,500,000 for the six-month period ended June 30, 2000. We had no revenues for the six-month period ended June 30, 1999. Research and development expenses increased to $10,839,704 for the six-month period ended June 30, 2000 from $10,094,585 for the six-month period ended June 30, 1999. The increase was principally due to the completion of three phase 3 clinical trials of pleconaril, conduct of phase 1 clinical trials of VP50406 for the treatment of hepatitis C and the advancement of our drug candidate for the treatment of RSV disease. Also, the offsetting credit to the receivable due from Wyeth-Ayerst in connection with our hepatitis C collaboration of approximately $1,275,000 has been recorded as a credit to research and development expenses. General and administrative expenses increased to $4,161,500 for the six-month period ended June 30, 2000 from $2,394,332 for the same period of 1999. The increase was principally due to an increase in employee related expenses, pre-marketing expenses related to pleconaril and business development related activities. Interest expense and interest income increased substantially in the six-month period ended June 30, 2000 compared to the same period in 1999. The increases are due to the investing of $180 million convertible subordinated debentures issued in March of 2000 which pay 6% interest per annum. Also, currently the weighted average
interest rate that we are earning on our investments is 6.1%.   The net loss
increased to $12,159,172 for the six-month period ended June 30, 2000 from $11,769,403 for the six-month period ended June 30, 1999.

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

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

     Our holdings of financial instruments are comprised of a mix of U.S. corporate debt, government securities and commercial paper. All such instruments are classified as securities available for sale. Our debt security portfolio represents funds held temporarily pending use in our business and operations. We manage these funds accordingly. We seek reasonable assuredness of the safety of principal and market liquidity by investing in rated fixed income securities while at the same time seeking to achieve a favorable rate of return. Our market risk exposure consists principally of exposure to changes in interest rates. Our holdings are also exposed to the risks of changes in the credit quality of issuers. We typically invest in the shorter-end of the maturity spectrum. The principal amount and weighted average interest rate of our investment portfolio at June 30, 2000 was $223,630,647 and approximately 6.1%, respectively.

The Company has $180 million of convertible subordinated notes due 2007. The notes are convertible into shares of the Company's common stock at a price of $109.15 per share, subject to certain adjustments. The notes bear interest at a rate of 6 % per annum, payable semi-annually in arrears, and can be redeemed by the Company, at certain premiums over the principal amount, at any time on or after March 6, 2003.

                          PART II - OTHER INFORMATION
                          ---------------------------

ITEM 4. Submission of Matters to a Vote of Security Holders.

     On May 18, 2000, the Company held its annual stockholders meeting. In connection with the stockholders meeting, the Company solicited proxies for (1) the election of Mr. Robert Glaser and Mr. David Williams as directors of the Company, (2) to approve an amendment to the Company's Stock Option Plan, (3) to approve an amendment to the Company's Amended and Restated Certificate or Incorporation, and (4) to approve the Company's 2000 Employee Stock Purchase Plan. The record date for determining the stockholders entitled to receive notice of, and vote at, the Meeting was April 1, 2000 (the "Record Date"). The Company had 15,156,635 shares of its Common Stock outstanding as of the Record Date, of which 13,005,144 shares were represented at the stockholders meeting by
proxy.   Such shares were voted at the stockholders meeting as follows:

                                                 Number of Votes
                                                                                BROKER
                                    FOR        AGAINST    WITHHELD    ABSTAIN  NON-VOTES
Election to the Board:

     Mr. Robert Glaser          12,838,847                 165,897
     Mr. David Williams         12,294,839                 709,905

Approval of Amendment to         7,053,866      446,935              58,466    5,445,877
Stock Option Plan

Approval of Amendment           11,794,957    1,160,833              47,118        2,236
to Amended and Restated
Certificate of Incorporation

Approval of 2000 Employee        7,641,737      141,025              55,045    5,167,337
Stock Purchase Plan

ITEM 5. Other Information.

     In early August 2000, we initiated two pivotal clinical trials with pleconaril for the treatment of viral respiratory infection. We intend to focus our near-term clinical development efforts and resources for pleconaril on the viral respiratory infection disease indication. As a result of this near-term clinical focus, we do not currently intend to conduct further clinical studies of pleconaril for the treatment of viral meningitis, if at all, until at least 2001.


ITEM 6. Exhibits and Reports on Form 8-K

     (a)  List of Exhibits:

          3.1 Amended and Restated Certificate of Incorporation of the Company, as amended by a Certificate of Amendment of Amended and Restated Certificate of Incorporation dated May 18, 1999, as further amended by a Certificate of Amendment of Amended and Restated Certificate of Incorporation dated May 24, 2000.

          10.1 ViroPharma Incorporated Stock Option Plan.

          27   Financial Data Schedule.



     (b)  Reports on Form 8-K:

          We filed the following Current Reports on Form 8-K during the quarter ended June 30, 2000:

          We filed a Current Report on Form 8-K dated May 26, 2000 to report, pursuant to item 5, that the Company is pursuing additional trials for viral respiratory infection, and that the Company was considering whether to conduct an exploratory study in adult patients suffering from viral meningitis in order to better understand the disease and to determine the potential treatment benefit of pleconaril for these patients, which exploratory study could take up to two years to complete.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              VIROPHARMA INCORPORATED

Date: August 7, 2000          By:   /s/ Claude H. Nash
                                 --------------------------------------
                                 Claude H. Nash
                                 President, Chief Executive Officer and
                                 Chairman of the Board of Directors
                                 (Principal Executive Officer)

                              By:   /s/ Vincent J. Milano
                                 --------------------------------------
                                 Vincent J. Milano
                                 Vice President, Chief Financial Officer and
                                 Treasurer
                                 (Principal Financial and Accounting Officer)

                                 Exhibit Index
                                 -------------

Exhibit   Description

 3.1 Amended and Restated Certificate of Incorporation of the Company, as amended by a Certificate of Amendment of Amended and Restated Certificate of Incorporation dated May 18, 1999, as further amended by a Certificate of Amendment of Amended and Restated Certificate of Incorporation dated May 24, 2000.

 10.1     ViroPharma Incorporated Stock Option Plan.

 27       Financial Data Schedule.