Form 10-Q
period 2000-09-30
VIROPHARMA INC
filed 2000-11-13
CIK 946840

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                   FORM 10-Q


        [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

             FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

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

Number of shares outstanding of the issuer's Common Stock, par value $.002 per share, as of November 13, 2000: 15,242,979 shares.

                            VIROPHARMA INCORPORATED

                                     INDEX


PART I.   FINANCIAL INFORMATION



                                                                            Page
                                                                            ----
Item 1. Financial Statements:

   Balance Sheets at December 31, 1999 and September 30, 2000.............    3


   Statements of Operations for the three months ended September 30,
     1999 and 2000, the nine months ended September 30, 1999 and 2000, and the period from December 5, 1994 (inception) to September 30,
     2000.................................................................    4



   Statements of Cash Flows for the nine months ended September 30, 1999 and 2000 and the period from December 5, 1994 (inception) to
     September 30, 2000...................................................    5

   Notes to Financial Statements..........................................    6

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
        RESULTS OF OPERATIONS.............................................    8

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK........   10


PART II. OTHER INFORMATION................................................   11

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K..................................   11

        SIGNATURES........................................................   12

PART I.     FINANCIAL INFORMATION
---------------------------------
ITEM 1.      FINANCIAL STATEMENTS

                            VIROPHARMA INCORPORATED
                         (A Development Stage Company)
                                Balance Sheets
                   December 31, 1999 and September 30, 2000

                                                December 31,   September 30,
                                                    1999            2000
                                              ------------------------------
ASSETS                                            Audited        Unaudited
                                              ------------------------------
Current assets:
  Cash and cash equivalents                    $  6,984,707       4,623,763
  Short-term investments                         59,868,213     208,147,198
  Notes receivable from officers - current           39,205         121,696
  Due from partner                                        -       1,783,130
  Other current assets                            1,068,764       3,568,352
                                               ------------   -------------
        Total current assets                     67,960,889     218,244,139
Equipment and leasehold improvements, net         3,469,927       4,424,851
Restricted investments                              550,000         550,000
Notes receivable from officers - noncurrent          23,151         266,231
Debt issue costs, net                                     -       5,251,767
Other assets                                         81,899          45,899
                                               ------------   -------------
        Total assets                           $ 72,085,866     228,782,887
                                               ============   =============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                1,187,234       2,244,096
  Loans payable - current                         1,200,000         200,000
  Deferred revenue - current                      1,000,000       1,000,000
  Accrued expenses and other current
    liabilities                                   5,882,396       7,624,898
                                               ------------   -------------
        Total current liabilities                 9,269,630      11,068,994
Loans payable - noncurrent                          525,000         375,000
Deferred revenue - noncurrent                     4,000,000       3,250,000
Convertible subordinated notes                            -     180,000,000
                                               ------------   -------------
                                                 13,794,630     194,693,994
                                               ------------   -------------
Stockholders' equity:
  Preferred stock, par value $.001 per
    share. 5,000,000 shares authorized;
  Series A convertible participating
    preferred stock; 2,300,000 issued
    and outstanding at December 31, 1999
    and September 30, 2000 (liquidation
    value $14,537,031)                                2,300           2,300

  Series A junior participating preferred
    stock; 200,000 shares designated; no
    shares issued and outstanding                         -               -
  Common stock, par value $.002 per share.
    Authorized 27,000,000 shares at
    December 31, 1999 and 100,000,000
    shares at September 30, 2000; issued
    and outstanding 15,066,612 shares at
    December 31, 1999 and 15,242,854 shares
    at September 30, 2000                            30,133          30,386

  Additional paid-in capital                    136,259,509     137,606,797
  Deferred compensation                             (44,580)     (1,056,250)
  Unrealized gains (losses) on available
    for sale securities                             (35,126)        310,475
  Deficit accumulated during the
    development stage                           (77,921,000)   (102,804,815)
                                               ------------   -------------
        Total stockholders' equity               58,291,236      34,088,893
                                               ------------   -------------
Commitments
        Total liabilities and stockholders'
          equity                               $ 72,085,866     228,782,887
                                               ============   =============

                See accompanying notes to financial statements.

                            VIROPHARMA INCORPORATED
                         (A Development Stage Company)

                           Statements of Operations
                                  (unaudited)
                Three months ended September 30, 1999 and 2000,
          The nine months ended September 30, 1999 and 2000, and the period from December 5, 1994 (inception) to September 30, 2000

                                                                                                                 Period from
                                                                                                              December 5, 1994
                                                  Three months ended                 Nine months ended        (inception) to
                                                     September 30,                      September 30,           September 30,
                                                 1999              2000             1999             2000           2000
                                           ---------------   ---------------  ---------------  ------------------------------
Revenues:
  License fee and milestone revenue                     -           250,000                -        1,750,000      5,750,000
  Grant revenue                                         -                 -                -                -        526,894
                                           ---------------   ---------------  ---------------  ------------------------------
      Total revenues                                    -           250,000                -        1,750,000      6,276,894
                                           ---------------   ---------------  ---------------  ------------------------------

Operating expenses incurred in the
  development stage:
    Research and development                    5,945,274        12,182,802       16,039,859       23,022,506     94,838,186
    General and administrative                  1,082,466         1,959,219        3,476,798        6,120,719     21,580,193
                                           ---------------   ---------------  ---------------  ------------------------------
      Total operating expenses                  7,027,740        14,142,021       19,516,657       29,143,225    116,418,379
                                           ---------------   ---------------  ---------------  ------------------------------
      Loss from operations                     (7,027,740)      (13,892,021)     (19,516,657)     (27,393,225)  (110,141,485)
Interest income                                   183,244         3,888,521          989,067        8,901,021     14,278,667
Interest expense                                   42,580         2,721,143          128,889        6,391,611      6,941,997
                                           ---------------   ---------------  ---------------  ------------------------------
      Net loss                                 (6,887,076)      (12,724,643)     (18,656,479)     (24,883,815)  (102,804,815)
                                           ===============   ===============  ===============  ==============================

Beneficial conversion feature of
  preferred stock                                                         -        4,140,000                -
Preferred stock dividends, including
  beneficial conversion component                 752,833           181,838          752,833          545,514
                                           ---------------   ---------------  ---------------  ---------------
Net loss allocable to common
  stockholders                                 (7,639,909)      (12,906,481)     (23,549,312)     (25,429,329)
                                           ===============   ===============  ===============  ===============

Basic and diluted net loss per share
 allocable to common stockholders                   (0.66)            (0.85)           (2.04)           (1.68)
                                           ===============   ===============  ===============  ===============

Shares used in computing basic and
 diluted net loss per share allocable
 to common stockholders                        11,577,961        15,210,428       11,568,467       15,167,736
                                           ===============   ===============  ===============  ===============

                See accompanying notes to financial statements.

                            VIROPHARMA INCORPORATED
                         (A Development Stage Company)

                            Statements of Cash Flows
                                  (unaudited)
             Nine months ended September 30, 1999 and 2000 and the
         period from December 5, 1994 (inception) to September 30, 2000

                                                                                                                      Period from
                                                                                                                   December 5, 1994
                                                                                        Nine months ended           (inception) to
                                                                                          September 30,              September 30,
                                                                                      1999             2000              2000
                                                                                --------------    -------------    -----------------
Cash flows from operating activities:
  Net loss                                                                      $ (18,656,479)     (24,883,815)        (102,804,815)
  Adjustments to reconcile net loss to net cash
  used in operating activities:
      Non-cash compensation expense                                                   164,832           44,580              833,086
      Non-cash warrant value                                                           11,952                -              153,751
      Non-cash consulting expense                                                       4,860                -               46,975
      Depreciation and amortization expense                                           401,074        1,092,065            2,423,169
      Changes in assets and liabilities:
        Other current assets                                                          184,515       (2,499,588)          (3,568,352)
        Notes receivable from officers                                                 29,403         (325,570)            (387,926)
        Due from partner                                                                    -       (1,783,130)          (1,783,130)
        Other assets                                                                        -           36,000              (45,899)
        Accounts payable                                                            1,308,902        1,056,863            2,244,097
        Deferred revenue                                                                    -         (750,000)           4,250,000
        Accrued expenses and other current liabilities                             (3,496,165)       1,745,309            7,624,898
                                                                                -------------     ------------        -------------
      Net cash used in operating activities                                       (20,047,106)     (26,267,286)         (91,014,146)

Cash flows from investing activities:
  Purchase of equipment and leasehold improvements                                 (1,193,138)      (1,573,340)          (6,374,371)
  Purchase of short-term and restricted investments                               (14,896,490)    (220,303,882)        (406,489,366)
  Sales of short-term investments                                                           -                -            9,680,414
  Maturities of short-term investments                                             23,757,660       72,370,497          188,422,228
                                                                                -------------     ------------        -------------
        Net cash (used in) provided by investing activities                         7,668,032     (149,506,725)        (214,761,095)

Cash flows from financing activities:
  Net proceeds from issuance of preferred stock                                    13,310,900                -           27,242,143
  Net proceeds from issuance of common stock                                           87,046          836,805          108,390,367
  Preferred stock cash dividends                                                            -         (545,514)            (727,214)
  Proceeds from loans payable and milestone advance                                         -                -            2,100,000
  Payment of loans payable                                                           (133,333)      (1,150,000)          (1,525,000)
  Proceeds received on notes receivable                                                     -                -                1,625
  Proceeds from notes payable                                                               -      174,274,583          174,967,083
  Payment of notes payable                                                                  -                -              (50,000)
  Obligation under capital lease                                                      (38,736)          (2,807)                   -
                                                                                -------------     ------------        -------------
        Net cash provided by financing activities                                  13,225,877      173,413,067          310,399,004

Net increase (decrease) in cash and cash equivalents                                  846,803       (2,360,944)           4,623,763
Cash and cash equivalents at beginning of period                                    1,076,682        6,984,707                    -
                                                                                -------------     ------------        -------------
Cash and cash equivalents at end of period                                      $   1,923,485        4,623,763            4,623,763
                                                                                =============     ============        =============

Supplemental disclosure of noncash transactions:
  Conversion of milestone advance to loan payable                                           -                -            1,000,000
  Unrealized gains (losses) on available for sale securities                           30,749          345,601              310,475

                See accompanying notes to financial statements.

                            VIROPHARMA INCORPORATED
                         (A Development Stage Company)

                         Notes to Financial Statements

                          September 30, 1999 and 2000
                                  (unaudited)

(1) ORGANIZATION AND BUSINESS ACTIVITIES

ViroPharma Incorporated (a development stage company) (the "Company") commenced operations on December 5, 1994. The Company is a development stage pharmaceutical company engaged in the discovery and development of new antiviral medicines.

The Company is devoting substantially all of its efforts towards conducting drug discovery and development, raising capital, conducting clinical trials, pursuing regulatory approval for products under development, recruiting personnel and building infrastructure. In the course of such activities, the Company has sustained operating losses and expects such losses to continue for the foreseeable future. The Company has not generated any significant revenues or product sales and has not achieved profitable operations or positive cash flow from operations. The Company's deficit accumulated during the development stage aggregated $102,804,815 through September 30, 2000. There is no assurance that profitable operations, if ever achieved, could be sustained on a continuing basis.

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

BASIS OF PRESENTATION

The information at September 30, 2000 and for the periods ended September 30, 1999 and 2000, is unaudited but includes all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary to state fairly the financial information set forth therein in accordance with accounting principles generally accepted in the United States of America. The interim results are not necessarily indicative of results to be expected for the full fiscal year. These financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 1999 included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission.

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

The following reconciles net loss to comprehensive loss for the quarter and nine-month periods ended September 30, 1999 and 2000:



                                                      Quarter ended               Nine month period ended
                                                      September 30,                    September 30,
                                                 1999              2000             1999             2000
                                           ---------------   ---------------  ---------------  -------------
Net loss                                    (6,887,076)      (12,724,643)     (18,656,479)     (24,883,815)

Other comprehensive income:
  Unrealized gains (losses) on
    available securities                        87,312           154,260           30,749          345,601
                                            -----------      ------------     ------------     ------------
Comprehensive loss                          (6,799,764)      (12,570,383)     (18,625,730)     (24,538,214)
                                            ===========      ============     ============     ============

                            ViroPharma Incorporated
                         (A Development Stage Company)

                         Notes to Financial Statements


(3)  CORPORATE COLLABORATION

The Company has a collaboration with the Wyeth-Ayerst Laboratories Division of American Home Products Corporation in the area of Hepatitis C. In connection with the collaboration, both parties perform certain research and development activities and share in the costs of those activities. As of September 30, 2000, the company is due from Wyeth-Ayerst approximately $1,783,130 for research and development expenses incurred by the company on behalf of the collaboration. The receivable is recorded with a corresponding reduction to research and development expenses. The amount due is arrived at using the contractual amounts for cost sharing and certain activities. For interim reporting periods, estimates are used to arrive at any amounts due from or to Wyeth-Ayerst. The estimates are based on specific activities that are being performed during the respective periods. The parties will reconcile the actual research and development activities on an annual basis. Any amounts owed to either party will be paid in the early part of the subsequent calendar year.


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

(5)  EMPLOYEE STOCK PLANS

In May 2000, the stockholders of the company approved amendments to the company's employee stock option plan. The amendments include increasing the number of shares eligible to grant under the plan by 750,000 shares and eliminating the discretion and authority of the company's board of directors to reprice outstanding stock options or grant stock options at an exercise price that is less that the fair market value at the date of grant.

Also, the stockholders of the company approved the 2000 employee stock purchase plan. A total of 300,000 shares are available under this plan. Under this plan, employees may purchase common stock through payroll deductions in semi-annual offerings at a price equal to the lower of 85% of the closing price on the applicable offering commencement date or 85% of the closing price on the applicable offering termination date. This plan qualifies under section 423 of IRS code.

(6)  SUBSEQUENT EVENTS

In October 2000, the company sold an aggregate of 200,993 shares of common stock to American Home Products Corporation for aggregate proceeds of $6 million. The sales of common stock were as a result of progress made under the companies' hepatitis C virus collaboration.

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

  Any or all of our forward-looking statements in this report may turn out to be wrong. They can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties. Many factors , including those mentioned in the discussion below and those described in the "Risk Factors" discussion of our most recent registration statement on Form S-3 filed with the Securities and Exchange Commission, will be important in determining future results. Consequently, no forward-looking statement can be guaranteed. Actual future results may vary materially. We do not intend to update our forward-looking statements to reflect future events or developments.

  Since inception, the Company has devoted substantially all of its resources to its research and product development programs. ViroPharma has generated no revenues from product sales and has been dependent upon funding primarily from equity and debt financing. The Company does not expect any revenues from product sales for at least the next two years. The Company has not been profitable since inception and has incurred a cumulative net loss of $102,804,815 through September 30, 2000. Losses have resulted principally from costs incurred in research and development activities and general and administrative expenses. The Company expects to incur additional operating losses over at least the next several years. The Company expects such losses to increase over historical levels, primarily due to expected increases in the Company's research and development expenses, further clinical trials of the Company's most advanced drug candidate, pleconaril (including any significant additional studies for approval in the European Union, if any are required), and milestone payments that may be payable under the terms of the Company's Agreement with Sanofi-Synthelabo in respect of pleconaril. Also, the Company expects to incur expenses related to its marketing and market research activities for pleconaril, its development of a marketing and sales staff and further research and development related to its hepatitis C and respiratory syncytial virus (RSV) disease product candidates. The Company's ability to achieve profitability is dependent on developing and obtaining regulatory approvals for its product candidates, successfully commercializing such product candidates (which may include entering into collaborative agreements for product development and commercialization), and securing contract manufacturing services and distribution and logistics services.

LIQUIDITY AND CAPITAL RESOURCES

  The Company commenced operations in December 1994. The Company is a development stage company and to date has not generated revenues from product sales. The cash flows used in operations are primarily for research and development activities and the supporting general and administrative expenses. Through September 30, 2000, the Company has used approximately $91.0 million in operating activities. The Company invests its cash in short-term investments. Through September 30, 2000, the Company has used approximately $214.8 million in investing activities, including $208.4 million in short-term investments and $6.4 million in equipment purchases and new construction. Through September 30, 2000, the Company has financed its operations primarily through public offerings of common stock, a convertible subordinated notes offering, private placements of redeemable preferred stock, two bank loans, equipment lease lines and a milestone advance totaling approximately $310.4 million. At September 30, 2000, the Company had cash and cash equivalents and short-term investments aggregating approximately $212.8 million.

  We lease our corporate and research and development facilities under an operating lease expiring in 2008. We also have the right to expand the facility and, under certain circumstances, to purchase the facility. We have exercised our right to expand our current facility by 15,600 square feet. We expect to incur an estimated $3 million of capital expenditures in connection with this expansion. We expect that we will incur these expenses in the second half of 2001. In addition, we expect that rent expense in future years will increase approximately $200,000 per year, commencing in early 2002. We have financed substantially all of our equipment under two bank loans and two master lease agreements. The first bank loan, which we entered into in February 1997, is for $600,000, is payable in equal monthly installments over 72 months and has a 9.06% interest rate. The second bank loan, which we entered into in December 1998, is for $500,000, is payable in equal monthly installments over 60 months and has a 7.25% interest rate. In addition, the company paid off a $1 million loan to Boehringer Ingelheim in August 2000. We have paid off both of the lease agreements. As of October 1, 2000, aggregate outstanding borrowings under these bank loans were approximately $575,000.

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

  We entered into an addendum to our development agreement with SELOC France in 1998. Under this addendum, SELOC France has manufactured three validation batches of pleconaril drug substance. We will pay approximately $1,000,000 between the fourth quarter of 2000 and the first quarter of 2001 under this addendum. SELOC France is also assisting us in preparing the pleconaril drug master file and is preparing certain documentation that will be required with our New Drug Applications for pleconaril.

  We have incurred losses from operations since inception. We expect to incur additional operating losses over at least the next several years. We expect to incur such losses at an increasing rate over at least the next several years primarily due to expected increases in our research and development expenses, further clinical trials and clinical development of our most advanced product candidate, pleconaril (including any significant additional studies for approval in the European Union, if any are required), and milestone payments that may be payable under the terms of our agreement with Sanofi-Synthelabo for pleconaril. Specifically, we expect to increase spending over historical levels for at least the next six months as we conduct two pivotal clinical trials and several supporting studies for the use of pleconaril for the treatment of viral respiratory infection. Also, we expect to incur expenses for pleconaril marketing and market research activities, our development of a marketing and sales staff and building the requisite infrastructure, and further research and development related to our hepatitis C and RSV disease product candidates. We expect to increase spending over historical levels for at least the next six months for our hepatitis C and RSV disease product candidates in connection with an anticipated exploratory clinical trial with VP50406 for the treatment of Hepatitis C and the safety studies with VP14637 for the treatment of RSV disease. We expect that our spending in the general and administrative areas to remain relatively constant over at least the next six months with such spending in the first nine months of 2000.

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

RESULTS OF OPERATIONS

Quarters ended September 30, 2000 and 1999

We earned license fee revenue from our hepatitis C collaboration with Wyeth-Ayerst Laboratories Division of American Home Products Corporation of $250,000 for the quarter ended September 30, 2000. We had no revenues for the quarter ended September 30, 1999. Research and development expenses increased to $12,182,802 for the quarter ended September 30, 2000 from $5,945,274 for the quarter ended September 30, 1999. The increase in expenses in the third quarter of 2000 was due primarily to the initiation of two large phase 3 trials with pleconaril, the company's most advanced drug candidate, for the treatment of viral respiratory infection and additional preclinical studies with VP14637 for the treatment of RSV disease. In addition, the company was preparing for patient studies with VP50406 for the treatment of hepatitis C expected to start by year-end and conducting substantial discovery research activities on additional product candidates for both hepatitis C and RSV diseases. In the third quarter of 1999, the company was conducting two smaller clinical trials with pleconaril and advancing both the hepatitis C and RSV disease programs. Also, the offsetting credit related to the increased receivable due from Wyeth-Ayerst in connection with our hepatitis C collaboration of approximately $508,000 has been recorded as a reduction to research and development expenses. General and administrative expenses increased to $1,959,219 for the quarter ended September 30, 2000 from $1,082,466 for the quarter ended September 30, 1999. The increase was principally due to an increase in employee related expenses and business development related activities. Interest expense and interest income increased substantially in the third quarter of 2000 compared to the third quarter of 1999. The increases are due to the investing of $180 million convertible subordinated debentures issued in March of 2000 which pay 6% interest per annum. Currently the weighted average interest rate that we are earning on our investments is 6.1%. The net loss increased to $12,724,643 for the quarter ended September 30, 2000 from $6,887,076 for the quarter ended September 30, 1999.

Nine-months ended September 30, 2000 and 1999

   We earned license fee and milestone revenue from our hepatitis C collaboration with Wyeth-Ayerst of $1,750,000 for the nine-month period ended September 30, 2000. We had no revenues for the nine-month period ended September 30, 1999. Research and development expenses increased to $23,022,506 for the nine-month period ended September 30, 2000 from $16,039,859 for the nine-month period ended September 30, 1999. The increase was principally due to the completion of three phase 3 clinical trials of pleconaril, conduct of phase 1 clinical trials of VP50406 for the treatment of hepatitis C and the advancement of our drug candidate for the treatment of RSV disease. Also, the offsetting credit to the receivable due from Wyeth-Ayerst in connection with our hepatitis C collaboration of $1,783,130 has been recorded as a credit to research and development expenses. General and administrative expenses increased to $6,120,719 for the nine-month period ended September 30, 2000 from $3,476,798 for the same period of 1999. The increase was principally due to an increase in employee related expenses, pre-marketing expenses related to pleconaril and business development related activities. Interest expense and interest income increased substantially in the nine-month period ended June 30, 2000 compared to the same period in 1999. The increases are due to the investing of $180 million convertible subordinated debentures issued in March of 2000 which pay 6% interest per annum. Currently the weighted average interest rate that we are earning on our investments is 6.1%. The net loss increased to $24,883,815 for the nine-month period ended September 30, 2000 from $18,656,479 for the nine-month period ended September 30, 1999.

RECENTLY ISSUED ACCOUNTING STANDARDS

   In December 1999, the staff of the Securities and Exchange Commission issued Staff Accounting Bulleting ("SAB") No. 101, Revenue Recognition in Financial Statements ("SAB 101"). SAB 101 summarizes certain of the staff's views in applying accounting principles generally accepted in the United States of America to revenue recognition in financial statements, including the recognition of non-refundable fees received upon entering into arrangements. We are in the process of evaluating this SAB and the effect it will have on our financial statements and current revenue recognition policy.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   Our holdings of financial instruments are comprised of a mix of U.S. corporate debt, government securities and commercial paper. All such instruments are classified as securities available for sale. Our debt security portfolio represents funds held temporarily pending use in our business and operations. We manage these funds accordingly. We seek reasonable assuredness of the safety of principal and market liquidity by investing in rated fixed income securities while at the same time seeking to achieve a favorable rate of return. Our market risk exposure consists principally of exposure to changes in interest rates. Our holdings are also exposed to the risks of changes in the credit quality of issuers. We typically invest in the shorter-end of the maturity spectrum. The principal amount and weighted average interest rate of our investment portfolio at September 30, 2000 was $208,147,198 and approximately 6.1%, respectively.

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


                    PART II - OTHER INFORMATION
                    ----------------------------


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  List of Exhibits:

          10.30 Restricted Stock Agreement dated August 21, 2000 between ViroPharma Incorporated and Michel de Rosen.

          10.31 Severance Agreement dated August 21, 2000 between ViroPharma Incorporated and Michel de Rosen.

          10.32  Promissory Note of Michel de Rosen dated August 21, 2000.

          10.33 Severance Agreement dated August 21, 2000 between ViroPharma Incorporated and Claude Nash.

          27     Financial Data Schedule.



     (b)  Reports on Form 8-K:

          We filed the following Current Reports on Form 8-K during the quarter ended September 30, 2000:

          We filed a Current Report on Form 8-K dated July 6, 2000 to report, pursuant to item 5, that Dennis Purcell was appointed to the Company's board of directors as a Class III director to serve until the 2002 annual meeting of shareholders and that Mr. Purcell will also serve on the audit committee.

          We filed a Current Report on Form 8-K dated July 27, 2000 to report, pursuant to item 5, the Company's financial results for the second quarter ended June 30, 2000.

          We filed a Current Report on Form 8-K dated August 21, 2000 to report, pursuant to item 5, that the Securities and Exchange Commission declared the Company's Registration Statement on Form S-3 (File No. 333-37960) effective, registering the resale of its 6% Subordinated Convertible Notes due March 1, 2007 and of shares of its common stock issuable upon conversion thereof by certain holders of the Notes, pursuant to the Registration Rights Agreement that ViroPharma entered into when the Notes were issued.

          We filed a Current Report on Form 8-K dated August 22, 2000 to report, pursuant to item 5, the appointment of Michel de Rosen as president and chief executive officer of the Company.

          We filed a Current Report on Form 8-K dated August 30, 2000 to report, pursuant to item 5, the appointment of Ellen C. Cooper, M.D. as vice president, clinical and regulatory affairs.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    VIROPHARMA INCORPORATED


Date: November 13, 2000             By: /s/  Michel de Rosen
                                        ----------------------------------
                                        Michel de Rosen
                                        President and  Chief Executive Officer
                                        (Principal Executive Officer)


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

                                 EXHIBIT INDEX
                                 -------------

Exhibit      Description

10.30 Restricted Stock Agreement dated August 21, 2000 between ViroPharma Incorporated and Michel de Rosen.

10.31 Severance Agreement dated August 21, 2000 between ViroPharma Incorporated and Michel de Rosen.

10.32     Promissory Note of Michel de Rosen dated August 21, 2000.

10.33 Severance Agreement dated August 21, 2000 between ViroPharma Incorporated and Claude Nash.


27        Financial Data Schedule.