Form 10-K
period 2000-12-31
VIROPHARMA INC
filed 2001-03-28
CIK 946840

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

  For the fiscal year ended December 31, 2000

                                      OR

  [_]        Transition report pursuant to section 13 or 15(d) of
                      the Securities Exchange Act of 1934

  For the transition period from      to

  Commission File Number: 0-21699

                            VIROPHARMA INCORPORATED
            (Exact name of registrant as specified in our charter)

              Delaware                            94-2347624
   (State or other jurisdiction       (I.R.S. Employer Identification No.)
  of incorporation or organization)

                         405 Eagleview Boulevard       19341
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

                         Common Stock, par value $.002

                  6% Convertible Subordinated Notes due 2007

                               ----------------

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days: YES [X] NO [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

  The approximate aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $372,289,871 as of March 1, 2001, based upon the closing sale price per share of the Common Stock as quoted on the Nasdaq National Market. This amount excludes 3,244,390 shares of the registrant's voting stock held by directors, officers and stockholders with representatives on the board of directors whose ownership exceeds ten percent of the registrant's Common Stock outstanding at March 1, 2001. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant, or that such person is controlled by or under common control with the registrant.

  The number of shares of the registrant's Common Stock outstanding as of March 1, 2001 was 16,210,474.

                      DOCUMENTS INCORPORATED BY REFERENCE

  As stated in Part III of this Annual Report on Form 10-K, portions of the registrant's definitive proxy statement for the registrant's 2001 Annual Meeting of Stockholders to be held on June 11, 2001 are incorporated by reference in Part III of this Annual Report on Form 10-K.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                            VIROPHARMA INCORPORATED

                            FORM 10-K ANNUAL REPORT
                    For Fiscal Year Ended December 31, 2000

                               TABLE OF CONTENTS

                                                                           Page
                                                                           ----
 PART I

 Item 1.  Business                                                           1
 Item 2.  Properties                                                        24
 Item 3.  Legal Proceedings                                                 24
 Item 4.  Submission of Matters to a Vote of Security Holders               24

 PART II

          Market for the Registrant's Common Equity and Related
 Item 5.  Stockholder Matters                                               27
 Item 6.  Selected Financial Data                                           28
          Management's Discussion and Analysis of Financial Condition
 Item 7.  and Results of Operations                                         29
 Item 7A. Quantitative and Qualitative Disclosures about Market Risk        32
 Item 8.  Financial Statements and Supplementary Data                       32
          Changes in and Disagreements with Accountants on Accounting
 Item 9.  and Financial Disclosure                                          32

 PART III

 Item 10. Directors and Executive Officers of the Registrant                33
 Item 11. Executive Compensation                                            33
 Item 12. Security Ownership of Certain Beneficial Owners and Management    33
 Item 13. Certain Relationships and Related Transactions                    33

 PART IV

          Exhibits, Financial Statement Schedules, and Reports on Form
 Item 14. 8-K                                                               34

 Index to Financial Statements and Schedules                               F-1

  "ViroPharma", "ViroPharma" plus the design and "Picovir" are trademarks and service marks of ViroPharma. We have obtained trademark registration in the United States for the marks in connection with certain services. We have pending applications to register the trademarks and service marks, in the United States and in various countries throughout the world. All other brand names or trademarks appearing in this Annual Report on Form 10-K are the property of others.

                                    PART I

                                   Business

ITEM 1. BUSINESS

  We are a pharmaceutical company dedicated to the commercialization, development and discovery of new antiviral medicines. We have focused our current product development and discovery activities on a number of ribonucleic acid, or RNA, virus diseases, including:

    . viral respiratory infection, or VRI, often referred to as the common cold;

    . hepatitis C; and

    . respiratory syncytial virus disease, or RSV disease.

  In March 2001, we announced the preliminary analysis of data from our two pivotal clinical studies of Picovir(TM) (pleconaril) in adult patients suffering from viral respiratory infection (VRI) due to picornaviruses. In April 2000, we reported our preliminary analysis of data from three Phase III clinical studies of pleconaril, one in VRI in adults and one each in viral meningitis in adults and children.

  We commenced a Phase II clinical program with our hepatitis C product candidate in collaboration with American Home Products Corporation in November 2000, and a Phase I clinical program with our RSV product candidate in October 2000. We have additional proprietary compounds in research for the treatment of hepatitis C and RSV disease.

  We believe that our antiviral drug discovery and development technologies and expertise have potential applicability to a broad range of diseases caused by RNA viruses. RNA viruses are responsible for the majority of human viral diseases, causing illnesses ranging from acute and chronic ailments to fatal infections.

  We were incorporated in Delaware in September 1994 and commenced operations in December 1994. Our executive offices and research facility are located at 405 Eagleview Boulevard, Exton, PA 19341, our telephone number is 610-458-7300 and our website is at www.viropharma.com.

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

  DNA viruses cause diseases such as herpes, hepatitis B and papillomas (warts). The retrovirus HIV, or human immunodeficiency virus, causes AIDS. RNA viruses, however, are responsible for the majority of human viral diseases, causing a multitude of illnesses ranging from acute and chronic ailments to fatal infections. The following is a list of selected diseases caused by RNA viruses:

-------------------------------------------------------------------------------
                              RNA Virus Diseases

  Bronchiolitis                 Hemorrhagic conjunctivitis   RSV disease
  Bronchitis                    Hemorrhagic fevers           Rubella
  Dengue fever                  Hepatitis A, D and E         Tick fevers
  Diarrhea diseases             Hepatitis C                  Viral meningitis
  Ebola fever                   Influenza                    Viral pharyngitis
  Encephalitis                  Measles                      Viral respiratory infection
  Hand-foot-and-mouth disease   Myocarditis                  Yellow fever
  Hantavirus pulmonary
   syndrome                     Neonatal enteroviral disease
  Otitis media                  Rabies

 We have focused our current product development and discovery activities on the italicized diseases.

-------------------------------------------------------------------------------

Product Pipeline

  We are focusing our current product discovery and development activities on a number of RNA virus diseases affecting children and adults, including VRI, hepatitis C and RSV disease. The following chart sets forth these target disease indications and the status of our product candidates:

-------------------------------------------------------------------------------

Disease Indication           Product Candidate                         Development Status
-------------------------------------------------------------------------------------------------------------
Viral respiratory infec-  Picovir(TM) (pleconaril)
 tion                                              Two Phase III trials in adults completed
                                                   One Phase II safety study in pediatrics ongoing
                                                   One Phase II family prophylaxis study ongoing
                                                   Initial Phase III trial in adults completed
                                                   Two Phase II trials in adolescents/adults completed
                                                   Phase II trial in adolescents/adults with asthma completed
                                                   Phase II challenge study completed
High risk picornavirus    Picovir(TM)
 diseases                                          Open label compassionate use ongoing
Hepatitis C               VP 50406                 Phase II trials ongoing
RSV disease               VP 14637                 Phase I trials ongoing

-------------------------------------------------------------------------------

Picovir(TM) (pleconaril)

  We currently are developing our most advanced product candidate, Picovir(TM) (pleconaril), for the treatment of common diseases caused by picornaviruses. Picornaviruses are a large, very prevalent group of RNA viruses that are responsible for a significant portion of human disease caused by RNA viruses. Picornaviruses, particularly enteroviruses and rhinoviruses, are the predominant cause of VRI, myocarditis, encephalitis, viral meningitis, and neonatal enteroviral disease, as well as viral exacerbations of underlying conditions in individuals with asthma and chronic obstructive pulmonary disease. Immunocompromised patients, including transplant patients, also are extremely susceptible to severe disease caused by picornavirus infections.

  Picovir(TM) is a proprietary, orally-administered small molecule inhibitor of picornaviruses that was discovered by scientists who founded or are currently with ViroPharma. In preclinical studies, Picovir(TM) has been demonstrated to inhibit picornavirus replication in vitro by a novel, virus-specific mode of action. Picovir(TM) works by inhibiting the function of the viral protein coat, also known as the viral capsid, which is essential for virus infectivity and transmission. Preclinical studies have shown that Picovir(TM) integrates within the picornavirus capsid at a specific site that is common to a majority of picornaviruses and disrupts several stages of the virus infection cycle.

  We have developed liquid, solid, suspension and intranasal formulations of Picovir(TM). The solid formulation was used in our recently completed pivotal studies of Picovir(TM) for the treatment of VRI in adults. The suspension formulation is being used in our VRI trials for children. The liquid formulation is being used in our compassionate use program.

Viral Respiratory Infection.

  In March 2001, we announced the preliminary analysis of data from our two pivotal clinical studies of Picovir(TM) (pleconaril) in adult patients suffering from VRI due to picornaviruses. Symptoms of VRI include nasal discharge (rhinorrhea), nasal obstruction and congestion, sneezing, sore or "scratchy" throat, cough and shortness of breath. In these studies:

    . patients were randomized to receive 400 mg of pleconaril or placebo three times daily for five days;

    . in the combined enrollment of 2,096 patients, 65% of patients had a VRI caused by a picornavirus, the leading cause of the common cold;

    . the primary endpoint in these studies was time to complete resolution of rhinorrhea and reduction in all other evaluated disease symptoms to absent or mild for 48 hours; and

    . the primary analysis population in these studies was patients with a VRI caused by a picornavirus, as determined by research assays based on PCR (polymerase chain reaction) technology.

  The results from our preliminary analysis of data from these studies were as follows:

    . In the primary analysis population in both studies picornavirus-infected patients treated with pleconaril experienced a statistically significant reduction in the primary endpoint when compared to placebo (6.2 days versus 7.7 days, p = 0.001; and 6.6 days versus 7.2 days, p = 0.037, respectively).

    . In all randomized patients in both studies, pleconaril treated patients experienced a reduction in the primary endpoint when compared to placebo. In one study, the reduction was statistically significant (6.2 days versus 7.1 days, p = 0.015; and 6.4 days versus
      6.9 days, p = 0.201, respectively).

    . In a combined analysis of both studies, picornavirus-infected and all randomized patients treated with pleconaril experienced statistically significant reductions in the primary endpoint when compared to placebo (for picornavirus-infected patients: 6.3 days versus 7.3 days, p = <0.001; for all randomized patients: 6.3 days versus 7.0 days, p = 0.009).

    . Pleconaril-treated patients in the primary analysis population experienced clinically meaningful and statistically significant reductions in several secondary endpoints, including a reduction in viral shedding early in the treatment period, a decrease in symptom severity and a reduction in the time to a patient's assessment of having "no cold."

  We also are conducting a Phase II safety study with pleconaril in the pediatric population, and a Phase II family prophylaxis study. Currently, there are no antiviral pharmaceuticals for the treatment of VRI.

  In April 2000, we reported our preliminary analysis of data from our initial Phase III clinical trial for pleconaril for the treatment of VRI.
Specifically, we reported that:

    . the time to resolution of illness, as measured by the primary endpoint (absence of runny nose and reduction of other symptoms), was reduced from 9.4 days to 7.7 days (p = 0.07) in picornavirus-infected patients receiving pleconaril compared to placebo-treated patients;

    . a greater treatment benefit was seen in picornavirus-infected patients receiving pleconaril who did not take concomitant cold medications, where illness duration was reduced from 9.0 days to 6.75 days (p = 0.033);

    . objective assessments of VRI illness in all picornavirus-infected patients, such as mucus production as measured by facial tissue use (p = 0.03) and sleep disturbance (p = 0.029), were substantially reduced;

    . reductions in cold medication use, middle ear pressure and virus shedding were also seen in these patients; and

    . in all randomized patients, generally less pronounced treatment benefits were seen in this study.

Viral Meningitis.

  In April 2000, we reported our preliminary analysis of data from two separate Phase III clinical trials for viral meningitis, the first in adolescents and adults and the second in pediatric patients. In both studies, time to complete resolution of headache was the primary endpoint.
Specifically, we reported that:

    . in the adult study, a significant effect of pleconaril was not observed in the primary endpoint for all randomized patients with confirmed picornavirus infection;

    . in adult patients with the most severe disease, the time to complete resolution of headache, the primary endpoint in the study, was reduced by 3 days (10 days in the placebo group to 7 days in the pleconaril-treated group, p = 0.039);

    . the time to return to work or school also was reduced by 3 days in these patients (10 days in the placebo group to 7 days in the pleconaril-treated group, p = 0.015); and

    . in the pediatric study, we reported that the duration of illness observed was considerably shorter than noted in the previous study of this patient group. Many children showed resolution of headache symptoms following lumbar puncture on study day one. As a result, a significant effect of pleconaril was not observed.

  We intend to focus our near-term clinical development efforts and resources for pleconaril on the viral respiratory infection disease indication. As a result of this near-term clinical focus, we do not currently intend to conduct further clinical studies of pleconaril for the treatment of viral meningitis.

High Risk Patients.

  Since August 1996, we have made Picovir(TM) (pleconaril) available on an open label basis for patients with life-threatening or seriously disabling diseases caused by picornaviruses. As of January 1, 2001, a total of 269 patients have been treated for a variety of life-threatening illnesses, including chronic meningoencephalitis in patients with immune deficiency, myocarditis, neonatal enteroviral disease, poliomyelitis syndromes, enterovirus infections after bone marrow transplantation, rhinovirus pneumonia, encephalitis, post-polio syndrome, chronic fatigue, enteroviral infection in patients with immune deficiency and enteroviral gastroenteritis in patients with immune deficiency. Many of these high risk patients receiving a short course of Picovir(TM) treatment have experienced a sustained clinical benefit and clearance of the virus. Although data from the compassionate use of Picovir(TM) in these patients will be included in our New Drug Application for VRI, these data are typically not sufficient to support an independent label indication.

Hepatitis C

  In November 2000, we commenced Phase II clinical studies on product candidate VP50406 for the treatment of hepatitis C due to the hepatitis C virus, commonly known as HCV. VP50406 is a proprietary, orally bioavailable small molecule that has been demonstrated to inhibit RNA replication of HCV in vitro. This compound is the lead compound in a chemical series discovered and developed by ViroPharma. We are conducting these Phase II studies as part of our collaboration with American Home Products Corporation under a collaboration and license agreement that we entered into with American Home Products Corporation in December 1999. As part of that collaboration, we also are continuing with the development of several additional potent, selective and chemically distinct compounds that inhibit several key HCV-encoded activities that are essential to viral RNA replication.

  HCV is recognized as a major cause of chronic hepatitis worldwide. Approximately 85% of persons infected with HCV develop chronic hepatitis, of which 20% progress to liver cirrhosis. Chronic HCV infection can also lead to the development of hepatocellular carcinoma and liver failure.

RSV Diseases

  In October 2000, we initiated Phase I clinical trials with product candidate VP14637 for the treatment of disease caused by respiratory syncytial virus, or RSV. These initial trails are designed to evaluate the safety and pharmacokinetic profile of the compound in healthy human volunteers. VP14637 is a proprietary, small molecule that has been demonstrated to inhibit RSV replication in vitro. This compound is the lead compound in a chemical series discovered and developed by ViroPharma. We also are continuing discovery and development activities of additional compounds that have selective activity against RSV.

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

The ViroPharma Approach

  While the RNA uncoating and replication process is common among all RNA viruses, the detailed molecular and biochemical mechanisms involved currently are not fully understood. However, we have used our experience in RNA virology, RNA virus uncoating and RNA replication, along with recent advances in biological, molecular and informatics technologies, to gain an understanding of several aspects of the RNA virus uncoating and replication process. ViroPharma scientists have elucidated fundamental processes involved in virus uncoating and have used this knowledge to design compounds to inhibit these processes. These scientists have also succeeded in discovering essential virus enzyme activities that are critical to RNA replication. They have further characterized RNA virus replication activities and have used the resulting information to develop novel drug screening assays. Our assays are optimized for high sensitivity and specificity and are validated for reproducibility. These assays are automated using state-of-the-art robotics technologies to facilitate the high throughput screening of large chemical libraries. Using our novel assays, we have discovered proprietary small molecule compounds that inhibit the targeted virus-specific activities.

  Once active compounds are identified, we advance such compounds to clinical product candidates through a process of chemical optimization. This process involves the rapid generation of an expanded chemical analog series based on the initial active compounds and utilizes an array of technologies including computer-assisted pharmacophore modeling and drug design techniques, two-dimensional and three-dimensional structure and substructure chemical database searches and conventional medicinal chemistry, combinatorial chemistry and automated high capacity chemical synthetic methods. We then evaluate analog series in various biochemical and biological assays that assess compound selectivity, potency, bioavailability and safety. Importantly, we chemically optimize active compounds for these four key parameters in parallel, not sequentially. We believe that our combination of chemical and biological technologies and our parallel compound optimization process allows us to accelerate product discovery and development. The generation of large numbers of specific chemical analogs by our scientists also enables us to rapidly expand our valuable chemical library in a manner that is biased toward inhibitors of enzymes and activities essential to RNA virus replication. We believe that this library provides a significant advantage in our efforts to discover novel inhibitors for additional RNA virus diseases.

Manufacturing

  We currently do not have commercial manufacturing capabilities, and do not intend to develop such capabilities for any product in the near future. Our commercialization plans are to rely on the infrastructure of third parties for the manufacture and distribution of Picovir(TM) (pleconaril) and our other product candidates.

  Picovir(TM) drug substance is prepared from readily available materials using reliable processes. Both Picovir(TM) and the technology used to manufacture it are proprietary and covered by the patents and patent applications licensed to us by Sanofi-Synthelabo. We have entered into agreements with PCAS for process development and to manufacture supplies of bulk Picovir(TM) used in our clinical trials to date. We also entered into an agreement with an alternative supplier to manufacture pilot batches of Picovir(TM). We believe that the terms of each of these agreements are comparable to the terms of similar agreements for similar products entered into by third parties.

  Under development agreements with Patheon, Inc., we have developed liquid, solid, suspension and intranasal formulations of Picovir(TM). The tablet formulation was used in our recently completed Phase III studies of Picovir(TM) for treatment of VRI in adults. We are using a suspension formulation in our pediatric trials of Picovir(TM) and a liquid formulation in our compassionate use program. We anticipate that our current supply of Picovir(TM) drug substance and drug product, together with the bulk drug substance and drug product that we will receive from our suppliers, will be sufficient to complete our formulation development activities and our ongoing clinical trials.

  We currently are negotiating commercial supply agreements for Picovir(TM) drug substance with primary and alternative bulk drug manufacturers, with micronizers and with final product manufacturers that we have identified to date. It is not yet clear what the final terms of these agreements will be, although we expect that they will be comparable to the terms of similar agreements for similar products entered into by third parties. There can be no assurance that we will be successful in entering into commercial supply agreements for Picovir(TM) drug substance and products, or that any such manufacturing arrangements will be available on terms acceptable to us.

  We require in our manufacturing and processing agreements that all third-party contract manufacturers and processors produce Picovir(TM) drug substance and product in accordance with the FDA's current Good

Manufacturing Practices. We maintain confidentiality agreements with potential and existing manufacturers in order to protect our proprietary rights related to Picovir(TM).

  For the preparation of compounds other than Picovir(TM) for preclinical research and for the manufacture of limited quantities of drug substances for clinical development, we use both in-house capabilities, and contract with third-party manufacturers. We intend to rely solely on third-party manufacturers to manufacture larger quantities of drug substance for clinical development and to manufacture final drug products for both clinical development and commercial sale.

Marketing and Sales

  Under our agreement with Sanofi-Synthelabo, we have the exclusive right to market and sell Picovir(TM) for all picornavirus indications in the United States and Canada. We are continuing our market research on the multiple disease indications for which we are developing Picovir(TM). Our marketing plans include a focus on medical education, including the use of thought leaders in peer-to-peer presentations at appropriate medical meetings. In addition, we have an extensive medical and scientific publications plan in place.

  We currently do not have a sales staff. To penetrate the VRI marketplace, we intend to identify a strategic partner to help us market Picovir(TM) for the treatment of VRI to the primary care marketplace. We expect to hire an internal sales force to assist a strategic partner in marketing Picovir(TM). The success and commercialization of our other potential products will be dependent, in part, upon our ability to enter into additional collaborative agreements for other potential products. There can be no assurance that we will be successful in developing a sales force, entering into collaborative arrangements, penetrating the markets for any proposed products or achieving market acceptance of our products. There can be no assurance that any such marketing arrangements will be available on terms acceptable to us, if at all, that such third parties would perform adequately their obligations as expected, or that any revenue would be derived from such arrangements.

Strategic Relationships

Sanofi-Synthelabo

  Picovir(TM) was discovered by scientists at Sterling Winthrop, Inc., now Sanofi-Synthelabo, several of whom are now ViroPharma employees. In our agreement with Sanofi-Synthelabo, originally entered into in December 1995 and amended and restated in February 2001, we received exclusive rights under patents owned by Sanofi-Synthelabo to develop and market all products relating to Picovir(TM) and related compounds for use in picornavirus disease indications in the United States and Canada, as well as a right of first refusal for any other indications in the United States and Canada. Our rights include rights to use all of Sanofi-Synthelabo's patents, know-how and trademarks relating to Picovir(TM) for those indications in the United States and Canada, as well as rights to a series of patents and patent applications covering compounds that are either related to Picovir(TM) or that have other antiviral activity. Picovir(TM), which is currently in clinical trials, is covered by one of the licensed United States patents, which expires in 2012, and one of the licensed Canadian patent applications. We will be dependent on Sanofi-Synthelabo to prosecute and maintain certain of these patents and patent applications and may be dependent on Sanofi-Synthelabo to protect such patent rights. We have the right to sublicense our rights under the agreement, which under certain circumstances requires Sanofi-Synthelabo's consent, such consent not to be unreasonably withheld.

  Under our agreement with Sanofi-Synthelabo, until the expiration or termination of the agreement, we must make royalty payments on any sales of products developed under the agreement in the United States and Canada, which royalty payments will be reduced upon the expiration of the last patent on Picovir(TM) or any related drug. We are entitled to royalties from Sanofi-Synthelabo on sales of products by Sanofi-Synthelabo outside the United States and Canada. The royalty rates applicable to our sales of Picovir(TM) in the United States and Canada, and the royalty rate applicable to Sanofi-Synthelabo's sales of Picovir(TM) in the rest of the world, will accrue at lower rates after selection of a co-promotion partner under the terms of our amended and restated agreement. No further milestone payments are due to Sanofi-Synthelabo, and we are not required to fund the cost of development in Europe, under the amended and restated agreement. Sanofi-Synthelabo will make a milestone payment to us upon submission of Picovir(TM) for regulatory approval in Japan.

  Our patent licenses under the amended and restated agreement with Sanofi-Synthelabo terminate on the later of expiration of the last patent licensed to us under the agreement or ten years following our first sale of a product containing a compound licensed to us under the agreement in the United States or Canada, or earlier under certain circumstances. Our right to use the trademarks continue beyond patent expiry. In the event that our rights to use Sanofi-Synthelabo's patents and trademarks terminate, under certain circumstances the agreement may restrict our ability to market Picovir(TM) and compete with Sanofi-Synthelabo. In addition, Sanofi-Synthelabo has the right to terminate the agreement if we are subject to a change of control that would materially and adversely affect the development, manufacturing and marketing of the products under the agreement. The term automatically renews for successive five-year terms unless either party gives six months' prior written notice of termination. We also have the right to manufacture, or contract with third parties to manufacture, any drug product derived from the Picovir(TM) drug substance. In connection with the expansion of our patent rights under the amendment and restatement of our agreement in February 2001, we issued to Sanofi 750,000 shares of our common stock.

American Home Products Corporation

  In December 1999, we entered into a collaboration and license agreement with American Home Products Corporation to jointly develop products for use in treating hepatitis C due to the hepatitis C virus in humans. Under the agreement, we licensed to American Home Products worldwide rights under patents and know-how owned by us or created under the agreement. We have the right to co-promote these products in the United States and Canada and American Home Products will promote the products elsewhere in the world. During the initial research phase of the agreement, the two parties will work exclusively with each other on the development of small molecule compounds directed against certain HCV targets. For the entire term of the agreement the two parties will work exclusively with each other on any promising compounds. Under the agreement, American Home Products has the right to manufacture any commercial products developed under the agreement.

  American Home Products paid us $5.0 million on the effective date of the agreement, and is obligated to make milestone payments to us, and purchase additional shares of our common stock at a premium to the market price, upon the achievement of certain development milestones. American Home Products has purchased an aggregate of 200,993 shares of our Common Stock through February 16, 2001 for $6,000,000 upon the achievement of two milestones. The remaining milestone events generally include successful completion of steps in the clinical development of an HCV product and the submission for, and receipt of, marketing approval for the product in the United States and abroad. These milestones, however, may never be attained. American Home Products Corporation will provide significant financial support for the development of an HCV therapeutic compound.

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

  We will pay Battelle for development activities that it will perform on our behalf on a fee-for-service basis. Battelle also is entitled to milestone payments upon achievement of certain events relating to clinical development and regulatory approval. We will pay Battelle royalties on net sales of products, subject to certain minimum amounts due. Royalties will be reduced for sales in any country in which no issued patent protects the Battelle device. We will be responsible for the costs of all commercial supplies of the device.

Patents and Proprietary Technology

  We believe that patent protection and trade secret protection are important to our business and that our future will depend, in part, on our ability to maintain our technology licenses, maintain trade secret protection, obtain patents and operate without infringing the proprietary rights of others both in the United States and abroad. We currently have received three issued United States patents covering compounds, compositions and methods for treating hepatitis C, one issued United States patent covering methods for treating pestivirus disease (a disease caused by viruses related to HCV) and four issued United States patents for compounds, compositions or methods for treating influenza. We have three pending United States patent applications covering compounds and methods for treating RSV diseases and influenza, and intermediates and processes of making anti-RSV compounds. We have four United States patent applications covering compounds and methods for treating hepatitis C and related virus diseases, as well as compounds active against pestivirus diseases. We have two pending United States patent applications covering technology and methods for identifying inhibitors of HCV. We also have filed patent applications under the Patent Cooperation Treaty, or PCT. These patent applications cover compounds and methods for treating hepatitis C and related virus diseases, pestivirus diseases, RSV diseases and influenza and technology, compositions and methods for identifying inhibitors of HCV. We intend to seek patent protection on these inventions in countries having significant market potential around the world on the basis of our PCT filings.

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

Government Regulation

  The FDA and comparable regulatory agencies in state and local jurisdictions and in foreign countries impose substantial requirements on the clinical development, manufacture and marketing of pharmaceutical products. These agencies and other federal, state and local entities regulate research and development activities and the testing, manufacture, quality control, safety, effectiveness, labeling, storage, distribution, record keeping, approval and promotion of our products. All of our products will require regulatory approval before commercialization. In particular, therapeutic products for human use are subject to rigorous preclinical and clinical testing and other requirements of the Federal Food, Drug, and Cosmetic Act, implemented by the FDA, as well as similar statutory and regulatory requirements of foreign countries. Obtaining these marketing approvals and subsequently complying with ongoing statutory and regulatory requirements is costly and time consuming. Any failure by us or our collaborators, licensors or licensees to obtain, or any delay in obtaining, regulatory approval or in complying with other requirements, could adversely affect the commercialization of products then being developed by us and our ability to receive product or royalty revenues.

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

     . Phase III: The drug is studied in an expanded patient population at multiple clinical study sites to confirm efficacy and safety at the optimized dose by measuring a primary endpoint established at the outset of the study;

    . submitting the results of preliminary research, preclinical studies, and clinical studies as well as chemistry, manufacturing and controls information on the drug to the FDA in a New Drug Application, or NDA; and

    . obtaining FDA approval of the New Drug Application prior to any commercial sale or shipment of the drug product.

  This process can take a number of years and typically requires substantial financial resources. The results of preclinical studies and initial clinical trials are not necessarily predictive of the results from large-scale clinical trials, and all clinical trials may be subject to additional costs, delays or modifications due to a number of factors, including the difficulty in obtaining enough patients, clinical investigators, drug supply, or financial support, or because of unforeseen adverse effects. The FDA has issued regulations intended to accelerate the approval process for the development, evaluation and marketing of new therapeutic products intended to treat life-threatening or severely debilitating diseases, especially where no alternative therapies exist. If applicable, these provisions may shorten the traditional product development process in the United States. Similarly, products that represent a substantial improvement over existing therapies may be eligible for priority review with a target review and approval time of six months. Nonetheless, even if a product is eligible for these programs, or for priority review, approval may be denied or delayed by FDA or additional trials may be required. As a condition of approval FDA also can require further testing of the product and monitoring of the effect of commercialized products, and the agency has the power to prevent or limit further marketing of a product based on the results of these post-marketing programs. Upon approval, a drug product may be marketed only in those dosage forms and for those indications approved in the New Drug Application, although information may be distributed about off-label indications in certain circumstances and physicians are permitted to prescribe drugs for such off-label uses.

  In addition to obtaining FDA approval for each indication to be treated with each product, each domestic drug product manufacturing establishment must register with the FDA, list its drug products with the FDA, comply with current Good Manufacturing Practices and pass inspections by the FDA. Moreover, the submission of applications for approval may require additional time to complete manufacturing stability studies. Foreign establishments manufacturing drug products for distribution in the United States also must list their products with the FDA and comply with current Good Manufacturing Practices. They also are subject to periodic inspection by the FDA or by local authorities under agreement with the FDA.

  Any products manufactured or distributed by us pursuant to FDA approvals are subject to extensive continuing regulation by the FDA, including record-keeping requirements and a requirement to analyze and report adverse experiences with the drug. In addition to continued compliance with standard regulatory requirements, the FDA also may require post-marketing testing and surveillance to monitor the safety and efficacy of the marketed product. Product approvals may be withdrawn if compliance with regulatory requirements is not maintained or if problems concerning safety or efficacy of the product are discovered following approval.

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

  Even after FDA approval has been obtained, and often as a condition to expedited approval, further studies, including post-marketing studies, may be required. Results of post-marketing studies may limit or expand the further marketing of the products. If we propose any modifications to the product, including changes in indication, manufacturing process, manufacturing facility or labeling, we may need to submit a New Drug Application supplement to the FDA.

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

  Moreover, we anticipate that Congress, state legislatures and the private sector will continue to review and assess controls on health care spending. Any such proposed or actual changes could cause us or our collaborators to limit or eliminate spending on development projects and may otherwise affect us. We cannot predict the likelihood, nature, or extent of adverse governmental regulation that might result from future legislative or administrative action, either in the United States or abroad. Additionally, in both domestic and foreign markets, sales of our proposed products will depend, in part, upon the availability of reimbursement from third-party payors, such as government health administration authorities, managed care providers, private health insurers and other organizations. Significant uncertainty often exists as to the reimbursement status of newly approved health care products. In addition, third-party payors are increasingly challenging the price and cost effectiveness of medical products and services. There can be no assurance that our proposed products will be considered cost-effective or that adequate third-party reimbursement will be available to enable us to maintain price levels sufficient to realize an appropriate return on our investment in product research and development.

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

  Antiviral therapeutics for certain RNA virus diseases are currently available. For example:

    . zenamivir and oseltamivir phosphate are used to treat influenza due to influenza A and B viruses;

    . amantadine and rimantadine are used to treat influenza A virus infections;

    . ribavirin is used to treat serious respiratory disease caused by RSV;
      and

    . interferon, alone or in combination with ribavirin, is used to treat hepatitis C.

  In addition, several immunoglobulin products are used to treat or prevent some RNA virus diseases. We believe, however, that based on the characteristics of existing treatments, there is a clear need for new agents with superior therapeutic efficacy to treat these viral diseases.

  In addition to approved products, other companies are developing treatments for RNA virus diseases, including compounds in clinical development for influenza, rhinovirus, RSV and HCV infections. Moreover, there are compounds in preclinical studies for influenza, rhinovirus, RSV and HCV infections. Our ability to compete successfully will be based on our ability to:

    . create and maintain scientifically advanced technology;

    . develop proprietary products;

    . attract and retain scientific personnel;

    . obtain patent or other protection for our products;

    . obtain required regulatory approvals; and

    . manufacture and successfully market our products either alone or through outside parties.

  Some of our competitors have substantially greater financial, research and development, manufacturing, marketing and human resources and greater experience in product discovery, development, clinical trial management, FDA regulatory review, manufacturing and marketing than we do.

Human Resources

  As of January 31, 2001, we had 149 full-time employees, including 25 persons with Ph.D. or M.D. degrees. 106 of these employees are engaged in research and development activities at our laboratory facility in Exton, Pennsylvania. A significant number of our management and professional employees have had prior experience with pharmaceutical, biotechnology or medical products companies. None of our employees is covered by collective bargaining agreements. We believe that our relations with our employees are good.

Risk Factors

  Our disclosure and analysis in this report contains some forward-looking statements. Forward-looking statements give our current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current facts. They use words such as "anticipate," "estimate," "expect," "project," "intend," "plan," "believe," and other words and terms of similar meaning in connection with any discussion of future operating or financial performance. In particular, these include statements relating to present or anticipated scientific progress, development and regulatory approval of potential pharmaceutical products, future revenues, capital expenditures, research and development expenditures, future financings and collaborations, personnel, manufacturing requirements and capabilities, and other statements regarding matters that are not historical facts or statements of current condition.

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

We depend heavily on the success of our lead product candidate, Picovir(TM) (pleconaril), which is still in clinical trials and may never be approved for commercial use. If we are unable to commercialize Picovir(TM), our business and results of operations will be harmed.

  We have invested a significant portion of our time and financial resources since our inception in the development of Picovir(TM) (pleconaril) and anticipate that for the foreseeable future our ability to achieve profitability will be solely dependent on its successful commercialization. In March 2001, we announced the preliminary analysis of the results from two Phase III clinical trials of Picovir(TM) for viral respiratory infection due to picornaviruses in adults. If we are unable to file a new drug application, or NDA, to the U.S. Food and Drug Administration, or FDA, for Picovir(TM) based on these results, or if our NDA for Picovir(TM) is not approved by FDA, our stock price and results of operations will be materially and adversely affected. Many factors could negatively affect the success of our efforts to develop and commercialize Picovir(TM), including:

    . significant delays in completing clinical trials for indications other than adult VRI and analyzing the results of those trials;

    . significant increases in the costs of our clinical trials;

    . negative, inconclusive or otherwise unfavorable results from our clinical trials;

    . an inability to obtain, or delay in obtaining, regulatory approval for the commercialization of Picovir(TM);

    . an inability to obtain, or delay in obtaining, regulatory approval for the use of the name Picovir(TM) as the brand name for pleconaril;

    . an inability to enter into, or a delay in entering into, agreements with third parties for the manufacture Picovir(TM) in commercial quantities on acceptable terms, or at all; and

    . an inability to manufacture acceptable validation batches of Picovir(TM), or to manufacture Picovir(TM) in commercial quantities at acceptable cost;

    . a failure to achieve market acceptance of Picovir(TM).

  If we are unable to commercialize Picovir(TM), our business and results of operations will be harmed.

We have incurred losses since inception and anticipate that we will incur continued losses for the foreseeable future. We do not have a current source of product revenue and may never be profitable.

  We are a development stage company with no current source of product revenue. We have incurred losses in each year since our inception in 1994. As of December 31, 2000, we had an accumulated deficit of approximately $119.7 million. We do not know when or if we will achieve product revenue. We expect to incur such losses at an increasing rate over at least the next several years, primarily due to expected increases in our research and development expenses, further clinical trials of our most advanced product candidate, Picovir(TM), and milestone payments that may be payable under the terms of our agreement with Battelle Memorial Institute in connection with our RSV program. Also, we expect to incur expenses related to our marketing and market research activities for Picovir(TM), our development of a marketing and sales staff and building the requisite infrastructure, and further research and development related to other product candidates. Our ability to achieve profitability is dependent on a number of factors, including our ability to develop and obtain regulatory approvals for our product candidates, successfully commercialize those product candidates, which may include entering into collaborative agreements for product development and commercialization, and secure contract manufacturing and distribution and logistics services. We do not know when or if we will complete our product development efforts, receive regulatory approval of any of our product candidates or successfully commercialize any approved products. As a result, we are unable to predict the extent of any future losses or the time required to achieve profitability, if at all.

Our long term success depends upon our ability to develop additional drug product candidates. If our drug discovery and development programs are not successful, our business and results of operations will be harmed.

  We are performing clinical research on product candidates for the treatment of hepatitis C and RSV diseases. We also are optimizing back-up candidates and seeking to discover additional product candidates for the treatment of these and other RNA virus diseases. Drug discovery and research for RNA virus diseases is a new and challenging area. We cannot be certain that our efforts in this regard will lead to commercially viable products. Moreover, we have not submitted Investigational New Drug Applications, or INDs, for those products not yet in clinical development, which are required before we can begin clinical trials on the products in the United States. We are not sure that FDA will permit us to proceed with ongoing clinical trials for our hepatitis C and RSV product candidates, or that we will submit INDs for additional products for the treatment of hepatitis C and RSV. We may abandon further development efforts before the products complete or enter clinical trials. We do not know what the final cost to manufacture these products in commercial quantities will be, or the dose required to treat patients and consequently, what the total cost of goods for a treatment regimen will be. We do not know whether any of these early-stage development products ultimately will be shown to be safe and effective. Moreover, governmental authorities may enact new legislation or regulations that could limit or restrict our development efforts. If we are unable to successfully discover new product candidates or develop our early-stage product candidates, our business and results of operations will be harmed.

None of our product candidates is approved for commercial use. If our product candidates do not receive regulatory approval, or if we are unable to maintain regulatory compliance, we will be limited in our ability to commercialize these products, and our business and results of operations will be harmed.

  We have not received regulatory approval to commercialize Picovir(TM) or any of our other product candidates. We need to submit a marketing application to FDA for Picovir(TM), and we will need to complete preclinical and clinical testing of each of our other product candidates before submitting marketing applications. Negative, inconclusive or inconsistent clinical trial results could prevent regulatory approval, increase the cost and timing of regulatory approval or cause us to perform additional studies or to file for a narrower indication than we currently plan. FDA recently enacted new regulations requiring the development and submission of pediatric use data for new drug products. Our failure to obtain this data, or to obtain a deferral of, or exemption from, this requirement could adversely affect our chances of receiving regulatory approval, or could result in regulatory or legal enforcement actions.

  The development of any of our product candidates is subject to many risks, including the risk that:

    . the product candidate is found to be ineffective or unsafe;

    . the clinical test results for a product candidate delay or prevent regulatory approval;

    . the product candidate cannot be developed into a commercially viable product;

    . the product candidate is difficult or costly to manufacture;

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

    . disgorgement of profits;

    . injunctions; and

    . criminal prosecution.

  If we are unable to commercialize our products as anticipated, our business and results of operations will be harmed.

  Our license with Sanofi-Synthelabo makes Sanofi-Synthelabo responsible for seeking regulatory approval for and marketing Picovir(TM) outside the United States and Canada. If Sanofi-Synthelabo fails to diligently and successfully pursue these activities, our business and results of operations may be harmed.

We will need to conduct clinical studies of all of our product candidates. These studies are costly, time consuming and unpredictable. Any unanticipated costs or delays in our clinical studies could harm our business, financial condition and results of operations.

  While we recently completed two Phase III trials for treatment of VRI due to picornaviruses in adults with our lead candidate, Picovir(TM), we expect to conduct more studies with Picovir(TM) in additional patient populations and in other indications. We also have other product candidates for treatment of hepatitis C and RSV disease in clinical development. We must complete significant research and development, laboratory testing, and clinical testing on these product candidates before we submit marketing applications in the United States and abroad. These studies and trials can be very costly and time-consuming. In addition, we rely on third party contract research organizations to perform significant aspects of our studies and clinical trials, introducing additional sources of risk into our program.

  The rate of completion of clinical trials depends upon many factors, including the rate of enrollment of patients. The acute nature of our disease targets, the fact that some of these diseases have peak incidence rates during certain times of the year, and the difficulties in anticipating where disease outbreaks will occur, may affect patient enrollment in our clinical trials. If we are unable to accrue sufficient clinical patients during the appropriate period, we may need to delay our clinical trials and incur significant additional costs. In addition FDA or Institutional Review Boards may require us to delay, restrict, or discontinue our clinical trials on various grounds, including a finding that the subjects or patients are being exposed to an unacceptable health risk. We may desire or be required to conduct additional clinical trials of Picovir(TM) prior to commercialization. In addition, we may be unable to submit a New Drug Application to the FDA within the timeframe we currently expect. Once submitted, a New Drug Application must be approved by FDA before we can commercialize the product described in the application.

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

  Even if we obtain positive preclinical or clinical trial results in initial studies, future clinical trial results may not be similarly positive. As a result, ongoing and contemplated clinical testing, if permitted by governmental authorities, may not demonstrate that a product candidate is safe and effective in the patient population and for the disease indications for which we believe it will be commercially advantageous to market the product. The failure of our clinical trials to demonstrate the safety and efficacy of our desired indications could harm our business, financial condition and results of operations.

We do not have any marketing or sales experience and will need to develop marketing and sales capabilities to successfully commercialize our product candidates. If we are unable to do so, our business and results of operations will be harmed.

  We currently are developing a marketing staff and do not have a sales staff. We will need both to successfully commercialize any of our product candidates, including Picovir(TM). We intend to develop our own marketing and sales staffs, and enter into a co-promotion partnership, to market Picovir(TM) for the treatment of VRI. The development of a marketing and sales capability will require significant expenditures, management resources and time. We may be unable to build such a sales force, the cost of establishing such a sales force may exceed any product revenues, or our marketing and sales efforts may be unsuccessful. We may not be able to find a suitable sales and marketing partner for VRI. If we are unable to successfully establish a sales and marketing capability in a timely manner or find suitable sales and marketing partners, our business and results of operations will be harmed. Even if we are able to develop a sales force or find a suitable marketing partner, we may not successfully penetrate the markets for any of our proposed products.

We currently depend and will in the future depend on third parties to manufacture our products and product candidates, including Picovir(TM). If these manufacturers fail to meet our requirements and the requirements of regulatory authorities, our business, financial condition and results of operations will be harmed.

  We do not have the internal capability to manufacture commercial quantities of pharmaceutical products following the FDA's current Good Manufacturing Practices. We currently are negotiating commercial supply and processing agreements for Picovir(TM) drug substance with primary and alternative manufacturers, with a micronizer and with a final product manufacturer that we have identified to date. It is not yet clear what the final terms of these agreements will be, although we expect that they will be comparable to the terms of similar agreements for similar products. There can be no assurance that we will be successful in entering into commercial supply and processing agreements for Picovir(TM) drug substance and products, or that any such manufacturing arrangements will be available on terms acceptable to us.

  If we are unable to enter into supply and processing contracts with any of these manufacturers or processors, there may be additional cost and delay in the commercialization of Picovir(TM). Moreover, other than the production of pilot and validation batches, no manufacturer has delivered commercial quantities of Picovir(TM) bulk drug substance or drug product to us yet, and we cannot be certain that they will be able to deliver such commercial quantities on a timely basis. As a result, even if we are able to enter into supply and processing contracts with any of these manufacturers or processors, but such manufacturers or processors are unable to satisfy our requirements, there may be additional cost and delay in the commercialization of Picovir(TM). If we are required to find an additional or alternative source of supply, there may be additional cost and delay in the commercialization of Picovir(TM). Additionally, the FDA inspects all commercial manufacturing sites before approving an NDA for a drug manufactured at those sites. If any of our manufacturers or processors fails to pass this FDA inspection, the approval and eventual commercialization may be delayed.

  In addition to the oral solid formulation of Picovir(TM) used in our recently completed Phase III trials in adult VRI, we are using an oral suspension formulation in our clinical trials of Picovir(TM) for the treatment of VRI in children. We are using a liquid formulation of Picovir(TM) in our compassionate use program. We have also developed an intranasal formulation of Picovir(TM). A delay in manufacturing validation batches, or a failure to negotiate agreements with manufacturers, will delay the development and commercialization of these additional formulations and could harm our business, financial condition and results of operations. The intranasal formulation of Picovir(TM) has not been used in any of our clinical trials to date.

  Any contract manufacturers that we use must adhere to the FDA's regulations on current Good Manufacturing Practices, which are enforced by the FDA through its facilities inspection program. These facilities must pass a plant inspection before the FDA will issue an approval of the product. The manufacture of product at these facilities will be subject to strict quality control, testing and recordkeeping requirements. Moreover, while we may choose to manufacture products in the future, we have no experience in the manufacture of pharmaceutical products for clinical trials or commercial purposes. If we decide to manufacture products, we would be subject to the regulatory requirements described above. In addition, we would require substantial additional capital and would be subject to delays or difficulties encountered in manufacturing pharmaceutical products. No matter who manufacturers the product, we will be subject to continuing obligations regarding the submission of safety reports and other post-market information.

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

We license patented technology and other proprietary rights from Sanofi-Synthelabo, including rights to Picovir(TM). If Sanofi-Synthelabo does not protect our rights under our license agreement with it or does not reasonably consent to our sublicense of rights to Picovir(TM), or if this license agreement is terminated, our business and results of operations would be harmed.

  We have licensed from Sanofi-Synthelabo the exclusive United States and Canadian rights to certain antiviral agents for use in picornavirus indications, which are the subject of patents and related Canadian patent applications owned by Sanofi-Synthelabo, certain of which cover both Picovir(TM) and technology used to manufacture Picovir(TM). We depend on Sanofi-Synthelabo to prosecute and maintain certain of these patents and patent applications and protect such patent rights. Failure by Sanofi-Synthelabo to prosecute or maintain such patents or patent applications and protect such patent rights could harm our business. Under certain circumstances, our ability to sublicense our rights under this license agreement is subject to Sanofi-Synthelabo's consent, which is not to be unreasonably withheld. Under our license agreement, Sanofi-Synthelabo also has exclusive rights to market and sell products covered by these patents and patent applications in countries other than the United States and Canada, although we would receive royalties from Sanofi-Synthelabo on such sales. If Sanofi-Synthelabo does not successfully market and sell products outside of the United States and Canada, our business and future results of operations may be harmed. If our license agreement with Sanofi-Synthelabo is terminated, our business and results of operations would be harmed.

We depend on collaborations with third parties, which may reduce our product revenues or restrict our ability to commercialize products.

  We have entered into, and may in the future enter into, sales and marketing, distribution, manufacturing, development, licensing and other strategic arrangements with third parties. For example, in December 1999, we entered into an agreement with American Home Products Corporation to develop jointly products for use in treating the effects of hepatitis C virus in humans. Under this Agreement, we licensed to them worldwide rights under patents and know-how owned by us or created under the agreement. In November 1999, we entered into a product development and commercialization agreement with Battelle Memorial Institute in connection with our RSV program. We are currently engaged in additional discussions relating to other arrangements. We cannot be sure that we will be able to enter into any such arrangements with third parties on terms acceptable to us or at all. Third party arrangements may require us to grant certain rights to third parties, including exclusive marketing rights to one or more products, or may have other terms that are burdensome to us, and may involve the acquisition of our equity securities.

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

  The pharmaceutical industry places considerable importance on obtaining patent and trade secret protection for new technologies, products and processes. Our success depends, in part, on our ability to develop and maintain a strong patent position for our products and technologies both in the United States and in other countries. Litigation or other legal proceedings may be necessary to defend against claims of infringement, to enforce our patents, or to protect our trade secrets, and could result in substantial cost to us and diversion of our efforts. We intend to file applications as appropriate for patents covering the composition of matter of our drug candidates, the proprietary processes for producing such compositions, and the uses of our drug candidates. We own eight issued United States patents and have nine pending United States patent applications. We also have filed international patent applications in order to pursue patent protection in major foreign countries.

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

Any of our future products, including Picovir(TM), may not be accepted by the market, which would harm our business and results of operations.

  Even if approved by the FDA and other regulatory authorities, our product candidates may not achieve market acceptance and we may not receive revenues from these products as anticipated. The degree of market acceptance will depend upon a number of factors, including:

    . the receipt and timing of regulatory approvals;

    . the availability of third-party reimbursement; and

    . the establishment and demonstration in the medical community of the clinical safety, efficacy and cost-effectiveness of drug candidates, as well as their advantages over existing technologies and therapeutics, if any.

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

  We will need to raise substantial additional funds to continue our business activities and fund our debt service obligations. We have incurred losses from operations since inception and we expect to incur additional operating losses at an increasing rate over at least the next several years. We expect this increase to result from further research and development activities, further clinical trials, development of marketing and sales capabilities and building the requisite infrastructure, and milestone payments related to our RSV product candidates. We believe that we may require additional capital by 2003. However, our actual capital requirements will depend upon numerous factors, including:

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

  We may be unable to raise sufficient funds to complete our development, marketing and sales activities for Picovir(TM) or any of our other product candidates. Potential funding sources include:

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

  There are many entities, both public and private, including well-known, large pharmaceutical companies, chemical companies, biotechnology companies and research institutions, engaged in developing pharmaceuticals for applications similar to those targeted by us. Developments by these or other entities may render our products under development non-competitive or obsolete. Many of these companies have substantially greater resources and experience than we have. Accordingly, our competitors may succeed in obtaining regulatory approval for products more rapidly and more effectively than we do. Competitors may succeed in developing products that are more effective and less costly than any that we develop and also may prove to be more successful in the manufacture and marketing of products.

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

  Because of the specialized scientific nature of our business, we are highly dependent upon qualified scientific, technical and managerial personnel. Our anticipated growth and expansion into new areas and activities will require additional expertise and the addition of new qualified personnel. For example, we intend to recruit sales and marketing personnel to support the commercialization of Picovir(TM). We will face intense competition in recruiting these persons. We may not be able to attract and retain qualified personnel to develop our sales and marketing forces. There is intense competition for qualified personnel in the pharmaceutical field. Therefore, we may not be able to attract and retain the qualified personnel necessary for the development of our business. Furthermore, we have not entered into non-competition agreements with our key employees. The loss of the services of existing personnel, as well as the failure to recruit additional key scientific, technical and managerial personnel in a timely manner would harm our research and development programs and our business. We do not maintain key man life insurance on any of our employees.

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

  Pursuant to our certificate of incorporation, our board of directors has the authority, without further action by the holders of our common stock, to issue 5,000,000 shares of preferred stock from time to time in such series and with such preferences and rights as it may designate. As of March 1, 2001, we have issued 2,300,000 shares of series A convertible participating preferred stock and we have reserved for issuance 200,000 shares of series A junior participating preferred stock. Thus, we may issue an additional 2,500,000 shares of preferred stock. The preferences and rights of any such additional preferred stock may be superior to those of the holders of our common stock. For example, the holders of preferred stock may be given a preference in payment upon our liquidation, or for the payment or accumulation of dividends before any distributions are made to the holders of our common stock.

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

We have significant indebtedness and we may not be able to meet our obligations.

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

ITEM 2. PROPERTIES

  Our corporate facilities located in Exton, Pennsylvania currently occupy approximately 70,900 square feet. We are expanding by 15,600 square feet and we expect to have this expansion completed in the first half of 2002. The lease, which will expire in 2008, has two 5-year renewal options, monthly base rent and additional provisions for allocation of direct expense charges for utilities, maintenance, insurance and property taxes.

ITEM 3. LEGAL PROCEEDINGS

  None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  None.

Executive Officers of the Registrant

The following is a list of our executive officers, including their ages, as of December 31, 2000:

        Name                  Age                    Position
        ----                  ---                    --------
Michel de Rosen..............  50 President and Chief Executive Officer
Marc S. Collett, Ph.D. ......  49 Vice President, Discovery Research
Ellen C. Cooper, M.D. .......  50 Vice President, Clinical and Regulatory
                                   Affairs
Thomas F. Doyle..............  40 Vice President, General Counsel and Secretary
Martin J. Driscoll...........  41 Vice President, Commercial Operations and
                                   Business Development
Jeffrey R. Hincks, Ph.D. ....  43 Vice President, Preclinical Development
Mark A. McKinlay, Ph.D. .....  49 Vice President, Research & Development
Vincent J. Milano............  37 Vice President, Chief Financial Officer and
                                   Treasurer

  Michel de Rosen has served as President and Chief Executive Officer of the company since August 2000, and as a director since May 2000. Prior joining ViroPharma, Mr. de Rosen held several key positions in Rhone-Poulenc Pharma and Rhone-Poulenc Rorer (now Aventis), including Chairman and Chief Executive Officer until December 1999. Mr. de Rosen began his career at the French Ministry of Finance and has served in several leading government positions with the French Ministry and the French Secretary of Defense. Michel holds an MBA from the Ecole des Hautes Etudes Commerciales in France.

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

  Ellen C. Cooper, M.D., has served as Vice President of Clinical and Regulatory Affairs of ViroPharma since August 2000. Prior to joining the company, Dr. Cooper was a pharmaceutical consultant providing guidance in drug development, clinical trials design and analysis, and regulatory issues to a variety of pharmaceutical companies, including ViroPharma. From 1996 to 1998, she worked in the Office of AIDS Research at the National Institutes for Health. From 1993 to 1996, she served as Vice President and Director, Clinical Research and Information, at the American Foundation for AIDS Research in New York City. From 1991 to 1993, Dr. Cooper served as Vice President and Director of the Institute of Clinical Immunology and Infectious Disease for Syntex Research. Earlier in her career, Dr. Cooper spent almost ten years in various positions of increasing responsibility with the U.S. Food and Drug Administration. During her tenure at FDA, she served as the Founding Director of the Division of Antiviral Drug Products in the Center for Drug Evaluation and Research. Dr. Cooper has also served as Director of Clinical Research and Information for the American Foundation for AIDS Research, and worked in the Office of AIDS Research at the National Institutes of Health.

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

  Martin J. Driscoll has served as Vice President of Commercial Operations and Business Development of ViroPharma since November 2000. From 1983 to November 2000, Mr. Driscoll served Schering-Plough Corporation, including its subsidiary, Key Pharmaceuticals, in several leading sales and marketing positions. From January 1998 to November 2000, Mr. Driscoll was the vice president of sales and marketing for Schering Primary Care, a unit of Schering Laboratories. Earlier in his career, Mr. Driscoll was the director of managed care affairs for the Western Region of Schering Laboratories, where he was involved in managing the company's relationships with leading managed care accounts including CIGNA, Kaiser and Blue Cross.

  Jeffrey R. Hincks, Ph.D. has served as Vice President, Preclinical Development since January 2000 and as Director, Preclinical Development since joining ViroPharma in January 1998. From 1994 until December 1997, he served as Principal Research Investigator, Preclinical Development at Sanofi Pharmaceutical Research Division. Prior to joining Sanofi, from 1990 to 1994, Dr. Hincks served as a Senior Scientist in Preclinical Development and Toxicology at Sterling Winthrop Incorporated, a pharmaceutical company. Dr. Hincks received his Ph.D. from Utah State University.

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

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

Market Information

  The Company's Common Stock is traded on the National Market segment of The Nasdaq Stock Market under the symbol "VPHM." We commenced trading on The Nasdaq Stock Market on November 19, 1996. The following table sets forth the high and low sale prices as quoted on The Nasdaq Stock Market for each quarter of 1999 and 2000 and through March 1, 2001.

                                                                  High    Low
                                                                -------- ------
      Year ended December 31, 1999
      First Quarter............................................ $  13.00 $ 5.00
      Second Quarter........................................... $   9.31 $ 6.13
      Third Quarter............................................ $  29.44 $ 7.68
      Fourth Quarter........................................... $  47.00 $18.50


      Year ended December 31, 2000
      First Quarter............................................ $111.625 $28.88
      Second Quarter........................................... $  75.50 $10.75
      Third Quarter............................................ $  34.88 $15.31
      Fourth Quarter........................................... $  26.25 $13.50
      First Quarter 2001 (through March 1, 2000)............... $  28.75 $12.75

Holders and Dividends

  There were approximately 430 record holders of the Company's Common Stock as of March 1, 2001. We have never declared or paid any cash dividends on our common stock. There is a 5% annual dividend, payable quarterly, associated with our series A convertible participating preferred stock. We may choose to permanently defer any quarterly payment, in which case the amount of payment is added to the liquidation value and increases the conversion ratio of the preferred stock into common stock. Alternatively, we may choose to pay the dividend in cash. We paid a cash dividend for the quarters ended March 31, June 30, September 30 and December 31, 2000 in the amount of $181,838 per quarter on our series A convertible participating preferred stock. Any future determination to pay dividends will be at the discretion of our board of directors and will be dependent on then existing conditions, including our financial condition, results of operations, contractual restrictions, capital requirements, business and other factors our board of directors deems relevant. In addition, our business loan agreements restrict our ability to declare and pay cash dividends. We are obligated to pay any cash dividends paid to common stockholders to the holders of our series A convertible participating preferred stock on an as converted basis.

Recent Sales of Unregistered Securities

  On October 2, 2000 and October 23, 2000, we sold to American Home Products Corporation 96,059 shares and 104,934 shares, respectively, of ViroPharma's common stock as a result of progress made under the companies' hepatitis C virus collaboration. We believe that these transactions were exempt from registration under Section 4(2) of the Securities Act of 1933, as amended, because the transactions did not involve a public offering.

ITEM 6. SELECTED FINANCIAL DATA

  The selected financial data presented below under the caption "Balance Sheet Data" as of December 31, 1996, 1997, 1998, 1999 and 2000, and under the caption "Statement of Operations Data" for the years ended December 31, 1996, 1997, 1998, 1999 and 2000 are derived from financial statements of the Company which have been audited by KPMG LLP, independent certified public accountants. The data set forth below should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations, the Financial Statements and the Notes thereto and the other financial information included elsewhere in this Report. We are considered a "development stage company" as described in Note 1 of the Company's Financial Statements.

                           Year Ended    Year Ended     Year Ended     Year Ended     Year Ended
                          December 31,  December 31,   December 31,   December 31,   December 31,
                              1996          1997           1998           1999           2000
                          ------------  -------------  -------------  -------------  -------------
Statement of Operations
 Data:
License fee and
 milestones revenue.....  $  1,000,000  $   1,500,000  $   1,500,000  $         --   $   2,000,000
Grant revenue...........       436,081            --             --             --             --
                          ------------  -------------  -------------  -------------  -------------
Total revenues..........     1,436,081      1,500,000      1,500,000            --       2,000,000
                          ------------  -------------  -------------  -------------  -------------
Operating expenses:
Research and
 development............     6,694,703     10,928,976     25,130,232     26,055,884     37,410,189
General and
 administrative.........     1,421,524      3,341,081      4,375,800      4,986,452      8,616,559
                          ------------  -------------  -------------  -------------  -------------
Total operating
 expenses...............     8,116,227     14,270,057     29,506,032     31,042,336     46,026,748
Interest income.........       327,039      1,400,602      1,771,564      1,708,212     11,990,551
Interest expense........        41,897         80,428        167,648        165,914      9,781,177
                          ------------  -------------  -------------  -------------  -------------
Net loss................  $ (6,395,004) $ (11,449,883) $ (26,402,116) $ (29,500,038) $ (41,817,374)
                          ============  =============  =============  =============  =============
Net loss allocable to
 common stockholders....  $(7,992,345)  $(11,449,883)  $(26,402,116)  $(34,574,571)  $(42,544,726)
                          ============  =============  =============  =============  =============
Net loss per share
 allocable to common
 stockholders:
  Basic.................  $      (3.89) $       (1.13) $       (2.30) $       (2.84) $       (2.80)
  Diluted...............         (3.44)         (1.13)         (2.30) $       (2.84) $       (2.80)
Shares used in computing
 net loss per share
 allocable to common
 stockholders:
  Basic.................     2,053,114     10,092,590     11,485,589     12,181,853     15,210,964
  Diluted...............     2,323,760     10,092,590     11,485,589     12,181,853     15,210,964
                          ============  =============  =============  =============  =============
                                                      December 31,
                          ------------------------------------------------------------------------
                              1996          1997           1998           1999           2000
                          ------------  -------------  -------------  -------------  -------------
Balance Sheet Data:
Cash, cash equivalents
 and short-term
 investments............  $ 22,547,679  $  43,368,462  $  20,011,782  $  66,852,920  $ 203,335,180
Working capital.........    20,001,703     37,209,028     11,490,395     58,691,259    196,279,631
Total assets............    23,452,879     46,275,480     23,657,401     72,085,866    222,438,830
Long term obligations...           --         416,667      1,822,917        525,000    180,325,000
Long-term capital
 leases.................       104,571         53,186          2,807            --             --
Total stockholders'
 equity ................    20,605,161     39,150,871     12,836,031     58,291,236     23,986,548

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

  Any or all of our forward-looking statements in this report may turn out to be wrong. They can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties. Many factors, including those mentioned in the discussion below and those described in the "Risk Factors" discussion in this annual report, will be important in determining future results. Consequently, no forward-looking statement can be guaranteed. Actual future results may vary materially. We do not intend to update our forward-looking statements to reflect future events or developments.

  Since inception, we have devoted substantially all of our resources to our research and product development programs. ViroPharma has generated no revenues from product sales and has been dependent upon funding primarily from equity and debt financing. We do not expect any revenues from product sales for at least the next twelve months. We have not been profitable since inception and have incurred a cumulative net loss of $119,738,374 through December 31, 2000. Losses have resulted principally from costs incurred in research and development activities and general and administrative expenses. We expect to incur additional operating losses over at least the next several years. We expect such losses to increase over historical levels, primarily due to expected increases in our research and development expenses, and further clinical trials of our most advanced drug candidate, Picovir(TM). Also, we expect to incur expenses related to our marketing and market research activities for Picovir(TM), our development of a marketing and sales staff and further research and development related to our hepatitis C and respiratory syncytial virus (RSV) disease product candidates. Our ability to achieve profitability is dependent on developing and obtaining regulatory approvals for our product candidates, successfully commercializing such product candidates (which may include entering into collaborative agreements for product development and commercialization), and securing contract manufacturing services and distribution and logistics services.

Liquidity and Capital Resources

  We commenced operations in December 1994. We are a development stage company and to date have not generated revenues from product sales. The cash flows used in operations are primarily for research and development activities and the supporting general and administrative expenses. Through December 31, 2000, we have used approximately $106.3 million in operating activities. We invest our cash in short-term investments. Through December 31, 2000, we have used approximately $209.0 million in investing activities, including $201.7 million in short-term investments and $7.3 million in equipment purchases and new construction. Through December 31, 2000, we have financed our operations primarily through public offerings of common stock, a convertible subordinated notes offering, private placements of redeemable preferred stock, two bank loans, equipment lease lines and a milestone advance totaling approximately $316.2 million. At December 31, 2000, we had cash and cash equivalents and short-term investments aggregating approximately $203.3 million.

  We lease our corporate and research and development facilities under an operating lease expiring in 2008. We also have the right, under certain circumstances, to purchase the facility. We have exercised our right to expand our current facility by 15,600 square feet. We expect to incur an estimated $3 million of capital expenditures in connection with this expansion. We expect that we will incur these expenses in the second half of 2001. In addition, we expect that rent expense in future years will increase approximately $200,000 per year, commencing in early 2002. We have financed substantially all of our equipment under two bank loans and two master lease agreements. The first bank loan, which we entered into in February 1997, is for $600,000, is payable in equal monthly installments over 72 months and has a 9.06% interest rate. The second bank loan, which we entered into in December 1998, is for $500,000, is payable in equal monthly installments over 60 months and has a 7.25% interest rate. In addition, we paid off a $1 million loan to Boehringer Ingelheim in August 2000. We also have paid off both of the lease agreements. As of March 1, 2001, aggregate outstanding borrowings under these bank loans were approximately $492,000.

  We amended and restated our Agreement with Sanofi-Synthelabo in February 2001. Under this agreement, we are required to make royalty payments on any sales in the United States and Canada of products developed under the agreement, which royalty payments will be reduced upon the expiration of the last patent on Picovir(TM) or any related drug.

  We currently are negotiating commercial supply agreements for Picovir(TM) with drug substance and final product manufacturers and with drug micronizers, and we expect that we may pay up to approximately $6,000,000 during 2001 under these arrangements.

  We have incurred losses from operations since inception. We expect to incur additional operating losses over at least the next several years. We expect to incur such losses at an increasing rate over at least the next several years primarily due to expected increases in our research and development expenses, and further clinical trials and clinical development of our most advanced product candidate, Picovir(TM). We expect to increase spending over historical levels during 2001 as we conduct additional clinical trials and supporting studies for the potential expansion of the use of Picovir(TM). Also, we expect to incur significant expenses for Picovir(TM) marketing and market research activities, our development of a marketing and sales staff and building the requisite infrastructure. In addition, we anticipate that our investments in further research and development related to our hepatitis C and RSV disease product candidates will increase over historical levels. We expect to increase spending over historical levels for at least the next six months for our hepatitis C and RSV disease product candidates in connection with an anticipated exploratory clinical trial with VP50406 for the treatment of hepatitis C and the safety studies with VP14637 for the treatment of RSV disease. We expect our spending in the general and administrative areas to increase modestly during 2001.

  We expect that we will need to raise additional funds to continue our business activities, fund debt service and to further expand our facilities. We have convertible notes payable in the amount of $180,000,000. These notes bear interest at 6% per annum and become due in March 2007. We may need additional financing to complete all clinical studies, to develop our marketing and sales staffs for Picovir(TM) and to build the requisite infrastructure. We expect that we will need additional financing for the development and required testing of our hepatitis C and RSV disease compounds, and for any other product candidates. To obtain this financing, we intend to access the public or private equity or debt markets or enter into additional arrangements with corporate collaborators to whom we may issue shares of our stock. For example, in connection with our collaboration and license agreement, American Home Products Corporation will purchase our common stock at a market value premium at the time of completion of certain product development stages. If we raise additional capital by issuing equity securities, the terms and prices for these financings may be much more favorable to the new investors than the terms obtained by our existing stockholders. These financings also may dilute the ownership of existing stockholders. Collaborative arrangements may require us to grant product development programs or licenses to third parties for products that we might otherwise seek to develop or commercialize ourselves. Additional financing, however, may not be available on acceptable terms from any source. If sufficient additional financing is not available, we may need to delay, reduce or eliminate current research and development programs or other aspects of our business.

Results of Operations

Years ended December 31, 2000 and 1999

  We earned license fee and milestone revenue from our hepatitis C collaboration with American Home Products of $2,000,000 for the year ended December 31, 2000. We earned no revenues for the year ended December 31, 1999.

  Research and development expenses increased to $37,410,189 for the year ended December 31, 2000 from $26,055,884 for the year ended December 31, 1999. The increase was principally due to the completion of three phase 3 clinical trials of Picovir(TM), conduct of phase 1 clinical trials, the initiation of an exploratory clinical trial of VP50406 for the treatment of hepatitis C and the initiation of phase 1 clinical trials of VP14637 for the treatment of RSV disease. Also, in connection with our agreement with American Home Products for hepatitis C, we are due $3,979,408 for research and development expenses incurred by us on behalf of the collaboration which has been recorded with a corresponding reduction to our research and development expenses for the year ended December 31, 2000. The amount due is arrived at using the contractual percentages and amounts for cost sharing and certain activities.

  General and administrative expenses were $8,616,559 in the year ended December 31, 2000 compared to $4,986,452 for the same period of 1999. The increase was principally due to an increase in employee related expenses, pre-marketing expenses related to Picovir(TM) and business development related activities. Interest expense and interest income increased substantially in the year ended December 31, 2000 compared to the same period in 1999. The increases are due to the investing of proceeds from the issuance of $180 million convertible subordinated debentures issued in March of 2000 which pay 6% interest per annum. Currently the weighted average interest rate that we are earning on our investments is 6.1%.

  The net loss increased to $41,817,374 for the year ended December 31, 2000 from $29,500,038 for the year ended December 31, 1999.

Years ended December 31, 1999 and 1998

  We earned no revenues for the year ended December 31, 1999. We earned milestone revenue of $1,500,000 for the year ended December 31, 1998.

  Our research and development expenses for the year ended December 31, 1999 were $26,055,884 compared to $25,130,232 for the same period in 1998. Research and development expenses for both periods reflected costs associated with the conduct of clinical trials of Picovir(TM), our most advanced drug candidate. In 1999, Picovir(TM) was being studied in three phase 3 clinical trials, two in viral meningitis and one in viral respiratory infection. This compares to 1998 in which the company was conducting phase 2 clinical trials with Picovir(TM) for both viral meningitis and viral respiratory infection, with fewer patients enrolled in these studies compared to the phase 3 clinical studies. The increase in 1999 was also the result of the advancement of drug candidates for the treatment of hepatitis C (HCV) and respiratory syncytial virus (RSV) diseases. We recorded $1,200,000 as a reduction to research and development expenses in the year ended December 31, 1998 for an adjustment to a milestone payable to Sanofi-Synthelabo and the reimbursement that we received from Sanofi-Synthelabo for a license fee that we had previously paid to them. Such amounts were originally recorded as research and development expenses in prior periods.

  General and administrative expenses increased to $4,986,452 for the year ended December 31, 1999 compared to $4,375,800 for the same period of 1998. The increase in 1999 is the result of market research and medical education programs for Picovir(TM) and additional employee-related expenses.

  The net loss increased to $29,500,038 for the year ended December 31, 1999 from $26,402,116 for the year ended December 31, 1998.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

  Our holdings of financial instruments are comprised of a mix of government securities and commercial paper. All such instruments are classified as securities available for sale. Our debt security portfolio represents funds held temporarily pending use in our business and operations. We manage these funds accordingly. We seek reasonable assuredness of the safety of principal and market liquidity by investing in rated fixed income securities while at the same time seeking to achieve a favorable rate of return. Our market risk exposure consists principally of exposure to changes in interest rates. Our holdings are also exposed to the risks of changes in the credit quality of issuers. We typically invest in the shorter-end of the maturity spectrum. The principal amount and weighted average interest rate of our investment portfolio at December 31, 2000 was $202,374,825 and approximately 6.1%, respectively.

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

 Exhibit No.                             Description
 -----------                             -----------
  3.1        Amended and Restated Certificate of Incorporation of the Company,
             as amended by a Certificate of Amendment of Amended and Restated
             Certificate of Incorporation dated May 18, 1999, as further amended by a Certificate of Amendment of Amended and Restated
             Certificate of Incorporation dated May 24, 2000. (15) (Exhibit
             3.1)
  3.2        Certificate of Designation establishing and designating the Series
             A Junior Participating Preferred Shares. (8) (Exhibit 3.2)
  3.3        Amended and Restated By-Laws of the Company. (10) (Exhibit 3.3)
  3.4        Certificate of Designation establishing and designating the Series
             A Convertible Participating Preferred Stock.(9) (Exhibit 3.4)
  4.1        Rights Agreement, dated as of September 10, 1998, between
             ViroPharma Incorporated and StockTrans, Inc., as Rights Agent. (4)
             (Exhibit 4.1)
  4.2        Amendment No. 1 to Rights Agreement. (9) (Exhibit 4.2)
  4.3        Indenture dated as of March 1, 2000 of ViroPharma Incorporated to
             Summit Bank as Trustee (including the form of note). (12) (Exhibit
             4.3)
 10.1++      ViroPharma Incorporated Stock Option Plan. (15) (Exhibit 10.1)
 10.2+       Agreement dated December 22, 1995 between the Company and Sanofi.
             (1) (Exhibit 10.6)
 10.3        Form of Employment Agreement. (1) (Exhibit 10.8)
 10.4        Form of Indemnification Agreement. (1) (Exhibit 10.9)
 10.5        Restricted Stock Purchase Agreement dated as of January 17, 1996, by and between the Company and Frank Baldino, Jr. (1) (Exhibit
             10.11)
 10.6        Series B Convertible Preferred Stock Purchase Agreement dated as of June 16, 1995 among the Company and each of the entities on the
             "Schedule of Purchasers" attached thereto as Schedule A. (1)
             (Exhibit 10.12)
 10.7        Series C Convertible Preferred Stock Purchase Agreement dated as of May 30, 1996 among the Company and each of the individuals and entities on the "Schedule of Purchasers" attached thereto as
             Schedule A. (1) (Exhibit 10.13)
 10.8        Amended and Restated Investors' Rights Agreement, dated as of May
             30, 1996, by and among the Company and the persons identified on
             Schedule A, Schedule B and the Schedule of Founders thereto. (1)
             (Exhibit 10.16)
 10.9        Amendment to Restricted Stock Purchase Agreement dated as of
             January 17, 1996, among the Company and Frank Baldino, Jr., dated as of January 17, 1996. (1) (Exhibit 10.18)
 10.10       Development Agreement dated as of April 16, 1997, by and among
             SELOC AG, SICOR, S.A. and the Company. (2) (Exhibit 10.19)
 10.11       First Amendment to Agreement dated as of February 21, 1997 by and between Sanofi and the Company. (2) (Exhibit 10.20)
 10.12       Lease, dated July 21, 1997, between the Company and The Hankin
             Group. (2) (Exhibit 10.23)

 Exhibit No.                             Description
 -----------                             -----------
 10.13       Purchase Option Agreement, dated July 21, 1997, between the
             Company and The Hankin Group. (2) (Exhibit 10.24)
 10.14       Escrow Agreement, dated July 21, 1997, among the Company, The
             Hankin Group and Manito Abstract Company, Inc. (2) (Exhibit 10.25)
 10.15       Promissory Note of Vincent J. Milano and Christie A. Milano, dated
             August 20, 1997. (3)
             (Exhibit 10.29)
 10.16       Consulting Agreement dated November 13, 1997 between the Company and David J. Williams. (5)
             (Exhibit 10.26)
 10.17       Promissory Note of Michael Kelly and Joan C. Kelly, dated February
             18, 1998. (6) (Exhibit 10.27)
 10.18       Addendum to Development Agreement dated as of March 1, 1998 between the Company and SELOC France. (7) (Exhibit 10.28)
 10.19       Investment Agreement among ViroPharma Incorporated and Perseus-
             Soros Biopharmaceutical Fund, L.P. dated May 5, 1999. (9) (Exhibit
             10.21)
 10.20       ViroPharma Incorporated Common Stock Purchase Warrant (9) (Exhibit
             10.22)
 10.21       Letter Agreement dated June 7, 1999 between the Company and
             Perseus-Soros BioPharmaceutical Fund, L.P. (10) (Exhibit 10.23)
 10.22+      Product Development and Commercialization Agreement dated November
             19, 1999 between Battelle Memorial Institute and ViroPharma
             Incorporated. (11) (Exhibit 10.24)
 10.23+      Collaboration and License Agreement dated December 9, 1999 between
             American Home Products Corporation, acting through its Wyeth-
             Ayerst Laboratories Division, and ViroPharma Incorporated. (11)
             (Exhibit 10.25)
 10.24+      Stock Purchase Agreement dated December 9, 1999 between American
             Home Products Corporation and ViroPharma Incorporated. (11)
             (Exhibit 10.26)
 10.25+      Purchase Agreement dated February 24, 2000 by and among ViroPharma
             Incorporated, Morgan Stanley & Co. Incorporated and US Bancorp
             Piper Jaffray Inc. (12) (Exhibit 10.27)
 10.26       Registration Rights Agreement dated as of March 1, 2000 by and among ViroPharma Incorporated, Morgan Stanley & Co. Incorporated
             and US Bancorp Piper Jaffray Inc. (12) (Exhibit 10.28)
 10.27++     2000 Employee Stock Purchase Plan. (13)
 10.28       Restricted Stock Agreement dated August 21, 2000 between
             ViroPharma Incorporated and Michel de Rosen. (16) (Exhibit 10.30)
 10.29       Severance Agreement dated August 21, 2000 between ViroPharma
             Incorporated and Michel de Rosen. (16) (Exhibit 10.31)
 10.30       Promissory Note of Michel de Rosen dated August 21, 2000. (16)
             (Exhibit 10.32)
 10.31       Severance Agreement dated August 21, 2000 between ViroPharma
             Incorporated and Claude Nash. (16) (Exhibit 10.33)
 25.1        Form of T-1 Statement of Eligibility of Trustee for Indenture
             Under the Trust Indenture Act of 1939. (14) (Exhibit 25.1)
 11*         Statement of Computation of Loss Per Share.
 12.1*       Schedule of Ratio of Earnings to Fixed Charges.
 23*         Consent of KPMG LLP.
 24*         Power of Attorney (included on signature page).

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

(3) Filed as an Exhibit to Registrant's Form 10-Q for the quarter ended September 30, 1997.
(4) Filed as an Exhibit to the Company's Current Report on Form 8-K filed with the Commission on September 21, 1998.
(5) Filed as an Exhibit to Registrant's Form 10-K for the year ended December 31, 1997.
(6) Filed as an Exhibit to Registrant's Form 10-Q for the quarter ended March 31, 1998.
(7) Filed as an Exhibit to Registrant's Form 10-Q for the quarter ended June 30, 1998.
(8) Filed as an Exhibit to Registrant's Form 10-K for the year ended December 31, 1998.
(9) Filed as an Exhibit to Registrant's Form 10-Q for the quarter ended March 31, 1999.
(10) Filed as an Exhibit to Registrant's Form 10-Q for the quarter ended June 30, 1999.
(11) Filed as an Exhibit to Registrant's Form 10-K for the year ended December 31, 1999.
(12) Filed as an Exhibit to Registrant's Form 10-Q for the quarter ended March 31, 2000.
(13) Filed as an Annex to the Company's Proxy Statement filed with the Commission on April 14, 2000.
(14) Filed as an Exhibit to Registration Statement on Form S-3 (File No. 333-37960), as amended, initially filed on May 26, 2000.
(15) Filed as an Exhibit to Registrant's Form 10-Q for the quarter ended June 30, 2000.
(16) Filed as an Exhibit to Registrant's Form 10-Q for the quarter ended September 30, 2000.

  Copies of the exhibits are available to stockholders from Thomas F. Doyle, Vice President, General Counsel and Secretary, ViroPharma Incorporated, 405 Eagleview Boulevard, Exton, Pennsylvania 19341. There will be a fee to cover the Company's expenses in furnishing the exhibits.

  (b) Reports on Form 8-K

  We filed the following Current Reports on Form 8-K during the quarter ended December 31, 2000:

  We filed a Current Report on Form 8-K dated October 10, 2000 to report, pursuant to item 5, that we sold to American Home Products Corporation 96,059 shares of our common stock for $3,000,000 as a result of progress made under the companies' hepatitis C virus collaboration.

  We filed a Current Report on Form 8-K dated October 17, 2000 to report, pursuant to item 5, that we initiated human clinical trials with a new antiviral compound for the treatment of respiratory syncytial virus disease.

  We filed a Current Report on Form 8-K dated October 25, 2000 to report, pursuant to item 5, that we sold to American Home Products Corporation an additional 104,934 shares of our common stock for $3,000,000 as a result of further progress made under the companies' hepatitis C virus collaboration.

  We filed a Current Report on Form 8-K dated October 30, 2000 to report, pursuant to item 5, our financial results for the third quarter ended September 30, 2000.

  We filed a Current Report on Form 8-K dated November 15, 2000 to report, pursuant to item 5, the appointment of Martin J. Driscoll as vice president, commercial operations and business development.

  We filed a Current Report on Form 8-K dated November 28, 2000 to report, pursuant to item 5, a set of "Frequently Asked Questions" describing information that experience has demonstrated to be often requested by analysts and investors, and the answers to these questions.

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

                                          VIROPHARMA INCORPORATED

                                             /s/ Vincent J. Milano
                                          By: _________________________________
                                             Vincent J. Milano
                                             Vice President, Chief Financial
                                              Officer
                                             and Treasurer

                               POWER OF ATTORNEY

  KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints each of Michel de Rosen and Vincent J. Milano as his or her attorney-in-fact, with the full power of substitution, for him or her in any and all capacities, to sign any amendments to this Report, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorney-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

                 Name                           Capacity                 Date
                 ----                           --------                 ----

       /s/ Michel de Rosen             President, Chief Executive   March 28, 2001
______________________________________  Officer (Principal
           Michel de Rosen              Executive Officer)

      /s/ Vincent J. Milano            Vice President, Chief        March 28, 2001
______________________________________  Financial Officer and
          Vincent J. Milano             Treasurer (Principal
                                        Financial and Accounting
                                        Officer)

       /s/ Claude H. Nash              Chairman of the Board        March 28, 2001
______________________________________
            Claude H. Nash

  /s/ Frank Baldino, Jr., Ph.D.        Director                     March 28, 2001
______________________________________
      Frank Baldino, Jr., Ph.D.

       /s/ Paul A. Brooke              Director                     March 28, 2001
______________________________________
            Paul A. Brooke

       /s/ Michel de Rosen             Director                     March 28, 2001
______________________________________
           Michel de Rosen

      /s/ Robert J. Glaser             Director                     March 28, 2001
______________________________________
           Robert J. Glaser

         /s/ Howard Pien               Director                     March 28, 2001
______________________________________
             Howard Pien

       /s/ Dennis Purcell              Director                     March 28, 2001
______________________________________
            Dennis Purcell

      /s/ David J. Williams            Director                     March 28, 2001
______________________________________
          David J. Williams

                            ViroPharma Incorporated
                         (A Development Stage Company)

                         Index to Financial Statements

                                                                          Page
                                                                        --------
Independent Auditors' Report..........................................       F-2
Balance Sheets at December 31, 1999 and 2000..........................       F-3
Statements of Operations and Comprehensive Loss for the years ended
 December 31, 1998, 1999 and 2000, and the period December 5, 1994
 (Inception) to December 31, 2000.....................................  F-4, F-5
Statements of Stockholders' Equity (Deficit) for the period December
 5, 1994 (Inception) to December 31, 1997, and the years ended
 December 31, 1998, 1999, and 2000....................................       F-6
Statements of Cash Flows for the years ended December 31, 1998, 1999 and 2000, and the period December 5, 1994 (Inception) to December 31,
 2000.................................................................       F-7
Notes to Financial Statements.........................................       F-8

                         Independent Auditors' Report

The Stockholders and Board of Directors
ViroPharma Incorporated:

We have audited the accompanying balance sheets of ViroPharma Incorporated (a Development Stage Company) as of December 31, 1999 and 2000, and the related statements of operations, comprehensive loss, stockholders' equity (deficit) and cash flows for each of the years in the three-year period ended December 31, 2000 and for the period December 5, 1994 (Inception) to December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ViroPharma Incorporated (a Development Stage Company) as of December 31, 1999 and 2000, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2000 and for the period December 5, 1994 (Inception) to December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.

                                          KPMG LLP

Princeton, New Jersey
February 8, 2001, except as to note 14,
 which is as of February 27, 2001

                            ViroPharma Incorporated
                         (A Development Stage Company)
                                 Balance Sheets
                           December 31, 1999 and 2000

                                                           December 31,
                                                     -------------------------
                                                        1999          2000
                                                     -----------  ------------
Assets
Current assets:
  Cash and cash equivalents......................... $ 6,984,707  $    960,355
  Short-term investments............................  59,868,213   202,374,825
  Notes receivable from officers--current...........      39,205       111,895
  Due from partner..................................         --      3,979,408
  Other current assets..............................   1,068,764     3,980,430
                                                     -----------  ------------
    Total current assets............................  67,960,889   211,406,913
Equipment and leasehold improvements, net...........   3,469,927     5,055,935
Restricted investments..............................     550,000       550,000
Notes receivable from officers--noncurrent..........      23,151       332,930
Debt issue costs, net...............................         --      5,047,153
Other assets........................................      81,899        45,899
                                                     -----------  ------------
    Total assets.................................... $72,085,866  $222,438,830
                                                     ===========  ============
Liabilities and Stockholders' Equity
Current liabilities:
  Accounts payable.................................. $ 1,187,234  $  3,546,643
  Loans payable--current............................   1,200,000       200,000
  Deferred revenue--current.........................   1,000,000     1,000,000
  Obligation under capital lease--current...........       2,807           --
  Accrued expenses and other current liabilities....   5,879,589    10,380,639
                                                     -----------  ------------
    Total current liabilities.......................   9,269,630    15,127,282
Loans payable--noncurrent...........................     525,000       325,000
Deferred revenue--noncurrent........................   4,000,000     3,000,000
Convertible subordinated notes......................         --    180,000,000
                                                     -----------  ------------
                                                      13,794,630   198,452,282
                                                     -----------  ------------
Commitments
Stockholders' equity:
  Preferred stock, par value $.001 per share.
   5,000,000 shares authorized; Series A convertible
   participating preferred stock; 2,300,000 issued
   and outstanding at December 31, 1999 and 2000
   (liquidation value $14,547,031)..................       2,300         2,300
  Series A junior participating preferred stock;
   200,000 shares designated; no shares issued and
   outstanding......................................         --            --
  Common stock, par value $.002 per share.
   Authorized 100,000,000 shares; issued and
   outstanding 15,066,612 at December 31, 1999 and
   15,450,349 at December 31, 2000..................      30,133        30,900
  Additional paid-in capital........................ 136,259,509   143,452,825
  Deferred compensation.............................     (44,580)     (990,234)
  Unrealized gains (losses) on available for sale
   securities.......................................     (35,126)    1,229,131
  Deficit accumulated during the development stage.. (77,921,000) (119,738,374)
                                                     -----------  ------------
    Total stockholders' equity......................  58,291,236    23,986,548
    Total liabilities and stockholders' equity...... $72,085,866  $222,438,830
                                                     ===========  ============

                See accompanying notes to financial statements.

                            ViroPharma Incorporated
                         (A Development Stage Company)
                            Statements of Operations
                 Years ended December 31, 1998, 1999 and 2000,
        and the period December 5, 1994 (Inception) to December 31, 2000

                                                                         Period
                                                                    December 5, 1994
                                 Year ended December 31,              (Inception)
                          ----------------------------------------  to December 31,
                              1998          1999          2000            2000
                          ------------  ------------  ------------  ----------------
Revenues:
  License fee and
   milestones revenue...  $  1,500,000  $        --   $  2,000,000   $   6,000,000
  Grant revenue.........           --            --            --          526,894
                          ------------  ------------  ------------   -------------
    Total revenues......     1,500,000           --      2,000,000       6,526,894
                          ------------  ------------  ------------   -------------
Operating expenses
 incurred in the
 development stage:
  Research and
   development..........    25,130,232    26,055,884    37,410,189     109,225,869
  General and
   administrative.......     4,375,800     4,986,452     8,616,559      24,076,033
                          ------------  ------------  ------------   -------------
    Total operating
     expenses...........    29,506,032    31,042,336    46,026,748     133,301,902
                          ------------  ------------  ------------   -------------
    Loss from
     operations.........   (28,006,032)  (31,042,336)  (44,026,748)   (126,775,008)
Interest income.........     1,771,564     1,708,212    11,990,551      17,368,197
Interest expense........       167,648       165,914     9,781,177      10,331,563
                          ------------  ------------  ------------   -------------
    Net loss............  $(26,402,116) $(29,500,038) $(41,817,374)  $(119,738,374)
                          ============  ============  ============   =============
Preferred stock
 dividends, including
 beneficial conversion
 component                         --        934,533       727,352
Beneficial conversion
 feature of preferred
 stock..................           --      4,140,000           --
                          ------------  ------------  ------------
Net loss allocable to
 common stockholders....  $(26,402,116) $(34,574,571) $(42,544,726)
                          ============  ============  ============
Basic and diluted net
 loss per share
 allocable to common
 stockholders:            $      (2.30) $      (2.84) $      (2.80)
                          ============  ============  ============
Shares used in computing
 basic and diluted net
 loss per share
 allocable to common
 stockholders:..........    11,485,589    12,181,853    15,210,964
                          ============  ============  ============


                See accompanying notes to financial statements.

                            ViroPharma Incorporated
                         (A Development Stage Company)
                        Statements of Comprehensive Loss
                 Years ended December 31, 1998, 1999 and 2000,
        and the period December 5, 1994 (Inception) to December 31, 2000

                                                                        Period
                                                                   December 5, 1994
                                Year ended December 31,              (Inception)
                         ----------------------------------------  to December 31,
                             1998          1999          2000            2000
                         ------------  ------------  ------------  ----------------
Net Loss................ $(26,402,116) $(29,500,038) $(41,817,374)  $(119,738,374)
Other comprehensive
 income (loss):
  Unrealized holding
   gains (losses)
   arising during
   period...............      107,562      (35,126)     1,229,131       1,662,746
  Less: reclassification
   adjustment for gains
   included in net
   loss.................      276,126       107,562      (35,126)         433,615
                         ------------  ------------  ------------   -------------
Unrealized gains
 (losses) on available
 for sale securities....     (168,564)     (142,688)    1,264,257       1,229,131
                         ------------  ------------  ------------   -------------
Comprehensive loss...... $(26,570,680) $(29,642,726) $(40,553,117)  $(118,509,243)
                         ============  ============  ============   =============




                See accompanying notes to financial statements.

                            ViroPharma Incorporated
                         (A Development Stage Company)
                  Statements of Stockholders' Equity (Deficit)
           Period December 5, 1994 (Inception) to December 31, 1997,
                and years ended December 31, 1998, 1999 and 2000

                   Preferred Stock     Common Stock                                            Unrealized      Deficit
                   ---------------- ------------------                 Notes                 gains (losses)  Accumulated
                    Number            Number            Additional   Receivable               on available   during the
                      of                of               paid-in     on common    Deferred      for sale     development
                    Shares   Amount   Shares   Amount    capital       stock    compensation   securities       stage
                   --------- ------ ---------- ------- ------------  ---------- ------------ -------------- -------------
Balance, December
 5, 1994
 (Inception)......       --  $  --         --  $   --  $        --     $  --     $      --     $      --    $         --
  Issuance of
   common stock to
   founders.......       --     --     828,750   1,657       79,593    (1,625)      (79,625)           --             --
  Proceeds from
   notes
   receivable.....       --     --         --      --           --      1,625           --            --              --
  Deferred
   compensation
   resulting from
   grant of
   options........       --     --         --      --       753,461       --       (753,461)          --              --
  Amortization of
   deferred
   compensation...       --     --         --      --           --        --        381,365           --              --
  Unrealized gains
   on available
   for sale
   securities.....       --     --         --      --           --        --            --        276,126             --
  Issuance costs
   of Series A, B
   and C preferred
   stock..........       --     --         --      --       (74,012)      --            --            --              --
  Exercise of
   common stock
   grant and
   options........       --     --      87,870     176       14,025       --            --            --              --
  Value attributed
   to issuance of
   warrants.......       --     --         --      --       125,856       --            --            --              --
  Accretion of
   redemption
   value
   attributable to
   mandatorily
   redeemable
   convertible
   preferred
   stock..........       --     --         --      --    (1,616,445)      --            --            --              --
  Conversion of
   preferred stock
   to common stock
   ...............       --     --   5,588,191  11,177   16,253,022       --            --            --              --
  Initial issuance
   of common
   stock, net of
   issuance
   costs..........       --     --   2,587,500   5,175   16,246,502       --            --            --              --
  Follow-on
   issuance of
   common stock,
   net of issuance
   costs..........       --     --   2,300,000   4,600   29,510,475       --            --            --              --
  Cashless
   exercise of
   warrants.......       --     --      71,795     143         (143)      --            --            --              --
  Consulting
   expense related
   to option
   grants.........       --     --         --      --        30,050       --            --            --              --
  Net loss........       --     --         --      --           --        --            --            --      (22,018,846)
                   --------- ------ ---------- ------- ------------    ------    ----------    ----------   -------------
Balance, December
 31, 1997.........       --     --  11,464,106  22,928   61,322,384       --       (451,721)      276,126     (22,018,846)
  Amortization of
   deferred
   compensation...       --     --         --      --           --        --        204,120           --              --
  Unrealized loss
   on available
   for sale
   securities.....       --     --         --      --           --        --            --       (168,564)            --
  Exercise of
   common stock
   options and
   warrants.......       --     --      52,688     106       23,613       --            --            --              --
  Value attributed
   to issuance of
   warrants.......       --     --         --      --        15,936       --            --            --              --
  Consulting
   expense related
   to option
   grants.........       --     --         --      --        12,065       --            --            --              --
  Net loss........       --     --         --      --           --        --            --            --      (26,402,116)
                   --------- ------ ---------- ------- ------------    ------    ----------    ----------   -------------
Balance, December
 31, 1998.........       --     --  11,516,794  23,034   61,373,998        --      (247,601)      107,562     (48,420,962)
  Amortization of
   deferred
   compensation...       --     --         --      --          --         --        203,021           --              --
  Unrealized loss
   on available
   for sale
   securities.....       --     --         --      --           --        --            --       (142,688)            --
  Exercise of
   common stock
   options........       --     --      99,818     199      292,051       --            --            --              --
  Value attributed
   to issuance of
   warrants.......       --     --         --      --        11,959       --            --            --              --
  Issuance of
   preferred
   stock, net of
   issuance
   costs.......... 2,300,000  2,300        --      --    13,308,600       --            --            --              --
  Issuance of
   common stock,
   net of issuance
   costs..........       --     --   3,450,000   6,900   61,449,741        --           --            --              --
  Consulting
   expense related
   to option
   grants.........       --     --         --      --         4,860       --            --            --              --
  Preferred
   dividends......       --     --         --      --      (181,700)      --            --            --              --
  Net loss........       --     --         --      --           --        --            --            --      (29,500,038)
                   --------- ------ ---------- ------- ------------    ------    ----------    ----------   -------------
Balance, December
 31, 1999......... 2,300,000  2,300 15,066,612  30,133  136,259,509        --       (44,580)      (35,126)    (77,921,000)
  Amortization of
   deferred
   compensation...       --     --         --      --           --        --        110,597           --              --
  Unrealized gain
   on available
   for sale
   securities.....       --     --         --      --           --        --            --      1,264,257             --
  Exercise of
   common stock
   options........       --     --     132,744     265      864,919       --            --            --              --
  Issuance of
   common stock to
   partner........       --     --     200,993     402    5,999,598       --            --            --              --
  Issuance of
   restricted
   stock..........       --     --      50,000     100    1,056,151       --     (1,056,251)          --              --
  Preferred
   dividends......       --     --         --      --      (727,352)      --            --            --              --
  Net loss........       --     --         --      --           --        --            --            --      (41,817,374)
                   --------- ------ ---------- ------- ------------    ------    ----------    ----------   -------------
Balance, December
 31, 2000......... 2,300,000 $2,300 15,450,349 $30,900 $143,452,825       --     $ (990,234)   $1,229,131   $(119,738,374)
                   ========= ====== ========== ======= ============    ======    ==========    ==========   =============
                       Total
                   Stockholders'
                      equity
                     (deficit)
                   -------------
Balance, December
 5, 1994
 (Inception)......  $       --
  Issuance of
   common stock to
   founders.......          --
  Proceeds from
   notes
   receivable.....        1,625
  Deferred
   compensation
   resulting from
   grant of
   options........          --
  Amortization of
   deferred
   compensation...      381,365
  Unrealized gains
   on available
   for sale
   securities.....      276,126
  Issuance costs
   of Series A, B
   and C preferred
   stock..........      (74,012)
  Exercise of
   common stock
   grant and
   options........       14,201
  Value attributed
   to issuance of
   warrants.......      125,856
  Accretion of
   redemption
   value
   attributable to
   mandatorily
   redeemable
   convertible
   preferred
   stock..........   (1,616,445)
  Conversion of
   preferred stock
   to common stock
   ...............   16,264,199
  Initial issuance
   of common
   stock, net of
   issuance
   costs..........   16,251,677
  Follow-on
   issuance of
   common stock,
   net of issuance
   costs..........   29,515,075
  Cashless
   exercise of
   warrants.......           --
  Consulting
   expense related
   to option
   grants.........       30,050
  Net loss........  (22,018,846)
                   -------------
Balance, December
 31, 1997.........   39,150,871
  Amortization of
   deferred
   compensation...      204,120
  Unrealized loss
   on available
   for sale
   securities.....     (168,564)
  Exercise of
   common stock
   options and
   warrants.......       23,719
  Value attributed
   to issuance of
   warrants.......       15,936
  Consulting
   expense related
   to option
   grants.........       12,065
  Net loss........  (26,402,116)
                   -------------
Balance, December
 31, 1998.........   12,836,031
  Amortization of
   deferred
   compensation...      203,021
  Unrealized loss
   on available
   for sale
   securities.....     (142,688)
  Exercise of
   common stock
   options........      292,250
  Value attributed
   to issuance of
   warrants.......       11,959
  Issuance of
   preferred
   stock, net of
   issuance
   costs..........   13,310,900
  Issuance of
   common stock,
   net of issuance
   costs..........   61,456,641
  Consulting
   expense related
   to option
   grants.........        4,860
  Preferred
   dividends......     (181,700)
  Net loss........  (29,500,038)
                   -------------
Balance, December
 31, 1999.........   58,291,236
  Amortization of
   deferred
   compensation...      110,597
  Unrealized gain
   on available
   for sale
   securities.....    1,264,257
  Exercise of
   common stock
   options........      865,184
  Issuance of
   common stock to
   partner........    6,000,000
  Issuance of
   restricted
   stock..........          --
  Preferred
   dividends......     (727,352)
  Net loss........  (41,817,374)
                   -------------
Balance, December
 31, 2000.........  $23,986,548
                   =============

                See accompanying notes to financial statements.

                            ViroPharma Incorporated
                         (A Development Stage Company)
                            Statements of Cash Flows
                 Years ended December 31, 1998, 1999 and 2000,
        and the period December 5, 1994 (Inception) to December 31, 2000

                                                                       Period
                                                                    December 5,
                                                                        1994
                                Year ended December 31,            (Inception) to
                         ----------------------------------------   December 31,
                             1998          1999          2000           2000
                         ------------  ------------  ------------  --------------
Cash flows from
 operating activities:
 Net loss..............  $(26,402,116) $(29,500,038) $(41,817,374) $(119,738,374)
 Adjustments to
   reconcile net loss
   to net cash used in
   operating
   activities:
 Non-cash compensation
  expense..............       204,120       203,021       110,597        899,103
 Non-cash warrant
  value................        15,936        11,959           --         153,751
 Non-cash consulting
  expense..............        12,065         4,860           --          46,975
 Non-cash interest
  expense..............           --            --        678,263        678,263
 Depreciation and
  amortization
  expense..............       428,165       556,639       886,534      2,217,638
 Changes in assets and
  liabilities:
 Other current
  assets...............        26,577      (633,710)   (2,911,666)    (3,980,430)
 Notes receivable from
  officers.............        16,232        39,205      (382,469)      (444,825)
 Due from partner......           --            --     (3,979,408)    (3,979,408)
 Other assets..........           --            --         36,000        (45,899)
 Accounts payable......       522,786      (255,522)    2,359,409      3,546,643
 Deferred revenue......           --      5,000,000    (1,000,000)     4,000,000
 Accrued expenses and
  other current
  liabilities..........     2,835,462    (1,529,172)    4,501,050     10,380,639
                         ------------  ------------  ------------  -------------
   Net cash used in
    operating
    activities.........   (22,340,773)  (26,102,758)  (41,519,064)  (106,265,924)
                         ------------  ------------  ------------  -------------
Cash flows from
 investing activities:
 Purchase of equipment
  and leasehold
  improvements.........      (959,575)   (1,549,461)   (2,472,542)    (7,273,573)
 Purchase of short-
  term investments.....   (26,206,929)  (72,515,626) (292,478,827)  (478,664,311)
 Sales of short-term
  investments..........           --            --            --       9,680,414
 Maturities of short-
  term investments.....    46,017,397    31,439,825   151,236,472    267,288,203
                         ------------  ------------  ------------  -------------
   Net cash provided by
    (used in) investing
    activities.........    18,850,893   (42,625,262) (143,714,897)  (208,969,267)
                         ------------  ------------  ------------  -------------
Cash flows from
 financing activities:
 Net proceeds from
  issuance of
  preferred stock......           --     13,310,900           --      27,242,143
 Net proceeds from
  issuance of common
  stock................        23,719    61,748,891     6,865,184    114,418,746
 Preferred stock cash
  dividends............           --       (181,700)     (727,352)      (909,052)
 Proceeds from loans
  payable and
  milestone advance....       500,000           --            --       2,100,000
 Payment of loans
  payable..............      (100,000)     (191,667)   (1,200,000)    (1,575,000)
 Proceeds received on
  notes receivable.....           --            --            --           1,625
 Gross proceeds from
  notes payable........           --            --    180,000,000    180,692,500
 Issuance costs on
  notes payable........           --            --     (5,725,416)    (5,725,416)
 Payment of notes
  payable..............           --            --            --         (50,000)
 Obligation under
  capital lease........       (61,487)      (50,379)       (2,807)           --
                         ------------  ------------  ------------  -------------
   Net cash provided by
    financing
    activities.........       362,232    74,636,045   179,209,609    316,195,546
                         ------------  ------------  ------------  -------------
Net increase (decrease)
 in cash and cash
 equivalents...........    (3,127,648)    5,908,025    (6,024,352)       960,355
Cash and cash
 equivalents at
 beginning of period...     4,204,330     1,076,682     6,984,707            --
                         ------------  ------------  ------------  -------------
Cash and cash
 equivalents at end of
 period................  $  1,076,682  $  6,984,707  $    960,355  $     960,355
                         ============  ============  ============  =============
Supplemental disclosure
 of noncash
 transactions:
 Conversion of Note
  Payable to Series A
  and Series B
  Preferred Stock......           --            --            --   $     642,500
 Conversion of
  mandatorily
  redeemable
  convertible
  preferred stock to
  common shares                   --            --            --      16,264,199
 Notes issued for
  828,750 common
  shares...............           --            --            --           1,625
 Deferred
  compensation.........           --            --   $  1,056,251      1,889,337
 Accretion of
  redemption value
  attributable to
  mandatorily
  redeemable
  convertible
  preferred stock                 --            --            --       1,616,445
 Conversion of
  milestone advance to
  loan payable.........  $  1,000,000           --            --       1,000,000
 Unrealized gains
  (losses) on
  available for sale
  securities...........      (168,564) $   (142,688)    1,264,257      1,229,131
Supplemental disclosure
 of interest paid......        66,712        68,956     5,694,164      5,989,550

                See accompanying notes to financial statements.

                            ViroPharma Incorporated
                         (A Development Stage Company)
                         Notes to Financial Statements
                          December 31, 1999 and 2000

1. Organization and Business Activities

  ViroPharma Incorporated (a development stage Company) (the "Company") commenced operations on December 5, 1994. The Company is a development stage pharmaceutical company engaged in the discovery and development of new antiviral medicines.

  The Company is devoting substantially all of its efforts towards conducting drug discovery and development, raising capital, conducting clinical trials, pursuing regulatory approval for products under development, recruiting personnel and building infrastructure. In the course of such activities, the Company has sustained operating losses and expects such losses to continue for the foreseeable future. The Company has not generated any significant revenues or product sales and has not achieved profitable operations or positive cash flow from operations. The Company's deficit accumulated during the development stage aggregated $119,738,374 through December 31, 2000. There is no assurance that profitable operations, if ever achieved, could be sustained on a continuing basis.

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

Short-term investments

  Short-term investments consist primarily of debt securities backed by the U.S. government and commercial paper. The Company's entire short-term investment portfolio is currently classified as available for sale and is stated at fair value as determined by quoted market values. All short-term investments, including securities with maturities in excess of one year, are classified as current, as management can sell them any time at their option. Changes in the net unrealized holding gains and losses are included as a separate component of stockholders' equity and comprehensive loss. For purposes of determining gross realized gains and losses, the cost of short-term investments sold is based upon specific identification. The Company has not experienced any significant realized gains or losses on its investments through December 31, 2000.

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

                            ViroPharma Incorporated
                         (A Development Stage Company)
                         Notes to Financial Statements


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

Research and development

  Research and product development costs are expensed as incurred. Reimbursements of research and development costs under cost sharing collaborations are recorded as a reduction of research and development expenses.

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

Revenue recognition--collaborative research, contract and license agreements

  Contract revenues are earned and recognized according to the provisions of each agreement. Contract milestone payments are recognized as revenues upon the completion of the milestone event or requirement. Payments, if any, received in advance of performance under a contract are deferred and recognized as revenue when earned. Up-front licensing fees where the Company has continuing involvement are deferred and amortized over the estimated performance period.

Use of estimates

  The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

                            ViroPharma Incorporated
                         (A Development Stage Company)
                         Notes to Financial Statements


Stock-based compensation

  The Company accounts for its stock option plan in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations. As such, compensation cost is measured on the date of grant as the excess of the current market price of the underlying stock over the exercise price. Such compensation amounts are amortized over the respective vesting periods of the option grant. The Company adopted the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation", which permits entities to provide pro forma net income (loss) and pro forma earnings (loss) per share disclosures for employee stock option grants as if the fair-value based method defined in SFAS No. 123 had been applied.

Financial Instruments

  The Company's financial instruments, principally cash and cash equivalents, short-term investments, accounts payable, and accrued expenses, are carried at cost, which approximates fair value due to the short-term nature of these instruments. The Company's loans payable are carried at cost as the debt bears interest at rates approximating current market rates. At December 31, 2000, the market value of the Company's convertible subordinated notes was approximately $55,134,000, based on quoted market prices.

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

Net loss per share

  Basic earnings per share ("EPS") is calculated by dividing earnings (loss) allocable to common stockholders by the weighted average shares of common stock outstanding. Net loss allocable to common stockholders includes preferred stock dividends and beneficial conversion features of preferred stock. Diluted EPS would also include the effect of dilution to earnings of convertible securities, stock options and warrants. As of December 31, 2000, the Company has certain convertible preferred stock, options and warrants which have not been used in the calculation of diluted net loss per share allocable to common stockholders because to do so would be anti-dilutive. As such, the numerator and denominator used in computing both basic and diluted net loss per share allocable to common stockholders are equal.

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

Reclassification

  Certain prior year amounts have been reclassified to conform to the current year presentation.

                            ViroPharma Incorporated
                         (A Development Stage Company)
                         Notes to Financial Statements


3. Short-Term Investments

  Short-term investments consist of fixed income securities with original maturities of greater than three months including U.S. treasury instruments of agencies of the U.S. Government and high-grade commercial paper. At December 31, 1999 and 2000, all of the short-term investments were deemed as "available for sale" investments.

  The following summarizes the "available for sale" investments at December 31, 1999 and 2000:

                                               Gross      Gross
                                             unrealized unrealized
                                    Cost       gains      losses    Fair value
                                ------------ ---------- ---------- ------------
      Commercial paper........    59,903,339    153,371   188,497    59,868,213
                                ------------ ----------  --------  ------------
        December 31, 1999.....  $ 59,903,339 $  153,371  $188,497  $ 59,868,213
                                ============ ==========  ========  ============
      Certificate of deposit..    10,000,000        --        --     10,000,000
      Obligations of the U.S.
       Government and agencies
       of the U.S. ...........   130,811,274  1,080,926     1,100   131,891,100
      Commercial paper........    60,334,420    188,810    39,505    60,483,725
                                ------------ ----------  --------  ------------
        December 31, 2000.....  $201,145,694 $1,269,736  $ 40,605  $202,374,825
                                ============ ==========  ========  ============

  At December 31, 2000, maturities of investments were as follows:

      Less than 1 year........   175,270,694  1,072,326    40,485   176,302,535
      Due in 1-2 years........    25,875,000    197,410       120    26,072,290
                                ------------ ----------  --------  ------------
        December 31, 2000.....  $201,145,694 $1,269,736  $ 40,605  $202,374,825
                                ============ ==========  ========  ============

4. Equipment and Leasehold Improvements

  Equipment, leasehold improvements and construction in progress consist of the following at December 31, 1999 and 2000:

                                                             1999       2000
                                                          ---------- ----------
      Computers and equipment............................ $2,751,717 $4,817,381
      Leasehold improvements.............................  1,931,626  2,338,504
                                                          ---------- ----------
                                                           4,683,343  7,155,885
      Less accumulated depreciation and amortization.....  1,213,416  2,099,950
                                                          ---------- ----------
                                                          $3,469,927 $5,055,935
                                                          ========== ==========

  Included in equipment and leasehold improvements at December 31, 1999 are assets totaling approximately $150,000 held under capital lease. There are no assets held under capital lease at December 31, 2000. Included in leasehold improvements at December 31, 1999 is $923,900 related to construction in progress. At December 31, 2000, the Company had no construction in progress.

                            ViroPharma Incorporated
                         (A Development Stage Company)
                         Notes to Financial Statements


5. Accrued Expenses and Other Current Liabilities

  Accrued expenses and other current liabilities consist of the following at December 31, 1999 and 2000:

                                                              December 31,
                                                         ----------------------
                                                            1999       2000
                                                         ---------- -----------
      Preferred stock dividends payable.................    181,700         --
      Clinical development and research.................  3,407,567   6,157,875
      Payroll and payroll taxes payable.................  1,583,871     585,201
      Interest payable..................................        --    3,600,000
      Other current liabilities.........................    706,451      37,563
                                                         ---------- -----------
                                                         $5,879,589 $10,380,639
                                                         ========== ===========

6. Loans Payable and Convertible Subordinated Notes

  The Company entered into two loan agreements with a bank, one for $600,000 and one for $500,000, of which $725,000 was outstanding at December 31, 1999, and $525,000 was outstanding at December 31, 2000. The terms of the loans extend through February and December 2003, respectively, with principal and interest due monthly. The interest rates are approximately 9% and 7.25%, respectively, and are secured by certain equipment and certificates of deposit aggregating $550,000.

  In October 1997, the Company received a $1,000,000 payment as an advance on a future milestone in connection with a collaborative drug discovery and development agreement with Boehringer Ingelheim Pharmaceuticals Inc. The agreement expired in August 1998. Such amount was repaid in August 2000.

  The Company made a private offering of $180 million of convertible subordinated notes due 2007, which closed on March 8, 2000. Gross proceeds from the issuance of convertible subordinated notes were $180,000,000. Debt issuance costs of $5,725,416 have been capitalized and are being amortized over the term of the notes. The notes are convertible into shares of the Company's common stock at a price of $109.15 per share, subject to certain adjustments. The notes bear interest at a rate of 6% per annum, payable semi-annually in arrears, and can be redeemed by the Company, at certain premiums over the principal amount, at any time on or after March 6, 2003. The notes are subordinated in right of payment to all senior indebtedness of the Company. The notes may be required to be repaid on the occurrence of certain fundamental changes, as defined.

7. License and Research Agreements

  In December 1995, the Company entered into a license agreement with Sanofi-Synthelabo for its most advanced drug candidate, Picovir(TM) (see note 14).

  In December 1999, the Company entered into a licensing agreement with the Wyeth-Ayerst Laboratories Division of American Home Products for the discovery, development and commercialization of hepatitis C drugs. In connection with the signing of the agreement, the Company received $5,000,000 from American Home Products. This amount is non-refundable and a portion of it was recorded as deferred revenue at December 31, 1999. This deferred revenue is being recognized as revenue as certain activities are performed by the Company over the expected term of the agreement. $1,000,000 of this amount was recognized as revenue in 2000, and $4,000,000 is recorded as deferred revenue at December 31, 2000. If drug candidates are successfully commercialized, the Company has the right to co-promote the products and share equally in the net profits in the United States and Canada. The Company is entitled to milestone payments upon the achievement of certain development milestones and royalties for product sales, if any, outside of the United States and Canada.

                            ViroPharma Incorporated
                         (A Development Stage Company)
                         Notes to Financial Statements


7. License and Research Agreements, continued

  In connection with the collaboration, both parties perform certain research and development activities and share in the costs of those activities. As of December 31, 2000, the Company is due from Wyeth-Ayerst $3,979,408 for research and development expenses incurred by the Company on behalf of the collaboration. The receivable, which represents the net amount due for all of 2000, is recorded with a corresponding reduction to research and development expenses. The amount due is arrived at using the contractual percentages and amounts for cost sharing and certain activities.

  In October 2000, the company sold an aggregate of 200,993 shares of common stock to American Home Products Corporation for aggregate proceeds of $6 million. The sales of common stock were as a result of progress made under the companies' hepatitis C virus collaboration. In connection with our collaboration and license agreement, American Home Products is required to purchase predetermined dollar amounts of additional shares of our common stock at a market value premium at the time of completion of certain product development stages.

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

8. Common Stock and Common Stock Options

  On October 21, 1999, the Company completed a follow-on public offering of common stock. The Company sold 3,450,000 shares (including 450,000 shares exercised by the underwriters for overallotment). Net proceeds approximated $61,450,000.

  In 1995, the Company adopted a Stock Option Plan, and amended and restated the Stock Option Plan in 1998 and 2000 (as amended and restated, the "Plan"), to provide eligible individuals with an opportunity to acquire or increase an equity interest in the Company and to encourage such individuals to continue in the employment of the Company. Stock options are granted at the fair market value of the stock on the day immediately preceding the date of grant. Stock options are exercisable for a period not to exceed ten years from the date of grant. Vesting of the stock options occurs, generally 25% per year, over four years. In May 2000, the stockholders of the Company approved amendments to the Company's employee stock option plan. The amendments include increasing the number of shares eligible to grant under the plan by 750,000 shares and eliminating the discretion and authority of the Company's board of directors to re-price outstanding stock options or grant stock options at an exercise price that is less that the fair market value at the date of grant. There are 2,750,000 shares reserved under the Plan.

  Also, the stockholders of the Company approved the 2000 employee stock purchase plan. A total of 300,000 shares are available under this plan. Under this plan, employees may purchase common stock through payroll deductions in semi-annual offerings at a price equal to the lower of 85% of the closing price on the applicable offering commencement date or 85% of the closing price on the applicable offering termination date. The plan qualifies under Section 423 of the Internal Revenue Code.

                            ViroPharma Incorporated
                         (A Development Stage Company)
                         Notes to Financial Statements


8. Common Stock and Common Stock Options, continued

  Stock option activity for the three years ended December 31, 2000 is as follows:


                                                            Weighted-
                                                             average   Weighted-
                                                            remaining   average
                                    Exercise               contractual exercise
                                   price per      Share       life       price
                                     share       options     (years)   Per share
                                 -------------- ---------  ----------- ---------
Balance, December 31, 1997.....       .10-22.50   755,011
                                 -------------- ---------
 Granted.......................      9.94-23.50   330,700
 Exercised.....................        .10-8.75   (35,065)
 Canceled......................       2.16-8.75      (500)
                                                ---------
Balance, December 31, 1998.....       .10-23.50 1,050,146
                                 -------------- ---------
 Granted.......................    6.50-27.9375   385,100
 Exercised.....................      .10-20.375   (99,818)
 Canceled......................      .45-20.375   (60,763)
                                                ---------
Balance, December 31, 1999.....     .10-27.9375 1,274,665
                                 -------------- ---------
 Granted.......................     12.00-81.75   911,332
 Exercised.....................       .20-23.50  (132,744)
 Canceled......................     6.50-37.125   (25,224)
                                                ---------
Balance, December 31, 2000.....       .10-81.75 2,028,029
                                 ============== =========
Options outstanding as of
 December 31, 2000:............         .10-.20   148,114     4.63      $  .16
                                            .45       204     5.41         .45
                                           2.16    57,597     5.51        2.16
                                           5.25    19,165     5.84        5.25
                                           6.50    21,000     8.20        6.50
                                  7.4375-7.9375     4,875     8.40        7.62
                                      8.01-8.74    20,000     8.36        8.38
                                      8.75-9.50   174,007     6.01        8.75
                                   9.875-14.875   491,508     8.36       11.74
                                   15.125-22.50   764,159     8.56       19.65
                                    23.50-28.00    12,000     8.72       25.35
                                   37.125-42.00   296,600     9.01       37.14
                                          72.00     8,300     9.12       72.00
                                          81.75    10,500     9.20       81.75
                                 -------------- ---------
Balance, December 31, 2000.....       .10-81.75 2,028,029     7.96      $17.59
                                 ============== =========
Options exercisable as of
 December 31, 2000:............         .10-.20   148,114               $ 0.16
                                            .45       204                 0.45
                                           2.16    57,597                 2.16
                                           5.25    19,165                 5.25
                                           6.50     5,250                 6.50
                                  7.4375-7.9375       375                 7.44
                                          8.375     6,666                 8.38
                                      8.75-9.50   127,882                 8.75
                                    9.875-14.75    93,034                11.53
                                   15.125-22.50   191,913                17.79
                                  23.50-27.9375     2,500                25.72
                                 -------------- ---------
Options exercisable at December
 31, 2000:.....................  $  .10-27.9375   652,700               $ 9.21
                                 ============== =========

                            ViroPharma Incorporated
                         (A Development Stage Company)
                         Notes to Financial Statements


8. Common Stock and Common Stock Options, continued

  At December 31, 2000, there were 417,475 shares available for grant under the Plan. In January 2001, the Company granted 203,050 options to its employees. Such options were granted at exercise prices equal to the fair market value at the grant date.

  During 1996, various executive officers and certain employees of the Company were granted options to acquire 270,644 shares of common stock at exercise prices ranging from $.20 to $2.16 per share. The exercise price of the options was equal to the fair market value of the Common Stock on the date of grant, as determined by the Board of Directors. However, for financial statement purposes, the difference between a deemed value in the range of $2.35 to $5.25 per share and the respective exercise prices at the grant dates has been recorded as deferred compensation ($753,461) and is being amortized over the four-year vesting period. Compensation expense for the aforementioned options aggregated $188,195 for the year ended December 31, 1998, $203,021 for the year ended December 31, 1999, and $44,580 for the year ended December 31, 2000.

  The per share weighted-average fair value of stock options granted during 1998, 1999 and 2000 was $14.82, $11.61, and $25.37 per share, respectively, on the date of grant. Such fair values were determined using the Black-Scholes option-pricing model and are based on the following weighted-average assumptions: an expected dividend yield of 0% and a risk-free interest rate of 5.0%, for 1998, 6.45% for 1999 and 5.1% for 2000, volatility of 79% for 1998,
135% for 1999, and 213.08% for 2000 and an expected option life of ten years for 1998, 1999 and 2000.

  The Company applies APB Opinion No. 25 in accounting for its stock option plan. Had the Company determined compensation cost for options granted based on the fair value at the grant date under SFAS No. 123, the Company's net loss and net loss per share would have been increased to the pro forma amounts under SFAS No. 123 indicated below:

                                         1998          1999          2000
                                     ------------  ------------  ------------
   Net loss allocable to common
    stockholders:
       As reported.................. $(26,402,116) $(34,574,571) $(42,544,726)
       Pro forma under SFAS No.
        123......................... $(28,511,508) $(37,626,511) $(49,596,779)
                                     ============  ============  ============
   Net loss per share allocable to
    common stockholders:
     Basic and diluted:
       As reported.................. $      (2.30) $      (2.84) $      (2.80)
       Pro forma under SFAS No.
        123......................... $      (2.48) $      (3.09) $      (3.26)
                                     ============  ============  ============

  Pro forma net loss allocable to common stockholders reflects only options granted in 1995 through 2000. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net loss allocable to common stockholders amounts presented above because compensation cost is incurred under SFAS No. 123 over the respective vesting period of such options, and options granted by the Company prior to January 1, 1995 are not reflected in the pro forma net loss allocable to common stockholders figures above.

  In August 2000, the Company issued 50,000 shares of restricted common stock to an executive officer of the Company. These shares vest ratably over 48 months. The fair value of such stock at the issuance date aggregated $1,056,251 which amount was recorded as deferred compensation and will be amortized to operations over the vesting period.

                            ViroPharma Incorporated
                         (A Development Stage Company)
                         Notes to Financial Statements


9. Preferred Stock

  The Company adopted a Stockholders' Rights Plan (the "Plan") in September 1998. In connection with the Plan, the Company designated from its Preferred Stock, par value $.001 per share, Series A Junior Participating Preferred Stock, par value $.001 per share (the "Series A Preferred Shares"), and reserved 200,000 Series A Preferred Shares for issuance under the Plan. The Company declared a dividend distribution of one right for each outstanding share of common stock. The rights entitle stockholders to purchase one one-hundredth of a share of Series A Junior Participating Preferred Stock. The rights expire in 2008. Each holder of a right, other than the acquiring person, would be entitled to purchase $250 worth of common stock of the Company for each right at the exercise price of $125 per right, which would effectively enable such rights holders to purchase common stock at one-half of the then current price. At December 31, 2000, the rights were neither exercisable nor traded separately from the company's common stock, and become exercisable only if a person or group becomes the beneficial owner of 20% or more of the Company's common stock or announces a tender offer which would result in ownership of 20% or more of the Company's common stock.

  On May 5, 1999, the Company completed the sale of 2,300,000 shares of Series A Convertible Participating Preferred Stock ("preferred stock"). Net proceeds approximated $13,300,000. In addition, the Company issued warrants to purchase 595,000 shares of common stock at $9.53 per share to the purchasers of the preferred stock. The warrants expire on May 5, 2004. The preferred stock is convertible into shares of common stock on a one-for-one basis (subject to adjustment) at any time by the holder and under certain conditions by the Company. There is a 5% dividend per annum associated with the preferred stock in which the Company may choose to permanently defer cash payment of the dividend. In such case, the dividend is added to the liquidation value of the preferred stock and the preferred stock's conversion ratio is increased. The holders of the preferred stock have voting rights equivalent to the common stockholders. In addition, the holders of the preferred stock have liquidation rights equal to their original investment, subject to adjustment. As a result of the difference in the price paid per share of preferred stock and the fair market value per share of the underlying common stock at the date of the closing of the transaction, the Company has reflected the amount of the beneficial conversion feature in the statement of operations for the year ended December 31, 1999. The beneficial conversion feature aggregated $4,140,000 and is included in the net loss allocable to common stockholders. The Company deferred the June 30 and September 30, 1999 dividend and, as a result, the difference between the conversion price per share of preferred stock and the fair market value per share of the underlying common stock at June 30 and September 30, 1999 has been reflected as a beneficial conversion feature in the statement of operations for the year ended December 31, 1999. The fair market values were determined using the closing prices as quoted on Nasdaq. The beneficial conversion feature related to the quarterly preferred stock dividends aggregated $465,802 and is included in the net loss allocable to common stockholders for the year ended December 31, 1999. At December 31, 2000, the preferred stock is convertible into 2,346,295 shares of common stock.

  Our board of directors has the authority, without action by the holders of common stock, to issue up to 5,000,000 shares of preferred stock from time to time in such series and with such preference and rights as it may designate.

10. Income Taxes

  As of December 31, 2000, the Company has approximately $38,200,000 of Federal and $38,000,000 of state net operating loss carryforwards available to offset future taxable income. The federal and state net operating loss carryforwards will begin expiring in the year 2009 and 2005, respectively, if not utilized. In addition, the utilization of the state net operating loss carryforwards is subject to a $2 million annual limitation.

  Based on "change in ownership" provisions of the Tax Reform Act of 1986, net operating loss carryforwards may be subject to annual limitations that could reduce the Company's ability to utilize these carryforwards in the future.

                            ViroPharma Incorporated
                         (A Development Stage Company)
                         Notes to Financial Statements


10. Income Taxes, continued

  Significant components of the Company's deferred tax assets and liabilities as of December 31, 1999 and 2000 are shown below. Due to the uncertainty of the Company's ability to realize the benefit of the deferred tax assets, the net deferred tax assets are fully offset by a valuation allowance at December 31, 1999 and 2000. The change in the valuation allowance for 1999 and 2000 was an increase of $11,901,661 and $16,704,042, respectively.

                                                          December 31,
                                                    --------------------------
                                                        1999          2000
                                                    ------------  ------------
Deferred tax assets:
  Net operating loss carryforwards................. $  8,483,527  $ 14,092,203
  Capitalized research and development costs.......   22,539,989    32,759,991
  Income recorded for tax but not recorded on
   books...........................................          --      1,200,000
                                                    ------------  ------------
    Total gross deferred tax assets................   31,023,516    48,052,194
                                                    ------------  ------------
Deferred tax liability:
  Other............................................          --       (324,636)
                                                    ------------  ------------
    Net deferred tax assets........................   31,023,516    47,727,558
                                                    ------------  ------------
Valuation allowance................................  (31,023,516)  (47,727,558)
                                                    ------------  ------------
    Net deferred taxes.............................          --            --
                                                    ============  ============

11. 401(k) Profit Sharing Plan

  In 1998, the Company adopted a new 401(k) Profit Sharing Plan (the "401(k) Plan") available to all employees meeting certain eligibility criteria. The 401(k) Plan permits participants to contribute up to 15% of their compensation not to exceed the limits established by the Internal Revenue Code. All contributions made by participants vest immediately in the participant's account. The Company contributed $47,768, $61,306, and $91,394 to the 401(k) Plan in 1998, 1999 and 2000, respectively.

12. Commitments

  In March 1998, the Company entered into a lease for laboratory and office space. The term of the lease is ten years with two five-year renewal options. The Company also has the right, under certain circumstances, to purchase the facility.

  The Company's future minimum lease payments under the aforementioned lease and other operating leases related to equipment for years subsequent to December 31, 2000 are as follows:

   Year ending                                                       Operating
   December 31,                                                        leases
   ------------                                                      ----------
     2001........................................................... $  988,527
     2002...........................................................    991,134
     2003...........................................................    980,214
     2004...........................................................    980,214
     2005...........................................................    965,796
     Thereafter.....................................................  2,767,626
                                                                     ----------
       Total minimum lease payments................................. $7,673,511
                                                                     ==========

  Rent expense for the years ended December 31, 1998, 1999, and 2000 aggregated $760,000, $851,000, and $967,000, respectively.

                            ViroPharma Incorporated
                         (A Development Stage Company)
                         Notes to Financial Statements


13. Quarterly Financial Information (unaudited)

  This table summarizes the unaudited financial results of operations for 2000 and 1999 for the quarters ending:

                            March 31,    June 30,    September 30, December 31,
                            ----------  -----------  ------------- ------------
2000
Revenues..................   1,250,000      250,000       250,000      250,000
Net loss..................  (6,769,928)  (5,389,244)  (12,724,643) (16,933,559)
Net loss allocable to
 common stockholders......  (6,951,766)  (5,571,082)  (12,906,481) (17,115,397)
Basic and diluted net loss
 per share allocable to
 common stockholders......       (0.46)       (0.37)        (0.85)       (1.11)

1999
Revenues..................         --           --            --           --
Net loss..................  (5,664,627)  (6,104,776)   (6,887,076) (10,843,559)
Net loss allocable to
 common stockholders......  (5,664,627) (10,244,776)   (7,639,909) (11,025,259)
Basic and diluted net loss
 per share allocable to
 common stockholders......       (0.49)       (0.89)        (0.66)       (0.79)

14. Subsequent Event

  On February 27, 2001, the Company revised its agreement with Sanofi-Synthelabo for Picovir(TM), the Company's most advanced drug candidate. The original agreement signed in 1995 provided the Company with exclusive rights to develop and commercialize the product in the United States and Canada. Under the revised agreement, the Company expanded its intellectual property position, eliminated obligations for future milestone payments, reduced royalty rate obligations to Sanofi-Synthelabo on future sales of products, if any, under certain conditions, in exchange for a reduction of royalty rate obligations by Sanofi-Synthelabo to the Company on future sales of products, if any, under certain conditions, outside of the United States and Canada and the issuance of 750,000 shares of the Company's common stock. In connection with the issuance of 750,000 shares of common stock, the Company will record a non-cash charge of $16,500,000 in the first quarter of 2001.

                                 EXHIBIT INDEX

 Exhibit Description
 ------- -----------

 11      Statement of Computation of Loss Per Share.

 12.1    Schedule of Ratio of Earnings to Fixed Charges.

 23      Consent of KPMG LLP.

 24      Power of Attorney (included on signature page).