Form 10-Q
period 2001-03-31
VIROPHARMA INC
filed 2001-05-11
CIK 946840

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10-Q



        [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2001

                                      or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days: Yes X No ____
                                       ---

Number of shares outstanding of the issuer's Common Stock, par value $.002 per share, as of May 11, 2001: 18,628,612 shares.

                            VIROPHARMA INCORPORATED

                                     INDEX


PART I.   FINANCIAL INFORMATION

                                                                                                   Page
                                                                                                   ----
     Item 1.  Financial Statements:

       Balance Sheets at December 31, 2000 and March 31, 2001                                        3


       Statements of Operations for the three months ended March 31, 2000 and 2001 and               4
          the period from December 5, 1994 (inception) to March 31, 2001

       Statements of Cash Flows for the three months ended March 31, 2000 and 2001 and               5
          the period from December 5, 1994 (inception)  to March 31, 2001

       Notes to Financial Statements                                                                 6

     Item 2.  Management's Discussion and Analysis of Financial Condition and                        8
              Results of Operations.

     Item 3.  Quantitative and Qualitative Disclosures About Market Risk                             10


PART II.  OTHER INFORMATION

     Item 2.  Changes in Securities                                                                  10

     Item 5.  Other Information                                                                      10

     Item 6.  Exhibits and Reports on Form 8-K                                                       10

              Signatures                                                                             12

PART I.   FINANCIAL INFORMATION
---------------------------------
ITEM 1.   FINANCIAL STATEMENTS

                                                      ViroPharma Incorporated
                                                   (A Development Stage Company)
                                                          Balance Sheets
                                               December 31, 2000 and March 31, 2001

                                                                                        December 31,           March 31,
                                                                                            2000                 2001
                                                                                       --------------       --------------
                                         Assets                                            Audited             Unaudited
                                                                                       --------------       --------------
Current assets:
  Cash and cash equivalents                                                            $      960,355            8,678,838
  Short-term investments                                                                  202,374,825          181,391,117
  Notes receivable from officers - current                                                    111,895              102,094
  Due from partner                                                                          3,979,408            1,291,053
  Other current assets                                                                      3,980,430            3,444,822
                                                                                       --------------       --------------
        Total current assets                                                              211,406,913          194,907,924
Equipment and leasehold improvements, net                                                   5,055,935            5,137,264
Restricted investments                                                                        550,000              550,000
Notes receivable from officers - noncurrent                                                   332,930              332,930
Debt issue costs, net                                                                       5,047,153            4,842,539
Other assets                                                                                   45,899               45,899
                                                                                       --------------       --------------
        Total assets                                                                   $  222,438,830          205,816,556
                                                                                       ==============       ==============
                          Liabilities and Stockholders' Equity
Current liabilities:
  Accounts payable                                                                          3,546,643            1,602,372
  Loans payable - current                                                                     200,000              200,000
  Deferred revenue - current                                                                1,000,000            1,000,000
  Accrued expenses and other current liabilities                                           10,380,639            8,072,415
                                                                                       --------------       --------------
        Total current liabilities                                                          15,127,282           10,874,787
Loans payable - noncurrent                                                                    325,000              275,000
Deferred revenue - noncurrent                                                               3,000,000            2,750,000
Convertible subordinated notes                                                            180,000,000          180,000,000
                                                                                       --------------       --------------
                                                                                          198,452,282          193,899,787
                                                                                       --------------       --------------
Commitments
Stockholders' equity:
  Preferred stock, par value $.001 per share. 5,000,000 shares authorized;
   Series A convertible participating preferred stock; 2,300,000 issued and outstanding at December 31, 2000 and March 31, 2001 (liquidation value
   $14,547,031)                                                                                 2,300                2,300
  Series A junior participating preferred stock; 200,000 shares designated;
   no shares issued and outstanding                                                                 -                    -
  Common stock, par value $.002 per share. Authorized 100,000,000 shares; issued and outstanding 15,450,349 shares at December 31, 2000 and 16,275,712 shares
   at March 31, 2001                                                                           30,900               32,551
  Additional paid-in capital                                                              143,452,825          160,192,722
  Deferred compensation                                                                      (990,234)          (1,118,502)
  Unrealized gains on available for sale securities                                         1,229,131            1,715,353
  Deficit accumulated during the development stage                                       (119,738,374)        (148,907,655)
                                                                                       --------------       --------------
        Total stockholders' equity                                                         23,986,548           11,916,769
                                                                                       --------------       --------------
        Total liabilities and stockholders' equity                                     $  222,483,830          205,816,556
                                                                                       ==============       ==============

See accompanying notes to financial statements.

                            ViroPharma Incorporated
                         (A Development Stage Company)

                           Statements of Operations
                                 (unaudited)
              Three months ended March 31, 2000 and 2001 and the
          period from December 5, 1994 (inception) to March 31, 2001

                                                                                                               Period from
                                                                                                             December 5, 1994
                                                                               Three months ended             (inception) to
                                                                                    March 31,                   March 31,
                                                                            2000               2001                2001
                                                                       ---------------     -------------     ---------------
Revenues:
  License fee and milestone revenue                                          1,250,000         2,250,000           8,250,000
  Grant revenue                                                                      -                 -             526,894
                                                                       ---------------     -------------     ---------------
      Total revenues                                                         1,250,000         2,250,000           8,776,894
                                                                       ---------------     -------------     ---------------

Operating expenses incurred in the development stage:

    Research and development                                                 6,553,477        11,900,026         121,125,895
    Acquisiton of technology rights                                                  -        16,500,000          16,500,000
    General and administrative                                               2,060,653         3,546,788          27,622,821
                                                                       ---------------     -------------     ---------------
      Total operating expenses                                               8,614,130        31,946,814         165,248,716
                                                                       ---------------     -------------     ---------------
      Loss from operations                                                  (7,364,130)      (29,696,814)       (156,471,822)
Interest income                                                              1,596,649         3,407,317          20,775,514
Interest expense                                                             1,002,447         2,879,784          13,211,347
                                                                       ---------------     -------------     ---------------
      Net loss                                                              (6,769,928)      (29,169,281)       (148,907,655)
                                                                       ---------------     -------------     ===============

Preferred stock dividends                                                      181,838           181,837
                                                                       ---------------     -------------
Net loss allocable to common stockholders                                   (6,951,766)      (29,351,118)
                                                                       ===============     =============

Basic and diluted net loss per share allocable
 to common stockholders                                                          (0.46)            (1.87)
                                                                       ===============     =============

Shares used in computing basic and diluted
 net loss per share allocable to common
 stockholders                                                               15,112,610        15,663,836
                                                                       ===============     =============

See accompanying notes to financial statements.

                            ViroPharma Incorporated
                         (A Development Stage Company)

                           Statements of Cash Flows
                                  (unaudited)
              Three months ended March 31, 2000 and 2001 and the
          period from December 5, 1994 (inception) to March 31, 2001

                                                                                                                     Period from
                                                                                                                   December 5, 1994
                                                                                     Three months ended             (inception) to
                                                                                          March 31,                     March 31,
                                                                                     2000             2001                2001
                                                                                --------------     -----------         ------------
Cash flows from operating activities:
  Net loss                                                                      $   (6,769,928)    (29,169,281)        (148,907,655)
  Adjustments to reconcile net loss to net cash
  used in operating activities:
      Non-cash acquisition of technology rights                                              -      16,500,000           16,500,000
      Non-cash compensation expense                                                     38,189        (128,268)             770,835
      Non-cash warrant value                                                                 -               -              153,751
      Non-cash consulting expense                                                            -               -               46,975
      Non-cash interest expense                                                         66,735         204,614              882,877
      Depreciation and amortization expense                                            175,278         284,127            2,501,765
      Changes in assets and liabilities:
        Other current assets                                                        (2,862,626)        535,608           (3,444,822)
        Notes receivable from officers                                                   9,801           9,801             (435,024)
        Due from partner                                                                     -       2,688,355           (1,291,053)
        Other assets                                                                         -               -              (45,899)
        Accounts payable                                                               291,682      (1,944,271)           1,602,372
        Deferred revenue                                                              (250,000)       (250,000)           3,750,000
        Accrued expenses and other current liabilities                                  19,567      (2,308,224)           8,072,415
                                                                                --------------     -----------         ------------
      Net cash used in operating activities                                         (9,281,302)    (13,577,539)        (119,843,463)

Cash flows from investing activities:
  Purchase of equipment and leasehold improvements                                    (635,385)       (365,456)          (7,639,029)
  Purchase of short-term investments                                              (155,832,690)     (8,316,170)        (486,980,481)
  Sales of short-term investments                                                            -               -            9,680,414
  Maturities of short-term investments                                               8,829,303      29,786,100          297,074,303
                                                                                --------------     -----------         ------------
        Net cash (used in) provided by investing activities                       (147,638,772)     21,104,474         (187,864,793)

Cash flows from financing activities:
  Net proceeds from issuance of preferred stock                                              -               -           27,242,143
  Net proceeds from issuance of common stock                                           772,583         423,385          114,842,131
  Preferred stock cash dividends                                                      (181,838)       (181,837)          (1,090,889)
  Proceeds from loans payable and milestone advance                                          -               -            2,100,000
  Payment of loans payable                                                             (50,000)        (50,000)          (1,625,000)
  Proceeds received on notes receivable                                                      -               -                1,625
  Gross proceeds from notes payable                                                180,000,000               -          180,692,500
  Issuance costs on notes payable                                                   (5,605,778)              -           (5,725,416)
  Payment of notes payable                                                                   -               -              (50,000)
  Obligation under capital lease                                                        (2,807)              -                    -
                                                                                --------------     -----------         ------------
        Net cash provided by financing activities                                  174,932,160         191,548          316,387,094

Net increase in cash and cash equivalents                                           18,012,086       7,718,483            8,678,838
Cash and cash equivalents at beginning of period                                     6,984,707         960,355                    -
                                                                                --------------     -----------         ------------
Cash and cash equivalents at end of period                                      $   24,996,793       8,678,838            8,678,838
                                                                                ==============     ===========         ============

Supplemental disclosure of noncash transactions:
  Conversion of milestone advance to loan payable                                            -               -            1,000,000
  Unrealized gains (losses) on available for sale securities                          (285,062)        486,222            1,715,353
Supplemental disclosure of interest paid                                                14,461       5,410,170           11,399,720

                See accompanying notes to financial statements.

                            ViroPharma Incorporated
                         (A Development Stage Company)

                         Notes to Financial Statements

                            March 31, 2000 and 2001
                                  (unaudited)

(1)  Organization and Business Activities

ViroPharma Incorporated (a development stage Company) (the "Company") commenced operations on December 5, 1994. The Company is a development stage pharmaceutical company engaged in the discovery and development of new antiviral medicines.

The Company is devoting substantially all of its efforts towards conducting drug discovery and development, raising capital, conducting clinical trials, pursuing regulatory approval for products under development, recruiting personnel and building infrastructure. In the course of such activities, the Company has sustained operating losses and expects such losses to continue for the foreseeable future. The Company has not generated any significant revenues or product sales and has not achieved profitable operations or positive cash flow from operations. The Company's deficit accumulated during the development stage aggregated $148,907,655 through March 31, 2001. There is no assurance that profitable operations, if ever achieved, could be sustained on a continuing basis.

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

Basis of Presentation

The information at March 31, 2001 and for the three months ended March 31, 2000 and 2001, is unaudited but includes all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary to state fairly the financial information set forth therein in accordance with accounting principles generally accepted in the United States of America. The interim results are not necessarily indicative of results to be expected for the full fiscal year. These financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2000 included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission.

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

The following reconciles net loss to comprehensive loss for the three-months ended March 31, 2000 and 2001:

                                               2000         2001
                                               ----         ----

     Net loss                              $(6,769,928)  (29,169,281)

     Other comprehensive income (loss):

          Unrealized gains (losses) on
          available for sale securities       (285,062)      486,222
                                           -----------   -----------

     Comprehensive loss                    $(7,054,990)  (28,683,059)
                                           ===========   ===========

                            ViroPharma Incorporated
                         (A Development Stage Company)

                         Notes to Financial Statements


(3)  Acquisition of Technology Rights

On February 27, 2001, the Company revised its agreement with Sanofi-Synthelabo for Picovir(TM), the Company's most advanced drug candidate. The original agreement signed in 1995 provided the Company with exclusive rights to develop and commercialize the product in the United States and Canada. Under the revised agreement, the Company expanded its intellectual property position, eliminated obligations for future milestone payments, reduced royalty rate obligations to Sanofi-Synthelabo on future sales of products, if any, under certain conditions, in exchange for a reduction of royalty rate obligations by Sanofi-Synthelabo to the Company on future sales of products, if any, under certain conditions, outside of the United States and Canada and the issuance of 750,000 shares of the Company's common stock. Included in the quarter ended March 31, 2001 is a non-cash charge of $16.5 million resulting from the issuance of 750,000 shares of common stock to Sanofi-Synthelabo in exchange for the expansion of the Company's intellectual property rights related to Picovir(TM), the Company's most advanced product candidate, as these additional intellectual Property rights licensed from Sanofi-Synthelabo have not reached technological feasibility and have no alternative uses.

(4) Subsequent Event

Effective on May 7, 2001, pursuant to the terms of our Seris A Convertible Participating Preferred Stock, 2,300,000 shares of preferred stock were converted into 2,346,295 shares of common stock.

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

  Any or all of our forward-looking statements in this report may turn out to be wrong. They can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties. Many factors, including those mentioned in the discussion below and those described in the "Risk Factors" discussion in our most recent annual report on Form 10-K filed with the Securities and Exchange Commission, will be important in determining future results. Consequently, no forward-looking statement can be guaranteed. Actual future results may vary materially. We do not intend to update our forward-looking statements to reflect future events or developments.

  Since inception, we have devoted substantially all of our resources to our research and product development programs. ViroPharma has generated no revenues from product sales and has been dependent upon funding primarily from equity and debt financing. We do not expect any revenues from product sales for at least the next twelve months. We have not been profitable since inception and have incurred a cumulative net loss of $148,907,655 through March 31, 2001. Losses have resulted principally from costs incurred in research and development activities and general and administrative expenses. We expect to incur additional operating losses over at least the next several years. We expect such losses to increase significantly over historical levels, primarily due to expected increases in our research and development expenses, and further clinical trials of our most advanced drug candidate, Picovir(TM). Also, we expect to incur expenses related to our marketing and market research activities for Picovir(TM), our development of a marketing and sales staff and further research and development related to our hepatitis C and respiratory syncytial virus (RSV) disease product candidates. Our ability to achieve profitability is dependent on developing and obtaining regulatory approvals for our product candidates, successfully commercializing such product candidates (which may include entering into collaborative agreements for product development and commercialization), and securing contract manufacturing services and distribution and logistics services.


Liquidity and Capital Resources

  We commenced operations in December 1994. We are a development stage company and to date have not generated revenues from product sales. The cash flows used in operations are primarily for research and development activities and the supporting general and administrative expenses. Through March 31, 2001, we have used approximately $119.8 million in operating activities. We invest our cash in short-term investments. Through March 31, 2001, we have used approximately $187.9 million in investing activities, including $180.3 million in short-term investments and $7.6 million in equipment purchases and new construction. Through March 31, 2001, we have financed our operations primarily through public offerings of common stock, a convertible subordinated notes offering, private placements of redeemable preferred stock, two bank loans, equipment lease lines and a milestone advance totaling approximately $316.4 million. At March 31, 2001, we had cash and cash equivalents and short-term investments aggregating approximately $190.1 million.

  We lease our corporate and research and development facilities under an operating lease expiring in 2008. We also have the right, under certain circumstances, to purchase the facility. We have exercised our right to expand our current facility by 16,500 square feet. We expect to incur an estimated $3.0 million of capital expenditures in connection with this expansion. We expect that we will incur these expenses in the second half of 2001 and the first quarter of 2002. In addition, we expect that rent expense in future years will increase approximately $200,000 per year, commencing in early 2002. We have financed substantially all of our equipment under two bank loans and two master lease agreements. The first bank loan, which we entered into in February 1997, is for $600,000, is payable in equal monthly installments over 72 months and has a 9.06% interest rate. The second bank loan, which we entered into in December 1998, is for $500,000, is payable in equal monthly installments over 60 months and has a 7.25% interest rate. In addition, we paid off a $1.0 million loan to

Boehringer Ingelheim in August 2000. We also have paid off both of the lease agreements. As of April 1, 2001, aggregate outstanding borrowings under these bank loans were $475,000.

  We amended and restated our agreement with Sanofi-Synthelabo in February 2001. Under this agreement, we are required to make royalty payments on any sales in the United States and Canada of products developed under the agreement, which royalty payments will be reduced upon the expiration of the last patent on Picovir(TM) or any related drug.

  We currently are negotiating commercial supply agreements for Picovir(TM) with drug substance and final product manufacturers and with drug micronizers, and we expect that we may pay up to approximately $6.0 million during 2001 under these arrangements.

  We have incurred losses from operations since inception. We expect to incur additional operating losses over at least the next several years. We expect to incur such losses at an increasing rate over at least the next several years primarily due to expected increases in our research and development expenses, and further clinical trials and clinical development of our most advanced product candidate, Picovir(TM). We expect to increase spending significantly over historical levels during 2001 as we conduct additional clinical trials and supporting studies for the potential expansion of the use of Picovir(TM). Also, we expect to incur significant expenses for Picovir(TM) marketing and market research activities, our development of a marketing and sales staff and building the requisite infrastructure. In addition, we anticipate that our investments in further research and development related to our hepatitis C and RSV disease product candidates will increase over historical levels. We expect to increase spending over historical levels for at least the next six months for our hepatitis C and RSV disease product candidates in connection with an anticipated exploratory clinical trial with VP50406 for the treatment of hepatitis C and the safety studies with VP14637 for the treatment of RSV disease. We expect our spending in the general and administrative areas to increase modestly during 2001.

  We expect that we will need to raise additional funds to continue our business activities, fund debt service and to further expand our facilities. We have convertible notes payable in the amount of $180.0 million. These notes bear interest at 6% per annum and become due in March 2007. We may need additional financing to complete all clinical studies, to develop our marketing and sales staffs for Picovir(TM) and to build the requisite infrastructure. We expect that we will need additional financing for the development and required testing of our hepatitis C and RSV disease compounds, and for any other product candidates. To obtain this financing, we intend to access the public or private equity or debt markets or enter into additional arrangements with corporate collaborators to whom we may issue shares of our stock. For example, in connection with our collaboration and license agreement, American Home Products Corporation will purchase our common stock at a market value premium at the time of completion of certain product development stages. If we raise additional capital by issuing equity securities, the terms and prices for these financings may be much more favorable to the new investors than the terms obtained by our existing stockholders. These financings also may dilute the ownership of existing stockholders. Collaborative arrangements may require us to grant product development programs or licenses to third parties for products that we might otherwise seek to develop or commercialize ourselves. Additional financing, however, may not be available on acceptable terms from any source. If sufficient additional financing is not available, we may need to delay, reduce or eliminate current research and development programs or other aspects of our business.


Results of Operations

Quarters ended March 31, 2001 and 2000

  We earned license fee and milestone revenue from our hepatitis C collaboration with American Home Products of $2,250,000 for the quarter ended March 31, 2001 and $1,250,000 for the quarter ended March 31, 2000. Research and development expenses increased to $11,900,026 for the quarter ended March 31, 2001 from $6,553,477 for the quarter ended March 31, 2000. The increase was principally due to the completion of two large phase 3 clinical trials with Picovir(TM) for the treatment of viral respiratory infection in adults. In addition, we were conducting patient studies with VP50406 for the treatment of hepatitis C, safety studies with VP14637 for the treatment of respiratory syncytial virus (RSV) disease and conducting substantial discovery research activities on additional development candidates for both hepatitis C and RSV diseases. General and administrative expenses increased to $3,546,788 for the quarter ended March 31, 2001 from $2,060,653 for the quarter ended March 31, 2000. The increase is due to pre-marketing expenses related to Picovir(TM), employee related expenses, and business development activities. Interest expense and interest income increased substantially in the quarter ended March 31, 2001 compared to the same period in 2000. The increases are due to the investing of proceeds and the related interest expense on $180 million convertible subordinated debentures issued in March of 2000 which pay 6% interest per annum. The net loss increased to $29,169,281 for the quarter ended March 31, 2001 from $6,769,928 for the quarter ended March 31, 2000. Included in the quarter ended March 31, 2001 is a non-cash charge of $16.5 million resulting from the issuance of 750,000 shares of common stock to Sanofi-Synthelabo in exchange for the expansion of our intellectual property rights related to Picovir(TM), our most advanced product candidate, as these additional intellectual property rights licensed from Sanofi-Synthelabo have not reached technological feasibility and have no alternative uses.


ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk

   Our holdings of financial instruments are comprised of a mix of U.S. corporate debt, government securities and commercial paper. All such instruments are classified as securities available for sale. Our debt security portfolio represents funds held temporarily pending use in our business and operations. We manage these funds accordingly. We seek reasonable assuredness of the safety of principal and market liquidity by investing in rated fixed income securities while at the same time seeking to achieve a favorable rate of return. Our market risk exposure consists principally of exposure to changes in interest rates. Our holdings are also exposed to the risks of changes in the credit quality of issuers. We typically invest in the shorter-end of the maturity spectrum. The principal amount and weighted average interest rate of our investment portfolio at March 31,2001 was $181,391,117 and approximately 6.3%, respectively.

  We have $180 million of convertible subordinated notes due 2007. The notes are convertible into shares of our common stock at a price of $109.15 per share, subject to certain adjustments. The notes bear interest at a rate of 6% per annum, payable semi-annually in arrears, and can be redeemed by us, at certain premiums over the principal amount, at any time on or after March 6, 2003.

                          PART II - OTHER INFORMATION
                         ----------------------------

ITEM 2.  Changes in Securities
-------------------------------

     On February 27, 2001 we issued 750,000 shares of our common stock to Sanofi-Synthelabo in exchange for exclusive rights in North America under certain patents owned by Sanofi-Synthelabo. We believe that this transaction was exempt from registration under Section 4(2) of the Securities Act of 1933, as amended, because the transaction did not involve a public offering.

ITEM 5.  Other Information

  Several major pharmaceutical companies have entered into standstill agreements with us as part of our discussions with them regarding a copromotion and codevelopment relationship for Picovir(TM), our most advanced product candidate. Generally, the standstill agreements prohibit these companies from acquiring in excess of a certain percentage of our stock, or seeking to effect a merger with or acquisition of us, without our consent for a stated period of time.

  In May 1999, we entered into an Investment Agreement with Perseus-Soros BioPharmaceutical Fund, L.P. (the predecessor to PSV, LP) in which PSV was granted rights to demand registration of the stock issued to it under that agreement. In May 2001 PSV sent us a notice requesting that we file a registration statement for that stock. The registration statement will cover 2,346,295 shares of common stock and warrants exercisable for 595,000 shares of common stock.

ITEM 6.  Exhibits and Reports on Form 8-K

      (a)  List of Exhibits:

           10.32+ First Amended and Restated Agreement dated February 27, 2001 between Sanofi-Synthelabo and ViroPharma Incorporated.

           10.33 Stock Purchase Agreement dated February 27, 2001 between Sanofi-Synthelabo and ViroPharma Incorporated.

             + Portions of this exhibit were omitted and filed separately with the Securities and Exchange Commission pursuant to an application for confidential treatment.

      (b)    Reports on Form 8-K:

             We filed the following Current Reports on Form 8-K during the quarter ended March 31, 2001:

               (i) We filed a Current Report on Form 8-K dated March 16, 2001 to report, pursuant to item 5, a set of "Frequently Asked Questions" describing information that experience has demonstrated to be often requested by analysts and investors, and the answers to these questions.

               (ii) We filed a Current Report on Form 8-K dated March 15, 2001 to report, pursuant to item 5, a preliminary analyses of the results from two pivotal studies with Picovir(TM) (pleconaril), for the treatment of viral respiratory infection (often referred to as the common cold) in adults.

               (iii) We filed a Current Report on Form 8-K dated March 1, 2001 to report, pursuant to item 5, a set of "Frequently Asked Questions" describing information that experience has demonstrated to be often requested by analysts and investors, and the answers to these questions.

               (iv) We filed a Current Report on Form 8-K dated February 27, 2001 to report, pursuant to item 5, that Company the revised its agreement with Sanofi-Synthelabo for Picovir(TM) (pleconaril).

               (v) We filed a Current Report on Form 8-K dated February 15, 2001 to report, pursuant to item 5, our financial results for fourth quarter and fiscal year ended December 31, 2000.

               (vi) We filed a Current Report on Form 8-K dated February 13, 2001 to report, pursuant to item 5, the election of Paul
                      A. Brooke to our board of directors.

               (vii) We filed a Current Report on Form 8-K dated January 10, 2001 to report, pursuant to item 5, a set of "Frequently Asked Questions" describing information that experience has demonstrated to be often requested by analysts and investors, and the answers to these questions.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                VIROPHARMA INCORPORATED


Date: May 11, 2001              By:       /s/ Michel de Rosen
                                    -------------------------------------
                                    Michel de Rosen
                                    President and Chief Executive Officer
                                    (Principal Executive Officer)


                                By:       /s/ Vincent J. Milano
                                    ----------------------------------
                                    Vincent J. Milano
                                    Vice President, Chief Financial Officer and
                                    Treasurer
                                    (Principal Financial and Accounting Officer)

                                 Exhibit Index
         --------------------------------------------------------------

Exhibit    Description

10.32+ First Amended and Restated Agreement dated February 27, 2001 between Sanofi-Synthelabo and ViroPharma Incorporated.

10.33 Stock Purchase Agreement dated February 27, 2001 between Sanofi-Synthelabo and ViroPharma Incorporated.

           + Portions of this exhibit were omitted and filed separately with the Securities and Exchange Commission pursuant to an application for confidential treatment.