Form 10-Q
period 2001-06-30
VIROPHARMA INC
filed 2001-08-10
CIK 946840

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2001

                                       or

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

Number of shares outstanding of the issuer's Common Stock, par value $.002 per share, as of August 6, 2001: 18,696,372 shares.

                             VIROPHARMA INCORPORATED

                                      INDEX


PART I.   FINANCIAL INFORMATION



                                                                                                       Page
                                                                                                       ----
  Item 1.  Financial Statements:

    Balance Sheets at December 31, 2000 and June 30, 2001                                               3


    Statements of Operations for the three months ended June 30, 2000 and 2001, the six                 4
         months ended June 30, 2000 and 2001, and the period from December 5, 1994 (inception)
         to June 30, 2001


    Statements of Cash Flows for the six months ended June 30, 2000 and 2001 and the period from        5
         December 5, 1994 (inception)  to June 30, 2001

    Notes to Financial Statements                                                                       6

  Item 2.  Management's Discussion and Analysis of Financial Condition and                              8
           Results of Operations.
  Item 3.  Quantitative and Qualitative Disclosures About Market Risk                                  11


PART II.   OTHER INFORMATION


  Item 4.    Submission of Matters to Vote by Security Holders                                         11

  Item 6.    Exhibits and Reports on Form 8-K                                                          11

             Signatures                                                                                13

PART I.     FINANCIAL INFORMATION
---------------------------------
ITEM 1.      FINANCIAL STATEMENTS

                             ViroPharma Incorporated
                          (A Development Stage Company)
                                 Balance Sheets
                                  (unaudited)
                      December 31, 2000 and June 30, 2001


                                                                                                 December 31,         June 30,
                                                                                                     2000               2001
                                                                                               -----------------   ----------------
                                 Assets
Current assets:
     Cash and cash equivalents                                                                $        960,355     $     5,540,209
     Short-term investments                                                                        202,374,825         173,426,500
     Notes receivable from officers - current                                                          111,895              93,377
     Due from partner                                                                                3,979,408           1,291,053
     Other current assets                                                                            3,980,430           3,339,176
                                                                                               -----------------   ----------------
               Total current assets                                                                211,406,913         183,690,315
Equipment and leasehold improvements, net                                                            5,055,935           5,671,263
Restricted investments                                                                                 550,000             550,000
Notes receivable from officers - noncurrent                                                            332,930             332,930
Debt issue costs, net                                                                                5,047,153           4,637,924
Other assets                                                                                            45,899              45,899
                                                                                               -----------------   ----------------
               Total assets                                                                   $    222,438,830     $   194,928,331
                                                                                               =================   ================
                            Liabilities and Stockholders' Equity
Current liabilities:
     Accounts payable                                                                         $      3,546,643     $     2,647,596
     Loans payable - current                                                                           200,000             200,000
     Deferred revenue - current                                                                      1,000,000           1,000,000
     Accrued expenses and other current liabilities                                                 10,380,639           8,251,375
                                                                                               -----------------   ----------------
               Total current liabilities                                                            15,127,282          12,098,971
Loans payable - noncurrent                                                                             325,000             225,000
Deferred revenue - noncurrent                                                                        3,000,000           2,500,000
Convertible subordinated notes                                                                     180,000,000         180,000,000
                                                                                               -----------------   ----------------
                                                                                                   198,452,282         194,823,971
                                                                                               -----------------   ----------------
Commitments
Stockholders' equity:
     Preferred stock, par value $.001 per share.  5,000,000 shares authorized;
        Series A convertible participating preferred stock; 2,300,000 issued and outstanding
        at December 31, 2000 and no shares issued and outstanding at June 30, 2001                       2,300                   -
     Series A junior participating preferred stock; 200,000 shares designated;
        no shares issued and outstanding                                                                     -                   -
     Common stock, par value $.002 per share. Authorized 100,000,000 shares;
       issued and outstanding 15,450,349 shares at December 31, 2000 and
       18,675,935 shares at June 30,  2001                                                              30,900              37,352
     Additional paid-in capital                                                                    143,452,825         160,548,527
     Deferred compensation                                                                            (990,234)         (1,038,932)
     Unrealized gains on available for sale securities                                               1,229,131           1,097,021
     Deficit accumulated during the development stage                                             (119,738,374)       (160,539,608)
                                                                                               -----------------   ----------------
               Total stockholders' equity                                                           23,986,548             104,360
                                                                                               -----------------   ----------------
               Total liabilities and stockholders' equity                                     $    222,438,830     $   194,928,331
                                                                                               =================   ================

See accompanying notes to financial statements.

                             ViroPharma Incorporated
                          (A Development Stage Company)

                            Statements of Operations
                                   (unaudited)
                   Three months ended June 30, 2000 and 2001,
              the six months ended June 30, 2000 and 2001, and the
            period from December 5, 1994 (inception) to June 30, 2001

                                                                                                               Period from
                                                                                                             December 5, 1994
                                                  Three months ended                 Six months ended         (inception) to
                                                        June 30,                           June 30,               June 30,
                                                2000              2001             2000             2001           2001
                                           ---------------   ---------------  ---------------  ------------------------------
Revenues:
  License fee and milestone revenue        $      250,000    $      250,000   $    1,500,000   $    2,500,000  $   8,500,000
  Grant revenue                                         -                 -                -                -        526,894
                                           ---------------   ---------------  ---------------  ------------------------------
      Total revenues                              250,000           250,000        1,500,000        2,500,000      9,026,894
                                           ---------------   ---------------  ---------------  ------------------------------

Operating expenses incurred in the
  development stage:
    Research and development                    4,219,869         7,001,439       10,773,347       18,901,465    128,127,334
    Acquisition of technology rights                    -                 -                -       16,500,000     16,500,000
    General and administrative                  1,898,170         5,104,439        3,958,823        8,651,226     32,727,259
                                           ---------------   ---------------  ---------------  ------------------------------
      Total operating expenses                  6,118,039        12,105,878       14,732,170       44,052,691    177,354,593
                                           ---------------   ---------------  ---------------  ------------------------------
      Loss from operations                     (5,868,039)      (11,855,878)     (13,232,170)     (41,552,691)  (168,327,699)
Interest income                                 3,415,851         3,137,882        5,012,500        6,545,199     23,913,396
Interest expense                                2,937,056         2,913,957        3,939,502        5,793,742     16,125,305
                                           ---------------   ---------------  ---------------  ------------------------------
      Net loss                             $   (5,389,244)   $  (11,631,953)  $  (12,159,172)  $  (40,801,234) $(160,539,608)
                                           ===============   ===============  ===============  ==============================

Preferred stock dividends                         181,838           163,405          363,676          345,242
                                           ---------------   ---------------  ---------------  ---------------
Net loss allocable to common stockholders  $   (5,571,082)   $  (11,795,358)  $  (12,522,848)  $  (41,146,476)
                                           ===============   ===============  ===============  ===============

Basic and diluted net loss per share
 allocable to common stockholders          $        (0.37)   $        (0.67)  $        (0.83)  $        (2.47)
                                           ===============   ===============  ===============  ===============

Shares used in computing basic and diluted
 net loss per share allocable to common
 stockholders                                  15,179,702        17,624,349       15,146,156       16,649,369
                                           ===============   ===============  ===============  ===============


See accompanying notes to financial statements.

                             ViroPharma Incorporated
                          (A Development Stage Company)

                            Statements of Cash Flows
                                   (unaudited)
                 Six months ended June 30, 2000 and 2001 and the
            period from December 5, 1994 (inception) to June 30, 2001


                                                                                                                      Period from
                                                                                                                    December 5, 1994
                                                                                   Six months ended                  (inception) to
                                                                                       June 30,                         June 30,
                                                                              2000                  2001                  2001
                                                                        ------------------    -----------------    -----------------
Cash flows from operating activities:
     Net loss                                                           $   (12,159,172)      $   (40,801,234)     $   (160,539,608)
     Adjustments to reconcile net loss to net cash
     used in operating activities:
           Non-cash acquisition of technology rights                                  -            16,500,000            16,500,000
           Non-cash compensation expense                                         44,580               168,177             1,067,280
           Non-cash warrant value                                                     -                     -               153,751
           Non-cash consulting expense                                                -                     -                46,975
           Non-cash interest expense                                            269,035               409,229             1,087,492
           Depreciation and amortization expense                                402,637               611,532             2,829,170
           Changes in assets and liabilities:
               Other current assets                                          (2,534,901)              641,254            (3,339,176)
               Notes receivable from officers                                    19,602                18,518              (426,307)
               Due from partner                                              (1,274,585)            2,688,355            (1,291,053)
               Other assets                                                      36,000                     -               (45,899)
               Accounts payable                                                  80,870              (899,047)            2,647,596
               Deferred revenue                                                (500,000)             (500,000)            3,500,000
               Accrued expenses and other current liabilities                   828,509            (2,129,264)            8,251,375
                                                                        ------------------    -----------------    -----------------
           Net cash used in operating activities                            (14,787,425)          (23,292,480)         (129,558,404)

Cash flows from investing activities:
     Purchase of equipment and leasehold improvements                        (1,128,476)           (1,226,860)           (8,500,433)
     Purchase of short-term and restricted investments                     (188,217,089)          (95,056,895)         (573,721,206)
     Sales of short-term investments                                                  -                     -             9,680,414
     Maturities of short-term investments                                    24,645,995           123,873,110           391,161,313
                                                                        ------------------    -----------------    -----------------
               Net cash (used in) provided by investing activities         (164,699,570)           27,589,355          (181,379,912)

Cash flows from financing activities:
     Net proceeds from issuance of preferred stock                                    -                     -            27,242,143
     Net proceeds from issuance of common stock                                 782,204               728,221           115,146,967
     Preferred stock cash dividends                                            (363,676)             (345,242)           (1,254,294)
     Proceeds from loans payable and milestone advance                                -                     -             2,100,000
     Payment of loans payable                                                  (100,000)             (100,000)           (1,675,000)
     Proceeds received on notes receivable                                            -                     -                 1,625
     Gross proceeds from notes payable                                      180,000,000                     -           180,692,500
     Issuance costs on notes payable                                         (5,725,416)                    -            (5,725,416)
     Payment of notes payable                                                         -                     -               (50,000)
     Obligation under capital lease                                              (2,807)                    -                     -
                                                                        ------------------    -----------------    -----------------
               Net cash provided by financing activities                    174,590,304               282,979           316,478,525
Net increase (decrease) in cash and cash equivalents                         (4,896,691)            4,579,854             5,540,209
Cash and cash equivalents at beginning of period                              6,984,707               960,355                     -
                                                                        ------------------    -----------------    -----------------
Cash and cash equivalents at end of period                              $     2,088,016       $     5,540,209      $      5,540,209
                                                                        ==================    =================    =================

Supplemental disclosure of noncash transactions:
     Conversion of milestone advance to loan payable                                  -                     -             1,000,000
     Unrealized gains (losses) on available for sale securities                 191,340              (132,110)            1,097,021
     Deferred Compensation                                                            -               216,875             2,106,212
Supplemental disclosure of interest paid                                         27,968             5,419,513            11,409,063

See accompanying notes to financial statements.

                             ViroPharma Incorporated
                          (A Development Stage Company)

                          Notes to Financial Statements

                             June 30, 2000 and 2001
                                   (unaudited)

 (1)   Organization and Business Activities

ViroPharma Incorporated (a development stage company) (the "Company") commenced operations on December 5, 1994. The Company is a development stage pharmaceutical company engaged in the discovery and development of new antiviral medicines.

The Company is devoting substantially all of its efforts towards conducting drug discovery and development, raising capital, conducting clinical trials, pursuing regulatory approval for products under development, recruiting personnel and building infrastructure. In the course of such activities, the Company has sustained operating losses and expects such losses to continue for the foreseeable future. The Company has not generated any significant revenues or product sales and has not achieved profitable operations or positive cash flow from operations. The Company's deficit accumulated during the development stage aggregated $160,539,608 through June 30, 2001. There is no assurance that profitable operations, if ever achieved, could be sustained on a continuing basis.

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

Reclassification

Certain prior year amounts have been reclassified to conform to current year presentation.

Basis of Presentation

The information at June 30, 2001 and for the three and six months ended June 30, 2000 and 2001, is unaudited but includes all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary to state fairly the financial information set forth therein in accordance with accounting principles generally accepted in the United States of America. The interim results are not necessarily indicative of results to be expected for the full fiscal year. These financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2000 included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission.

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

The following reconciles net loss to comprehensive loss for the quarter and six-month periods ended June 30, 2000 and 2001:


                                                Quarter ended               Six-month period ended
                                                   June 30,                        June 30,
                                            2000            2001             2000             2001
                                        -------------   -------------    -------------   --------------
Net loss                                $(5,389,244)    $(11,631,953)    $(12,159,172)    $(40,801,234)
Other comprehensive income (loss):
     Unrealized gains (losses) on
     available for sale securities          476,402         (618,332)         191,340         (132,110)
                                        -------------   -------------    -------------   --------------
Comprehensive loss                      $(4,912,842)    $(12,250,285)    $(11,967,832)    $(40,933,344)
                                        =============   =============    =============   ==============

                            ViroPharma Incorporated
                         (A Development Stage Company)

                         Notes to Financial Statements

(3)  Conversion of Preferred Stock

Effective May 7, 2001, pursuant to the terms of our Series A Convertible Participating Preferred Stock, 2,300,000 shares of preferred stock were converted into 2,346,295 shares of common stock.

(4)  Employee Stock Plan

In June 2001, the stockholders of the company approved an amendment to the Company's Stock Option and Restricted Share Plan (the "plan") to increase the number of shares eligible to grant under the plan by 1,000,000 shares and allow for the issuance of restricted shares.

(5)  Acquisition of Technology Rights

In February 2001, the Company revised its agreement with Sanofi-Synthelabo for Picovir(TM), the Company's most advanced drug candidate. The original agreement signed in 1995 provided the Company with exclusive rights to develop and commercialize the product in the United States and Canada. Under the revised agreement, the Company expanded its intellectual property position, eliminated obligations for future milestone payments, reduced royalty rate obligations to Sanofi-Synthelabo on future sales of products, if any, under certain conditions, in exchange for a reduction of royalty rate obligations by Sanofi-Synthelabo to the Company on future sales of products, if any, under certain conditions, outside of the United States and Canada and the issuance of 750,000 shares of the Company's common stock. Included in operating expenses in the six months ended June 30, 2001 is a non-cash charge of $16.5 million resulting from the issuance of 750,000 shares of common stock to Sanofi-Synthelabo in exchange for the expansion of the Company's intellectual property rights related to Picovir(TM), the Company's most advanced product candidate, as these additional intellectual property rights licensed from Sanofi-Synthelabo have not reached technological feasibility and have no alternative uses.


(6)  Subsequent Event

On July 3, 2001, ViroPharma filed a Form S-3 universal shelf registration statement with the Securities and Exchange Commission (the "SEC") for the registration and potential issuance of up to $300 million of ViroPharma securities, along with the common stock held by and common stock issuable upon exercise of warrants owned by PSV, LP ("PSV"). The registration statement has not yet been declared effective by the SEC. The registration statement will provide ViroPharma the flexibility to determine the type of security it chooses to sell, including common stock, preferred stock, warrants and debt securities, as well as the ability to time such sales when market conditions are favorable.

The securities covered by the universal shelf registration statement are being registered on a delayed basis because ViroPharma does not intend to sell securities immediately upon the effectiveness of the registration statement. The actual amount of any securities to be issued, and the terms of those securities, will be determined at the time of sale, if such sales occur.

The registration statement also registers the securities held by PSV. Under the terms of the investment agreement that ViroPharma entered into with PSV in 1999, in May 2001 ViroPharma converted the shares of preferred stock beneficially owned by PSV. PSV exercised rights granted to it in that same agreement to register the common stock beneficially owned by PSV and the common stock issuable upon the exercise of warrants beneficially owned by PSV. The two companies agreed to file a common shelf registration statement.

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

     Since inception, we have devoted substantially all of our resources to our research and product development programs. We have generated no revenues from product sales and have been dependent upon funding primarily from equity and debt financing. We do not expect any revenues from product sales for at least the next twelve months. We have not been profitable since inception and have incurred a cumulative net loss of $160,539,608 through June 30, 2001. Losses have resulted principally from costs incurred in research and development activities and general and administrative expenses. We expect to incur additional operating losses over at least the next several years. We expect such losses to increase over historical levels, primarily due to expected increases in our research and development expenses, further clinical trials of our most advanced drug candidate, Picovir(TM) . Also, we expect to incur expenses related to marketing and market research activities for Picovir(TM), our development of a marketing and sales staff and further research and development related to our hepatitis C and respiratory syncytial virus (RSV) disease product candidates. Our ability to achieve profitability is dependent on developing and obtaining regulatory approvals for our product candidates, successfully commercializing such product candidates (which may include entering into collaborative agreements for product development and commercialization), and securing contract manufacturing services and distribution and logistics services.

Liquidity and Capital Resources

     We commenced operations in December 1994. We are a development stage company and to date have not generated revenues from product sales. The cash flows used in operations are primarily for research and development activities and the supporting general and administrative expenses. Through June 30, 2001, we have used approximately $129.6 million in operating activities. We invest our cash in short-term investments. Through June 30, 2001, we have used approximately $181.4 million in investing activities, including $172.9 million in short-term investments and $8.5 million in equipment purchases and new construction. Through June 30, 2001, we have financed our operations primarily through public offerings of common stock, a convertible subordinated notes offering, private placements of redeemable preferred stock, two bank loans and equipment lease lines totaling approximately $316.5 million. At June 30, 2001, we had cash and cash equivalents and short-term investments aggregating approximately $179.0 million.

     We lease our corporate and research and development facilities under an operating lease expiring in 2008. We also have the right to expand the facility and, under certain circumstances, to purchase the facility. We have exercised our right to expand our current facility by 16,500 square feet. We expect to incur approximately $3.0 million of capital expenditures in connection with this expansion. We expect to incur these expenses over the next twelve months. We expect that rent expense in future years will increase approximately $200,000 per year, commencing in mid-2002. In addition, we are also negotiating for additional office space, which if we are successful, would result in an annual increase in rent expense of approximately $600,000 starting in mid-2002. We have financed substantially all of our equipment under two bank loans and two master lease agreements. The first bank loan, which we entered into in February 1997, is for $600,000, is payable in equal monthly installments over 72 months and has a 9.06% interest rate. The second bank loan, which we entered into in December 1998, is for $500,000, is payable in equal monthly installments over 60 months and has a 7.25% interest rate. We have paid off both of the lease agreements. As of June, 30 2001, aggregate outstanding borrowings under these bank loans were approximately $425,000.

     We amended and restated our agreement with Sanofi-Synthelabo in February 2001. Under this agreement, we are required to make royalty payments on any sales in the United States and Canada of products developed under the agreement, which royalty payments will be reduced upon the expiration of the last patent on Picovir(TM) or any related drug.

     In May 2001, we entered into a manufacturing agreement with Produits Chimiques Auxilliaires et de Synthese for Picovir(TM) drug substance. We currently are negotiating commercial supply agreements for Picovir(TM) with additional drug substance and final product manufacturers and with drug micronizers. These agreements will commit these suppliers to manufacture and supply Picovir(TM) to us at prices based on the quantity of product we require from them. We expect that we may pay up to approximately $6.0 million during the last six months of 2001 and the first quarter of 2002 under these arrangements.

     We have incurred losses from operations since inception. We expect to incur additional operating losses over at least the next several years. We expect to incur such losses at an increasing rate over at least the next several years primarily due to expected increases in our research and development expenses, further clinical trials and clinical development of our most advanced product candidate, Picovir(TM). We expect to increase spending over historical levels for at least the next nine months as we conduct additional clinical trials and supporting studies for the potential expansion of the use of Picovir(TM). Also, we expect to incur significant expenses for Picovir(TM) marketing and market research activities, our development of a marketing and sales staff and building the requisite infrastructure. In addition, we anticipate that our investments in further research and development related to our hepatitis C and RSV disease product candidates will increase over historical levels. We expect that our spending in the general and administrative areas, excluding the marketing expenses described above, to increase modestly over the next six to nine months when compared to such spending in the first half of 2001.

     We expect that we will need to raise additional funds to continue our business activities, fund debt service and to further expand our facilities. We have convertible notes payable in the amount of $180.0 million. These notes bear interest at 6% per annum and become due in March 2007. We may need additional financing to complete all clinical studies, to develop our marketing and sales staffs for Picovir(TM) and to build the requisite infrastructure. We expect that we will need additional financing for the development and required testing of our hepatitis C and RSV disease compounds, and for any other product candidates. To obtain this financing, we intend to access the public or private equity or debt markets or enter into additional arrangements with corporate collaborators to whom we may issue shares of our stock. In July 2001, we filed a Form S-3 universal shelf registration statement with the Securities and Exchange Commission for the registration and potential issuance of up to $300.0 million of our securities. The registration statement has not yet been declared effective by the SEC. The registration statement will provide us with the flexibility to determine the type of security we choose to sell, including common stock, preferred stock, warrants and debt securities, as well as the ability to time such sales when market conditions are favorable. Also, in connection with our collaboration and license agreement, the Wyeth-Ayerst division of American Home Products Corporation will purchase our common stock at a market value premium at the time of completion of certain product development stages. If we raise additional capital by issuing equity securities, the terms and prices for these financings may be much more favorable to the new investors than the terms obtained by our existing stockholders. These financings also may dilute the ownership of existing stockholders. Collaborative arrangements may require us to grant product development programs or licenses to third parties for products that we might otherwise seek to develop or commercialize ourselves. Additional financing, however, may not be available on acceptable terms from any source. If sufficient additional financing is not available, we may need to delay, reduce or eliminate current research and development programs or other aspects of our business.

Results of Operations

Quarters ended June  30, 2001 and 2000

     We earned license fee revenue from our collaboration with Wyeth-Ayerst in the hepatitis C area of $250,000 in each of the quarters ended June 30, 2001 and 2000. Research and development expenses increased to $7.0 million for the quarter ended June 30, 2001 from $4.2 million for the quarter ended June 30, 2000. The increase in the three-month period ended June 30, 2001 over the same period in 2000, was due to additional employee expenses of approximately $1.8 million, primarily as a result of higher staffing levels necessary to support development programs. Additionally, the second quarter of 2000 reflects amounts due from Wyeth-Ayerst of approximately $1.3 million for research and development costs incurred by us in connection with our hepatitis C cost sharing agreement versus no reduction in research and development costs from this arrangement in the quarter ended June 30, 2001. Significant or incremental efforts during the second quarter 2001 compared to the same period in 2000 include the preparation for the expected filing of our new drug application (NDA) for Picovir(TM), our lead product candidate, for the treatment of viral respiratory infection in adults, manufacturing of validation batches of Picovir(TM) and the completion of all clinical and preclinical studies expected to be included in the NDA. Also, in the second quarter of 2001, we were preparing to initiate additional clinical trials for Picovir(TM) for the treatment of children with viral respiratory infection and for the prophylaxis treatment of viral respiratory infection in healthy adults. We also were conducting two phase 2a studies for the treatment of hepatitis C, completing one phase 1 study for the treatment of RSV disease as well as increasing efforts in discovery research compared to the second quarter of 2000. General and administrative expenses for the second quarter of 2001 were $5.1 million compared to $1.9 million for the same period in 2000. The increase in general and administrative expenses is due to increases in pre-marketing expenses of approximately $2.0 million, primarily related to Picovir(TM), higher employee related expenses of approximately $0.7 million, and increased costs in support of business development activities. Interest expense and interest income for the quarter ended June 30, 2001 are essentially flat when compared to the same period in the prior year due to relatively consistent levels of average cash, short-term investments and debt in both periods. The net loss increased to $11.6 million for the quarter ended June 30, 2001 from $5.4 million for the quarter ended June 30, 2000.


Six-months ended June 30, 2001 and 2000

We earned license fee and milestone revenue from our collaboration with Wyeth-Ayerst in the hepatitis C area of $2.5 million for the six-month period ended June 30, 2001 compared to $1.5 million during the same period in 2000. In the six-month period ended June 30, 2001, we achieved one milestone and earned $2.0 million compared to achieving one milestone and earning $1.0 million for the six-month period ended June 30, 2000. Research and development expenses increased to $18.9 million for the six-month period ended June 30, 2001 from $10.8 million for the six-month period ended June 30, 2000. The increase in the six-month period ended June 30, 2001 over the same period in 2000 was primarily due to higher clinical, preclinical and manufacturing costs of approximately $4.8 million and additional employee related expenses of approximately $2.4 million, primarily as a result of higher staffing levels necessary to support development programs. Significant or incremental efforts during the six-month period in 2001 compared to the same period in 2000 include the completion of two phase 3 clinical trials for Picovir(TM) for the treatment of viral respiratory infection in adults, the preparation for the expected filing of the company's new drug application (NDA) for Picovir(TM) for the treatment of viral respiratory infection in adults, manufacturing of validation batches of Picovir(TM) and the completion of all clinical and preclinical studies expected to be included in the NDA. Also, in the six-month period ended June 30, 2001, we were preparing to initiate additional clinical trials with Picovir(TM) for the treatment of children with viral respiratory infection and for the prophylaxis treatment of viral respiratory infection in healthy adults. We also were conducting two phase 2a studies for the treatment of hepatitis C, completing one phase 1 study for the treatment of RSV disease as well as increasing efforts in discovery research compared to the same period of 2000. General and administrative expenses increased to $8.7 million in the six-months ended June 30, 2001 from $4.0 million for the same period of 2000. This increase is due to higher pre-marketing expenses, primarily related to Picovir(TM), of approximately $2.4 million, higher employee related expenses of approximately $1.3 million, and increased costs in support of business development activities. Included in operating expenses in the six-month period ended June 30, 2001 is a non-cash charge of $16.5 million resulting from the issuance of 750,000 shares of common stock to Sanofi-Synthelabo in exchange for the expansion of our intellectual property rights related to Picovir(TM), as these additional intellectual property rights licensed from Sanofi-Synthelabo have not reached technological feasibility and have no alternative uses. Interest expense and interest income increased in the six-month period ended June 30, 2001 compared to the same period in 2000. The increases are due to the investing of $180.0 million convertible subordinated debentures issued in March of 2000 which pay 6% interest per annum. Also, at June 30, 2001, the weighted average interest rate that we are earning on our investments was approximately 6.5%. The net loss increased to $40.8 million for the six-month period ended June 30, 2001 from $12.2 million for the six-month period ended June 30, 2000.

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk

      Our holdings of financial instruments are comprised of a mix of U.S. corporate debt, government securities and commercial paper. All such instruments are classified as securities available for sale. Our debt security portfolio represents funds held temporarily pending use in our business and operations. We manage these funds accordingly. We seek reasonable assuredness of the safety of principal and market liquidity by investing in rated fixed income securities while at the same time seeking to achieve a favorable rate of return. Our market risk exposure consists principally of exposure to changes in interest rates. Our holdings are also exposed to the risks of changes in the credit quality of issuers. We typically invest in the shorter-end of the maturity spectrum. The principal amount and weighted average interest rate of our investment portfolio at June 30, 2001 was $173,426,500 and approximately 6.5%, respectively.

The Company has $180.0 million of convertible subordinated notes due 2007. The notes are convertible into shares of the Company's common stock at a price of $109.15 per share, subject to certain adjustments. The notes bear interest at a rate of 6 % per annum, payable semi-annually in arrears, and can be redeemed by the Company, at certain premiums over the principal amount, at any time on or after March 6, 2003.


                          PART II - OTHER INFORMATION
                          ---------------------------

ITEM 4.  Submission of Matters to a Vote of Security Holders.

         On June 11, 2001, the Company held its annual stockholders meeting. In connection with the stockholders meeting, the Company solicited proxies for (1) the election of Mr. Michel de Rosen and Mr. Howard Pien as directors of the Company, and (2) to approve an amendment to the Company's Stock Option Plan. The record date for determining the stockholders entitled to receive notice of, and vote at, the Meeting was April 1, 2001 (the "Record Date"). The Company had 16,275,712 shares of its Common Stock, and 2,300,000 shares of Series A Convertible Participating Preferred Stock convertible into 2,346,295 shares of common stock outstanding as of the Record Date. Of the foregoing shares, a total of 16,947,372 shares were represented at the stockholders meeting by proxy. Such shares were voted at the stockholders meeting as follows:


                                                              Number of Votes
                                                                                                             BROKER
                                               FOR            AGAINST         WITHHELD        ABSTAIN       NON-VOTES
Election to the Board:

         Mr. Michel de Rosen              16,230,667                         716,705
         Mr. Howard Pien                  15,828,276                       1,119,096

Approval of Amendment to                  10,746,133          539,670                         77,015        5,584,554
Stock Option Plan

         Paul A. Brooke, Robert J. Glaser, David J. Williams, Claude H. Nash, Dennis Purcell and Frank Baldino, Jr. constitute Class I and III directors whose terms continued after the annual meeting.

ITEM 6.  Exhibits and Reports on Form 8-K

(a)       List of Exhibits:

          10.34+ Commercial Manufacturing Agreement dated May 22, 2001 between ViroPharma Incorporated and Produits Chimiques Auxilliaires et de Synthese, SELOC France Division.

               + Portions of this exhibit were omitted and filed separately with the Securities and Exchange Commission pursuant to an application for confidential treatment.

(b)       Reports on Form 8-K:

          We filed the following Current Reports on Form 8-K during the quarter ended June 30, 2001:

          (i) We filed a Current Report on Form 8-K dated May 29, 2001 to report, pursuant to item 5, a set of "Frequently Asked Questions" describing information that experience has demonstrated to be often requested by analysts and investors, and the answers to these questions.

          (ii) We filed a Current Report on Form 8-K dated April 26, 2001 to report, pursuant to item 5, our financial results for first quarter ended March 31, 2001.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                VIROPHARMA INCORPORATED


Date: August 10, 2001           By:     /s/  Michel de Rosen
                                    ----------------------------------------
                                    Michel de Rosen
                                    President and Chief Executive Officer
                                    (Principal Executive Officer)

                                By:    /s/  Vincent J. Milano
                                    ----------------------------------------
                                    Vincent J. Milano
                                    Vice President, Chief Financial Officer and
                                    Treasurer
                                    (Principal Financial and Accounting Officer)

                                  Exhibit Index
--------------------------------------------------------------------------------

Exhibit        Description

 10.34+ Commercial Manufacturing Agreement dated May 22, 2001 between ViroPharma Incorporated and Produits Chimiques Auxilliaires et de Synthese, SELOC France Division.

      + Portions of this exhibit were omitted and filed separately with the Securities and Exchange Commission pursuant to an application for confidential treatment.