Form 10-K405
period 2001-12-31
VIROPHARMA INC
filed 2002-02-28
CIK 946840

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

  For the fiscal year ended December 31, 2001

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

                         Common Stock, par value $.002

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days: YES [X] NO [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

  The approximate aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $414,490,730 as of February 15, 2002, based upon the closing sale price per share of the Common Stock as quoted on the Nasdaq National Market. This amount excludes 964,399 shares of the registrant's voting stock held by directors, officers and stockholders with representatives on the board of directors whose ownership exceeds ten percent of the registrant's Common Stock outstanding at February 15, 2002. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant, or that such person is controlled by or under common control with the registrant.

  The number of shares of the registrant's Common Stock outstanding as of February 15, 2002 was 22,744,310.

                      DOCUMENTS INCORPORATED BY REFERENCE

  As stated in Part III of this Annual Report on Form 10-K, portions of the registrant's definitive proxy statement for the registrant's 2002 Annual Meeting of Stockholders to be held on May 10, 2002 are incorporated by reference in Part III of this Annual Report on Form 10-K.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                            VIROPHARMA INCORPORATED

                            FORM 10-K ANNUAL REPORT
                    For Fiscal Year Ended December 31, 2001

                               TABLE OF CONTENTS

                                                                                               Page
                                                                                               ----
PART I
Item 1.   Business                                                                                1
Item 2.   Properties                                                                             27
Item 3.   Legal Proceedings                                                                      28
Item 4.   Submission of Matters to a Vote of Security Holders                                    28

PART II

Item 5.   Market for the Registrant's Common Equity and Related Stockholder Matters              30
Item 6.   Selected Financial Data                                                                31
Item 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations  32
Item 7A.  Quantitative and Qualitative Disclosures about Market Risk                             39
Item 8.   Financial Statements and Supplementary Data                                            39
Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure   39

PART III

Item 10.  Directors and Executive Officers of the Registrant                                     40
Item 11.  Executive Compensation                                                                 40
Item 12.  Security Ownership of Certain Beneficial Owners and Management                         40
Item 13.  Certain Relationships and Related Transactions                                         40

PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K                        41

Index to Financial Statements and Schedules                                                      45

  "ViroPharma", "ViroPharma" plus the design and "Picovir" are trademarks and service marks of ViroPharma or its licensors. We have obtained trademark registration in the United States for the marks in connection with certain services. We or our licensors have pending applications to register the trademarks and service marks, in the United States and in various countries throughout the world. All other brand names or trademarks appearing in this Annual Report on Form 10-K are the property of others.

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

    . respiratory syncytial virus disease, or RSV disease; and

    . hepatitis C.

  In March 2001, we announced the preliminary analysis of data from our two pivotal clinical studies of Picovir(TM) (pleconaril), our most advanced product candidate, in adult patients suffering from viral respiratory infection (VRI) due to picornaviruses who received treatment within twenty-four hours after symptom onset. In July 2001, we submitted a New Drug Application (NDA) to the U.S. Food and Drug Administration (FDA) seeking approval to market Picovir(TM) (pleconaril) for the treatment of viral VRI in adults. In September 2001, the FDA accepted our Picovir(TM) NDA submission for filing. Our NDA is scheduled for review by the Antiviral Drugs Advisory Committee on March 19, 2002. Based on the FDA's standard review time, we do not expect a decision on our NDA from the FDA prior to the second half of 2002.

  In September 2001, we entered into a co-promotion and co-development agreement with Aventis Pharmaceuticals, Inc., the North American pharmaceutical subsidiary of Aventis S.A., for Picovir(TM). The purpose of the agreement is to establish a collaboration between us and Aventis to co-promote and co-develop Picovir(TM) in the United States. We also are co-promoting products from the Allegra(R) family and Nasacort(R) AQ under the Aventis agreement.

  We currently are conducting a Phase I clinical program with our RSV product candidate. We have additional proprietary compounds in research and preclinical development for the treatment of hepatitis C and RSV disease. In November 2001, we announced that the first compound from the hepatitis C alliance with American Home Products Corporation, VP 50406, progressed through phase IIa clinical testing. Preliminary analyses of results from these studies suggest that drug plasma concentrations were below anticipated levels and that the compound did not demonstrate the desired level of antiviral activity. Thus, efforts on this compound were halted in favor of a promising series of structurally distinct follow-on compounds that ViroPharma and American Home Products Corporation expect to begin entering clinical trials in the second half of 2002. There can be no assurance, however, that these clinical trials can be initiated during the timeframes that we expect, or at all.

  We believe that our antiviral drug discovery and development technologies and expertise have potential applicability to a broad range of diseases caused by RNA viruses. RNA viruses are responsible for the majority of human viral diseases, causing illnesses ranging from acute and chronic ailments to fatal infections.

  We were incorporated in Delaware in September 1994 and commenced operations in December 1994. Our executive offices and research facility are located at 405 Eagleview Boulevard, Exton, PA 19341, our telephone number is 610-458-7300 and our website is at www.viropharma.com. Information contained on our website is not incorporated into this annual report on Form 10-K.

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

  DNA viruses cause diseases such as herpes, hepatitis B and papillomas (warts). The retrovirus HIV, or human immunodeficiency virus, causes AIDS. RNA viruses, however, are responsible for the majority of human viral diseases, causing a multitude of illnesses ranging from acute and chronic ailments to fatal infections. The following is a list of selected diseases caused by RNA viruses:

-------------------------------------------------------------------------------
                              RNA Virus Diseases

  Bronchiolitis                  Hemorrhag conjunctivitis     RSV disease
  Bronchitis                     Hemorrhagic fevers           Rubella
  Dengue fever                   Hepatitis A, D and E         Tick-borne fevers
  Diarrhea diseases              Hepatitis C                  Viral meningitis
  Ebola fever                    Influenza                    Viral pharyngitis
  Encephalitis                   Measles                      Viral respiratory infection
  Hand-foot-and-mouth disease    Myocarditis                  Yellow fever
  Hantavirus pulmonary syndrome  Neonatal enteroviral disease
  Otitis media                   Rabies

 We are focusing our current product development and discovery activities on the italicized diseases.

-------------------------------------------------------------------------------

Product Pipeline

  We are focusing our current product discovery and development activities on a number of RNA virus diseases affecting children and adults, including VRI, RSV disease and hepatitis C. The following chart sets forth these target disease areas and the status of our product candidates:

--------------------------------------------------------------------------------------------
 Disease
Indication        Product Candidate                      Development Status
--------------------------------------------------------------------------------------------
s respiratory                            by the FDA; NDA will be discussed by the Antiviral
 infection                              Drugs Advisory Committee on March 19, 2002.
                                        Two Phase II studies in pediatrics ongoing.
                                        One Phase II prophylaxis study ongoing.
High risk      Picovir(TM)              Open label compassionate use program ongoing.
 picornavirus
 diseases
RSV disease    VP 14637                 Phase I program ongoing.
               Backup Compound          Preclinical development.
Hepatitis C    Various                  Discovery through preclinical development.
--------------------------------------------------------------------------------------------

Picovir(TM) (pleconaril)

  We currently are developing our most advanced product candidate, Picovir(TM) (pleconaril), for the treatment of common diseases caused by picornaviruses. Picornaviruses are a large, prevalent group of RNA viruses that cause more illness than any other group of human pathogens. Picornaviruses, particularly enteroviruses and rhinoviruses, are the predominant cause of VRI, myocarditis, encephalitis, viral meningitis and neonatal enteroviral disease, as well as viral exacerbations of underlying conditions in individuals with asthma and chronic obstructive pulmonary disease. Immunocompromised patients, including transplant patients, also are particularly susceptible to severe disease resulting from picornavirus infections.

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

  We have developed liquid, solid and suspension formulations of Picovir(TM). The solid formulation was used in our pivotal studies of Picovir(TM) for the treatment of VRI in adults. The suspension formulation is being used in our VRI trials for children. The liquid formulation is being used in our compassionate use program.

Viral Respiratory Infection.

  In July 2001, we submitted a New Drug Application to the U.S. Food and Drug Administration seeking approval to market Picovir(TM) (pleconaril), our most advanced product candidate, for the treatment of VRI in adults. The FDA accepted our Picovir(TM) NDA submission for filing in September 2001. Our NDA is scheduled for review by the Antiviral Drugs Advisory Committee on March 19, 2002. Based on the FDA's standard review time, we do not expect a decision on our NDA from the FDA prior to the second half of 2002.

  In March 2001, we announced the preliminary analysis of data from our two pivotal clinical studies of Picovir(TM) (plecoril) in adult patients suffering from VRI due to picornaviruses who received treatment within twenty-four hours after symptom onset. Symptoms of VRI include nasal discharge (rhinorrhea), nasal obstruction and congestion, sneezing, sore or "scratchy" throat, cough and shortness of breath. In these studies:

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

  We also are conducting two Phase II safety studies with pleconaril in the pediatric population and a Phase II prophylaxis study. Currently, there are no antiviral pharmaceuticals for the treatment of VRI.

High Risk Patients

  Since August 1996, we have made Picovir(TM) (pleconaril) available on an open label basis for patients with life-threatening or seriously disabling diseases caused by picornaviruses. As of January 1, 2002, a total of 430 patients have been treated for a variety of life-threatening illnesses, including chronic meningoencephalitis in patients with immune deficiency, myocarditis, neonatal enteroviral disease, poliomyelitis syndromes, enterovirus infections after bone marrow transplantation, rhinovirus pneumonia, encephalitis, post-polio syndrome, chronic fatigue, enteroviral infection in patients with immune deficiency and enteroviral gastroenteritis in patients with immune deficiency. Many of these high risk patients receiving a short course of Picovir(TM) treatment have experienced a sustained clinical benefit and clearance of the virus, although in the absence of a placebo control this cannot be definitively attributed to Picovir(TM) (pleconaril). The safety data from the compassionate use of Picovir(TM) was included in our New Drug Application for VRI.

RSV Diseases

  We currently are conducting Phase I human clinical trials with VP14637. These studies are designed to evaluate the safety and pharmacokinetics of the compound in healthy human volunteers. In October 2001, we filed an Investigational New Drug application, or IND, with the FDA for this product candidate. We previously had planned to initiate an initial Phase II study during the second half of 2001 prior to initiating an additional Phase II study in our target population during the second half of 2002. After discussions with the FDA, we decided to eliminate this initial Phase II study by conducting an additional Phase I study, and then move directly into a Phase II study in our target population during the second half of 2002. VP14637 is a proprietary, small molecule that has been demonstrated to inhibit RSV replication in vitro. This compound is the lead compound in a chemical series discovered and developed by ViroPharma. We also are continuing discovery and preclinical development activities of additional compounds that have selective activity against RSV.

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

    . Chronic obstructed pulmonary disease patients (including bronchitis and emphysema); and

    . Asthmatic patients.

Hepatitis C

  In November 2001, we announced that the first compound from the hepatitis C alliance with American Home Products Corporation, VP 50406, progressed through phase IIa clinical testing. Preliminary analyses of results from these studies suggest that drug plasma concentrations were below anticipated levels and that the compound did not demonstrate the desired level of antiviral activity. Thus, efforts on this compound have been halted in favor of a promising series of structurally distinct follow-on compounds.

  The hepatitis C virus, or HCV, is recognized as a major cause of chronic hepatitis worldwide. Approximately 85% of persons infected with HCV develop chronic hepatitis, of which 20% progress to liver cirrhosis. Chronic HCV infection can also lead to the development of hepatocellular carcinoma and liver failure.

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

  We believe that the process of viral RNA uncoating and replication represents an attractive target for the therapeutic intervention in disease caused by RNA viruses. For RNA viruses to cause disease, they must replicate. Inhibiting RNA virus replication can prevent, limit or stop disease. In addition to thwarting disease, the direct inhibition of viral RNA uncoating and replication should reduce the generation of drug-resistant virus offspring and decrease virus transmission from infected individuals to healthy persons. RNA replication is a complicated process involving several viral proteins that must act together in a coordinated fashion. Due to the nature of this process, changes or mutations in these proteins are not readily tolerated. Consequently, viral proteins required for RNA replication are not only specific to the virus, they are among the least variable proteins of the virus. This is in contrast to the highly variable viral surface proteins generally involved in immune responses to virus infections. This invariability of the viral proteins responsible for viral RNA replication represents an important attribute in their selection as molecular targets for antiviral product discovery and development.

The ViroPharma Approach

  While the RNA uncoating and replication process is common among all RNA viruses, the detailed molecular and biochemical mechanisms involved currently are not fully understood. However, we have used our experience in RNA virology, RNA virus uncoating and RNA replication, along with recent advances in biological, molecular and informatics technologies, to gain an improved understanding of several aspects of the RNA virus uncoating and replication process. ViroPharma scientists have elucidated fundamental processes involved in virus uncoating and have used this knowledge to design compounds to inhibit these processes. These scientists have also succeeded in exploiting essential virus enzyme activities that are critical to RNA replication. They have further characterized RNA virus replication activities and have used the resulting information to develop novel drug screening assays. Our assays are optimized for high sensitivity and specificity and are validated for reproducibility. These assays are automated using state-of-the-art robotics technologies to facilitate the high throughput screening of large chemical libraries. Using our novel assays, we have discovered proprietary small molecule compounds that inhibit the targeted virus-specific activities.

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

Manufacturing

  We currently do not have commercial or clinical trial manufacturing capabilities, and do not intend to develop such capabilities for any product in the near future. Our commercialization plans are to rely on the infrastructure of third parties for the manufacture and distribution of Picovir(TM) (pleconaril) and our other product candidates.

  Picovir(TM) drug substance is prepared from readily available materials using reliable processes. Picovir(TM) is proprietary and covered by certain of the patents and patent applications licensed to us by Sanofi-Synthelabo. In February 2002, we entered into a commercial supply agreement for the production of Picovir(TM) final drug product with Patheon, Inc. In May 2001, we entered into a commercial manufacturing agreement with PCAS to manufacture commercial supplies of bulk Picovir(TM) drug substance. We also entered into an agreement with an alternative supplier to manufacture pilot and commercial validation batches of Picovir(TM), and we are negotiating a commercial supply agreement with this supplier. We have entered into a commercial manufacturing agreement with another supplier for the micronization of drug substance. We believe that the terms of each of these agreements are comparable to the terms of similar agreements for similar products entered into by third parties.

  Under development agreements with Patheon, Inc., we have developed liquid, solid and suspension formulations of Picovir(TM). The tablet formulation is the subject of our new drug application that we filed in July 2001 with the FDA for treatment of VRI in adults. We are using a suspension formulation in our pediatric trials of Picovir(TM) and a liquid formulation in our compassionate use program.

  We require in our manufacturing and processing agreements that all third-party contract manufacturers and processors produce Picovir(TM) drug substance and product in accordance with the FDA's current Good Manufacturing Practices and all other applicable laws and regulations. We maintain confidentiality agreements with potential and existing manufacturers in order to protect our proprietary rights related to Picovir(TM).

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

Marketing and Sales

  Under our agreement with Sanofi-Synthelabo, we have the exclusive right to market and sell Picovir(TM) for all picornavirus indications in the United States and Canada. In September 2001, we announced that we formed a collaboration to co-develop and co-promote Picovir(TM) in the United States with Aventis Pharmaceuticals Inc., the U.S. pharmaceutical company of Aventis Pharma AG. As part of this agreement, we received the right to promote certain Aventis prescription products, which currently are a product from the Allegra(R) family and Nasacort(R) AQ. Since entering into this agreement, we have hired the initial segment of our sales force and have established the basic infrastructure required to support that organization. Our sales force initially will promote the Allegra(R) and Nasacort(R) AQ products to primary care physicians in the United States. We will receive detailing fees from Aventis for calls promoting these two products from Aventis' respiratory franchise. The co-promotion right for the Aventis products will continue for a minimum of two years and may be extended. If Picovir(TM) is approved, our sales force will co-promote Picovir(TM), as well as one of Aventis' products.

  The success and commercialization of our other potential products will be dependent, in part, upon our ability to enter into additional collaborative agreements for these potential products. There can be no assurance that we will be successful in developing a sales force, entering into collaborative arrangements, penetrating the markets for any proposed products or achieving market acceptance of our products. There can be no assurance that any such marketing arrangements will be available on terms acceptable to us, if at all, that such third parties would perform adequately their obligations as expected, or that any revenue would be derived from such arrangements.

Strategic Relationships

Aventis Pharmaceuticals

  In September 2001, we entered into a co-promotion and co-development agreement with Aventis Pharmaceuticals Inc. to co-promote and co-develop Picovir(TM) in the United States. The collaboration is exclusive as to Picovir(TM) and all indications for which Picovir(TM) is being developed or marketed. Under this agreement, we received an initial payment of $25 million from Aventis, and may receive additional substantial cash payments from Aventis. Each of the payments is dependent on the achievement of certain regulatory and other milestones. Part or all of $20 million of the initial payment may have to be repaid over the next two years if certain milestones are not met. We also are co-promoting products from the Allegra(R) family and Nasacort(R) AQ under the Aventis agreement. We will receive detailing fees from Aventis for calls promoting these two products from Aventis' respiratory franchise. This co-promotion right for the Aventis products will continue for a minimum of two years and may be extended. If Picovir(TM) is approved, then our sales force will co-promote Picovir(TM), as well as one of Aventis' products.

  If Picovir(TM) is approved by the FDA, Aventis and ViroPharma will co-promote Picovir(TM) in the United States, and Picovir(TM) will be distributed through Aventis's distribution infrastructure. Net profits and commercialization expenses in the United States will be split with 55% to Aventis and 45% to ViroPharma. Aventis will record revenues from sales of Picovir(TM) and the Aventis products promoted by ViroPharma. Aventis and ViroPharma are currently negotiating an agreement for the copromotion of Picovir(TM) in Canada. If the FDA approves ViroPharma's NDA for Picovir(TM) to treat adult VRI, an Aventis affiliate will purchase up to $20 million in ViroPharma common stock priced at a trailing average of the last sale prices of ViroPharma's common stock up to the date of approval. The closing of the stock purchase is subject to the satisfaction or waiver of several conditions, including the continuation of the Aventis co-promotion and co-development agreement.

  Additional terms of the Aventis co-promotion and co-development agreement include ViroPharma's overseeing the ongoing clinical and regulatory development of Picovir(TM) for other indications such as pediatric VRI, the prophylactic use of Picovir(TM) in patients with asthma or chronic obstructive pulmonary disease (COPD), and other indications. Aventis will share in the final development costs for the adult VRI indication and the pediatric indication, and provide additional reimbursement for other product indications, based upon the successful completion of certain regulatory milestones. Initially Aventis will purchase Picovir(TM) from us. ViroPharma will initially be responsible for managing the production of drug product, the micronization process, final drug manufacturing and packaging through its contract suppliers. Eventually, ViroPharma and Aventis will share this responsibility.

  Aventis may terminate the co-promotion and co-development agreement if, among other conditions, ViroPharma does not receive regulatory approval of its adult VRI NDA within a timeframe agreed upon by the parties, if net sales of Picovir(TM) do not reach specified levels within certain specified timeframes or upon certain regulatory actions. Other termination provisions provide that either party may terminate the agreement if the other party fails to perform its sales detailing requirements over a specified period of time or upon a material breach which is not cured. In the event of a change in control of ViroPharma, the standstill agreement between Aventis and ViroPharma would terminate and, under certain circumstances, Aventis would have the right to sell its interest in the collaboration to ViroPharma at a value determined by investment bankers. In the event of an

Aventis change in control under certain circumstances, ViroPharma would have an analogous right to buy Aventis's interest in the collaboration from Aventis at a value determined by investment bankers.

Sanofi-Synthelabo

  Picovir(TM) was discovered by scientists at Sterling Winthrop, Inc., now Sanofi-Synthelabo, several of whom are now ViroPharma employees. In our agreement with Sanofi-Synthelabo, originally entered into in December 1995 and amended and restated in February 2001, we received exclusive rights under patents owned by Sanofi-Synthelabo to develop and market all products relating to Picovir(TM) and related compounds for use in picornavirus disease indications in the United States and Canada, as well as a right of first refusal for any other indications in the United States and Canada. Our rights include rights to use all of Sanofi-Synthelabo's patents, know-how and trademarks relating to Picovir(TM) for those indications in the United States and Canada, as well as rights to a series of patents and patent applications covering compounds that are either related to Picovir(TM) or that have other antiviral activity. Picovir(TM), which is subject to an NDA now under review at the FDA, and which continues in clinical trials, is covered by one of the licensed United States patents, which expires in 2012, and one of the licensed Canadian patents, which expires in 2013. We will be dependent on Sanofi-Synthelabo to prosecute and maintain certain of these patents, to file any applications for patent term extension, and we may be dependent on Sanofi-Synthelabo to protect such patent rights. We have the right to sublicense our rights under the agreement, which under certain circumstances requires Sanofi-Synthelabo's consent, such consent not to be unreasonably withheld.

  Under our agreement with Sanofi-Synthelabo, until the expiration or termination of the agreement, we must make royalty payments on any sales of products in the United States and Canada developed under the agreement, which royalty payments will be reduced upon the expiration of the last patent on Picovir(TM) or any related drug. We are entitled to royalties from Sanofi-Synthelabo on sales of products by Sanofi-Synthelabo outside the United States and Canada. Under this amended and restated agreement with Sanofi-Synthelabo, the royalty rates applicable to our sales of Picovir(TM) in the United States and Canada were reduced from a rate in the mid-teens to an effective rate in the high-single digits after our selection of Aventis Pharmaceuticals as our copromotion partner. The royalty rate applicable to Sanofi-Synthelabo's sales of Picovir(TM) in the rest of the world also was reduced to the low-single digits. No further milestone payments are due to Sanofi-Synthelabo, and we are not required to fund the cost of development in Europe, under the amended and restated agreement. Sanofi-Synthelabo will make a milestone payment to us upon submission of Picovir(TM) for regulatory approval in Japan.

  Our patent licenses under the amended and restated agreement with Sanofi-Synthelabo terminate on the later of expiration of the last patent licensed to us under the agreement or ten years following our first sale of a product in the United States or Canada containing a compound licensed to us under the agreement, or earlier under certain circumstances. Our right to use the trademarks continue beyond patent expiry. In the event that our rights to use Sanofi-Synthelabo's patents and trademarks terminate, under certain circumstances the agreement may restrict our ability to market Picovir(TM) and compete with Sanofi-Synthelabo. In addition, Sanofi-Synthelabo has the right to terminate the agreement if we are subject to a change of control that would materially and adversely affect the development, manufacturing and marketing of the products under the agreement. The term automatically renews for successive five-year terms unless either party gives six months' prior written notice of termination. We also have the right to manufacture, or contract with third parties to manufacture, any drug product derived from the Picovir(TM) drug substance. In connection with the expansion of our patent rights under the amendment and restatement of our agreement in February 2001, we issued to Sanofi 750,000 shares of our common stock.

American Home Products Corporation

  In December 1999, we entered into a collaboration and license agreement with American Home Products Corporation to jointly develop products for use in treating hepatitis C due to the hepatitis C virus in humans. Under the agreement, we licensed to American Home Products worldwide rights under patents and know-how owned by us or created under the agreement. We have the right to co-promote these products in the United States and Canada and American Home Products will promote the products elsewhere in the world. During the initial research phase of the agreement, the two parties will work exclusively with each other on the development of small molecule compounds directed against certain HCV targets. For the entire term of the agreement, the two parties will work exclusively with each other on any promising compounds and their respective HCV targets. Under the agreement, American Home Products has the right to manufacture any commercial products developed under the agreement.

  American Home Products paid us $5.0 million on the effective date of the agreement, and is obligated to make milestone payments to us, and purchase additional shares of our common stock at a premium to the market price, upon the achievement of certain development milestones. American Home Products has purchased an aggregate of 200,993 shares of our Common Stock for $6,000,000 upon the achievement of two milestones. The remaining milestone events generally include successful completion of steps in the clinical development of an HCV product and the submission for, and receipt of, marketing approval for the product in the United States and abroad. These milestones, however, may never be attained. American Home Products Corporation will provide significant financial support for the development of an HCV therapeutic compound.

  Until the expiration or termination of the agreement, any profits from the sale of products developed under the agreement and sold in the United States and Canada will be shared equally between us and American Home Products Corporation, subject to adjustment under certain circumstances. For sales of these products outside the United States and Canada, American Home Products will make royalty payments to us. These royalty payments will be reduced upon the expiration of the last of our patents covering those products.

  The collaborative compound screening component of our agreement with American Home Products has an initial term of three years after the effective date of the agreement, unless extended by mutual agreement. Our agreement with American Home Products terminates, country-by-country, in the United States and Canada, if the parties are no longer co-promoting any product developed under the agreement, and outside the United States and Canada, when American Home Products is no longer obligated to pay us royalties on sales of products developed under the agreement.

Battelle Pulmonary Therapeutics, Inc.

  In November 1999, we entered into a product development and commercialization agreement with Battelle Memorial Institute, now Battelle Pulmonary Therapeutics, Inc., in connection with our RSV program. Under this agreement, we received, subject to certain conditions, certain exclusive rights to use patents and know-how owned or controlled by Battelle or developed under the agreement covering Battelle's hand-held, inhalation device for the delivery of compounds to treat RSV.

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

Patents and Proprietary Technology

  We believe that patent protection and trade secret protection are important to our business and that our future will depend, in part, on our ability to maintain our technology licenses, maintain trade secret protection, obtain patents and operate without infringing the proprietary rights of others both in the United States and abroad. We currently have received four issued United States patents covering compounds, compositions and methods for treating hepatitis C, one issued United States patent and one non-United States issued patent covering methods for treating pestivirus disease (a disease caused by viruses related to HCV) and related technology and five issued United States patents for compounds, compositions or methods for treating influenza. We have one pending United States patent application covering compounds and methods for treating RSV diseases, and intermediates and processes of making anti-RSV compounds. We have five pending United States patent applications covering compounds, compositions, and methods of treating and preventing picornavirus disease and related technology. We have four United States patent applications covering compounds and methods for treating hepatitis C and related virus diseases, as well as compounds active against pestivirus diseases. We have two pending United States patent applications covering technology and methods for identifying inhibitors of HCV. We also have filed related patent applications under the Patent Cooperation Treaty
(PCT) as well as other non-United States national and/or regional patent applications. These patent applications cover compounds and methods for treating hepatitis C and related virus diseases, pestivirus diseases, RSV diseases and influenza and technology, compositions and methods for identifying inhibitors of HCV and related technology. We intend to seek patent protection on these inventions in countries having significant market potential around the world on the basis of our PCT and related foreign filings.

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

  In order to protect the confidentiality of our technology, including trade secrets and know-how and other proprietary technical and business information, we require all of our employees, consultants, advisors and collaborators to enter into confidentiality agreements that prohibit the use or disclosure of confidential information. The agreements also oblige our employees, and to the extent practicable our consultants, advisors and collaborators, to assign to us ideas, developments, discoveries and inventions made by such persons in connection with their work with us. We cannot be sure that these agreements will maintain confidentiality, will prevent disclosure, or will protect our proprietary information or intellectual property, or that others will not independently develop substantially equivalent proprietary information or intellectual property.

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

Government Regulation

  The FDA and comparable regulatory agencies in state and local jurisdictions and in foreign countries impose substantial requirements on the clinical development, manufacture, distribution and marketing of pharmaceutical products. These agencies and other federal, state and local entities regulate research and development activities and the testing, manufacture, quality control, safety, effectiveness, labeling, storage, distribution, record keeping, approval and promotion of our products. All of our products will require regulatory approval before commercialization. In particular, therapeutic products for human use are subject to rigorous preclinical and clinical testing and other requirements of the Federal Food, Drug, and Cosmetic Act, implemented by the FDA, as well as similar statutory and regulatory requirements of foreign countries. Obtaining these marketing approvals and subsequently complying with ongoing statutory and regulatory requirements is costly and time consuming. Any failure by us or our collaborators, licensors or licensees to obtain, or any delay in obtaining, regulatory approval or in complying with other requirements, could adversely affect the commercialization of products then being developed by us and our ability to receive product or royalty revenues.

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

    . amantadine and rimantadine are used to treat influenza A virus infections; and

    . ribavirin is used to treat serious respiratory disease caused by RSV.

  Non-antiviral approaches such as interferon products, alone or in combination with ribavirin, is used to treat hepatitis C. In addition, several immunoglobulin products are used to treat or prevent some RNA virus diseases. We believe, however, that based on the characteristics of existing treatments, there is a clear need for new agents with superior therapeutic efficacy to treat these viral diseases.

  In addition to approved products, other companies are developing treatments for RNA virus diseases, including compounds in preclinical and clinical development for rhinovirus, RSV, HCV and influenza infections. These companies include both public and private entities, including well-known, large pharmaceutical companies, chemical companies, biotechnology companies and research institutions. Developments by these or other entities may render our products under development non-competitive or obsolete. Our ability to compete successfully will be based on our ability to:

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

Human Resources

  As of January 31, 2002, we had 418 full-time employees. A significant number of our management and professional employees have had prior experience with pharmaceutical, biotechnology or medical products companies. None of our employees is covered by collective bargaining agreements. We believe that we have been successful in attracting skilled and experienced personnel; however, competition for such personnel is intense. We believe that our relations with our employees are good.

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

                               Regulatory risks

We are heavily dependant on the commercial success of our lead product candidate, Picovir(TM), which may never be approved for commercial use and if we are unable to commercialize Picovir(TM), our ability to generate revenues and achieve profitability will be delayed.

  We have invested a significant portion of our time and financial resources since our inception in the development of Picovir(TM) (pleconaril), and anticipate that for the foreseeable future our ability to achieve profitability will be solely dependent on its successful commercialization. In March 2001, we announced the preliminary analysis of the results from two Phase III clinical trials of Picovir(TM) for viral respiratory infection due to picornaviruses in adults. In July 2001, we submitted a New Drug Application to the U.S. Food and Drug Administration seeking approval to market Picovir(TM) (pleconaril) for the treatment of VRI in adults. In September 2001, the FDA accepted our Picovir(TM) NDA submission for filing. Our NDA is scheduled for review by the Antiviral Drugs Advisory Committee on March 19, 2002. Also in September 2001, we entered into a co-promotion and co-development agreement with Aventis Pharmaceuticals Inc., the North American pharmaceutical subsidiary of Aventis Pharma AG. for Picovir(TM). The purpose of the agreement is to establish a collaboration between us and Aventis to co-promote and co-develop Picovir(TM) in the United States.

  If our NDA for Picovir(TM) is not approved by FDA, or if approval is delayed, our ability to achieve profitability will be delayed and our stock price will be materially and adversely affected. Many factors could negatively affect the success of our efforts to develop and commercialize Picovir(TM), including:

    . an inability to obtain, or delay in obtaining, regulatory approval for the commercialization of Picovir(TM);

    . significant delays in completing clinical trials for indications other than adult VRI and analyzing the results of those trials;

    . significant increases in the costs of our clinical trials;

    . negative, inconclusive or otherwise unfavorable results from our clinical trials for indications other than adult VRI;

    . an inability to obtain, or delay in obtaining, regulatory approval for the use of the name Picovir(TM) as the brand name for pleconaril;

    . an inability to enter into, or a delay in entering into, additional agreements with third parties for the manufacture of Picovir(TM) in commercial quantities on acceptable terms, or at all;

    . an inability to manufacture acceptable validation batches of Picovir(TM), or to manufacture Picovir(TM) in commercial quantities or at acceptable cost;

    . our inability, or the inability of Aventis (our co-promotion and co-development partner for Picovir(TM)) to effectively market and sell Picovir(TM), or our failure or the failure of Aventis to devote sufficient resources to the commercialization and further development of Picovir(TM); and

    . a failure to achieve market acceptance of Picovir(TM) or inability to sell Picovir(TM) at a favorable price.

  If we are unable to commercialize Picovir(TM), our business and results of operations will be harmed.

None of our product candidates is approved for commercial use and if our product candidates do not receive regulatory approval, or if we are unable to comply with applicable regulations and maintain our products' regulatory approval, we will be limited in our ability to commercialize these products and may never achieve profitability.

  We have not received regulatory approval to commercialize Picovir(TM) or any of our other product candidates. In July 2001, we submitted a New Drug Application to the U.S. Food and Drug Administration seeking approval to market Picovir(TM) (pleconaril) for the treatment of VRI in adults. In September 2001, the FDA accepted our Picovir(TM) NDA submission for filing. Our NDA is scheduled for review by the Antiviral Drugs

Advisory Committee on March 19, 2002. According to the published performance goals and procedures of the FDA Center for Drug Evaluation and Research, the goal of the FDA is to complete standard reviews on NDA submissions in 2001 within 12 months.

  We will need to complete preclinical and clinical testing of each of our other product candidates before submitting marketing applications. Negative, inconclusive or inconsistent clinical trial results could prevent regulatory approval, increase the cost and timing of regulatory approval or cause us to perform additional studies or to file for a narrower indication than we currently plan. The FDA recently enacted new regulations requiring the development and submission of pediatric use data for new drug products. Our failure to obtain this data, or to obtain a deferral of, or exemption from, this requirement could adversely affect our chances of receiving regulatory approval, or could result in regulatory or legal enforcement actions.

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

  Even if we believe that clinical data demonstrate the safety and efficacy of our product, regulators may disagree with us, which could delay, limit or prevent the approval of our product candidates. As a result, we may not obtain the labeling claims we believe are necessary or desirable for the promotion of those products. In addition, regulatory approval may take longer than we expect as a result of a number of factors, including failure to pursue or qualify for priority review of our application. All statutes and regulations governing the approval of our product candidates are subject to change in the future. These changes may increase the time or cost of regulatory approval, limit approval, or prevent it completely.

  Even if we receive regulatory approval for our product candidates, the later discovery of previously unknown problems with a product, manufacturer or facility may result in restrictions, including withdrawal of the product from the market. Approval of a product candidate may be conditioned upon certain limitations and restrictions as to the drug's use, or upon the conduct of further studies, and may be subject to continuous review. After approval of a product, we will have significant ongoing regulatory compliance obligations, and if we fail to comply with these requirements, we could be subject to penalties, including:

    . warning letters;

    . fines;

    . product recalls;

    . withdrawal of regulatory approval;

    . operating restrictions;

    . disgorgement of profits;

    . injunctions; and

    . criminal prosecution.

  If we are unable to commercialize our products as anticipated, we will not have a source of continuing revenue and we will be unable to achieve profitability.

  Our license with Sanofi-Synthelabo makes Sanofi-Synthelabo responsible for seeking regulatory approval for and marketing Picovir(TM) outside the United States and Canada. If Sanofi-Synthelabo fails to diligently and successfully pursue these activities, we will not receive revenue from royalties on sales of products outside the United States and Canada.

The regulatory process is expensive, time consuming and uncertain and may prevent us from obtaining required approvals for the commercialization of our product candidates.

  While we completed two Phase III trials for treatment of VRI in adults with our lead candidate, Picovir(TM), and we submitted an NDA to the FDA seeking approval to market Picovir(TM) for treatment of VRI in adults, we expect to conduct more studies with Picovir(TM) in additional patient populations and for other indications. We also have other product candidates for treatment of hepatitis C and RSV disease in preclinical and clinical development, respectively. We must complete significant research and development, laboratory testing, and clinical testing in the additional Picovir(TM) patient populations and other indications, and on our other product candidates before we submit marketing applications in the United States and abroad. These studies and trials can be very costly and time-consuming. In addition, we rely on third party contract research organizations to perform significant aspects of our studies and clinical trials, introducing additional sources of risk into our program.

  The rate of completion of clinical trials depends upon many factors, including the rate of enrollment of patients. The acute nature of our disease targets, the fact that some of these diseases have peak incidence rates during certain times of the year, and the difficulties in anticipating where disease outbreaks will occur, may affect patient enrollment in our clinical trials. If we are unable to accrue sufficient clinical patients during the appropriate period, we may need to delay our clinical trials and incur significant additional costs. In addition, FDA or Institutional Review Boards may require us to delay, restrict, or discontinue our clinical trials on various grounds, including a finding that the subjects or patients are being exposed to an unacceptable health risk. We may desire or be required to conduct additional clinical trials of Picovir(TM) prior to commercialization. In addition, we may be unable to submit an NDA to the FDA for our product candidates other than Picovir(TM) within the timeframe we currently expect. Once an NDA is submitted, an NDA must be approved by FDA before we can commercialize the product described in the application.

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

  All statutes and regulations governing the conduct of clinical trials are subject to change in the future, which could affect the cost of our clinical trials. Any unanticipated costs or delays in our clinical studies could delay the commercialization of the product and harm our ability to achieve profitability.

  Even if we obtain positive preclinical or clinical trial results in initial studies, future clinical trial results may not be similarly positive. As a result, ongoing and contemplated clinical testing, if permitted by governmental authorities, may not demonstrate that a product candidate is safe and effective in the patient population and for the disease indications for which we believe it will be commercially advantageous to market the product. The failure of our clinical trials to demonstrate the safety and efficacy of our desired indications could delay the commercialization of the product and harm our ability to raise capital and achieve profitability.

If we fail to comply with regulatory requirements, or if we experience unanticipated problems with our approved products, our products could be subject to restrictions or withdrawal from the market.

  Any product for which we obtain marketing approval from the FDA, such as Picovir(TM), along with the manufacturing processes, post-approval clinical data collection and promotional activities for such product, will be subject to continual review and periodic inspections by the FDA and other regulatory bodies. Later discovery of previously unknown problems with our products or manufacturing processes, or failure to comply with regulatory requirements, may result in restrictions on such products or manufacturing processes, withdrawal of the products from the market or the imposition of civil or criminal penalties.

   Risks relating to our financial results, structure and need for financing

We have a history of losses and our future profitability is uncertain.

  We are a development stage company with no current source of product revenue. We have incurred losses in each year since our inception in 1994. As of December 31, 2001, we had an accumulated deficit of approximately $203 million. Our ability to achieve profitability is dependent on a number of factors, including our ability to develop and obtain regulatory approvals for our product candidates, successfully commercialize those product candidates, generate revenues from the sale of products from existing and potential future collaborative agreements and secure contract manufacturing and distribution and logistics services. We do not know when or if we will complete our product development efforts, receive regulatory approval of any of our product candidates or successfully commercialize any approved products. As a result, we are unable to accurately predict the extent of any future losses or the time required to achieve profitability, if at all. Moreover, we expect to incur additional operating losses over the next several years. We expect our expenses to increase significantly over historical levels and our losses during the next several years to be higher than we have experienced in the past. Our level of losses during this period, however, depend upon if we are successful in commercializing Picovir(TM) and whether or not we receive certain milestone payments from Aventis. Our anticipated significant increase in expenses will be due to our portion of the following costs that will be shared with Aventis under our agreement with them: the sales force costs incurred by us and Aventis after the launch of Picovir(TM) and royalty payments due to Sanofi-Synthelabo on net sales of Picovir(TM), if Picovir(TM) is approved by the FDA, significant investments to be made in Picovir(TM) marketing and market research activities, the cost of medical sales liaisons, and the costs of activities related to clinical and regulatory efforts in connection with the use of Picovir(TM) for the treatment of adults and pediatric patients. Our anticipated significant increase in expenses also will be due to our costs for the continued building and maintenance of the requisite commercial infrastructure, research and development activities related to additional clinical trials and supporting studies for the potential expansion of the use of Picovir(TM) in other patient populations, the near-term amounts payable to our Picovir(TM) manufacturers, discovery and development activities with our hepatitis C and RSV disease programs, and milestone payments that may be payable under the terms of our agreement with Battelle Pulmonary Therapeutics, Inc.

We need substantial additional funding and may not have access to capital. If we are unable to raise capital when needed, we may need to delay, reduce or eliminate research and development programs or our commercialization efforts, which would delay the achievement of profitability.

  We will need to raise substantial additional funds to continue our business activities and fund our debt service obligations. We have incurred losses from operations since inception and we expect to incur additional operating losses over the next several years. We expect our expenses to increase significantly over historical levels and our losses during the next several years to be higher than we have experienced in the past. We expect these increases to result from further research and development activities, further clinical trials, developing marketing and sales capabilities and building the requisite commercial infrastructure, royalty payments due to Sanofi-Synthelabo on net sales of Picovir(TM) if Picovir(TM) is approved by the FDA for marketing, and milestone payments related to our RSV product candidates. We believe we may require additional capital by 2004, however, our actual capital requirements will depend upon numerous factors, including:

    . the decision of the FDA on our NDA for the use of Picovir(TM) to treat VRI in adults;

    . the level of sales of Picovir(TM) that we and Aventis are able to realize, if our NDA for Picovir(TM) is approved;

    . our ability to receive milestone payments and generate revenue through our agreement with Aventis and our other existing collaborative arrangements;

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

  We may not be able to find sufficient debt or equity funding on acceptable terms, if at all. If we cannot, we may need to delay, reduce or eliminate research and development programs, as well as our commercial activities and other aspects of our business. The sale by us of additional equity securities or the expectation that we will sell additional equity securities may have an adverse effect on the price of our common stock. In addition, collaborative arrangements may require us to grant product development programs or licenses to third parties for products that we might otherwise seek to develop or commercialize ourselves.

We have significant indebtedness and debt service payments, which could negatively impact our liquidity.

  We are highly leveraged and have significant debt service requirements. In March 2000, we issued $180,000,000 of convertible subordinated notes due in March 2007. This increased indebtedness will impact us by:

    . significantly increasing our interest expense and related debt service costs; and

    . making it more difficult to obtain additional financing.

  Currently, we are not generating sufficient cash flow from operations to satisfy the annual debt service payments for our outstanding convertible subordinated notes due in March 2007. This may require us to use a portion of the proceeds from our March 2000 convertible subordinated notes offering to pay interest or borrow additional funds or sell additional equity to meet our debt service obligations. If we are unable to satisfy our debt service requirements, substantial liquidity problems could result, which would negatively impact our future prospects.

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

  Our board has the authority to issue up to 4,800,000 additional shares of preferred stock and to determine the price, privileges and other terms of such shares. Our board may exercise this authority without the approval of, or notice to, our stockholders. Accordingly, the rights of the holders of our common stock may be adversely affected by the rights of the holders of any preferred stock that may be issued in the future. In addition, the issuance of preferred stock may make it more difficult for a third party to acquire a majority of our outstanding voting stock in order to effect a change in control or replace our current management. We are also subject to the anti-takeover provisions of Section 203 of the Delaware General Corporation Law. The application of Section 203 could also delay or prevent a third party or a significant stockholder of ours from acquiring control of us or replacing our current management. In general, Section 203 prohibits a publicly held Delaware corporation from engaging in a business combination with an interested stockholder for a period of three years following the date the person became an interested stockholder, unless the business combination or the transaction in which the person became an interested stockholder is approved in a prescribed manner. Generally, a business combination includes a merger, asset or stock sale, or other transaction resulting in a financial benefit to the interested stockholder. An interested stockholder is a person who, together with affiliates and associates, owns 15% or more of a corporation's voting stock.

  In September 1998, our board of directors adopted a plan that grants each holder of our common stock the right to purchase shares of our series A junior participating preferred stock. This plan is designed to help insure that all our stockholders receive fair value for their shares of common stock in the event of a proposed takeover of us, and to guard against the use of partial tender offers or other coercive tactics to gain control of us without offering fair value to the holders of our common stock. In addition, provisions in our charter and bylaws, such as a staggered board and significant notice provisions for nominations of directors and proposals. The plan and our charter and bylaws may make it more difficult for a third party to acquire a majority of our outstanding voting stock in order to effect a change in control or replace our current management.

Our stock price could continue to be volatile.

  Our stock price, like the market price of the stock of other development-stage pharmaceutical companies, has been volatile. For example, during 2001 the market price of our common stock fluctuated between $12.75 and $41.00.

  The following factors, among others could have a significant impact on the market for our common stock:

    . the decision of the Antiviral Drugs Advisory Committee or the FDA on our NDA for Picovir(TM);

    . any other future announcements concerning us;

    . future announcements concerning our competitors;

    . future announcement concerning our industry;

    . governmental regulation;

    . clinical results with respect to our products in development or those of our competitors;

    . developments in patent or other proprietary rights;

    . litigation or public concern as to the safety of products that we or others have developed;

    . changes or announcements of changes in reimbursement policies;

    . period to period fluctuations in our operating results;

    . changes in estimates or our performance by securities analysts; and

    . general market conditions.

             Risks relating to our industry, business and strategy

Our long term success depends upon our ability to develop additional drug product candidates and if our drug discovery and development programs are not successful we will not have additional sources of revenue.

  We are performing preclinical and clinical research on product candidates for the treatment of hepatitis C and RSV diseases. We also are optimizing back-up candidates and seeking to discover additional product candidates for the treatment of these and other RNA virus diseases. Drug discovery and research for RNA virus diseases is a relatively new and challenging area. We cannot be certain that our efforts in this regard will lead to commercially viable products. In October 2001, we submitted an Investigational New Drug Application, or IND, for our RSV product candidate. We will be required to submit IND's for our product candidates not yet in clinical development, which are required before we can begin clinical trials on the product candidates in the United States. We are not sure that FDA will permit us to continue with ongoing clinical trials or that we will submit INDs for additional product candidates for the treatment of hepatitis C and RSV. We may abandon further development efforts of other compounds in our hepatitis C and RSV programs even before such compounds enter clinical trials. We do not know what the final cost to manufacture our RSV and hepatitis C product candidates in commercial quantities will be, or the dose required to treat patients and consequently, what the total cost of goods for a treatment regimen will be. We do not know whether any of these early-stage development products ultimately will be shown to be safe and effective. Moreover, governmental authorities may enact new legislation or regulations that could limit or restrict our development efforts. If we are unable to successfully discover new product candidates or develop our early-stage product candidates, we will not have additional sources of continuing revenue. We may receive unfavorable results from ongoing clinical trials of these product candidates in clinical development which may cause us to abandon further development efforts.

Any of our future products, including Picovir(TM), may not be accepted by the market which would cause us to lose anticipated revenues and delay achievement of profitability.

  Even if approved by the FDA and other regulatory authorities, our product candidates may not achieve market acceptance within the patient, medical and third-party payor communities. As a result, we may not receive revenues from these products as anticipated. The degree of market acceptance will depend upon a number of factors, including:

    . the efforts of Aventis in co-promoting and co-developing Picovir(TM) with us;

    . the receipt and timing of regulatory approvals, and the scope of marketing and promotion activities permitted by such approvals (e.g., the "label" for the product approved by the FDA);

    . the availability of third-party reimbursement including government health administration authorities and private health insurers;

    . the establishment and demonstration in the medical community, such as doctors and hospital administrators, of the clinical safety, efficacy and cost-effectiveness of drug candidates, as well as their advantages over existing technologies and therapeutics, if any;

    . the effectiveness of our sales and marketing force and that of our existing and potential future collaborators; and

    . the effectiveness of our contract manufacturers.

Many potential competitors who have greater resources and experience than we do may develop products and technologies that make ours non-competitive or obsolete.

  There are many entities, both public and private, including well-known, large pharmaceutical companies, chemical companies, biotechnology companies and research institutions, engaged in developing pharmaceuticals for applications similar to those targeted by us. For example, Pfizer, Inc. may be developing a compound to treat infections caused by rhinoviruses, which are viruses included in the picornavirus family. There are products already marketed for the treatment of hepatitis C and RSV. In addition, Eli Lilly and Merck & Co., among other companies, are developing compounds to treat hepatitis C, and others may be developing RSV therapy products. Developments by these or entities may render our products under development non-competitive or obsolete. Furthermore, many of our competitors are more experienced than we are in drug discovery, development and commercialization, obtaining regulatory approvals and product manufacturing and marketing. Accordingly, our competitors may succeed in obtaining regulatory approval for products more rapidly and more effectively than we do. Competitors may succeed in developing products that are more effective and less costly than any that we develop and also may prove to be more successful in the manufacture and marketing of products.

  Any product that we successfully develop and for which we gain regulatory approval must then compete for market acceptance and market share. Accordingly, important competitive factors, in addition to completion of clinical testing and the receipt of regulatory approval, will include product efficacy, safety, timing and scope of regulatory approvals, availability of supply, marketing and sales capacity, reimbursement coverage, pricing and patent protection.

We may not be able to keep pace with technological changes in the biopharmaceutical industry, which may prevent us from commercializing our product candidates.

  Our business is characterized by extensive research efforts and rapid technological progress. New developments in molecular biology, virology, medicinal chemistry and other fields of biology and chemistry are expected to continue at a rapid pace in both industry and academia. Research and discoveries by others may render some or all of our programs or drug candidates non-competitive or obsolete. For example, many of our competitors focus on molecular targets that are different from targets that we are focused on, even though the disease area is the same. If we are focused on the wrong, or a less desirable, molecular target, our drug candidates may be not be competitive.

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

  Unforeseen problems may develop with our technologies or applications. We may not be able to successfully address technological challenges that we encounter in our research and development programs and may not ultimately develop commercially viable products.

We may not receive adequate third-party reimbursement for Picovir(TM) or any of our future product candidates, which would cause us to lose anticipated revenues and delay achievement of profitability.

  Even if we receive regulatory approval to sell Picovir(TM) or any other product candidates, our future revenues, profitability and access to capital will be determined in part by the price at which we and our distribution partners can sell Picovir(TM) and other products which are approved. There are continuing efforts by governmental and private third-party payors to contain or reduce the costs of health care through various means. We expect a number of federal, state and foreign proposals to control the cost of drugs through governmental regulation. We are unsure of the form that any health care reform legislation may take or what actions federal, state, foreign, and private payors may take in response to the proposed reforms. Therefore, we cannot predict the effect of any implemented reform on our business.

  Our ability to commercialize our products successfully will depend, in part, on the extent to which reimbursement for the cost of such products and related treatments will be available from government health administration authorities, such as Medicare and Medicaid in the United States, private health insurers and other organizations. Significant uncertainty exists as to the reimbursement status of newly approved health care products, particularly for indications for which there is no current effective treatment or for which medical care typically is not sought. Adequate third-party coverage may not be available to enable us to maintain price levels sufficient to realize an appropriate return on our investment in product research and development. Inadequate coverage and reimbursement levels provided by government and third-party payors for use of our products may cause our product to fail to achieve market acceptance and would cause us to lose anticipated revenues and delay achievement of profitability.

We depend on key personnel and may not be able to retain these employees or recruit additional qualified personnel, which would harm our ability to compete.

  Because of the specialized scientific nature of our business, we are highly dependent upon qualified scientific, technical and managerial personnel, including our president and CEO Michel de Rosen, our vice president, research and development, Mark McKinlay and our vice president, discovery research, Marc S. Collett. Our anticipated growth and expansion into new areas and activities will require additional expertise and the addition of new qualified personnel. There is intense competition for qualified personnel in the pharmaceutical field. Therefore, we may not be able to attract and retain the qualified personnel necessary for the development of our business. For example, we intend to recruit additional sales and marketing personnel to support the commercialization of Picovir(TM). We will face intense competition in recruiting these persons. We may not be able to attract and retain qualified personnel to fully develop our sales and marketing forces. Furthermore, we have not entered into non-competition agreements with our key employees. The loss of the services of existing personnel, as well as the failure to recruit additional key scientific, technical and managerial personnel in a timely manner would harm our research and development programs, our ability to manage day-to-day operations, attract collaboration partners, attract and retain other employees, and generate revenues. We do not maintain key man life insurance on any of our employees.

We may be subject to product liability claims, which can be expensive, difficult to defend and may result in large judgments or settlements against us.

  The administration of drugs to humans, whether in clinical trials or after marketing clearance is obtained, can result in product liability claims. Product liability claims can be expensive, difficult to defend and may result in large judgments or settlements against us. In addition, third party collaborators and licensees may not protect us from product liability claims. We currently only maintain product liability insurance for human clinical trials in the aggregate amount of $6 million. We are in the process of obtaining additional product liability insurance relating to product sales. We may not be able to obtain or maintain adequate protection against potential liabilities arising from product sales. If we are unable to obtain insurance at acceptable cost or otherwise protect against potential product liability claims, we will be exposed to product liability claims. A successful product liability claim in excess of our insurance coverage could harm our financial condition, results of operations and prevent or interfere with our product commercialization efforts. In addition, any successful claim may prevent us from obtaining adequate product liability insurance in the future on commercially desirable terms. Even if a claim is not successful, defending such a claim may be time-consuming and expensive.

We use hazardous materials in our business and any claims relating to improper handling, storage, or disposal of these materials could be time consuming and costly.

  We utilize radioactive and other materials that could be hazardous to human health, safety or the environment. We are subject to stringent federal, state and local laws, rules, regulations and policies governing the use, generation, manufacture, storage, air emission, effluent discharge, handling and disposal of certain materials and wastes. We store these materials and various wastes resulting from their use at our facility pending ultimate use and disposal. Although we believe that our safety procedures for handling and disposing of such materials comply with federal, state and local laws, rules, regulations and policies, the risk of accidental injury or contamination from these materials cannot be entirely eliminated. We may be required to incur significant costs to comply with environmental laws, rules, regulations and policies. Additionally, if an accident occurs, we could be held liable for any resulting damages, and any such liability could exceed our resources. We do not maintain a separate insurance policy for these types of risks and we do not have reserves set aside for environmental claims. Any future environmental claims could harm our financial condition, results of operations and prevent or interfere with our product commercialization efforts. In addition, compliance with future environmental laws, rules, regulations and policies could lead to additional costs and expenses.

                        Risks relating to collaborators

If Sanofi-Synthelabo, the licensor of Picovir(TM), does not protect our rights under our license agreement with it or does not reasonably consent to our sublicense of rights to Picovir(TM), or if this license agreement is terminated, we may lose revenue and expend significant resources defending our rights.

  We have licensed from Sanofi-Synthelabo the exclusive United States and Canadian rights to certain antiviral agents for use in picornavirus indications, which are the subject of U.S. and Canadian patents and patent applications owned by Sanofi-Synthelabo, certain of which cover Picovir(TM) and other of which cover compounds that are either related to Picovir(TM) or have antiviral activity. We depend on Sanofi-Synthelabo to prosecute and maintain certain of these patents and patent applications and protect such patent rights. Failure by Sanofi-Synthelabo to prosecute or maintain such patents or patent applications and protect such patent rights could lead to our loss of revenue. Under certain circumstances, our ability to sublicense our rights under this license agreement is subject to Sanofi-Synthelabo's consent, which is not to be unreasonably withheld. Under our license agreement, Sanofi-Synthelabo also has exclusive rights to market and sell products covered by these patents and patent applications in countries other than the United States and Canada, although we would receive royalties from Sanofi-Synthelabo on such sales. If Sanofi-Synthelabo does not successfully market and sell products outside of the United States and Canada, we will not receive revenue from royalties on sales of products outside the United States and Canada. If our license agreement with Sanofi-Synthelabo is terminated, our ability to manufacture, develop, market and sell Picovir(TM) would terminate.

We depend on collaborations with third parties, which may reduce our product revenues or restrict our ability to commercialize products.

  We have entered into, and may in the future enter into additional, sales and marketing, distribution, manufacturing, development, licensing and other strategic arrangements with third parties. For example, in September 2001, we entered into a co-promotion and co-development agreement with Aventis Pharmaceuticals Inc. in order to further develop Picovir(TM) and acquire additional commercial resources to market and sell Picovir(TM) for the treatment of VRI in the United States if Picovir(TM) is approved. Aventis and ViroPharma will co-promote Picovir(TM) in the United States if Picovir(TM) is approved. We depend on Aventis to provide us with substantial assistance and additional expertise in the commercialization of Picovir(TM), including distribution services, marketing, medical and professional education, and opinion leader and advocacy development. Any failure of Aventis to diligently promote Picovir(TM) could lead to our loss of revenues from product sales and milestones due under our agreement with Aventis and would delay our achievement of profitability.

  In December 1999, we entered into an agreement with American Home Products Corporation to develop jointly products for use in treating the effects of hepatitis C virus in humans. Under this agreement, we licensed to them worldwide rights under patents and know-how owned by us or created under the agreement. The collaborative compound screening component of our agreement with American Home Products expires three years after the effective date of the agreement, unless extended by mutual agreement. If the compound screening component of our agreement with American Home Products Corporation is not extended, our independent near-term compound screening activities within the hepatitis C field will be restricted. In November 1999, we entered into a product development and commercialization agreement with Battelle Memorial Institute, now Battelle Pulmonary Therapeutics, Inc., in connection with our RSV program. We are currently engaged in additional discussions relating to other arrangements. We cannot be sure that we will be able to enter into any such arrangements with third parties on terms acceptable to us or at all. Third party arrangements may require us to grant certain rights to third parties, including exclusive marketing rights to one or more products, or may have other terms that are burdensome to us, and may involve the acquisition of our equity securities.

  In the near term, our success will depend upon the success of our collaboration with Aventis to commercialize and further develop Picovir(TM) in the United States. We are also in discussions with Aventis to extend this collaboration to Canada. We have obtained, and intend to obtain in the future, licensed rights to certain proprietary technologies and compounds from other entities, individuals and research institutions, for which we may be obligated to pay license fees, make milestone payments and pay royalties. In addition, we have entered into, and may in the future enter into, collaborative arrangements for the marketing, sales and distribution of our product candidates, which require, or may require, us to share profits or revenues. We may be unable to enter into additional collaborative licensing or other arrangements that we need to develop and commercialize our drug candidates. Moreover, we may not realize the contemplated benefits from such collaborative licensing or other arrangements. These arrangements may place responsibility on our collaborative partners for preclinical testing, human clinical trials, the preparation and submission of applications for regulatory approval, or for marketing, sales and distribution support for product commercialization. We cannot be certain that any of these parties will fulfill their obligations in a manner consistent with our best interests. These arrangements may also require us to transfer certain material rights or issue our equity securities to corporate partners, licensees and others. Any license or sublicense of our commercial rights may reduce our product revenue. Moreover, we may not derive any revenues or profits from these arrangements. In addition, our current strategic arrangements may not continue and we may be unable to enter into future collaborations. Collaborators may also pursue alternative technologies or drug candidates, either on their own or in collaboration with others, that are in direct competition with us.

                    Risks relating to intellectual property

We depend on patents and proprietary rights, which may offer only limited protection against potential infringement and if we are unable to protect our patents and proprietary rights, we may lose the right to develop, manufacture, market or sell products and lose sources of revenues.

  The pharmaceutical industry places considerable importance on obtaining patent and trade secret protection for new technologies, products and processes. Our success depends, in part, on our ability to develop and maintain a strong patent position for our products and technologies both in the United States and in other countries. Litigation or other legal proceedings may be necessary to defend against claims of infringement, to enforce our patents, or to protect our trade secrets, and could result in substantial cost to us and diversion of our efforts. We intend to file applications as appropriate for patents covering the composition of matter of our drug candidates, the proprietary processes for producing such compositions, and the uses of our drug candidates. We own ten issued United States patents, one non-United States patent and have twelve pending United States patent applications. We also have filed international, regional and non-United States national patent applications in order to pursue patent protection in major foreign countries.

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

         Risks relating to product manufacturing, marketing and sales

We have limited sales and marketing experience and if we are unable to develop our own sales and marketing capability we may be unsuccessful in commercializing our products.

  We currently are developing a marketing staff and we have hired the initial segment of our sales force. We will need both to successfully commercialize any of our product candidates, including Picovir(TM). We entered into a co-promotion agreement with Aventis in order to acquire additional commercial resources to market and promote Picovir(TM) for the treatment of VRI in the United States, if Picovir(TM) is approved by the FDA. The development of a marketing and sales capability will require significant expenditures, management resources and time. We may be unable to build such a sales force, the cost of establishing such a sales force may exceed any product revenues, or our marketing and sales efforts may be unsuccessful. If we are unable to successfully establish and maintain a sales and marketing capability for Picovir(TM) and for products owned by Aventis, our rights under the copromotion agreement with Aventis may be adversely effected, our ability to generate revenues will be harmed and we may fail to achieve milestones in our copromotion agreement with Aventis. Our failure to successfully establish and maintain a sales and marketing capability, or find suitable marketing partners, also will harm our ability to generate revenues from our other product candidates. Even though we entered into an agreement with Aventis for the copromotion of Picovir(TM) in the United States and have hired the initial segment of our sales force, and even if we are able to develop a sales force or find a suitable marketing partner for our other product candidates, there can be no assurance that our collaboration with Aventis will be successful and we may not successfully penetrate the markets for any of our proposed products.

We currently depend, and anticipate in the future to depend, on third parties to manufacture our products and product candidates, including Picovir(TM).

  We do not have the internal capability to manufacture commercial quantities of pharmaceutical products following the FDA's current Good Manufacturing Practices, or GMP. In order to produce a final commercial product we must have arrangements with:

    . a manufacturer of the Picovir(TM) drug substance;

    . a processor to reduce the particle size of the drug substance; and

    . a final product manufacturer.

  We have entered into a commercial supply agreements with Patheon, Inc. for final Picovir(TM) drug product, Produits Chimiques Auxilliaires et de Synthese, SELOC France Division, for the Picovir(TM) drug substance and with a processor to reduce the drug substance particle size. We currently are negotiating an agreement with a second manufacturer for Picovir(TM) drug substance. It is not yet clear what the final terms of this agreement will be, although we expect that it will be comparable to the terms of similar agreements for similar products. There can be no assurance that we will be successful in entering into this agreement, or that any such manufacturing arrangement will be available on terms acceptable to us.

  Other than the production of pilot and validation batches, no manufacturer has delivered commercial quantities of Picovir(TM) bulk drug substance or drug product to us yet, and we cannot be certain that they will be able to deliver such commercial quantities on a timely basis. As a result, even if we are able to enter into supply and processing contracts with any of these manufacturers or processors, but such manufacturers or processors are unable to satisfy our requirements, there may be additional cost and delay in the commercialization of Picovir(TM), and may result in a breach and termination of our copromotion agreement with Aventis. If we are required to find an additional or alternative source of supply, there may be additional cost and delay in the commercialization of Picovir(TM). Additionally, the FDA inspects all commercial manufacturing sites before approving an NDA for a drug manufactured at those sites. If any of our manufacturers or processors fails to pass this FDA inspection, the approval and eventual commercialization of Picovir(TM) may be delayed.

  In addition to the oral solid formulation of Picovir(TM) used in our Phase III trials in adult VRI, we are using an oral suspension formulation in our clinical trials of Picovir(TM) for the treatment of VRI in children. We are using a liquid formulation of Picovir(TM) in our compassionate use program. If we are unable to develop and commercialize, or are delayed in the development and commercialization of, the oral suspension formulation, our ability to generate revenues may be harmed.

If our product manufacturers fail to comply with regulatory requirements, our product commercialization could be delayed or subject to restrictions.

  Any contract manufacturers that we use must adhere to the FDA's cGMP regulations, which are enforced by the FDA through its facilities inspection program. These facilities must pass a plant inspection before the FDA will issue an approval of the product. The manufacture of product at these facilities will be subject to strict quality control, testing and recordkeeping requirements. Moreover, while we may choose to manufacture products in the future, we have no experience in the manufacture of pharmaceutical products for clinical trials or commercial purposes. If we decide to manufacture products, we would be subject to the regulatory requirements described above. In addition, we would require substantial additional capital and would be subject to delays or difficulties encountered in manufacturing pharmaceutical products. No matter who manufactures the product, we will be subject to continuing obligations regarding the submission of safety reports and other post-market information.

  If we encounter delays or difficulties with contract manufacturers, packagers or distributors, market introduction and subsequent sales of our products could be delayed. If we change the source or location of supply or modify the manufacturing process, regulatory authorities will require us to demonstrate that the product produced by the new source or from the modified process is equivalent to the product used in any clinical trials that we had conducted. If we are unable to demonstrate this equivalence, we will be unable to manufacture products from the new source or location of supply, or use the modified process, we may incur substantial expenses in order to ensure equivalence, and it may harm our ability to generate revenues.

  If we, or our manufacturers, are unable to obtain raw and intermediate materials needed to manufacture our products in sufficient amounts or on acceptable terms, we will incur significant costs and sales of our products would be delayed or reduced.

  We, or the manufacturers with whom we contract, may not be able to maintain adequate relationships with current or future suppliers of raw or intermediate materials for use in manufacturing our products or product candidates. If our current manufacturing sources and suppliers are unable or unwilling to make these materials available to us, or our manufacturers, in required quantities or on acceptable terms, we would likely incur significant costs and delays to qualify alternative manufacturing sources and suppliers. If we are unable to identify and contract with alternative manufacturers when needed, sales of our products would be delayed or reduced and will result in significant additional costs.

ITEM 2. PROPERTIES

  Our corporate facilities located in Exton, Pennsylvania currently occupy approximately 70,900 square feet. We are expanding by 16,500 square feet and we expect to have this expansion completed in the first half of

2002. The lease, which will expire in 2008, has two 5-year renewal options, monthly base rent and additional provisions for allocation of direct expense charges for utilities, maintenance, insurance and property taxes. In September 2001, we entered into a lease for approximately 30,000 square feet of additional office space. We expect this additional office space to be available in the second half of 2002.

ITEM 3. LEGAL PROCEEDINGS

  None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  None.

Executive Officers of the Registrant

  The following is a list of our executive officers, including their ages, as of December 31, 2001:

        Name                  Age                    Position
        ----                  ---                    --------
Michel de Rosen..............  50 President and Chief Executive Officer
Marc S. Collett, Ph.D. ......  50 Vice President, Discovery Research
Ellen C. Cooper, M.D. .......  51 Vice President, Clinical and Regulatory
                                   Affairs
Thomas F. Doyle..............  41 Vice President, General Counsel and Secretary
Martin J. Driscoll...........  43 Vice President, Commercial Operations and
                                   Business Development
Richard A. Farley............  45 Vice President, Human Resources
Jeffrey R. Hincks, Ph.D. ....  44 Vice President, Preclinical Development
Mark A. McKinlay, Ph.D. .....  50 Vice President, Research & Development
Vincent J. Milano............  38 Vice President, Chief Financial Officer and
                                   Treasurer

  Michel de Rosen has served as President and Chief Executive Officer of the Company since August 2000, and as a director since May 2000. Prior joining ViroPharma, Mr. de Rosen held several key positions in Rhone-Poulenc Pharma and Rhone-Poulenc Rorer (now Aventis), including Chairman and Chief Executive Officer until December 1999. Mr. de Rosen began his career at the French Ministry of Finance and has served in several leading government positions with the French Ministry and the French Secretary of Defense. Mr. de Rosen holds an MBA from the Ecole des Hautes Etudes Commerciales in France.

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

  Ellen C. Cooper, M.D. has served as Vice President of Clinical and Regulatory Affairs of ViroPharma since August 2000. Prior to joining the company, Dr. Cooper was a pharmaceutical consultant providing guidance in drug development, clinical trials design and analysis, and regulatory issues to a variety of pharmaceutical companies, including ViroPharma. From 1996 to 1998, she worked in the Office of AIDS Research at the National Institutes for Health. From 1993 to 1996, she served as Vice President and Director, Clinical Research and Information, at the American Foundation for AIDS Research in New York City. From 1991 to 1993, Dr. Cooper served as Vice President and Director of the Institute of Clinical Immunology and Infectious Disease for Syntex Research. Earlier in her career, Dr. Cooper spent almost ten years in various positions of increasing responsibility with the U.S. Food and Drug Administration. During her tenure at FDA, she served as the Founding Director of the Division of Antiviral Drug Products in the Center for Drug Evaluation and Research.

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

  Martin J. Driscoll has served as Vice President of Commercial Operations and Business Development of ViroPharma since November 2000. From 1983 to November 2000, Mr. Driscoll served Schering-Plough Corporation, including its subsidiary, Key Pharmaceuticals, in several leading sales and marketing positions. From January 1998 to November 2000, Mr. Driscoll was the vice president of sales and marketing for Schering Primary Care, a unit of Schering Laboratories. Earlier in his career, Mr. Driscoll was the Director of managed care affairs for the Western Region of Schering Laboratories, where he was involved in managing the company's relationships with leading managed care accounts including CIGNA, Kaiser and Blue Cross. Mr. Driscoll received his B.S. in Advertising from the University of Texas.

  Richard A. Farley has served as Vice President, Human Resources since February 2001. From 1992 to 2000, Mr. Farley was Director of Human Resources for Sphinx Pharmaceuticals, a Division of Eli Lilly and Company. From 1985 through 1992, Mr. Farley served in a variety of human resource management roles with Hewlett-Packard Company. Mr. Farley received his M.B.A. from Duke University and his B.S. in Industrial and Labor Relations from Syracuse University.

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

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

Market Information

  Our common stock is traded on the National Market segment of The Nasdaq Stock Market under the symbol "VPHM." We commenced trading on The Nasdaq Stock Market on November 19, 1996. The following table sets forth the high and low sale prices as quoted on The Nasdaq Stock Market for each quarter of 2000 and 2001 and through February 15, 2002.

                                                                  High    Low
                                                                 ------- ------
      Year ended December 31, 2000
      First Quarter............................................. $111.63 $28.88
      Second Quarter............................................ $ 75.50 $10.50
      Third Quarter............................................. $ 34.88 $14.64
      Fourth Quarter............................................ $ 27.75 $13.00


      Year ended December 31, 2001
      First Quarter............................................. $ 31.63 $12.75
      Second Quarter............................................ $ 41.00 $25.27
      Third Quarter............................................. $ 35.67 $20.57
      Fourth Quarter............................................ $ 29.30 $18.00
      First Quarter 2002 (through February 15, 2002)............ $ 23.03 $16.63

Holders and Dividends

  There were approximately 490 record holders of our common stock as of February 1, 2002. We have never declared or paid any cash dividends on our common stock. On May 7, 2001, we converted 2,300,000 shares of our series A convertible participating preferred stock into 2,346,295 shares of our common stock. We paid a cash dividend on the preferred stock of $181,837 for the quarter ended March 31, 2001, and a final cash dividend of $163,405 for the second quarter of 2001 through the conversion date. As of February 1, 2002, we had no shares of preferred stock outstanding. Any future determination to pay dividends will be at the discretion of our board of directors and will be dependent on then existing conditions, including our financial condition, results of operations, contractual restrictions, capital requirements, business and other factors our board of directors deems relevant. In addition, our business loan agreements restrict our ability to declare and pay cash dividends.

ITEM 6. SELECTED FINANCIAL DATA

  The selected financial data presented below under the caption "Consolidated Balance Sheet Data" as of December 31, 1997, 1998, 1999, 2000 and 2001, and under the caption " Consolidated Statement of Operations Data" for the years ended December 31, 1997, 1998, 1999, 2000 and 2001 are derived from the consolidated financial statements of the company which have been audited by KPMG LLP, independent certified public accountants. The data set forth below should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations, the Consolidated Financial Statements and the Notes thereto and the other financial information included elsewhere in this Report. We are considered a "development stage company" as described in Note 1 of the company's Consolidated Financial Statements.

                                              Year Ended December 31,
                          --------------------------------------------------------------------
                              1997          1998          1999          2000          2001
                          ------------  ------------  ------------  ------------  ------------
Consolidated Operations
 Data:
License fee and
 milestone revenue......  $  1,500,000   $ 1,500,000  $         --   $ 2,000,000   $ 3,384,615
                          ------------  ------------  ------------  ------------  ------------
Total revenues..........     1,500,000     1,500,000            --     2,000,000     3,384,615
                          ------------  ------------  ------------  ------------  ------------
Operating expenses:
Research and
 development............    10,928,976    25,130,232    26,055,884    37,410,189    42,142,315
Acquisition of
 technology rights......            --            --            --            --    16,500,000
Sales and marketing.....        83,036     1,069,750     1,283,317     2,326,896    16,283,012
General and
 administrative.........     3,258,045     3,306,050     3,703,135     6,289,663    12,119,128
                          ------------  ------------  ------------  ------------  ------------
Total operating
 expenses...............    14,270,057    29,506,032    31,042,336    46,026,748    87,044,455
Interest income.........     1,400,602     1,771,564     1,708,212    11,990,551    12,321,542
Interest expense........        80,428       167,648       165,914     9,781,177    11,619,150
                          ------------  ------------  ------------  ------------  ------------
Net loss................  $(11,449,883) $(26,402,116) $(29,500,038) $(41,817,374) $(82,957,448)
                          ============  ============  ============  ============  ============
Net loss allocable to
 common stockholders....  $(11,449,883) $(26,402,116) $(34,574,571) $(42,544,726) $(83,302,690)
                          ============  ============  ============  ============  ============
Net loss per share
 allocable to common
 stockholders:
  Basic.................  $      (1.13) $      (2.30) $      (2.84) $      (2.80) $      (4.59)
  Diluted...............  $      (1.13) $      (2.30) $      (2.84) $      (2.80) $      (4.59)
Shares used in computing
 net loss per share
 allocable to common
 stockholders:
  Basic.................    10,092,590    11,485,589    12,181,853    15,210,964    18,167,303
  Diluted...............    10,092,590    11,485,589    12,181,853    15,210,964    18,167,303
                          ============  ============  ============  ============  ============
                                                    December 31,
                          --------------------------------------------------------------------
                              1997          1998          1999          2000          2001
                          ------------  ------------  ------------  ------------  ------------
Consolidated Balance
 Sheet Data:
Cash, cash equivalents
 and short-term
 investments............  $ 43,368,462  $ 20,011,782  $ 66,852,920  $203,335,180  $240,040,193
Working capital.........    37,209,028    11,490,395    58,691,259   196,279,631   220,620,940
Total assets............    46,275,480    23,657,401    72,085,866   222,438,830   266,180,803
Long term obligations...       416,667     1,822,917       525,000   180,325,000   180,125,000
Total stockholders'
 equity.................    39,150,871    12,836,031    58,291,236    23,986,548    39,429,714

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  Our disclosure and analysis in this report contains some forward-looking statements. Forward-looking statements give our current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current facts. They use words such as "anticipate", "estimate", "expect", "project", "intend", "plan", "believe" and other words and terms of similar meaning in connection with any discussion of future operating or financial performance. In particular, these include statements relating to present or anticipated scientific or regulatory progress, development of potential pharmaceutical products, future revenues, capital expenditures, research and development expenditures, future financings and collaborations, personnel, manufacturing requirements and capabilities, and other statements regarding matters that are not historical facts or statements of current condition.

  Any or all of our forward-looking statements in this report may turn out to be wrong. They can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties. Many factors, including those mentioned in the discussion below and those described in the "Risk Factors" discussion in this annual report on Form 10-K, will be important in determining future results. Consequently, no forward-looking statement can be guaranteed. Actual future results may vary materially. We do not intend to update our forward-looking statements to reflect future events or developments.

  Since inception, we have devoted substantially all of our resources to our research, sales and marketing and product development programs. We have generated no revenues from product sales and have been dependent upon funding primarily from equity and debt financing. We do not expect any revenues derived from Picovir(TM) sales until Picovir(TM) is approved by the U.S. Food and Drug Administration (FDA) which we do not expect to occur before mid-2002, at the earliest. There can be no assurance that we will receive such approval from the FDA. We have not been profitable since inception and have incurred a cumulative net loss of $202,695,822 through December 31, 2001. Losses have resulted principally from costs incurred in research and development activities, general and administrative expenses and sales and marketing expenses. We expect to incur additional operating losses over the next several years. We expect our expenses to increase significantly over historical levels and our losses during the next several years to be higher than we have experienced in the past. Our level of losses during this period, however, depend upon if we are successful in commercializing Picovir(TM) and whether or not we receive certain milestone payments from Aventis. Our anticipated significant increase in expenses will be due to our portion of the following costs that will be shared with Aventis under our agreement with them: the sales force costs incurred by us and Aventis after the launch of Picovir(TM) and royalty payments to Sanofi-Synthelabo on net sales of Picovir(TM), if Picovir(TM) is approved by the FDA, significant investments to be made in Picovir(TM) marketing and market research activities, the cost of medical sales liaisons, and the costs of activities related to clinical and regulatory efforts in connection with the use of Picovir(TM) for the treatment of adults and pediatric patients. Our anticipated significant increase in expenses also will be due to our costs for the continued building of our sales force and building and maintenance of the requisite commercial infrastructure, research and development activities related to additional clinical trials and supporting studies for the potential expansion of the use of Picovir(TM) in other patient populations, the near-term amounts payable to our Picovir(TM) manufacturers, discovery and development activities with our hepatitis C and RSV disease programs, and milestone payments that may be payable under the terms of our agreement with Battelle Pulmonary Therapeutics, Inc. Our ability to achieve profitability is dependent on developing and obtaining regulatory approvals for our product candidates, successfully commercializing such product candidates (which may include entering into collaborative agreements for product development and commercialization), and securing contract manufacturing services and distribution and logistics services.

  The SEC staff recently released a cautionary advice regarding critical accounting policies and practices. The staff has defined critical policies and practices as items that are both most important to the portrayal of a company's financial condition and results, and require management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effects of matters that are inherently uncertain. Due to the nature of our business and our stage of development, we do not currently face the many complex or subjective judgments, implied by the staff, that face companies that are further along in their life cycle that may be necessary in applying accounting policies. If Picovir(TM) is approved by the FDA and as we continue to grow our commercial operations, we may begin to face such issues in the proper application of accounting policies and practices. There are, however, currently two areas where our practices could be construed to be within the scope of the guidelines in the cautionary advice. One is our decision to apply APB Opinion No. 25 to account for our stock option plans rather than SFAS No.
123. Had we applied SFAS No. 123 our net loss allocable to common shareholders in 1999, 2000 and 2001 would have been increased by approximately $3.1 million, $7.1 million and $10.2 million, respectively (See note 9). The second practice is the recognition of expense for the purchase of drug substance intended for commercial use that we acquired in 2001. The amount of drug substance inventory expensed in 2001 was approximately $1.3 million. We will continue to expense inventory acquired or manufactured until we have persuasive evidence that this inventory has future benefit. We anticipate incurring approximately $7 million of additional inventory cost through mid-2002 that may be expensed. If Picovir(TM) is approved by the FDA, any subsequent sale of this inventory, previously expensed, will result in revenue from product sales with no corresponding cost of sale.

Liquidity and Capital Resources

  We commenced operations in December 1994. We are a development stage company and to date have not generated revenues from product sales. The cash flows used in operations historically have been applied to research and development activities and the supporting marketing and general and administrative expenses. We expect to incur significant additional expenses related to the anticipated commercialization of Picovir(TM). Through December 31, 2001, we have used approximately $145.2 million in operating activities. We invest our cash in short-term investments. Through December 31, 2001, we have used approximately $244.8 million in investing activities, including $232.8 million in short-term investments and $12.0 million in equipment purchases and new construction. Through December 31, 2001, we have financed our operations primarily through private and public offerings of common stock, a convertible subordinated notes offering, private placements of redeemable preferred stock, two bank loans and equipment lease lines totaling approximately $399.8 million. At December 31, 2001, we had cash and cash equivalents and short-term investments aggregating approximately $240.0 million.

  We lease our corporate and research and development facilities under an operating lease expiring in 2008. We also have the right, under certain circumstances, to purchase the facility. We have exercised our right to expand our current facility by 16,500 square feet. This expansion began in the third quarter of 2001 and we expect to incur approximately $3.0 million of capital expenditures in connection with this expansion through the completion of this expansion in the second quarter of 2002. We expect that rent expense in future years will increase approximately $200,000 per year, commencing in mid-2002. In September 2001, we entered into a lease for 30,000 square feet of additional office space which will result in an annual increase in rent expense of approximately $600,000 starting in mid-to late 2002 and we expect to incur capital expenditures of approximately $500,000 through mid-2002 (See
Note 14). The term of the lease is fifteen years. Additionally, we will be renovating and expanding our existing research and development and warehousing facilities during 2002 which will result in capital outlays of approximately $1.5 million. We expect to secure bank financing of approximately $5 million to fund these expansions and renovations. We anticipate total capital expenditures of approximately $6.7 million during 2002, including the facility expenditures described above.

  We have financed substantially all of our equipment, other than automobiles for our sales force, under two bank loans. The first bank loan, which we entered into in February 1997, is for $600,000, is payable in equal monthly installments over 72 months and has a 9.06% interest rate. The second bank loan, which we entered into in December 1998, is for $500,000, is payable in equal monthly installments over 60 months and has a 7.25% interest rate. As of December 31, 2001, aggregate outstanding borrowings under these bank loans were approximately $325,000 (See Note 6).

  In November 2001, we entered into an automobile fleet leasing arrangement for our sales force. The initial term of the lease for each individual leased vehicle is for a twelve-month period and is renewable on a per vehicle basis for successive twelve-month periods with no stated expiration dates (See
Note 14). If Picovir(TM) is approved, and we fully deploy our sales force over the next several years, we anticipate that on an annualized basis the cost of leasing, maintaining and insuring the fleet will be approximately $2.3 million per year in 2002 and 2003 and approximately $4.9 million per year thereafter. The lease is secured with a two-year $1 million letter of credit which is further collateralized with a $1 million investment at the lending institution that issued the letter of credit. The investment is restricted over the term of the letter of credit.

  We amended and restated our agreement with Sanofi-Synthelabo in February 2001. Under this agreement, we are required to make royalty payments on any sales in the United States and Canada of products developed under the agreement, which royalty payments will be reduced upon the expiration of the last patent on Picovir(TM) or any related drug.

  In February 2002, we entered into a commercial supply agreement with Patheon, Inc. for final Picovir(TM) drug product. In May 2001, we entered into a commercial manufacturing agreement with Produits Chimiques Auxilliares et de Synthese (PCAS) to manufacture commercial supplies of bulk Picovir(TM) drug substance. We also entered into an agreement with an alternative supplier to manufacture pilot batches of bulk Picovir(TM), and we intend to conclude a commercial supply agreement with this alternative supplier shortly. These agreements will commit these suppliers to manufacture and supply Picovir(TM) to us at prices based on the quantity of product we require from them. During 2001, we incurred approximately $3.9 million of costs related to the purchase of drug substance and subsequent micronization. Of this amount approximately $1.3 million was related to inventory that is intended for commercial use. All these amounts were expensed in 2001. We expect that prior to the anticipated commercial launch of Picovir(TM) we may incur up to approximately $7.0 million of additional costs through mid-2002 under these arrangements.

  In September 2001, we entered into a collaboration to co-develop and co-promote Picovir(TM) (pleconaril) in the United States with Aventis Pharmaceuticals Inc. (Aventis), the U.S. pharmaceutical company of Aventis Pharma AG. As part of the agreement, we received an initial payment of $25 million from Aventis, and may receive additional cash payments, each of which is dependent upon reaching certain regulatory and other milestones. $5 million of the initial payment received is reflected in Deferred revenue, and will be recognized as revenue, on a straight line basis through December 31, 2005, the estimated performance period. $384,615 of deferred revenue has been recognized during 2001. $10 million of the initial payment is reflected in Accrued expenses and other current liabilities (see Note 5) and $10 million is reflected in Other liabilities, as either or both amounts may have to be repaid over the next two years if certain regulatory milestones are not met. Other than the costs that we incur and are responsible for in establishing our sales force and the commercial infrastructure that supports our commercial operations, we will share the cost of preparing for the commercial launch of Picovir(TM) and the continued marketing and commercialization efforts: 55 percent by Aventis and 45 percent by us. Additionally, Aventis will fund 50% of our research and development efforts for the use of pleconaril in the treatment of adult and pediatric viral respiratory infection. If Picovir(TM) is approved by the U.S. Food and Drug Administration (FDA), Aventis will distribute Picovir(TM) and both companies will share profits and losses: 55 percent to Aventis and 45 percent to us. Over at least the next two years we will be co-promoting a product from the Allegra(R) family and Nasacort(R) AQ, Aventis Pharmaceuticals prescription products, to primary care physicians in the United States, and will receive detailing fees from Aventis for such calls. The term of the agreement is through the market exclusivity period for Picovir(TM), currently 2012, unless such period is extended or the agreement is terminated earlier due to the failure to attain certain milestones.

  Additional terms of the Aventis co-promotion and co-development agreement include our overseeing the ongoing clinical and regulatory development of Picovir(TM) for other indications such as pediatric VRI, the prophylactic use of Picovir(TM) in patients with asthma or chronic obstructive pulmonary disease (COPD), and other indications. Aventis will share in the final development costs for the adult VRI indication and the pediatric indication, and provide additional reimbursement for other product indications, based upon the successful completion of certain regulatory milestones. Initially Aventis will purchase Picovir(TM) from us. We will initially be responsible for managing the production of drug product, the micronization process, final drug manufacturing and packaging through its contract suppliers. Eventually, both ViroPharma and Aventis will share this responsibility.

  Aventis may terminate the co-promotion and co-development agreement if, among other conditions, we do not receive regulatory approval of our adult VRI NDA within a timeframe agreed upon by the parties, if net sales of Picovir(TM) do not reach specified levels within certain specified timeframes or upon certain regulatory actions. Other termination provisions provide that either party may terminate the agreement if the other party fails to perform its sales detailing requirements over a specified period of time or upon a material breach which is not cured. In the event of a change in control of ViroPharma, the standstill agreement between us and Aventis would terminate and, under certain circumstances, Aventis would have the right to sell its interest in the collaboration to us at a value determined by investment bankers. In the event of an Aventis change in control under certain circumstances, we would have an analogous right to buy Aventis's interest in the collaboration from Aventis at a value determined by investment bankers.

  Upon FDA marketing clearance of Picovir(TM) for adult viral respiratory infection, an Aventis affiliate will purchase up to $20 million in ViroPharma common stock priced at a trailing average of the last sale prices of ViroPharma's common stock up to the date of approval. We expect to incur significant expenses under this agreement over the next several years related to marketing and market research activities for Picovir(TM), the maintenance and support of a marketing and sales staff and the requisite infrastructure as well as further clinical trials and regulatory efforts for Picovir(TM).

  We have incurred losses from operations since inception because we have generated minimal revenue to date. We expect to incur additional operating losses over the next several years. We expect our expenses to increase significantly over historical levels and our losses during the next several years to be higher than we have experienced in the past. Our level of losses during this period, however, depend upon if we are successful in commercializing Picovir(TM) and whether or not we receive certain milestone payments from Aventis. Our anticipated significant increase in expenses will be due to our share of the following costs that will be shared with Aventis under our agreement with them: the sales force costs incurred by us and Aventis after the launch of Picovir(TM) and royalty payments to Sanofi-Synthelabo on net sales of Picovir(TM), if Picovir(TM) is approved by the FDA, significant investments to be made in Picovir(TM) marketing and market research activities, the cost of medical sales liaisons, and the costs of activities related to clinical and regulatory efforts in connection with the use of Picovir(TM) for the treatment of adults and pediatric patients. Our anticipated significant increase in expenses also will be due to our costs for the continued building of our sales force and building and maintenance of the requisite commercial infrastructure, research and development activities related to additional clinical trials and supporting studies for the potential expansion of the use of Picovir(TM) in other patient populations, the near-term amounts payable to our Picovir(TM) manufacturers, discovery and development activities with our hepatitis C and RSV disease programs, and milestone payments that may be payable under the terms of our agreement with Battelle Pulmonary Therapeutics, Inc. Our ability to achieve profitability is dependent on developing and obtaining regulatory approvals for our product candidates, successfully commercializing such product candidates (which may include entering into collaborative agreements for product development and commercialization), and securing contract manufacturing services and distribution and logistics services. We expect that our spending in the general and administrative areas to increase modestly over the next nine to twelve months when compared to such spending in 2001.

  In November 2001, we and American Home Products (AHP), through its subsidiary Wyeth-Ayerst laboratories, announced that we have halted further development of VP50406, our first product candidate for the treatment of hepatitis C. We will continue to fund the development of additional compounds under our collaboration agreement with AHP, one of which we expect to enter clinical trials in the second half of 2002. There can be no assurance, however, that these clinical trials can be initiated during the timeframes that we expect, or at all.

  We expect that we will need to raise additional funds to continue our business activities, fund debt service and to further expand our facilities. We have convertible notes payable in the amount of $180.0 million. These notes bear interest at 6% per annum and become due in March 2007 (see Note 6). We may need additional financing to complete all Picovir(TM) clinical studies, to continue to develop and support our marketing and sales staffs for Picovir(TM) as well as the requisite commercial infrastructure. We expect that we will need additional financing for the development and required testing of our hepatitis C and RSV disease compounds, and for any other product candidates. To obtain this financing, we intend to access the public or private equity or debt markets or enter into additional arrangements with corporate collaborators to whom we may issue shares of our stock. In July 2001, we filed a Form S-3 universal shelf registration statement with the Securities and Exchange Commission for the registration and potential issuance of up to $300.0 million of our securities. On October 19, 2001 the SEC declared the registration statement effective. The registration statement will provide us with the flexibility to determine the type of security we choose to sell, including common stock, preferred stock, warrants and debt securities, as well as the ability to time such sales when market conditions are favorable.

  On November 19, 2001, we sold 4,000,000 shares of our common stock in an underwritten public offering. Net proceeds from the sale were approximately $82.7 million (See Note 9).

  Also, in connection with certain of our collaboration agreements, American Home Products Corporation and Aventis are required to purchase our common stock at the time of completion of certain product development and regulatory approval events.

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

  Additional financing, however, may not be available on acceptable terms from any source as a result of, among other factors, our inability to get Picovir(TM) approved, our inability to achieve commercial success of Picovir(TM), our inability to generate revenue through our existing collaborative agreements and our inability to file, prosecute, defend and enforce any patent claim and other intellectual property rights. If sufficient additional financing is not available, we may need to delay, reduce or eliminate current research and development programs, delay or reduce our commercialization efforts for Picovir(TM) or reduce or eliminate other aspects of our business.

Results of Operations

Years ended December 31, 2001 and 2000

  We earned license fee and milestone revenue from our collaborations with Wyeth-Ayerst and Aventis of approximately $3.4 million for the year ended December 31, 2001 compared to $2.0 million for the year ended December 31, 2000. In 2001 we achieved one milestone and earned $2.0 million from Wyeth-Ayerst compared to achieving one milestone and earning $1.0 million in 2000. The remaining revenue represents the amortization of the deferred revenue from advance payments received under our collaboration agreements.

  Research and development expenses increased to $42.1 million in 2001 from $37.4 million in 2000. The increase was primarily due to higher manufacturing costs, increased efforts in discovery and higher employee related expenses. Partially offsetting these increases were lower clinical and pre-clinical costs in 2001 and a relatively higher amount of costs to be reimbursed to us by our development partners for 2001 when compared to 2000. Manufacturing cost were approximately $3.6 million higher in 2001 when compared to 2000 as we are acquiring drug substance in anticipation of the commercial launch of Picovir(TM), if approved by the FDA. We anticipate that these costs will continue to grow through the anticipated commercial launch of Picovir(TM) in mid-2002. Employee related expenses for the year ended 2001 were approximately $5.4 million higher when compared to 2000, primarily as a result of higher staffing levels necessary to support development and discovery programs. The increased efforts in discovery research resulted in increased spending of approximately $1.0 million for the year ended 2001 when compared to the same period in 2000. The decrease in development expenses for the 12 months ended December 31, 2001 compared to the same period for 2000 is approximately $3.9 million and was due primarily to the conduct of larger and more extensive trials during 2000 when compared to 2001. In 2001 we completed two phase III clinical trials for Picovir(TM) for the treatment of VRI in adults and submitted our NDA for Picovir(TM) and we initiated clinical trials with Picovir(TM) for the treatment of pediatric VRI and for the prophylaxis of VRI in healthy adults. In 2001, we were also conducting two phase IIa studies for the treatment of hepatitis C and completed one phase I study for the treatment of RSV disease. In comparison, during 2000 we completed three phase III clinical trials of pleconaril, and were conducting phase I clinical trials for the treatment of hepatitis C and the advancement of our drug candidate for the treatment of RSV disease. Additionally, cost reductions resulting from amounts to be reimbursed to us by our partners increased approximately $2.5 million during 2001 when compared to 2000.

  Sales and marketing expenses in the twelve months ended December 31, 2001 were $16.3 million compared to $2.3 million for the same period of 2000. This increase reflects our significant investments, net of the Aventis cost sharing of approximately $2.4 million, in pre-launch activities for Picovir(TM), including medical education, brand development and market research. This increase also reflects investments in the development of a sales force that commenced promoting Nasacort(R) AQ and Allegra(R), two Aventis products, in the first quarter of 2002, and is expected to commence promoting Picovir(TM) in the second half of 2002 if our NDA for Picovir(TM) is approved by the FDA. We are responsible for the costs of building our sales force and establishing the related infrastructure and ongoing costs related to the continued building and maintenance of that infrastructure.

  General and administrative expenses increased to $12.1 million in the twelve months ended December 31, 2001 from $6.3 million for the same period of 2000. The increase in general and administrative expenses primarily is due to costs associated with the collaboration agreement with Aventis, and higher employee related expenses due to increased staffing levels and facilities cost of approximately $2.7 million.

  Included in operating expenses in the twelve month period ended December 31, 2001 is a non-cash charge of $16.5 million resulting from the issuance of 750,000 shares of common stock to Sanofi-Synthelabo in exchange for the expansion of our intellectual property rights related to Picovir(TM), as these additional intellectual property rights licensed from Sanofi-Synthelabo had not reached technological feasibility and had no alternative uses.

  Interest expense increased in the twelve month period ended December 31, 2001 compared to the same period in 2000 due to the issuance of $180.0 million convertible subordinated debentures issued in March of 2000 which pay 6% interest per annum, which were outstanding for the full year in 2001 compared to only approximately 10 months during 2000. Interest income was relatively flat in 2001 compared to 2002, due to comparable average investment balances during the two periods.

  The net loss increased to approximately $83.0 million for the twelve-month period ended December 31, 2001 from approximately $41.8 million for the same period in 2000.

Years ended December 31, 2000 and 1999

  We earned license fee and milestone revenue from our hepatitis C collaboration with American Home Products of $2.0 million for the year ended December 31, 2000. We earned no revenues for the year ended December 31, 1999.

  Research and development expenses increased to $37.4 million for the year ended December 31, 2000 from approximately $26.1 million for the year ended December 31, 1999. The increase was principally due to the completion of three phase III clinical trials of Picovir(TM), conduct of phase I clinical trials, the initiation of an exploratory clinical trial of VP50406 for the treatment of hepatitis C and the initiation of phase I clinical trials of VP14637 for the treatment of RSV disease. Also, in connection with our agreement with American Home Products for hepatitis C, we are due approximately $4.0 million at December 31, 2000 for research and development expenses incurred by us on behalf of the collaboration which has been recorded with a corresponding reduction to our research and development expenses for the year ended December 31, 2000.

  Sales and marketing expenses were approximately $ 2.3 million in the year ended December 31, 2000 compared to approximately $1.3 million for the same period of 1999. The increase was principally due to pre-marketing expenses and business development activities related to Picovir(TM).

  General and administrative expenses were approximately $6.3 million in the year ended December 31, 2000 compared to approximately $3.7 million for the same period of 1999. The increase was principally due to an increase in employee related expenses as we continued to grow our support functions.

  Interest expense and interest income increased substantially in the year ended December 31, 2000 compared to the same period in 1999. The increases are due to the investing of proceeds from the issuance of $180 million convertible subordinated debentures issued in March of 2000 which pay 6% interest per annum.

  The net loss increased to $41.8 million for the year ended December 31, 2000 from $29.5 million for the year ended December 31, 1999.

Recently Issued Accounting Pronouncements

  In July 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, Business Combinations. SFAS No. 141 requires the use of the purchase method of accounting for all business combinations initiated after June 30, 2001 and eliminates the pooling-of-interest method. We do not believe that the adoption of SFAS No. 141 will have an impact on our historical consolidated financial statements.

  In July 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 requires goodwill and other intangible assets with indefinite lives to no longer be amortized, but instead tested for impairment at least annually. In addition, the standard includes provisions for the reclassification of certain existing intangibles as goodwill and reassessment of the useful lives of existing recognized intangibles. The standard is effective for fiscal years beginning after December 15, 2001. We do not believe that the adoption of SFAS No. 142 will have an impact on our consolidated financial statements because we have no goodwill or intangible assets.

  In July 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 requires the recognition of a liability for an asset retirement in the period in which it is incurred. A retirement obligation is defined as one in which a legal obligation exists in the future resulting from existing laws, statues or contracts. The standard is effective for fiscal years beginning after June 15, 2002. We do not believe the adoption of SFAS No.143 will have a material impact on our consolidated financial statements.

  In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which supersedes both SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a business segment (as previously defined in that Opinion). SFAS No. 144 retains the fundamental provisions in SFAS No. 121 for recognizing and measuring impairment losses on long-lived assets held for use and long-lived assets to be disposed of by sale, while also resolving significant implementation issues associated with SFAS No. 121. For example, SFAS No. 144 provides guidance on how long-lived assets that are used as part of a group should be evaluated for impairment, establishes criteria for when a long-lived asset is held for sale, and prescribes the accounting for a long-lived asset that will be disposed of other than by sale. SFAS No. 144 retains the basic provisions of APB No. 30 on how to present discontinued operations in the income statement but broadens that presentation to include a component of an entity (rather than a segment of a business). Unlike SFAS No. 121, an impairment assessment under SFAS No. 144 will never result in a write-down of goodwill. Rather, goodwill is evaluated for impairment under SFAS No. 142, Goodwill and Other Intangibles Assets.

  We are required to adopt SFAS No. 144 no later than the year beginning after December 15, 2001, and plan to adopt its provisions for the quarter ending March 31, 2002. We do not expect the adoption of SFAS No. 144 for assets held for use to have a material impact on our consolidated financial statements because the impairment assessment under SFAS No. 144 is largely unchanged from SFAS No. 121. The provisions of the new standard for assets held for sale or disposal generally are required to be applied prospectively after the adoption date to newly initiated disposal activities. Therefore, we cannot determine the potential effects that the adoption of these provisions of SFAS No. 144 will have on our consolidated financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

  Our holdings of financial instruments are comprised of a mix of government securities and commercial paper. All such instruments are classified as securities available for sale. Our debt security portfolio represents funds held temporarily pending use in our business and operations. We manage these funds accordingly. We seek reasonable assuredness of the safety of principal and market liquidity by investing in rated fixed income securities while at the same time seeking to achieve a favorable rate of return. Our market risk exposure consists principally of exposure to changes in interest rates. Our holdings are also exposed to the risks of changes in the credit quality of issuers. We typically invest in the shorter-end of the maturity spectrum. The principal amount and weighted average interest rate of our investment portfolio, including cash equivalents, at December 31, 2001 was $237,120,076 and approximately 6.6%, respectively.

  We have $180 million of convertible subordinated notes due 2007. The notes are convertible into shares of our common stock at a price of $109.15 per share, subject to certain adjustments. The notes bear interest at a rate of 6% per annum, payable semi-annually in arrears, and can be redeemed by us, at certain premiums over the principal amount, at any time on or after March 6, 2003. At December 31, 2001, the market value of our convertible subordinated notes was approximately $93,825,000, based on quoted market prices. The fair value of our convertible subordinated notes is dependent upon, among other factors, the fair value of our common stock and prevailing market interest rates.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  The financial statements of the company required by this item are attached to this Report beginning on page 45.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  Not Applicable.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  The information concerning our directors and regarding compliance with
Section 16 of the Securities Exchange Act of 1934 required by this Item will be set forth in our Proxy Statement, to be filed within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, and is incorporated by reference to our Proxy Statement.

  The information concerning our executive officers required by this Item is incorporated by reference herein to the section of this Report in Part I entitled "Executive Officers of the Registrant".

ITEM 11. EXECUTIVE COMPENSATION

  The information required by this Item will be set forth in our Proxy Statement, to be filed within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, and is incorporated by reference to our Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The information required by this Item will be set forth in our Proxy Statement, to be filed within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, and is incorporated by reference to our Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  The information required by this Item will be set forth in our Proxy Statement, to be filed within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, and is incorporated by reference to our Proxy Statement.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

  (a) List of documents filed as part of this report:

    (1) Financial Statements. The Consolidated Financial Statements listed in the accompanying Index to Consolidated Financial Statements appearing on page 45 are filed as part of this Annual Report on Form 10-K.

    (2) Financial Statement Schedules. All schedules are omitted because they are not applicable, or not required, or because the required information is included in the Consolidated Financial Statements or notes thereto.

    (3) Exhibits. The following is a list of Exhibits filed as part of this Annual Report on Form 10-K. Where so indicated by footnote, Exhibits which were previously filed are incorporated by reference. For Exhibits incorporated by reference, the location of the Exhibit in the previous filing is indicated in parentheses.

 Exhibit No.                             Description
 -----------                             -----------
 3.1         Amended and Restated Certificate of Incorporation of the Company,
             as amended by a Certificate of Amendment of Amended and Restated
             Certificate of Incorporation dated May 18, 1999, as further amended by a Certificate of Amendment of Amended and Restated
             Certificate of Incorporation dated May 24, 2000. (10) (Exhibit 3.1)
 3.2         Certificate of Designation establishing and designating the Series
             A Junior Participating Preferred Shares. (4) (Exhibit 3.2)
 3.3         Amended and Restated By-Laws of the Company. (6) (Exhibit 3.3)
 3.4         Certificate of Designation establishing and designating the Series
             A Convertible Participating Preferred Stock.(5) (Exhibit 3.4)
 4.1         Rights Agreement, dated as of September 10, 1998, between
             ViroPharma Incorporated and StockTrans, Inc., as Rights Agent. (3)
             (Exhibit 4.1)
 4.2         Amendment No. 1 to Rights Agreement. (5) (Exhibit 4.2)
 4.3         Indenture dated as of March 1, 2000 of ViroPharma Incorporated to
             Summit Bank as Trustee (including the form of note). (8) (Exhibit
             4.3)
 10.1+       Agreement dated December 22, 1995 between the Company and Sanofi.
             (1) (Exhibit 10.6)
 10.2        Form of Employment Agreement. (1) (Exhibit 10.8)
 10.3        Form of Indemnification Agreement. (1) (Exhibit 10.9)
 10.4        Restricted Stock Purchase Agreement dated as of January 17, 1996, by and between the Company and Frank Baldino, Jr. (1) (Exhibit
             10.11)
 10.5        Series B Convertible Preferred Stock Purchase Agreement dated as of June 16, 1995 among the Company and each of the entities on the
             "Schedule of Purchasers" attached thereto as Schedule A. (1)
             (Exhibit 10.12)
 10.6        Series C Convertible Preferred Stock Purchase Agreement dated as of May 30, 1996 among the Company and each of the individuals and entities on the "Schedule of Purchasers" attached thereto as
             Schedule A. (1) (Exhibit 10.13)
 10.7        Amended and Restated Investors' Rights Agreement, dated as of May
             30, 1996, by and among the Company and the persons identified on
             Schedule A, Schedule B and the Schedule of Founders thereto. (1)
             (Exhibit 10.16)
 10.8        Amendment to Restricted Stock Purchase Agreement dated as of
             January 17, 1996, among the Company and Frank Baldino, Jr., dated as of January 17, 1996. (1) (Exhibit 10.18)
 10.9        First Amendment to Agreement dated as of February 21, 1997 by and between Sanofi and the Company. (2)(Exhibit 10.19)
 10.10       Lease, dated July 21, 1997, between the Company and The Hankin
             Group. (2) (Exhibit 10.23)
 10.11       Purchase Option Agreement, dated July 21, 1997, between the
             Company and The Hankin Group. (2) (Exhibit 10.24)

 Exhibit No.                            Description
 -----------                            -----------
 10.12        Escrow Agreement, dated July 21, 1997, among the Company, The
              Hankin Group and Manito Abstract Company, Inc. (2) (Exhibit
              10.25)
 10.13        Investment Agreement among ViroPharma Incorporated and Perseus-
              Soros Biopharmaceutical Fund, L.P. dated May 5, 1999. (5)
              (Exhibit 10.21)
 10.14        ViroPharma Incorporated Common Stock Purchase Warrant (5)
              (Exhibit 10.22)
 10.15        Letter Agreement dated June 7, 1999 between the Company and
              Perseus-Soros BioPharmaceutical Fund, L.P. (6) (Exhibit 10.23)
 10.16+       Product Development and Commercialization Agreement dated
              November 19, 1999 between Battelle Memorial Institute and
              ViroPharma Incorporated. (7) (Exhibit 10.24)
 10.17+       Collaboration and License Agreement dated December 9, 1999 between American Home Products Corporation, acting through its
              Wyeth-Ayerst Laboratories Division, and ViroPharma Incorporated.
              (7) (Exhibit 10.25)
 10.18+       Stock Purchase Agreement dated December 9, 1999 between American
              Home Products Corporation and ViroPharma Incorporated. (7)
              (Exhibit 10.26)
 10.19+       Purchase Agreement dated February 24, 2000 by and among
              ViroPharma Incorporated, Morgan Stanley & Co. Incorporated and
              US Bancorp Piper Jaffray Inc. (8) (Exhibit 10.27)
 10.20        Registration Rights Agreement dated as of March 1, 2000 by and among ViroPharma Incorporated, Morgan Stanley & Co. Incorporated
              and US Bancorp Piper Jaffray Inc. (8) (Exhibit 10.28)
 10.21        Restricted Stock Agreement dated August 21, 2000 between
              ViroPharma Incorporated and Michel de Rosen. (11) (Exhibit
              10.30)
 10.22        Severance Agreement dated August 21, 2000 between ViroPharma
              Incorporated and Michel de Rosen. (11) (Exhibit 10.31)
 10.23        Promissory Note of Michel de Rosen dated August 21, 2000. (11)
              (Exhibit 10.32)
 10.24+       First Amended and Restated Agreement dated February 27, 2001 between Sanofi-Synthelabo and ViroPharma Incorporated. (12)
              (Exhibit 10.32)
 10.25        Stock Purchase Agreement dated February 27, 2001 between Sanofi-
              Synthelabo and ViroPharma Incorporated. (12) (Exhibit 10.33)
 10.26+       Commercial Manufacturing Agreement dated May 22, 2001 between
              ViroPharma Incorporated and Produits Chimiques Auxilliaires et
              de Synthese, SELOC France Division. (13) (Exhibit 10.34)
 10.27+       Copromotion and Codevelopment Agreement dated as of September 9,
              2001 between ViroPharma Incorporated and Aventis Pharmaceuticals
              Inc. (14) (Exhibit 10.35)
 10.28        Stock Purchase Agreement dated as of September 9, 2001 between
              ViroPharma Incorporated and Aventis Pharma Inc. (14) (Exhibit
              10.36)
 10.29        Agreement of Lease dated as of September 24, 2001 between LV
              Associates, L.P. and ViroPharma Incorporated. (14) (Exhibit
              10.37)
 10.30*       Amended and Restated Severance Agreement dated October 18, 2001 between Claude Nash and the Company. (Exhibit 10.30)
 10.31++*     Amended and Restated ViroPharma Stock Option and Restricted
              Share Plan. (Exhibit 10.31)
 10.32++*     Amended and Restated ViroPharma Incorporated Employee Stock
              Purchase Plan. (Exhibit 10.32)
 10.33++*     2001 Equity Incentive Plan. (Exhibit 10.33)
 10.34*       First Amendment to Copromotion and Codevelopment Agreement dated as of December 17, 2001 between ViroPharma Incorporated and
              Aventis Pharmaceuticals, Inc. (Exhibit 10.35)
 25.1         Form of T-1 Statement of Eligibility of Trustee for Indenture
              Under the Trust Indenture Act of 1939. (10) (Exhibit 25.1)
 12.1*        Schedule of Ratio of Earnings to Fixed Charges.
 23*          Consent of KPMG LLP.
 24*          Power of Attorney (included on signature page).

--------
*  Filed herewith.

+ Portions of this exhibit were omitted and filed separately with the Secretary of the Commission pursuant to an application for confidential treatment filed with the Commission pursuant to Rule 406 under the Securities Act of 1933, as amended.
++   Compensation plans and arrangements for executives and others.
(1) Filed as an Exhibit to Registration Statement on Form S-1 (File No. 333-12407), as amended, initially filed on September 20, 1996.
(2) Filed as an Exhibit to Registration Statement on Form S-1 (File No. 333-30005), as amended, initially filed on June 25, 1997.
(3) Filed as an Exhibit to the Company's Current Report on Form 8-K filed with the Commission on September 21, 1998.
(4) Filed as an Exhibit to Registrant's Form 10-K for the year ended December 31, 1998.
(5) Filed as an Exhibit to Registrant's Form 10-Q for the quarter ended March 31, 1999.
(6) Filed as an Exhibit to Registrant's Form 10-Q for the quarter ended June 30, 1999.
(7) Filed as an Exhibit to Registrant's Form 10-K for the year ended December 31, 1999.
(8) Filed as an Exhibit to Registrant's Form 10-Q for the quarter ended March 31, 2000.
(9) Filed as an Exhibit to Registration Statement on Form S-3 (File No. 333-37960), as amended, initially filed on May 26, 2000.
(10) Filed as an Exhibit to Registrant's Form 10-Q for the quarter ended June 30, 2000.
(11) Filed as an Exhibit to Registrant's Form 10-Q for the quarter ended September 30, 2000.
(12) Filed as an Exhibit to Registrant's Form 10-Q for the quarter ended March 31, 2001.
(13) Filed as an Exhibit to Registrant's Form 10-Q for the quarter ended June 30, 2001.
(15) Filed as an Exhibit to Registrant's Form 10-Q for the quarter ended September 30, 2001.

  Copies of the exhibits are available to stockholders from Thomas F. Doyle, Vice President, General Counsel and Secretary, ViroPharma Incorporated, 405 Eagleview Boulevard, Exton, Pennsylvania 19341. There will be a fee to cover the Company's expenses in furnishing the exhibits.

  (b) Reports on Form 8-K

  We filed the following Current Reports on Form 8-K during the quarter ended December 31, 2001:

  We filed a Current Report on Form 8-K dated October 19, 2001 to report, pursuant to item 5, a set of "Frequently Asked Questions" describing information that experience has demonstrated to be often requested by analysts and investors, and the answers to these questions.

  We filed a Current Report on Form 8-K dated October 29, 2001 to report, pursuant to item 5, our financial results for the third quarter ended September 30, 2001.

  We filed a Current Report on Form 8-K dated November 12, 2001 to report, pursuant to item 5, an update regarding our collaboration with American Home Products Corporation to develop treatments for hepatitis C.

  We filed a Current Report on Form 8-K dated November 15, 2001 to report, pursuant to item 5, that we had entered into an agreement with Morgan Stanley & Co. Incorporated for the sale of 4,000,000 shares of our common stock.

  We filed a Current Report on Form 8-K dated December 21, 2001 to report, pursuant to item 5, a set of "Frequently Asked Questions" describing information that experience has demonstrated to be often requested by analysts and investors, and the answers to these questions.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on our behalf by the undersigned, thereunto duly authorized.

                                          VIROPHARMA INCORPORATED

                                             /s/ Michel de Rosen
                                          By: _________________________________
                                             Michel de Rosen
                                             President, Chief Executive
                                              Officer

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

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

                 Name                           Capacity                 Date
                 ----                           --------                 ----

       /s/ Michel de Rosen             President, Chief Executive  February 22, 2002
______________________________________  Officer (Principal
           Michel de Rosen              Executive Officer)

      /s/ Vincent J. Milano            Vice President, Chief       February 22, 2002
______________________________________  Financial Officer and
          Vincent J. Milano             Treasurer (Principal
                                        Financial and Accounting
                                        Officer)

       /s/ Claude H. Nash              Chairman of the Board       February 22, 2002
______________________________________
            Claude H. Nash

  /s/ Frank Baldino, Jr., Ph.D.        Director                    February 22, 2002
______________________________________
      Frank Baldino, Jr., Ph.D.

       /s/ Paul A. Brooke              Director                    February 22, 2002
______________________________________
            Paul A. Brooke

       /s/ Michel de Rosen             Director                    February 22, 2002
______________________________________
           Michel de Rosen

      /s/ Robert J. Glaser             Director                    February 22, 2002
______________________________________
           Robert J. Glaser

         /s/ Howard Pien               Director                    February 22, 2002
______________________________________
             Howard Pien

      /s/ David J. Williams            Director                    February 22, 2002
______________________________________
          David J. Williams

                            ViroPharma Incorporated
                         (A Development Stage Company)

                   Index to Consolidated Financial Statements

                                                                          Page
                                                                          ----
Independent Auditors' Report.............................................  46
Consolidated Balance Sheets at December 31, 2000 and 2001................  47
Consolidated Statements of Operations for the years ended December 31,
 1999, 2000 and 2001, and the period December 5, 1994 (Inception) to
 December 31, 2001.......................................................  48
Consolidated Statements of Comprehensive Loss for the years ended
 December 31, 1999, 2000 and 2001, and the period December 5, 1994
 (Inception) to December 31, 2001........................................  49
Consolidated Statements of Stockholders' Equity for the period December
 5, 1994 (Inception) to December 31, 1998, and the years ended December
 31, 1999, 2000, and 2001................................................  50
Consolidated Statements of Cash Flows for the years ended December 31,
 1999, 2000 and 2001, and the period December 5, 1994 (Inception) to
 December 31, 2001.......................................................  51
Notes to Consolidated Financial Statements...............................  52

                         Independent Auditors' Report

The Stockholders and Board of Directors
ViroPharma Incorporated:

  We have audited the accompanying consolidated balance sheets of ViroPharma Incorporated (A Development Stage Company) and subsidiary as of December 31, 2000 and 2001, and the related consolidated statements of operations, comprehensive loss, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 2001 and for the period from December 5, 1994 (Inception) to December 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ViroPharma Incorporated (A Development Stage Company) and subsidiary as of December 31, 2000 and 2001, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2001 and for the period from December 5, 1994 (Inception) to December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

                                          KPMG LLP

Princeton, New Jersey
February 8, 2002

                            ViroPharma Incorporated
                         (A Development Stage Company)
                          Consolidated Balance Sheets
                           December 31, 2000 and 2001

                                                            December 31,
                                                      -------------------------
                                                          2000         2001
                                                      ------------ ------------
Assets
Current assets:
  Cash and cash equivalents.......................... $    960,355 $  9,826,879
  Short-term investments.............................  202,374,825  230,213,314
  Notes receivable from officers--current............      111,895       89,662
  Due from partners..................................    3,979,408    7,356,084
  Other current assets...............................    3,980,430    4,299,552
                                                      ------------ ------------
    Total current assets.............................  211,406,913  251,785,491
Equipment and leasehold improvements, net............    5,055,935    8,326,530
Restricted investments...............................      550,000    1,550,000
Notes receivable from officers--noncurrent...........      332,930      244,187
Debt issue costs, net................................    5,047,153    4,228,696
Other assets.........................................       45,899       45,899
                                                      ------------ ------------
    Total assets..................................... $222,438,830 $266,180,803
                                                      ============ ============

Liabilities and Stockholders' Equity

Current liabilities:
  Loans payable--current........................... $    200,000  $    200,000
  Accounts payable.................................    3,546,643     2,657,597
  Accrued expenses and other current liabilities...   10,380,639    26,153,108
  Deferred revenue--current........................    1,000,000     2,153,846
                                                    ------------  ------------
    Total current liabilities......................   15,127,282    31,164,551
Loans payable--noncurrent..........................      325,000       125,000
Convertible subordinated notes.....................  180,000,000   180,000,000
Deferred revenue--noncurrent.......................    3,000,000     5,461,538
Other liabilities..................................          --     10,000,000
                                                    ------------  ------------
                                                     198,452,282   226,751,089
                                                    ------------  ------------
Commmitments
Stockholders' equity:
  Preferred stock, par value $.001 per share.
   5,000,000 shares authorized; Series A
   convertible participating preferred stock;
   2,300,000 and 0 issued and outstanding at
   December 31, 2000 (liquidation value
   $14,547,031) and at December 31, 2001,
   respectively....................................        2,300           --
  Series A junior participating preferred stock;
   200,000 shares designated; no shares issued and
   outstanding.....................................          --            --
  Common stock, par value $.002 per share.
   Authorized 100,000,000 shares; issued and
   outstanding 15,450,349 at December 31, 2000 and
   22,740,814 at December 31, 2001.................       30,900        45,482
  Additional paid-in capital.......................  143,452,825   244,034,513
  Deferred compensation............................     (990,234)     (942,893)
  Unrealized gains (losses) on available for sale
   securities......................................    1,229,131    (1,011,566)
  Deficit accumulated during the development
   stage........................................... (119,738,374) (202,695,822)
                                                    ------------  ------------
    Total stockholders' equity.....................   23,986,548    39,429,714
                                                    ------------  ------------
    Total liabilities and stockholders' equity..... $222,438,830  $266,180,803
                                                    ============  ============

          See accompanying notes to consolidated financial statements.

                            ViroPharma Incorporated
                         (A Development Stage Company)
                     Consolidated Statements of Operations
                 Years ended December 31, 1999, 2000 and 2001,
        and the period December 5, 1994 (Inception) to December 31, 2001

                                                                         Period
                                                                    December 5, 1994
                                 Year ended December 31,              (Inception)
                          ----------------------------------------  to December 31,
                              1999          2000          2001            2001
                          ------------  ------------  ------------  ----------------
Revenues:
  License fee and
   milestones revenue...  $        --   $  2,000,000  $  3,384,615   $   9,384,615
  Grant revenue.........           --            --            --          526,894
                          ------------  ------------  ------------   -------------
    Total revenues......           --      2,000,000     3,384,615       9,911,509
                          ------------  ------------  ------------   -------------
Operating expenses in-
 curred in the
 development stage:
  Research and
   development..........    26,055,884    37,410,189    42,142,315     151,368,184
  Acquisition of
   technology rights....           --            --     16,500,000      16,500,000
  Sales and marketing...     1,283,317     2,326,896    16,283,012      21,046,011
  General and
   administrative.......     3,703,135     6,289,663    12,119,128      31,432,162
                          ------------  ------------  ------------   -------------
    Total operating
     expenses...........    31,042,336    46,026,748    87,044,455     220,346,357
                          ------------  ------------  ------------   -------------
    Loss from
     operations.........   (31,042,336)  (44,026,748)  (83,659,840)   (210,434,848)
Interest income.........     1,708,212    11,990,551    12,321,542      29,689,739
Interest expense........       165,914     9,781,177    11,619,150      21,950,713
                          ------------  ------------  ------------   -------------
    Net loss............   (29,500,038)  (41,817,374)  (82,957,448)  $(202,695,822)
                                                                     =============
Preferred stock divi-
 dends, including bene-
 ficial conversion com-
 ponent.................       934,533       727,352       345,242
Beneficial conversion
 feature of preferred
 Stock..................     4,140,000           --            --
                          ------------  ------------  ------------
Net loss allocable to
 common stockholders....  $(34,574,571) $(42,544,726) $(83,302,690)
                          ============  ============  ============
Basic and diluted net
 loss per share alloca-
 ble to common stock-
 holders................  $     (2.84)  $     (2.80)  $     (4.59)
                          ============  ============  ============
Shares used in computing
 basic and diluted net
 loss per share alloca-
 ble to common
 stockholders...........    12,181,853    15,210,964    18,167,303
                          ============  ============  ============


          See accompanying notes to consolidated financial statements.

                            ViroPharma Incorporated
                         (A Development Stage Company)
                 Consolidated Statements of Comprehensive Loss
                 Years ended December 31, 1999, 2000 and 2001, and the period December 5, 1994 (Inception) to December 31, 2001

                                                                        Period
                                                                   December 5, 1994
                                Year ended December 31,              (Inception)
                         ----------------------------------------  to December 31,
                             1999          2000          2001            2001
                         ------------  ------------  ------------  ----------------
Net Loss................ $(29,500,038) $(41,817,374) $(82,957,448)  $(202,695,822)
Other comprehensive
 income (loss):
  Unrealized holding
   gains (losses)
   arising during
   period...............      (35,126)    1,229,131    (1,011,566)        651,180
  Less: reclassification
   adjustment for gains
   included in net
   loss.................      107,562       (35,126)    1,229,131       1,662,746
                         ------------  ------------  ------------   -------------
Unrealized gains
 (losses) on available
 for sale securities....     (142,688)    1,264,257    (2,240,697)     (1,011,566)
                         ------------  ------------  ------------   -------------
Comprehensive loss...... $(29,642,726) $(40,553,117) $(85,198,145)  $(203,707,388)
                         ============  ============  ============   =============




          See accompanying notes to consolidated financial statements.

                            ViroPharma Incorporated
                         (A Development Stage Company)
                Consolidated Statements of Stockholders' Equity
   Period December 5, 1994 (Inception) to December 31, 1998, and years ended
                       December 31, 1999, 2000 and 2001

                    Preferred Stock       Common Stock                                            Unrealized      Deficit
                   ------------------  ------------------                 Notes                 gains (losses)  Accumulated
                     Number              Number            Additional   Receivable               on available   during the
                       of                  of               paid-in     on common    Deferred      for sale     development
                     Shares    Amount    Shares   Amount    capital       stock    compensation   securities       stage
                   ----------  ------  ---------- ------- ------------  ---------- ------------ -------------- -------------
Balance, December
5, 1994
(Inception)......         --   $  --          --  $   --  $        --    $   --     $      --    $       --    $         --
 Issuance of
 common stock to
 founders........         --      --      828,750   1,657       79,593    (1,625)      (79,625)          --              --
 Proceeds from
 notes
 receivable......         --      --          --      --           --      1,625           --            --              --
 Deferred
 compensation
 resulting from
 grant of
 options.........         --      --          --      --       753,461       --       (753,461)          --              --
 Issuance costs
 of Series A, B
 and C preferred
 stock...........         --      --          --      --       (74,012)      --            --            --              --
 Exercise of
 common stock
 options and
 warrants........         --      --      140,558     282       37,638       --            --            --              --
 Value attributed
 to issuance of
 warrants........         --      --          --      --       141,792       --            --            --              --
 Consulting
 expense related
 to option
 grants..........         --      --          --      --        42,115       --            --            --              --
 Accretion of
 redemption value
 attributable to
 mandatorily
 redeemable
 convertible
 preferred
 stock...........         --      --          --      --   (1,616,445)       --            --            --              --
 Conversion of
 preferred stock
 to common
 stock...........         --      --    5,588,191  11,177   16,253,022       --            --            --              --
 Initial issuance
 of common stock,
 net of issuance
 costs...........         --      --    2,587,500   5,175   16,246,502       --            --            --              --
 Follow-on
 issuance of
 common stock,
 net of issuance
 costs...........         --      --    2,300,000   4,600   29,510,475       --            --            --              --
 Cashless
 exercise of
 warrants........         --      --       71,795     143         (143)      --            --            --              --
 Amortization of
 deferred
 compensation....         --      --          --      --           --        --        585,485           --              --
 Unrealized gains
 on available for
 sale
 securities......         --      --          --      --           --        --            --        107,562             --
 Net loss........         --      --          --      --           --        --            --            --      (48,420,962)
                   ----------  ------  ---------- ------- ------------   -------    ----------   -----------   -------------
Balance, December
31, 1998.........         --      --   11,516,794  23,034   61,373,998       --       (247,601)      107,562     (48,420,962)
 Exercise of
 common stock
 options.........         --      --       99,818     199      292,051       --            --            --              --
 Value attributed
 to issuance of
 warrants........         --      --          --      --        11,959       --            --            --              --
 Issuance of
 preferred stock,
 net of issuance
 costs...........   2,300,000   2,300         --      --    13,308,600       --            --            --              --
 Issuance of
 common stock,
 net of issuance
 costs...........         --      --    3,450,000   6,900   61,449,741       --            --            --              --
 Consulting
 expense related
 to option
 grants..........         --      --          --      --         4,860       --            --            --              --
 Preferred
 dividends.......         --      --          --      --      (181,700)      --            --            --              --
 Amortization of
 deferred
 compensation....         --      --          --      --           --        --        203,021           --              --
 Unrealized loss
 on available for
 sale
 securities......         --      --          --      --           --        --            --       (142,688)            --
 Net loss........         --      --          --      --           --        --            --            --      (29,500,038)
                   ----------  ------  ---------- ------- ------------   -------    ----------   -----------   -------------
Balance, December
31, 1999.........   2,300,000   2,300  15,066,612  30,133  136,259,509       --        (44,580)      (35,126)   (77,921,0 00)
 Exercise of
 common stock
 options.........         --      --      132,744     265      864,919       --            --            --              --
 Issuance of
 common stock to
 partner.........         --      --      200,993     402    5,999,598       --            --            --              --
 Issuance of
 restricted
 stock...........         --      --       50,000     100    1,056,151       --     (1,056,251)          --              --
 Preferred
 dividends.......         --      --          --      --      (727,352)      --            --            --              --
 Amortization of
 deferred
 compensation....         --      --          --      --           --        --        110,597           --              --
 Unrealized gain
 on available for
 sale
 securities......         --      --          --      --           --        --            --      1,264,257             --
 Net loss........         --      --          --      --           --        --            --            --      (41,817,374)
                   ----------  ------  ---------- ------- ------------   -------    ----------   -----------   -------------
Balance, December
31, 2000.........   2,300,000   2,300  15,450,349  30,900  143,452,825       --       (990,234)    1,229,131    (119,738,374)
 Conversion of
 Preferred
 Stock...........  (2,300,000) (2,300)  2,346,295   4,693       (2,393)      --            --            --              --
 Issuance of
 common stock,
 net of issuance
 costs...........         --      --    4,000,000   8,000   82,692,000       --            --            --              --
 Employee Stock
 Purchase Plan...         --      --       30,447      62      397,729       --            --            --              --
 Exercise of
 common stock
 options.........         --      --      153,723     307    1,034,093       --            --            --              --
 Issuance of
 stock options to
 non-employees...         --      --          --      --        90,146       --        (90,146)          --              --
 Issuance of
 common stock for
 technology
 rights..........         --      --      750,000   1,500   16,498,500       --            --            --              --
 Issuance of
 restricted
 stock...........         --      --       10,000      20      216,855       --       (216,875)          --              --
 Preferred
 dividends.......         --      --          --      --      (345,242)      --            --            --              --
 Amortization of
 deferred
 compensation....         --      --          --      --           --        --        354,362           --              --
 Unrealized loss
 on available for
 sale
 securities......         --      --          --      --           --        --            --     (2,240,697)            --
 Net loss........         --      --          --      --           --        --            --            --      (82,957,448)
                   ----------  ------  ---------- ------- ------------   -------    ----------   -----------   -------------
Balance, December
31, 2001.........         --      --   22,740,814 $45,482 $244,034,513       --     $ (942,893)  $(1,011,566)  $(202,695,822)
                   ==========  ======  ========== ======= ============   =======    ==========   ===========   =============
                       Total
                   Stockholders'
                      equity
                   --------------
Balance, December
5, 1994
(Inception)......  $        --
 Issuance of
 common stock to
 founders........           --
 Proceeds from
 notes
 receivable......         1,625
 Deferred
 compensation
 resulting from
 grant of
 options.........           --
 Issuance costs
 of Series A, B
 and C preferred
 stock...........       (74,012)
 Exercise of
 common stock
 options and
 warrants........        37,920
 Value attributed
 to issuance of
 warrants........       141,792
 Consulting
 expense related
 to option
 grants..........        42,115
 Accretion of
 redemption value
 attributable to
 mandatorily
 redeemable
 convertible
 preferred
 stock...........   (1,616,445)
 Conversion of
 preferred stock
 to common
 stock...........    16,264,199
 Initial issuance
 of common stock,
 net of issuance
 costs...........    16,251,677
 Follow-on
 issuance of
 common stock,
 net of issuance
 costs...........    29,515,075
 Cashless
 exercise of
 warrants........           --
 Amortization of
 deferred
 compensation....       585,485
 Unrealized gains
 on available for
 sale
 securities......       107,562
 Net loss........   (48,420,962)
                   --------------
Balance, December
31, 1998.........    12,836,031
 Exercise of
 common stock
 options.........       292,250
 Value attributed
 to issuance of
 warrants........        11,959
 Issuance of
 preferred stock,
 net of issuance
 costs...........    13,310,900
 Issuance of
 common stock,
 net of issuance
 costs...........    61,456,641
 Consulting
 expense related
 to option
 grants..........         4,860
 Preferred
 dividends.......      (181,700)
 Amortization of
 deferred
 compensation....       203,021
 Unrealized loss
 on available for
 sale
 securities......      (142,688)
 Net loss........   (29,500,038)
                   --------------
Balance, December
31, 1999.........    58,291,236
 Exercise of
 common stock
 options.........       865,184
 Issuance of
 common stock to
 partner.........     6,000,000
 Issuance of
 restricted
 stock...........           --
 Preferred
 dividends.......      (727,352)
 Amortization of
 deferred
 compensation....       110,597
 Unrealized gain
 on available for
 sale
 securities......     1,264,257
 Net loss........   (41,817,374)
                   --------------
Balance, December
31, 2000.........    23,986,548
 Conversion of
 Preferred
 Stock...........           --
 Issuance of
 common stock,
 net of issuance
 costs...........    82,700,000
 Employee Stock
 Purchase Plan...       397,791
 Exercise of
 common stock
 options.........     1,034,400
 Issuance of
 stock options to
 non-employees...           --
 Issuance of
 common stock for
 technology
 rights..........    16,500,000
 Issuance of
 restricted
 stock...........           --
 Preferred
 dividends.......      (345,242)
 Amortization of
 deferred
 compensation....       354,362
 Unrealized loss
 on available for
 sale
 securities......    (2,240,697)
 Net loss........   (82,957,448)
                   --------------
Balance, December
31, 2001.........  $ 39,429,714
                   ==============

          See accompanying notes to consolidated financial statements

                            ViroPharma Incorporated
                         (A Development Stage Company)
                     Consolidated Statements of Cash Flows
                 Years ended December 31, 1999, 2000 and 2001,
        and the period December 5, 1994 (Inception) to December 31, 2001

                                                                        Period
                                                                     December 5,
                                                                         1994
                                 Year ended December 31,            (Inception) to
                          ----------------------------------------   December 31,
                              1999          2000          2001           2001
                          ------------  ------------  ------------  --------------
Cash flows from operat-
 ing activities:
 Net loss...............  $(29,500,038) $(41,817,374) $(82,957,448) $(202,695,822)
 Adjustments to recon-
  cile net loss to net
  cash used in operating
  activities:
 Non-cash acquisition
  of technology
  rights................           --            --     16,500,000     16,500,000
 Non-cash compensation
  expense...............       203,021       110,597       354,362      1,253,465
 Non-cash warrant val-
  ue....................        11,959           --            --         153,751
 Non-cash consulting
  expense...............         4,860           --            --          46,975
 Non-cash interest ex-
  pense.................           --        678,263       818,458      1,496,721
 Depreciation and amor-
  tization expense......       556,639       886,534     1,482,806      3,700,444
 Changes in assets and
  liabilities:
 Other current assets...      (633,710)   (2,911,666)     (319,122)    (4,299,552)
 Notes receivable from
  officers..............        39,205      (382,469)      110,976       (333,849)
 Due from partners......           --     (3,979,408)   (3,376,676)    (7,356,084)
 Other assets...........           --         36,000           --         (45,899)
 Accounts payable.......      (255,522)    2,359,409      (889,046)     2,657,597
 Deferred revenue.......     5,000,000    (1,000,000)    3,615,384      7,615,384
 Accrued expenses and
  other current liabil-
  ities.................    (1,529,172)    4,501,050    15,772,469     26,153,108
 Other liabilities......           --            --     10,000,000     10,000,000
                          ------------  ------------  ------------  -------------
   Net cash used in op-
    erating activi-
    ties................   (26,102,758)  (41,519,064)  (38,887,837)  (145,153,761)
                          ------------  ------------  ------------  -------------
Cash flows from invest-
 ing activities:
 Purchase of equipment
  and leasehold im-
  provements............    (1,549,461)   (2,472,542)   (4,753,401)   (12,026,974)
 Purchase of short-term
  investments...........   (72,515,626) (292,478,827) (367,060,963)  (845,725,274)
 Sales of short-term
  investments...........           --            --            --       9,680,414
 Maturities of short-
  term investments......    31,439,825   151,236,472   335,981,776    603,269,979
                          ------------  ------------  ------------  -------------
   Net cash used in in-
    vesting activities..   (42,625,262) (143,714,897)  (35,832,588)  (244,801,855)
                          ------------  ------------  ------------  -------------
Cash flows from financ-
 ing activities:
 Net proceeds from is-
  suance of preferred
  stock.................    13,310,900           --            --      27,242,143
 Net proceeds from is-
  suance of common
  stock.................    61,748,891     6,865,184    84,132,191    198,550,937
 Preferred stock cash
  dividends.............      (181,700)     (727,352)     (345,242)    (1,254,294)
 Proceeds from loans
  payable and milestone
  advance...............           --            --            --       2,100,000
 Payment of loans pay-
  able..................      (191,667)   (1,200,000)     (200,000)    (1,775,000)
 Proceeds received on
  notes receivable......           --            --            --           1,625
 Gross proceeds from
  notes payable.........           --    180,000,000           --     180,692,500
 Issuance costs on
  notes payable.........           --     (5,725,416)          --      (5,725,416)
 Payment of notes pay-
  able..................           --            --            --         (50,000)
 Obligation under capi-
  tal lease.............       (50,379)       (2,807)          --             --
                          ------------  ------------  ------------  -------------
   Net cash provided by
    financing activi-
    ties................    74,636,045   179,209,609    83,586,949    399,782,495
                          ------------  ------------  ------------  -------------
Net increase (decrease)
 in cash and cash equiv-
 alents.................     5,908,025    (6,024,352)    8,866,524      9,826,879
Cash and cash equiva-
 lents at beginning of
 period.................     1,076,682     6,984,707       960,355             --
                          ------------  ------------  ------------  -------------
Cash and cash equiva-
 lents at end of peri-
 od.....................  $  6,984,707  $    960,355  $  9,826,879  $   9,826,879
                          ============  ============  ============  =============
Supplemental disclosure
 of noncash transac-
 tions:
 Conversion of Note
  Payable to Series A
  and Series B Pre-
  ferred Stock                     --            --            --         642,500
 Conversion of
  mandatorily redeem-
  able convertible pre-
  ferred stock to com-
  mon shares............           --            --            --      16,264,199
 Notes issued for
  828,750 common
  shares................           --            --            --           1,625
 Deferred compensa-
  tion..................           --      1,056,251       307,021      2,196,358
 Accretion of redemp-
  tion value attribut-
  able to mandatorily
  redeemable convert-
  ible preferred
  stock.................           --            --            --       1,616,445
 Conversion of mile-
  stone advance to loan
  payable...............           --            --            --       1,000,000
 Unrealized gains
  (losses) on available
  for sale securities...      (142,688)    1,264,257    (2,240,697)    (1,011,566)
Supplemental disclosure
 of interest paid.......        68,956     5,694,164    10,835,693     16,825,243

          See accompanying notes to consolidated financial statements.

                            ViroPharma Incorporated
                         (A Development Stage Company)
                  Notes to Consolidated Financial Statements
                          December 31, 2000 and 2001

1. Organization and Business Activities

  ViroPharma Incorporated (a development stage company) commenced operations on December 5, 1994. ViroPharma Incorporated and its subsidiary (the "Company" or "ViroPharma") is a development stage pharmaceutical company engaged in the discovery and development of new antiviral medicines.

  The Company is devoting substantial effort towards conducting drug discovery and development, raising capital, conducting clinical trials, pursuing regulatory approval for products under development, recruiting personnel and supporting the sales and marketing organizations and infrastructure in anticipation of the commercial launch of Picovir(TM) in mid-2002, if the drug is approved by the Food and Drug Administration. In the course of such activities, the Company has sustained operating losses and expects such losses to continue for the next several years. The Company has not generated any significant revenues or product sales and has not achieved profitable operations or positive cash flow from operations. The Company's deficit accumulated during the development stage aggregated $202,695,822 through December 31, 2001. There is no assurance that profitable operations, if ever achieved, could be sustained on a continuing basis.

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

2. Basis of Accounting and Summary of Significant Accounting Policies

Principles of Consolidation

  The consolidated financial statements include the accounts of ViroPharma and its wholly owned subsidiary. All significant intercompany accounts and transactions have been eliminated in consolidation.

Cash and cash equivalents

  The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. All cash and cash equivalents are held in United States (U.S.) financial institutions.

Short-term investments

  Short-term investments consist primarily of debt securities backed by the U.S. government and commercial paper. The Company's entire short-term investment portfolio is currently classified as available for sale and is stated at fair value as determined by quoted market values. All short-term investments, including securities with maturities in excess of one year, are classified as current, as management can sell them any time at their option. Changes in the net unrealized holding gains and losses are included as a separate component of stockholders' equity and comprehensive loss. For purposes of determining gross realized gains and losses, the cost of short-term investments sold is based upon specific identification. The Company has not experienced any significant realized gains or losses on its investments through December 31, 2001.

                            ViroPharma Incorporated
                         (A Development Stage Company)
                  Notes to Consolidated Financial Statements

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

Research and development

  Research and product development costs are expensed as incurred. Reimbursements of research and development costs under cost sharing collaborations are recorded as a reduction of research and development expenses. Research and development costs include costs for discovery research, pre-clinical and clinical trials, manufacture of drug supply, supplies and acquired services, employee related costs and allocated and direct facility expenses.

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

Revenue recognition--collaborative research, contract and license agreements

  Contract revenues are earned and recognized according to the provisions of each agreement. Contract milestone payments related to the achievement of substantive steps or regulatory events in the development process are recognized as revenues upon the completion of the milestone event or requirement. Payments, if any, received in advance of performance under a contract are deferred and recognized as revenue when earned. Up-front licensing fees where the Company has continuing involvement are deferred and amortized over the estimated performance period.

                            ViroPharma Incorporated
                         (A Development Stage Company)
                  Notes to Consolidated Financial Statements

Use of estimates

  The preparation of the Company's consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

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

Financial Instruments

  The Company's financial instruments, principally short-term investments, are carried at fair market value. Cash and cash equivalents, accounts payable, and accrued expenses are carried at cost. The Company's loans payable are carried at cost as the debt bears interest at rates approximating current market rates. At December 31, 2001, the market value of the Company's convertible subordinated notes was approximately $93,825,000, based on quoted market prices.

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

Net loss per share

  Basic earnings per share ("EPS") is calculated by dividing earnings (loss) allocable to common stockholders by the weighted average shares of common stock outstanding. Net loss allocable to common stockholders includes preferred stock dividends and beneficial conversion features of preferred stock. Diluted EPS would also include the effect of dilution to earnings of convertible securities, stock options and warrants. As of December 31, 2001, the Company has certain options and warrants which have not been used in the calculation of diluted net loss per share allocable to common stockholders because to do so would be anti-dilutive. As such, the numerator and denominator used in computing both basic and diluted net loss per share allocable to common stockholders are equal.

Comprehensive Loss

  SFAS No. 130, "Reporting Comprehensive Income" establishes standards for reporting and presentation of comprehensive loss and its components in a full set of financial statements. Comprehensive loss consists of

                            ViroPharma Incorporated
                         (A Development Stage Company)
                  Notes to Consolidated Financial Statements

net loss and net unrealized gains (losses) on securities and is presented in the consolidated statements of comprehensive loss. SFAS No. 130 requires only additional disclosures in the financial statements; it does not affect the Company's financial position or results of operations.

Reclassification

  Certain prior year amounts have been reclassified to conform to the current year presentation.

3. Short-Term Investments

  Short-term investments consist of fixed income securities with original maturities of greater than three months including U.S. treasury instruments of agencies of the U.S. Government and high-grade commercial paper. At December 31, 2000 and 2001, all of the short-term investments were deemed as "available for sale" investments.

  The following summarizes the "available for sale" investments at December 31, 2000 and 2001:

                                              Gross      Gross
                                            unrealized unrealized
                                   Cost       gains      losses    Fair value
                               ------------ ---------- ---------- ------------
   Certificate of deposit.....   10,000,000        --         --    10,000,000
   Obligations of the U.S.
     Government and agencies
      of the U.S. ............  130,811,274  1,080,926      1,100  131,891,100
   Commercial paper...........   60,334,420    188,810     39,505   60,483,725
                               ------------ ---------- ---------- ------------
       December 31, 2000...... $201,145,694 $1,269,736 $   40,605 $202,374,825
                               ============ ========== ========== ============
   Certificate of deposit.....   10,000,000        --         --    10,000,000
   Obligations of the U.S.
     Government and agencies
      of the U.S..............  113,909,287    274,800    212,930  113,971,157
   Commercial paper...........  107,315,593      5,875  1,079,311  106,242,157
                               ------------ ---------- ---------- ------------
       December 31, 2001...... $231,224,880 $  280,675 $1,292,241 $230,213,314
                               ============ ========== ========== ============
   At December 31, 2001,
    maturities of investments
    were as follows:
   Less than 1 year...........  231,224,880    280,675  1,292,241  230,213,314
                               ============ ========== ========== ============

4. Equipment and Leasehold Improvements

  Equipment and leasehold improvements consist of the following at December 31, 2000 and 2001:

                                                             2000       2001
                                                          ---------- ----------
    Computers and equipment.............................. $4,817,381 $8,988,826
    Leasehold improvements...............................  2,338,504  2,920,460
                                                          ---------- ----------
                                                           7,155,885 11,909,286
    Less accumulated depreciation and amortization.......  2,099,950  3,582,756
                                                          ---------- ----------
                                                          $5,055,935 $8,326,530
                                                          ========== ==========

                            ViroPharma Incorporated
                         (A Development Stage Company)
                  Notes to Consolidated Financial Statements

  Included in leasehold improvements at December 31, 2001 is $508,438 related to construction in progress (CIP). At December 31, 2000, the Company had no CIP.

5. Accrued expenses and other current liabilities

  Accrued expenses and other current liabilities consist of the following at December 31, 2000 and 2001:

                                                             December 31,
                                                        -----------------------
                                                           2000        2001
                                                        ----------- -----------
     Milestone advance from partner.................... $       --  $10,000,000
     Clinical development and research.................   6,157,875   3,334,476
     Sales and commercial operations costs.............         --    4,386,502
     Payroll and employee benefits.....................     585,201   1,842,844
     Interest payable..................................   3,600,000   3,600,000
     Manufacturing payables............................         --    1,329,784
     Other current liabilities.........................      37,563   1,659,502
                                                        ----------- -----------
                                                        $10,380,639 $26,153,108
                                                        =========== ===========

6. Loans Payable and Convertible Subordinated Notes

  The Company entered into two loan agreements with a bank, one for $600,000 and one for $500,000, of which $525,000 was outstanding at December 31, 2000, and $325,000 was outstanding at December 31, 2001. The terms of the loans extend through February and December 2003, respectively, with principal and interest due monthly. The interest rates are approximately 9.06% and 7.25%, respectively, and are secured by certain equipment and certificates of deposit aggregating $550,000.

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

7. Co-Promotion and Co-Development Agreement

  In September 2001, the Company entered into a collaboration to co-develop and co-promote Picovir(TM) (pleconaril) in the United States with Aventis Pharmaceuticals Inc. (Aventis), the U.S. pharmaceutical company of Aventis Pharma AG. As part of the agreement, the Company received an initial payment of $25 million from Aventis, and may receive additional cash payments, each of which is dependent upon reaching certain regulatory and other milestones. $5 million of the initial payment received is reflected in Deferred revenue, and will be recognized as revenue, on a straight line basis through December 31, 2005, the estimated performance period. $384,615 of Deferred revenue has been recognized during 2001. $10 million of the initial payment is reflected in Accrued expenses and other current liabilities (see Note 5) and $10 million is reflected in Other liabilities, as either or both amounts may have to be repaid over the next two years if certain regulatory milestones are not met. Other than the costs that the Company incurs and is responsible for in establishing its sales force and the commercial infrastructure that supports its commercial operations, the Company and Aventis will share the cost of preparing for the commercial launch of Picovir(TM) and the continued marketing and commercialization efforts:

                            ViroPharma Incorporated
                         (A Development Stage Company)
                  Notes to Consolidated Financial Statements

55 percent by Aventis and 45 percent by ViroPharma. Additionally, Aventis will fund 50% of the company's research and development efforts for the use of Picovir(TM) in the treatment of adult and pediatric viral respiratory infection (VRI). At December 31, 2001 the Company is due approximately $5.2 million under theses cost sharing provisions and reflected approximately $6.7 million of reduced operating expenses during 2001.

  If Picovir(TM) is approved by the U.S. Food and Drug Administration (FDA), Aventis will distribute Picovir(TM) and both companies will share profits and losses: 55 percent to Aventis and 45 percent to the Company. Over at least the next two years ViroPharma will be co-promoting a product from the Allegra(R) family and Nasacort AQ, Aventis Pharmaceuticals prescription products, to primary care physicians in the United States, and will receive detailing fees from Aventis for such calls.

  The term of the agreement is through the market exclusivity period for Picovir(TM), currently 2012, unless such period is extended or the agreement is terminated earlier due to the failure to attain certain milestones.

  Additional terms of the Aventis co-promotion and co-development agreement include ViroPharma's overseeing the ongoing clinical and regulatory development of Picovir(TM) for other indications such as pediatric VRI, the prophylactic use of Picovir(TM) in patients with asthma or chronic obstructive pulmonary disease (COPD), and other indications. Aventis will share in the final development costs for the adult VRI indication and the pediatric indication, and provide additional reimbursement for other product indications, based upon the successful completion of certain regulatory milestones. Initially Aventis will purchase Picovir(TM) from us. ViroPharma will initially be responsible for managing the production of drug product, the micronization process, final drug manufacturing and packaging through its contract suppliers. Eventually, ViroPharma and Aventis will share this responsibility.

  Aventis may terminate the co-promotion and co-development agreement if, among other conditions, ViroPharma does not receive regulatory approval of its adult VRI New Drug Application within a timeframe agreed upon by the parties, net sales of Picovir(TM) do not reach specified levels within certain specified timeframes or upon certain regulatory actions. Other termination provisions provide that either party may terminate the agreement if the other party fails to perform its sales detailing requirements over a specified period of time or upon a material breach which is not cured. In the event of a change in control of ViroPharma, the standstill agreement between Aventis and ViroPharma would terminate and, under certain circumstances, Aventis would have the right to sell its interest in the collaboration to ViroPharma at a value determined by investment bankers. In the event of an Aventis change in control under certain circumstances, ViroPharma would have an analogous right to buy Aventis's interest in the collaboration from Aventis at a value determined by investment bankers.

  Upon FDA marketing clearance of Picovir(TM) for adult viral respiratory infection, an Aventis affiliate will purchase up to $20 million in ViroPharma common stock priced at a trailing average of the last sale prices of ViroPharma's common stock.

8. License and Research Agreements

  In December 1995, the Company entered into a license agreement with Sanofi-Synthelabo for its most advanced drug candidate, Picovir(TM). In February 2001, the Company revised its agreement with Sanofi-Synthelabo. The original agreement signed in 1995 provided the Company with exclusive rights to develop and commercialize the product in the United States and Canada. Under the revised agreement, the Company expanded its intellectual property position, eliminated obligations for future milestone payments, reduced royalty rate obligations to Sanofi-Synthelabo on future sales of products, if any, under certain conditions, in exchange for a reduction of royalty rate obligations by Sanofi-Synthelabo to the Company on future sales of products, if any, under certain conditions, outside of the United States and Canada and the issuance of 750,000 shares of the

                            ViroPharma Incorporated
                         (A Development Stage Company)
                  Notes to Consolidated Financial Statements

Company's common stock. Included in operating expenses during the year ended December 31, 2001 is a non-cash charge of $16.5 million resulting from the issuance of the 750,000 shares of common stock to Sanofi-Synthelabo in exchange for the expansion of the Company's intellectual property rights related to Picovir(TM), the Company's most advanced product candidate, as these additional intellectual property rights licensed from Sanofi-Synthelabo had not reached technological feasibility and had no alternative uses.

  In December 1999, the Company entered into a licensing agreement with the Wyeth-Ayerst Laboratories Division of American Home Products for the discovery, development and commercialization of hepatitis C drugs. In connection with the signing of the agreement, the Company received $5,000,000 from American Home Products. This amount is non-refundable and a portion of it was recorded as deferred revenue at December 31, 1999. This deferred revenue is being recognized as revenue as certain activities are performed by the Company over the estimated five year performance period and $1,000,000 of this amount was recognized as revenue in each of 2000 and 2001, and $2,000,000 is recorded as deferred revenue at December 31, 2001. Additionally, the company received $2,000,000 and $1,000,000 in milestone payments during 2001and 2000, respectively. If drug candidates are successfully commercialized, the Company has the right to co-promote the products and share equally in the net profits in the United States and Canada. The Company is entitled to milestone payments upon the achievement of certain development milestones and royalties for product sales, if any, outside of the United States and Canada.

  In October 2000, the company sold an aggregate of 200,993 shares of common stock to American Home Products Corporation for aggregate proceeds of $6 million. The sales of common stock were as a result of progress made under the companies' hepatitis C virus collaboration. In connection with the collaboration and license agreement, American Home Products is required to purchase predetermined dollar amounts of additional shares of our common stock at a market value premium at the time of completion of certain product development stages. If additional shares are purchased, this excess will be accounted for as a credit to additional paid-in capital.

  In connection with the collaboration, both parties perform certain research and development activities and share in the costs of those activities. As of December 31, 2000 and 2001, the Company is due from Wyeth-Ayerst approximately $4.0 million and $2.1 million, respectively, for research and development expenses incurred by the Company on behalf of the collaboration and reflected cost reductions of approximately $4.0 million and $2.1 million during 2000 and 2001, respectively.

  In November 2001, the Company and American Home Products, through its subsidiary Wyeth-Ayerst Laboratories, announced that the parties have halted further development of VP50406, our first product candidate for the treatment of hepatitis C. The parties will continue to fund the development of additional compounds under our collaboration agreement with AHP.

  The Company has entered into various other licensing, research and other agreements. Under these other agreements, the Company is working in collaboration with various other parties. Should any discoveries be made under such arrangements, the Company would be required to negotiate the licensing of the technology for the development of the respective discoveries. There are no significant funding commitments under any of these other agreements.

9. Common Stock and Common Stock Options

  In July 2001, the Company filed a Form S-3 universal shelf registration statement with the Securities and Exchange Commission (the "SEC") for the registration and potential issuance of up to $300 million of

                            ViroPharma Incorporated
                         (A Development Stage Company)
                  Notes to Consolidated Financial Statements

ViroPharma securities, along with the common stock held by, and common stock issuable upon exercise of warrants owned by, PSV, LP and Perseus Capital, LLC. The registration statement will provide ViroPharma the flexibility to determine the type of security it chooses to sell, including common stock, preferred stock, warrants and debt securities, as well as the ability to time such sales when market conditions are favorable. On October 19, 2001 the SEC declared the registration statement effective. On November 15, 2001, the Company entered into an underwriting agreement with Morgan Stanley & Co. Incorporated ("Morgan Stanley") for the sale of 4,000,000 shares of its common stock. The sale was completed on November 19, 2001 and net proceeds from the sale were approximately $82.7 million.

  Effective May 7, 2001, pursuant to the terms of our Series A Convertible Participating Preferred Stock, 2,300,000 shares of preferred stock were converted into 2,346,295 shares of common stock (See note 10).

  In February 2001, the Company revised its agreement with Sanofi-Synthelabo for Picovir(TM), the Company's most advanced drug candidate. In conjunction with this revision the Company issued 750,000 shares of common stock to Sanofi-Synthelabo. Included in operating expenses for the year ended December 31, 2001 is a non-cash charge of $16.5 million resulting from the issuance (See note 7).

  In October 2000, the company sold an aggregate of 200,993 shares of common stock to American Home Products Corporation for aggregate proceeds of $6 million (See note 8).

  On October 21, 1999, the Company completed a follow-on public offering of common stock. The Company sold 3,450,000 shares (including 450,000 shares exercised by the underwriters for over allotment). Net proceeds approximated $61,450,000.

  In 1995, the Company adopted a Stock Option Plan and Restricted Share Plan, and amended and restated the Stock Option Plan in 1998, 2000 and 2001 (as amended and restated, the "1995 Plan"), to provide eligible individuals with an opportunity to acquire or increase an equity interest in the Company and to encourage such individuals to continue in the employment of the Company. Stock options are granted at the fair market value of the stock on the day immediately preceding the date of grant. Stock options are exercisable for a period not to exceed ten years from the date of grant. Vesting of the stock options occurs, generally 25% per year, over four years. In May 2000, the stockholders of the Company approved amendments to the 1995 Plan. The amendments include increasing the number of shares eligible to grant under the plan by 750,000 shares and eliminating the discretion and authority of the Company's board of directors to re-price outstanding stock options or grant stock options at an exercise price that is less that the fair market value at the date of grant. In June 2001, the stockholders of the Company approved an amendment to increase the number of shares eligible to grant under the 1995 Plan by 1,000,000 shares and allow for the issuance of restricted shares. In November 2001, the Company adopted a new Stock Option Plan (the "2001 Plan") allowing for the issuance of an additional 500,000 option awards to eligible individuals. The provisions with respect to the awarding, vesting and exercise of option grants under the 2001 Plan are similar to those of the 1995 Plan. There are 4,250,000 combined shares reserved under the 1995 Plan and 2001 Plan (together, the "Plans"). Also, in November 2001, the Board of Directors amended and restated the 1995 Plan in order to provide for the delegation of certain administrative powers to a committee comprised of Company officers, and to normalize across all option holders the acceleration of unvested options under certain circumstances upon a change of control of the Company. As of December 31, 2001 there were approximately 311,000 options whose vesting would have accelerated as a result of this amendment if these change of control circumstances had occurred and which would have resulted in approximately $2.2 million of compensation expense as measured by the difference in the exercise price of the options with potentially accelerated vesting and the fair market value of the Company's common stock on the Plan amendment date. A charge will be recorded in the future upon a change in control for only those options which would have otherwise expired unvested except for the resulting acceleration of vesting as a result of this amendment.

                            ViroPharma Incorporated
                         (A Development Stage Company)
                  Notes to Consolidated Financial Statements


  Also, in 2000, the stockholders of the Company approved an employee stock purchase plan. A total of 300,000 shares are available under this plan. Under this plan, employees may purchase common stock through payroll deductions in semi-annual offerings at a price equal to the lower of 85% of the closing price on the applicable offering commencement date or 85% of the closing price on the applicable offering termination date. There were 30,447 shares sold to employees under this plan. The plan qualifies under Section 423 of the Internal Revenue Code.

  Stock option activity for the three years ended December 31, 2001 is as follows:

                                                          Weighted-
                                                           average   Weighted-
                                                          remaining   average
                                   Range of              contractual exercise
                                   Exercise     Share       life       price
                                    Prices     options     (years)   Per share
                                 ------------ ---------  ----------- ---------
     Balance, December 31,
      1998......................                978,076               $ 9.30
       Granted..................                385,100                11.90
       Exercised................                (99,818)                2.93
       Canceled.................                 (9,491)               17.53
                                              ---------
     Balance, December 31,
      1999......................              1,253,867               $10.54
                                              ---------               ------
       Granted..................                910,832                25.99
       Exercised................               (132,619)                7.43
       Canceled.................                (29,316)               21.48
                                              ---------
     Balance, December 31,
      2000......................              2,002,764               $17.61
                                              ---------               ------
       Granted..................                836,650                23.06
       Exercised................               (153,723)                6.73
       Canceled.................                (92,850)               23.54
                                              ---------               ------
     Balance, December 31,
      2001......................              2,592,841               $19.80
                                              =========               ======
     Options outstanding as of
      December 31, 2001:........      .10-.10    50,015     2.93      $  .10
                                     .20-2.16    78,397     4.23        1.00
                                   5.25-12.00   626,858     6.80       10.49
                                 13.00-21.125   934,946     7.98       18.32
                                  21.25-31.78   614,650     9.49       26.24
                                  32.55-42.00   269,175     8.05       37.07
                                  72.00-81.75    18,800     8.17       77.45
                                 ------------ ---------     ----      ------
     Balance, December 31,
      2001......................    .10-81.75 2,592,841     7.85      $19.80
                                 ============ =========     ====      ======
     Options exercisable as of
      December 31, 2001:........      .10-.10    50,015               $  .10
                                     .20-2.16    78,397                 1.00
                                   5.25-12.00   372,612                 9.84
                                 13.00-21.125   334,500                18.53
                                  21.25-31.78    20,838                22.76
                                  32.55-42.00    73,850                37.14
                                  72.00-81.75     4,700                77.45
                                 ------------ ---------               ------
     Options exercisable at
      December 31, 2001:........    .10-81.75   934,912               $14.51
                                 ============ =========               ======

                            ViroPharma Incorporated
                         (A Development Stage Company)
                  Notes to Consolidated Financial Statements


  At December 31, 2001, there were 1,198,938 shares available for grant under the Plans. In January 2002, the Company granted 249,200 options to its employees. Such options were granted at exercise prices equal to the fair market value at the grant date.

  The weighted average fair value of option grants during 1999, 2000 and 2001 was $11.61, $25.97, and $21.81, respectively. The fair value of each option grant is estimated using the Black-Scholes option-pricing model using the following weighted-average assumptions for the Plans: an expected dividend yield of 0% and a risk-free interest rate of 6.45% for 1999, 5.1% for 2000 and 4.38% for 2001, volatility of 135% for 1999, 213% for 2000, and 154% for 2001
and an expected option life of ten years for 1999 and 2000 and 5.9 years for 2001.

  The Company applies APB Opinion No. 25 in accounting for its stock option plans. Had the Company determined compensation cost for options granted based on the fair value at the grant date under SFAS No. 123, the Company's net loss and net loss per share would have been increased to the pro forma amounts under SFAS No. 123 indicated below:

                                         1999          2000          2001
                                     ------------  ------------  ------------
   Net loss allocable to common
    stockholders:
       As reported.................. $(34,574,571) $(42,544,726) $(83,302,690)
       Pro forma under SFAS No.
        123......................... $(37,626,511) $(49,596,779) $(93,488,300)
                                     ============  ============  ============
   Net loss per share allocable to
    common stockholders:
     Basic and diluted:
       As reported.................. $      (2.84) $      (2.80) $      (4.59)
       Pro forma under SFAS No.
        123......................... $      (3.09) $      (3.26) $      (5.15)
                                     ============  ============  ============

  Pro forma net loss allocable to common stockholders reflects only options granted in 1995 through 2001. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net loss allocable to common stockholders amounts presented above because compensation cost is incurred under SFAS No. 123 over the respective vesting period of such options, and options granted by the Company prior to January 1, 1995 are not reflected in the pro forma net loss allocable to common stockholders figures above.

  In 2000 and 2001, the Company issued 50,000 and 10,000 shares, respectively, of restricted common stock to executive officers of the Company. These shares vest ratably over 48 months. The fair value of such stock at the respective issuance dates was $1,056,250 and $216,875, respectively. These amounts are reflected in deferred compensation and are being amortized to operations over the vesting period. Compensation expense related to these issuances for years ended December 31, 2000 and 2001 was $66,017 and $327,318, respectively.

10. Preferred Stock

  The Company adopted a Stockholders' Rights Plan (the "Plan") in September 1998. In connection with the Plan, the Company designated from its Preferred Stock, par value $.001 per share, Series A Junior Participating Preferred Stock, par value $.001 per share (the "Series A Preferred Shares"), and reserved 200,000 Series A Preferred Shares for issuance under the Plan. The Company declared a dividend distribution of one right for each outstanding share of common stock. The rights entitle stockholders to purchase one one-hundredth of a share of Series A Junior Participating Preferred Stock. The rights expire in 2008. Each holder of a right, other than the acquiring person, would be entitled to purchase $250 worth of common stock of the Company for each right at the exercise price of $125 per right, which would effectively enable such rights holders to purchase

                            ViroPharma Incorporated
                         (A Development Stage Company)
                  Notes to Consolidated Financial Statements

common stock at one-half of the then current price. At December 31, 2001, the rights were neither exercisable nor traded separately from the company's common stock, and become exercisable only if a person or group becomes the beneficial owner of 20% or more of the Company's common stock or announces a tender offer which would result in ownership of 20% or more of the Company's common stock.

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

  Our board of directors has the authority, without action by the holders of common stock, to issue up to 4,800,000 additional shares of preferred stock from time to time in such series and with such preference and rights as it may designate.

11. Income Taxes

  As of December 31, 2001, the Company has approximately $67.4 million of Federal and $67.3 million of state net operating loss carry forwards available to offset future taxable income. In addition, the Company has approximately $4.7 million of Federal research and development credits available to offset future taxable income. The federal and state net operating loss carry forwards as well as the federal research and development credits will begin expiring in 2009, 2005 and 2009, respectively, if not utilized. In addition, the utilization of the state net operating loss carry forwards is subject to a $2 million annual limitation. Also, based on "change in ownership" provisions of the Tax Reform Act of 1986, net operating loss carry forwards may be subject to annual limitations that could reduce the Company's ability to utilize these carry forwards in the future.

                            ViroPharma Incorporated
                         (A Development Stage Company)
                  Notes to Consolidated Financial Statements

  Significant components of the Company's deferred tax assets and liabilities as of December 31, 2000 and 2001 are shown below. Due to the uncertainty of the Company's ability to realize the benefit of the deferred tax assets, the net deferred tax assets are fully offset by a valuation allowance at December 31, 2000 and 2001. The change in the valuation allowance for 2000 and 2001 was an increase of approximately $16.7 million and $40.1 million, respectively. Additionally, at December 31, 2001, approximately $2.1 million of gross deferred tax assets will reduce equity to the extent such assets are realized.

                                                          December 31,
                                                    --------------------------
                                                        2000          2001
                                                    ------------  ------------
     Deferred tax assets:
       Net operating loss carryforwards...........  $ 14,092,203  $ 25,784,017
       Research and development credit............           --      4,738,493
       Capitalized research and development
        costs.....................................    32,759,991    46,693,834
       Income recorded for tax but not recorded on
        books, net................................     1,200,000    10,646,154
                                                    ------------  ------------
         Total gross deferred tax assets..........    48,052,194    87,862,498
                                                    ------------  ------------
     Deferred tax liability:
       Other......................................      (324,636)          --
                                                    ------------  ------------
         Net deferred tax assets..................    47,727,558    87,862,498
                                                    ------------  ------------
     Valuation allowance..........................   (47,727,558)  (87,862,498)
                                                    ------------  ------------
         Net deferred taxes.......................           --            --
                                                    ============  ============

12. 401(k) Profit Sharing Plan

  In 1998, the Company adopted a new 401(k) Profit Sharing Plan (the "401(k) Plan") available to all employees meeting certain eligibility criteria. The 401(k) Plan permits participants to contribute up to 15% of their compensation not to exceed the limits established by the Internal Revenue Code. All contributions made by participants vest immediately in the participant's account. The Company contributed $61,306, $91,394 and $130,086 to the 401(k) Plan in 1999, 2000 and 2001, respectively. The Company's contributions are made in cash and the Company's stock is not an investment option available to participants in the 401(k) Plan.

13. Loss per Share

  The following table shows the amounts used in computing loss per share:

                                      1999           2000           2001
                                  -------------  -------------  -------------
Net loss.........................  $(29,500,038)  $(41,817,374)  $(82,957,448)
Preferred stock dividends,
 including beneficial conversion
 component.......................       934,533        727,352        345,242
Beneficial conversion feature of
 preferred stock.................     4,140,000            --             --
                                  -------------  -------------  -------------
Net loss allocable to common
 stockholders.................... $(34,574,571)  $(42,544,726)  $(83,302,690)
                                  =============  =============  =============
Weighted average shares
 outstanding.....................    12,181,853     15,210,964     18,167,303
Shares used in computing diluted
 net loss per share..............    12,181,853     15,210,964     18,167,303
                                  =============  =============  =============
Net loss per share:
Basic............................ $       (2.84) $       (2.80) $       (4.59)
                                  =============  =============  =============
Diluted.......................... $       (2.84) $       (2.80) $       (4.59)
                                  =============  =============  =============

                            ViroPharma Incorporated
                         (A Development Stage Company)
                  Notes to Consolidated Financial Statements


14. Commitments

  In March 1998, the Company entered into a lease for laboratory and office space. The term of the lease is ten years with two five-year renewal options. The Company also has the right, under certain circumstances, to purchase the facility. In September 2001, the Company entered into a fifteen year lease for 30,000 square feet of additional office space which the Company expects will commence in mid- to late-2002. In November 2001, the Company entered into an automobile fleet leasing arrangement for its sales force. The initial term of the lease for each individual leased vehicle is for a twelve-month period and is renewable on a per vehicle basis for successive twelve-month periods with no stated expiration dates. The lease is secured by a two-year letter of credit which is collateralized with a $1 million certificate of deposit.

  The Company's future minimum lease payments under the aforementioned leases and other operating leases related to equipment for years subsequent to December 31, 2001 are as follows:

   Year ending                                                       Operating
   December 31,                                                       leases
   ------------                                                     -----------
   2002............................................................   2,682,857
   2003............................................................   3,037,249
   2004............................................................   3,049,020
   2005............................................................   1,782,505
   2006............................................................   1,751,497
   Thereafter......................................................  10,431,353
                                                                    -----------
   Total minimum lease payments.................................... $22,734,481
                                                                    ===========

  Rent expense for the years ended December 31, 1999, 2000 and 2001 aggregated $851,000, $967,000 and $1,087,763, respectively.

15. Quarterly Financial Information (unaudited)

This table summarizes the unaudited consolidated financial results of operations for 2001 and 2000 for the quarters ended:


                             March 31,    June 30,    September 30, December 31,
                            -----------  -----------  ------------- ------------
   2001
   Revenues................   2,250,000      250,000       346,154      538,461
   Net loss................ (29,169,281) (11,631,953)  (20,852,367) (21,303,847)
   Net loss allocable to
    common stockholders.... (29,351,118) (11,795,358)  (20,852,367) (21,303,847)
   Basic and diluted net
    loss per share
    allocable to common
    stockholders...........       (1.87)       (0.67)        (1.12)       (1.03)

   2000
   Revenues................   1,250,000      250,000       250,000      250,000
   Net loss................  (6,769,928)  (5,389,244)  (12,724,643) (16,933,559)
   Net loss allocable to
    common stockholders....  (6,951,766)  (5,571,082)  (12,906,481) (17,115,397)
   Basic and diluted net
    loss per share
    allocable to common
    stockholders...........       (0.46)       (0.37)        (0.85)       (1.11)

                                 EXHIBIT INDEX

Exhibit  Description
-------  -----------
10.30    Amended and Restated Severance Agreement dated October 18, 2001 between Claude Nash and the Company.
10.31    Amended and Restated ViroPharma Stock Option and Restricted Share Plan.
10.32    Amended and Restated ViroPharma Incorporated Employee Stock Purchase Plan.
10.33    2001 Equity Incentive Plan.
10.34    First Amendment to Copromotion and Codevelopment Agreement dated as of December 17, 2001 between ViroPharma Incorporated and Aventis Pharmaceuticals, Inc.
12.1     Schedule of Ratio of Earnings to Fixed Charges.
23       Consent of KPMG LLP.
24       Power of Attorney (included on signature page).