Form 10-Q
period 2002-03-31
VIROPHARMA INC
filed 2002-05-15
CIK 946840

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarterly period ended March 31, 2002

                                       or

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

Number of shares outstanding of the issuer's Common Stock, par value $.002 per share, as of May 6, 2002: 22,751,576 shares.

                             VIROPHARMA INCORPORATED

                                      INDEX


PART I.   FINANCIAL INFORMATION

                                                                                                      Page
                                                                                                      ----
    Item 1.  Financial Statements:

       Consolidated Balance Sheets at December 31, 2001 and March 31, 2002                              3

       Consolidated Statements of Operations for the three months ended March 31, 2001                  4
        and 2002 and the period from December 5, 1994 (Inception) to March 31, 2002

       Consolidated Statements of Cash Flows for the three months ended March 31, 2001                  5
        and 2002 and the period from December 5, 1994 (Inception)  to March 31, 2002

       Notes to Consolidated Financial Statements                                                       6

    Important Information About Forward Looking Statements.                                             9

    Item 2.  Management's Discussion and Analysis of Financial Condition and                           10
             Results of Operations.

    Item 3.  Quantitative and Qualitative Disclosures About Market Risk                                15


PART II. OTHER INFORMATION

    Item 1.  Legal Proceedings                                                                         16

    Item 6.  Exhibits and Reports on Form 8-K                                                          16

             Signatures                                                                                17

PART I.     FINANCIAL INFORMATION
---------------------------------
ITEM 1.     FINANCIAL STATEMENTS

                             ViroPharma Incorporated
                          (A Development Stage Company)
                           Consolidated Balance Sheets
                      December 31, 2001 and March 31, 2002

                                                                                                  December 31,      March 31,
                                                                                                     2001             2002
                                                                                                   (Audited)       (Unaudited)
                                                                                                 --------------------------------
Assets
Current assets:
        Cash and cash equivalents.......................................................         $    9,826,879    $   17,979,085
        Short-term investments..........................................................            230,213,314       195,924,388
        Notes receivable from officers--current.........................................                 89,662            66,558
        Due from partners...............................................................              7,356,084         8,200,211
        Other current assets............................................................              4,299,552         3,920,632
                                                                                                 --------------    --------------
             Total current assets.......................................................            251,785,491       226,090,874
Equipment and leasehold improvements, net...............................................              8,326,530         8,874,942
Restricted investments..................................................................              1,550,000         1,550,000
Notes receivable from officers--noncurrent..............................................                244,187           177,487
Debt issue costs, net...................................................................              4,228,696         4,024,081
Other assets............................................................................                 45,899           143,015
                                                                                                 --------------    --------------
             Total assets...............................................................         $  266,180,803    $  240,860,399
                                                                                                 ==============    ==============
Liabilities and Stockholders' Equity
Current liabilities:
        Loans payable--current..........................................................         $      200,000    $      200,000
        Accounts payable................................................................              2,657,597         2,936,455
        Accrued expenses and other current liabilities..................................             26,153,108        33,627,796
        Deferred revenue--current.......................................................              2,153,846         2,153,846
                                                                                                 --------------    --------------
             Total current liabilities..................................................             31,164,551        38,918,097
Loans payable--noncurrent...............................................................                125,000            75,000
Convertible subordinated notes..........................................................            180,000,000       180,000,000
Deferred revenue--noncurrent............................................................              5,461,538         4,923,077
Other liabilities.......................................................................             10,000,000                --
                                                                                                 --------------    --------------
                                                                                                    226,751,089       223,916,174
                                                                                                 --------------    --------------
Commitments
Stockholders' equity:

        Preferred stock, par value $.001 per share. 5,000,000 shares authorized;
          Series A convertible participating preferred stock; no shares issued
            and outstanding                                                                                  --                --
        Series A junior participating preferred stock; 200,000 shares designated;
        no shares issued and outstanding................................................                     --                --
        Common stock, par value $.002 per share. Authorized 100,000,000 shares;
          issued and outstanding 22,740,814 at December 31, 2001 and 22,751,576
          at March 31, 2002.............................................................                 45,482            45,503
        Additional paid-in capital......................................................            244,034,513       244,072,443
        Deferred compensation...........................................................               (942,893)         (836,279)
        Unrealized losses on available for sale securities..............................             (1,011,566)       (2,164,905)
        Deficit accumulated during the development stage................................           (202,695,822)     (224,172,537)
                                                                                                 --------------    --------------
             Total stockholders' equity.................................................             39,429,714        16,944,225
                                                                                                 --------------    --------------
             Total liabilities and stockholders' equity.................................         $  266,180,803    $  240,860,399
                                                                                                 ==============    ==============

See accompanying notes to consolidated financial statements
--------------------------------------------------------------------------------

                             ViroPharma Incorporated
                          (A Development Stage Company)
                      Consolidated Statements of Operations
                                   (unaudited)
               Three months ended March 31, 2001 and 2002 and the
           Period from December 5, 1994 (Inception) to March 31, 2002


                                                                                              Period from
                                                                                            December 5, 1994
                                                              Three months ended             (Inception) to
                                                                   March 31,                    March 31,
                                                            2001               2002               2002
                                                     ------------------   ---------------   ----------------
Revenues:
  Detailing fees                                     $                -   $     5,984,174   $      5,984,174
  License fee and milestone revenue                           2,250,000           538,461          9,923,076
  Grant revenue                                                       -                 -            526,894
                                                     ------------------   ---------------   ----------------
      Total revenues                                          2,250,000         6,522,635         16,434,144
                                                     ------------------   ---------------   ----------------

Operating expenses incurred in the
 development stage:
    Research and development                                 11,839,245        13,520,299        164,888,483
    Acquisiton of technology rights                          16,500,000                 -         16,500,000
    Sales and marketing                                       1,280,098        11,246,823         32,292,834
    General and administrative                                2,327,471         2,437,278         33,869,440
                                                     ------------------   ---------------   ----------------
      Total operating expenses                               31,946,814        27,204,400        247,550,757
                                                     ------------------   ---------------   ----------------
      Loss from operations                                  (29,696,814)      (20,681,765)      (231,116,613)
Interest income                                               3,407,317         2,115,765         31,805,504
Interest expense                                              2,879,784         2,910,715         24,861,428
                                                     ------------------   ---------------   ----------------
      Net loss                                              (29,169,281)      (21,476,715)  $   (224,172,537)
                                                     ------------------   ---------------   ================

Preferred stock dividends                                       181,837                 -
                                                     ------------------   ---------------
Net loss allocable to common stockholders            $      (29,351,118)  $   (21,476,715)
                                                     ==================   ===============

Basic and diluted net loss per share allocable
 to common stockholders                              $            (1.87)  $         (0.95)
                                                     ==================   ===============

Shares used in computing basic and diluted
 net loss per share allocable to common
 stockholders                                                15,663,836        22,675,388
                                                     ==================   ===============

See accompanying notes to consolidated financial statements.

                            ViroPharma Incorporated
                          (A Development Stage Company)
                      Consolidated Statements of Cash Flows
                                   (unaudited)
               Three months ended March 31, 2001 and 2002 and the
           period from December 5, 1994 (Inception) to March 31, 2002

                                                                                                                    Period from
                                                                                                                  December 5, 1994
                                                                                Three months ended                 (Inception) to
                                                                                     March 31,                       March 31,
                                                                            2001                  2002                  2002
                                                                       -----------------    ------------------   -------------------
Cash flows from operating activities:
     Net loss                                                         $   (29,169,281)     $    (21,476,715)    $    (224,172,537)
     Adjustments to reconcile net loss to net cash
     used in operating activities:
           Non-cash acquisition of technology rights                       16,500,000                     -            16,500,000
           Non-cash compensation expense                                     (128,268)              106,614             1,360,079
           Non-cash warrant value                                                   -                     -               153,751
           Non-cash consulting expense                                              -                     -                46,975
           Non-cash interest expense                                          204,614               204,615             1,701,336
           Depreciation and amortization expense                              284,127               624,206             4,324,650
           Changes in assets and liabilities:
               Other current assets                                           535,608               378,920            (3,920,632)
               Notes receivable from officers                                   9,801                89,804              (244,045)
               Due from partners                                            2,688,355              (844,127)           (8,200,211)
               Other assets                                                         -               (97,116)             (143,015)
               Accounts payable                                            (1,944,271)              278,858             2,936,455
               Deferred revenue                                              (250,000)             (538,461)            7,076,923
               Accrued expenses and other current liabilities              (2,308,224)            7,474,688            33,627,796
               Other liabilities                                                    -           (10,000,000)                    -
                                                                       -----------------    ------------------   -------------------
           Net cash used in operating activities                          (13,577,539)          (23,798,714)         (168,952,475)

Cash flows from investing activities:
     Purchase of equipment and leasehold improvements                        (365,456)           (1,172,618)          (13,199,592)
     Purchase of short-term investments                                    (8,316,170)          (51,963,486)         (897,688,760)
     Sales of short-term investments                                                -                     -             9,680,414
     Maturities of short-term investments                                  29,786,100            85,099,073           688,369,052
                                                                       -----------------    ------------------   -------------------
               Net cash (used in) provided by investing activities         21,104,474            31,962,969          (212,838,886)

Cash flows from financing activities:
     Net proceeds from issuance of preferred stock                                  -                     -            27,242,143
     Net proceeds from issuance of common stock                               423,385                37,951           198,588,888
     Preferred stock cash dividends                                          (181,837)                    -            (1,254,294)
     Proceeds from loans payable and milestone advance                              -                     -             2,100,000
     Payment of loans payable                                                 (50,000)              (50,000)           (1,825,000)
     Proceeds received on notes receivable                                          -                     -                 1,625
     Gross proceeds from notes payable                                              -                     -           180,692,500
     Issuance costs on notes payable                                                -                     -            (5,725,416)
     Payment of notes payable                                                       -                     -               (50,000)
                                                                       -----------------    ------------------   -------------------
               Net cash (used in) provided by  financing activities           191,548               (12,049)          399,770,446

Net increase in cash and cash equivalents                                   7,718,483             8,152,206            17,979,085
Cash and cash equivalents at beginning of period                              960,355             9,826,879                     -
                                                                       -----------------    ------------------   -------------------
Cash and cash equivalents at end of period                            $     8,678,838      $     17,979,085     $      17,979,085
                                                                       =================    ==================   ===================

Supplemental disclosure of noncash transactions:
Conversion of Note Payable to Series A and Series B Preferred Stock                 -                     -               642,500
Conversion of mandatorily redeemable convertible preferred stock to
common shares                                                                       -                     -            16,264,199
Notes issued for 828,750 common shares                                              -                     -                 1,625
Deferred compensation                                                        (128,268)              106,614             2,302,972
Accretion of redemption value attributable to mandatorily
redeemable convertible preferred stock                                              -                     -             1,616,445
Conversion of milestone advance to loan payable                                     -                     -             1,000,000
Unrealized gains (losses) on available for sale securities                    486,222            (1,153,339)           (2,164,905)
Supplemental disclosure of interest paid                                    5,410,170             5,416,400            22,241,343

See accompanying notes to consolidated financial statements.

                             ViroPharma Incorporated
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                             March 31, 2001 and 2002
                                   (unaudited)

(1)  Organization and Business Activities

        ViroPharma Incorporated (a development stage company) commenced operations on December 5, 1994. ViroPharma Incorporated and its subsidiary (the "Company" or "ViroPharma") is a development stage pharmaceutical company engaged in the discovery and development of new antiviral medicines.

     The Company is devoting substantial effort towards conducting drug discovery and development, raising capital, conducting clinical trials, pursuing regulatory approval for products under development, recruiting personnel and supporting the sales and marketing organizations and infrastructure for a potential commercial launch of Picovir(TM), if the drug is approved by the Food and Drug Administration (FDA). The Company is also actively promoting and detailing two products owned by Aventis Pharmaceuticals Inc. (Aventis). In the course of such activities, the Company has sustained operating losses and expects such losses to continue for the next several years. Other than the detailing fees earned in the first quarter of 2002 for promoting products owned by Aventis, the Company has not generated any significant revenues or product sales and has not achieved profitable operations or positive cash flow from operations. The Company's deficit accumulated during the development stage aggregated $224,172,537 through March 31, 2002. There is no assurance that profitable operations, if ever achieved, could be sustained on a continuing basis.

     The Company plans to continue to finance its operations with a combination of stock issuances, debt issuances, license payments, payments from strategic research and development arrangements if agreed upon milestones are achieved and, in the longer term, revenues from product sales or collaborations, if its planned products are commercialized. There are no assurances, however, that the Company will be successful in obtaining regulatory approval for Picovir(TM) or any of its other product candidates or in obtaining an adequate level of financing needed for the long-term development and commercialization of its planned products.

Basis of Presentation

     The information at March 31, 2002 and for the three months ended March 31, 2001 and 2002, is unaudited but includes all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary to state fairly the financial information set forth therein in accordance with accounting principles generally accepted in the United States of America. The interim results are not necessarily indicative of results to be expected for the full fiscal year. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2001 included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission.

Reclassification

     Certain prior year amounts have been reclassified to conform to the current year presentation.

(2)  Comprehensive Loss

     In the Company's annual consolidated financial statements, comprehensive loss is presented as a separate financial statement. For interim consolidated financial statements, the Company is permitted to disclose the information in the footnotes to the consolidated financial statements. The disclosures are required for comparative purposes. The only comprehensive income item the Company has is unrealized gains and losses on available for sale securities.

The following reconciles net loss to comprehensive loss for the three-months ended March 31, 2001 and 2002:

                                                         2001                2002
                                                         ----                ----
        Net loss                                     $(29,169,281)        $(21,476,715)

        Other comprehensive income (loss):

                Unrealized gains (losses) on
                available for sale securities             486,222           (1,153,339)
                                                     ------------         ------------
        Comprehensive loss                           $(28,683,059)        $(22,630,054)
                                                     ============         ============

                             ViroPharma Incorporated
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements

(3)  Acquisition of Technology Rights

     On February 27, 2001, the Company revised its agreement with Sanofi-Synthelabo for Picovir(TM), the Company's most advanced drug candidate. The original agreement signed in 1995 provided the Company with exclusive rights to develop and commercialize the product in the United States and Canada. Under the revised agreement, the Company expanded its intellectual property position, eliminated obligations for future milestone payments, and reduced royalty rate obligations to Sanofi-Synthelabo on future sales of products, if any, under certain conditions, in exchange for a reduction of royalty rate obligations by Sanofi-Synthelabo to the Company on future sales of products, if any, under certain conditions, outside of the United States and Canada and the issuance of 750,000 shares of the Company's common stock. Included in the quarter ended March 31, 2001 is a non-cash charge of $16.5 million resulting from the issuance of 750,000 shares of common stock to Sanofi-Synthelabo in exchange for the expansion of the Company's intellectual property rights related to Picovir(TM), the Company's most advanced product candidate, as these additional intellectual property rights licensed from Sanofi-Synthelabo have not reached technological feasibility and have no alternative uses.

(4)  Conversion of Preferred Stock

     Effective on May 7, 2001, pursuant to the terms of our Series A Convertible Participating Preferred Stock, 2,300,000 shares of preferred stock were converted into 2,346,295 shares of common stock.

(5)  Co-Promotion and Co-Development Agreement

     In September 2001, the Company entered into a collaboration to co-develop and co-promote Picovir(TM) (pleconaril) in the United States with Aventis Pharmaceuticals Inc. (Aventis), the U.S. pharmaceutical company of Aventis Pharma AG. As part of the agreement, the Company received an initial payment of $25 million from Aventis, and may receive additional cash payments, each of which is dependent upon reaching certain regulatory and other milestones. $5 million of the initial payment received is reflected in Deferred revenue, and will be recognized as revenue, on a straight line basis through December 31, 2005, the estimated performance period. At December 31, 2001, $10 million of the initial payment is reflected in Accrued expenses and other current liabilities and $10 million is reflected in Other liabilities and at March 31, 2002, $20 million of the initial payment is reflected in Accrued expenses and other current liabilities, as this amount may have to be repaid over the next twelve months if certain regulatory milestones are not met. Other than the costs that the Company incurs and is responsible for in establishing its sales force and the commercial infrastructure that supports its commercial operations and the ongoing costs to maintain that infrastructure, the Company and Aventis will share the cost of preparing for the commercial launch of Picovir(TM) and the continued marketing and commercialization efforts: 55 percent by Aventis and 45 percent by ViroPharma. Additionally, Aventis will fund 50% of the Company's research and development efforts for the use of Picovir(TM) in the treatment of adult and pediatric viral respiratory infection (VRI). At December 31, 2001 and March 31, 2002, the Company was due approximately $5.2 million and $3.6 million, respectively, under these cost sharing provisions. During the quarter ended March 31, 2002, approximately $3.3 million and $0.3 million were reflected as a reduction of Picovir(TM) research and development costs and sales and marketing costs, respectively. No corresponding reductions were recorded in the first quarter of 2001.

     If Picovir(TM) is approved by the U.S. Food and Drug Administration (FDA), Aventis will distribute Picovir(TM) and both companies will share profits and losses: 55 percent to Aventis and 45 percent to the Company. However, the FDA may never approve Picovir(TM). Until at least the end of 2003 ViroPharma will be co-promoting a product from the Allegra(R) family and Nasacort(R) AQ, Aventis Pharmaceuticals prescription products, to primary care physicians in the United States, and will receive detailing fees from Aventis for such calls. At March 31, 2002, the Company was due approximately $4.5 million for detailing of Aventis products.

     The term of the agreement is through the market exclusivity period for Picovir(TM), currently 2012, unless such period is extended or the agreement is terminated earlier due to the failure to attain certain milestones.

     Additional terms of the Aventis co-promotion and co-development agreement include ViroPharma's overseeing the ongoing clinical and regulatory development of Picovir(TM) for other indications such as pediatric VRI, the prophylactic use of Picovir(TM)in patients with asthma or chronic obstructive pulmonary disease
(COPD), and other indications. Aventis will

                             ViroPharma Incorporated
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements

share in the final development costs for the adult VRI indication and the pediatric indication, and provide additional reimbursement for other product indications, based upon the successful completion of certain regulatory milestones. Initially Aventis will purchase Picovir(TM) from us. ViroPharma will initially be responsible for managing the production of drug product, the micronization process, final drug manufacturing and packaging through its contract suppliers. Eventually, ViroPharma and Aventis will share this responsibility if Picovir(TM) is approved by the FDA.

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

     If the FDA grants marketing clearance of Picovir(TM) for adult viral respiratory infection, an Aventis affiliate will purchase up to $20 million in ViroPharma common stock priced at a trailing average of the last sale prices of ViroPharma's common stock.

(6)  Litigation

     In March and May 2002, the Company and certain of its directors were named as defendants in purported class actions filed in the U.S. District Court for the Eastern District of Pennsylvania. The plaintiffs in these actions have alleged that certain statements by the Company about Picovir(TM) were misleading. A judgment against the Company could materially exceed the coverage which may be available under its directors' and officers' liability insurance. The Company is vigorously defending itself against these lawsuits and believes that it has meritorious defenses against the claims.

     While it is not feasible to predict the outcome of these claims at this time, the ultimate resolution of these matters could have a material adverse effect on the Company's financial position and the resolution of these matters during a specific period could have a material adverse effect on the quarterly or annual operating results for that period. To date no liability related to these matters has been reflected in the Company's consolidated balance sheet.

(7)  Subsequent Event

     In March 2002, the Antiviral Drugs Advisory Committee of the FDA voted to not recommend Picovir(TM) (pleconaril) for approval for the treatment of the common cold in adults. Picovir(TM) is the Company's most advanced product candidate, and is the subject of a new drug application, or NDA, that was filed with the FDA in July 2001. The Advisory Committee requested that additional data not included in the pivotal trials be provided before the drug could be considered for recommendation by the Advisory Committee for approval. In May 2002, the FDA informed the Company that the FDA intends to issue a "not approvable" letter by May 31, 2002 in response to the Company's NDA. ViroPharma and Aventis will work together to determine what further action will be taken with Picovir(TM).

     Due to the uncertainty surrounding the future development of Picovir(TM) generally, the Company has delayed further development of Picovir(TM) for the treatment of the common cold in pediatric patients. The Company is also reevaluating future efforts for the use of Picovir(TM) to prevent the common cold. The Company does not know at this time what, if any, future development activities it will pursue with Picovir(TM).

             IMPORTANT INFORMATION ABOUT FORWARD LOOKING STATEMENTS

     Our disclosure and analysis in this report contains some forward-looking statements. Forward-looking statements give our current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current facts. They use words such as "anticipate", "estimate", "expect", "project", "intend", "plan", "believe" and other words and terms of similar meaning in connection with any discussion of future operating or financial performance

     These forward-looking statements include the statements in this report on Form 10-Q about:

   .   the outcome of discussions with FDA regarding our NDA for Picovir(TM);
   . our estimated timeframes for the initiation and conclusion of clinical trials and other studies for Picovir(TM)and our other product candidates;
   . our anticipated future efforts for the use of Picovir(TM)for the treatment of the common cold in pediatric patients and to prevent the common cold;
   . our expectations for increases in expenses and operating losses during 2002 if we continue to pursue regulatory approval for Picovir(TM);
   . our expectations for decreases in expenses and operating losses during 2002 if we do not continue to pursue regulatory approval for Picovir(TM);
   . our potential future actions to reduce our ongoing operating expenses if we do not continue to pursue regulatory approval for Picovir(TM);
   . our expectations for generating revenue or becoming profitable on a sustained basis;
   .   our estimated timeframes for the release of clinical data;
   . the market opportunity for Picovir(TM) and the effect of our marketing partner on such market opportunity;
   .   the effect of pending litigation on our financial condition;
   . our estimate of the sufficiency of our existing cash and cash equivalents to finance our operating and capital requirements; and
   .   our expectations for future capital requirements.

     Our actual results could differ materially from those results expressed in, or implied by, these forward-looking statements. There can be no assurance that:

   .   Picovir(TM)will ever be approved by the FDA;
   . we will receive FDA or other regulatory authority approval for any other product candidate that we have under development on a timely basis or at all;
   . Picovir(TM) will be indicated initially for the treatment of adults suffering from the common cold;
   . we can initiate additional clinical trials or other studies for Picovir(TM) or for our other product candidates during the timeframe that we expect;
   . the patient populations for our clinical trials will be the populations that we expect;
   . clinical data for any of our clinical trials will be released during the timeframe that we expect;
   . if Picovir(TM) is ever approved, that Picovir(TM) (or any of our other product candidates) will be launched during the timeframe that we expect, will achieve market acceptance, or that our commercialization partner will, or will be able to, maximize the potential for Picovir(TM);
   .   the results of pending litigation will be favorable to us;
   . our actual levels of expenses or operating losses in 2002 will reflect our estimates of those results;
   .   additional financing will be available on acceptable terms or at all; and
   . we will able to receive the milestone payments contemplated by our agreements with Aventis and Wyeth.

     These and other risks and uncertainties that could affect our actual results are discussed in greater detail in this report and in our other filings with the Securities and Exchange Commission. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, events, levels of activity, performance, or achievements. We do not assume responsibility for the accuracy and completeness of the forward-looking statements other than as required by applicable law.

     We do not undertake any duty to update after the date of this report any of the forward-looking statements in this report to conform them to actual results.

     You should read this report on Form 10-Q in combination with the Management's Discussion and Analysis of Financial Condition and Results of Operations, the description of our business and the discussion of our risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2001.

ITEM 2.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     We have not been profitable since inception and have incurred a cumulative net loss of $224,172,537 through March 31, 2002. Losses have resulted principally from costs incurred in research and development activities, general and administrative expenses and sales and marketing expenses. We expect to incur additional operating losses over the next several years.

     Since inception, we have devoted substantially all of our resources to our research, sales and marketing and product development programs. In the first quarter of 2002, we earned detailing fees of approximately $6.0 million for promoting Nasacort(R) AQ and Allegra(R), two products owned by Aventis Pharmaceuticals Inc. (Aventis). However, we have generated no revenues from sales of our products and have been dependent upon funding primarily from equity and debt financing. We do not expect any revenues derived from Picovir(TM) sales until Picovir(TM) is approved by the U.S. Food and Drug Administration (FDA). The FDA may never approve Picovir(TM).

     In March 2002, the Antiviral Drugs Advisory Committee of the FDA voted to not recommend Picovir(TM) (pleconaril) for approval for the treatment of the common cold in adults. Picovir(TM) is our most advanced product candidate, and is the subject of a new drug application, or NDA, that we filed with the FDA in July 2001. The Advisory Committee requested that additional data not included in the pivotal trials be provided before the drug could be considered for recommendation by the Advisory Committee for approval. In May 2002, the FDA informed us that the FDA intends to issue a "not approvable" letter by May 31, 2002 in response to our NDA. ViroPharma and Aventis will work together to determine what further action will be taken with Picovir(TM).

     Due to the uncertainty surrounding the future development of Picovir(TM) generally, we have delayed further development of Picovir(TM) for the treatment of the common cold in pediatric patients. We also are reevaluating future efforts for the use of Picovir(TM) to prevent the common cold. We do not know at this time what, if any, future development activities we will pursue with Picovir(TM).

     We have reduced our investments in pre-marketing activities related to Picovir(TM) substantially since March 2002 and will continue to do so until we determine our path forward with Picovir(TM). All decisions related to the future development of and commercial investments in Picovir(TM) will be made in collaboration with Aventis.

     If we do not continue to pursue regulatory approval for Picovir(TM), we would expect our expenses and operating losses in the near term would be lower than we have experienced during the past twelve month period. Our expected decreases in expenses and operating losses under this scenario would be due to lower development, marketing and sales expenses. In addition, we may take actions to further reduce our ongoing operating expenses under this scenario.

     If we continue the development of Picovir(TM), and if we make no further changes to the other aspects of our current operations, we would expect our expenses to increase significantly over historical levels and our losses during the next several years to be higher than we have experienced in the past. Our level of losses during this period, however, depend upon whether the FDA approves Picovir(TM), if we are successful in commercializing Picovir(TM) following any such approval by the FDA and whether or not we receive certain milestone payments from Aventis. Our anticipated significant increase in expenses under this scenario will be due to our portion of the following Picovir(TM)-related costs that will be shared with Aventis under our agreement with them: the sales force costs incurred by us and Aventis after the launch of Picovir(TM) and royalty payments to Sanofi-Synthelabo on net sales of Picovir(TM), if Picovir(TM) is approved by the FDA, significant investments to be made in

Picovir(TM) marketing and market research activities, the cost of medical sales liaisons, and the costs of activities related to clinical and regulatory efforts to support the approval of Picovir(TM) by the FDA. Our anticipated significant increase in expenses under this scenario also will be due to our costs for the continued maintenance of the requisite commercial infrastructure, research and development activities related to additional clinical trials and supporting studies for the potential expansion of the use of Picovir(TM) in other patient populations, if any, the near-term amounts payable to our Picovir(TM) manufacturers, discovery and development activities with our hepatitis C and RSV disease programs, and milestone payments that may be payable under the terms of our agreement with BattellePharma.

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

     In March and May 2002, we and certain of our directors were named as defendants in purported class actions filed in the U.S. District Court for the Eastern District of Pennsylvania. The plaintiffs in these actions have alleged that certain statements by us about Picovir(TM) were misleading. A judgment against us could materially exceed the coverage which may be available under our directors' and officers' liability insurance. We are vigorously defending ourselves against these lawsuits and believe that we have meritorious defenses against the claims.

     While it is not feasible to predict the outcome of these claims at this time, the ultimate resolution of these matters could have a material adverse effect on our financial position and the resolution of these matters during a specific period could have a material adverse effect on the quarterly or annual operating results for that period. To date no liability related to these matters has been reflected in our consolidated balance sheet.

Liquidity and Capital Resources

     We commenced operations in December 1994. We are a development stage company and, other than detailing fees that we earned during the first quarter of 2002 for promoting products owned by Aventis, we have not generated revenues from product sales. The cash flows used in operations historically have been applied to research and development activities and the supporting marketing and general and administrative expenses. If we continue the development of Picovir(TM), then we expect to incur significant additional expenses related to our efforts to secure regulatory approval, and the eventual commercialization, of Picovir(TM). Through March 31, 2002, we have used approximately $169.0 million in operating activities. We invest our cash in short-term investments. Through March 31, 2002, we have used approximately $212.8 million in investing activities, including $199.6 million in short-term investments and $13.2 million in equipment purchases and new construction. Through March 31, 2002, we have financed our operations primarily through private and public offerings of common stock, a convertible subordinated notes offering, private placements of redeemable preferred stock, two bank loans and equipment lease lines totaling approximately $399.8 million. At March 31, 2002, we had cash and cash equivalents and short-term investments aggregating approximately $213.9 million.

     We lease our corporate and research and development facilities under an operating lease expiring in 2008. We also have the right, under certain circumstances, to purchase the facility. We have exercised our right to expand our current facility by 16,500 square feet. This expansion began in the third quarter of 2001 and we expect the completion of this expansion in mid-2002. We expect that rent expense in future years will increase approximately $200,000 per year, commencing in mid-2002. In September 2001, we entered into a lease for 30,000 square feet of additional office space which will result in an annual increase in rent expense of approximately $600,000 starting in mid-to late 2002. The term of the lease is fifteen years. Through March 31, 2002 we have incurred expenditures of approximately $1.0 million for these expansions and we expect to incur additional expenditures of approximately $1.5 million through their completion. We may secure bank financing to fund these expansions.

     We have financed substantially all of our equipment, other than automobiles for our sales force, under two bank loans. The first bank loan, which we entered into in February 1997, is for $600,000, is payable in equal monthly installments over 72 months and has a 9.06% interest rate. The second bank loan, which we entered into in December 1998, is for $500,000, is payable in equal monthly installments over 60 months and has a 7.25% interest rate. As of March 31, 2002, aggregate outstanding borrowings under these bank loans were approximately $275,000.

     In November 2001, we entered into an automobile fleet leasing arrangement for our sales force. The initial term of the lease for each individual leased vehicle is for a twelve-month period and is renewable on a per vehicle basis for successive twelve-month periods with no stated expiration dates. If Picovir(TM) is approved, and we fully deploy our sales force over the next several years, we anticipate that on an annualized basis the cost of leasing, maintaining and insuring the fleet will be approximately $2.3 million per year. The lease is secured with a two-year $1 million letter of credit which is further collateralized with a $1 million investment at the lending institution that issued the letter of credit. The investment is restricted over the term of the letter of credit.

     We amended and restated our agreement with Sanofi-Synthelabo in February 2001. Under this agreement, we are required to make royalty payments on any sales in the United States and Canada of products developed under the agreement, which royalty payments will be reduced upon the expiration of the last patent on Picovir(TM) or any related drug.

     In February 2002, we entered into a commercial supply agreement with Patheon, Inc. for final Picovir(TM) drug product. In May 2001, we entered into a commercial manufacturing agreement with Produits Chimiques Auxilliares et de Synthese (PCAS) to manufacture commercial and validation supplies of bulk Picovir(TM) drug substance. We also entered into an agreement with an alternative supplier to manufacture pilot and validation batches of bulk Picovir(TM), and we may conclude a commercial supply agreement with this alternative supplier. These agreements will commit these suppliers to manufacture and supply Picovir(TM) to us at prices based on the quantity of product we require from them. In the first quarter of 2002, we incurred approximately $1.8 million of cost under these agreements and may incur up to approximately $5.5 million of additional costs over the balance of the year.

     In September 2001, we entered into a collaboration to co-develop and co-promote Picovir(TM) (pleconaril) in the United States with Aventis. As part of the agreement, we received an initial payment of $25 million from Aventis, and may receive additional cash payments, each of which is dependent upon reaching certain regulatory and other milestones. $5 million of the initial payment received is reflected in Deferred revenue, and will be recognized as revenue, on a straight line basis through December 31, 2005, the estimated performance period. At March 31, 2002, $20 million of the initial payment is reflected in Accrued expenses and other current liabilities, as this amount may have to be repaid over the next twelve months if certain regulatory milestones are not met. Other than the costs that we incur and are responsible for in establishing our sales force and the commercial infrastructure that supports our commercial operations and the ongoing costs to maintain that infrastructure, we will share the cost of preparing for the commercial launch of Picovir(TM) and the continued marketing and commercialization efforts: 55 percent by Aventis and 45 percent by us. Additionally, Aventis will fund 50% of our research and development efforts for the use of pleconaril in the treatment of adult and pediatric viral respiratory infection. If Picovir(TM) is approved by the U.S. Food and Drug Administration (FDA), Aventis will distribute Picovir(TM) and both companies will share profits and losses: 55 percent to Aventis and 45 percent to us. Until at least the end of 2003 we will be co-promoting a product from the Allegra(R) family and Nasacort(R) AQ, Aventis Pharmaceuticals prescription products, to primary care physicians in the United States, and will receive detailing fees from Aventis for such calls. The term of the agreement is through the market exclusivity period for Picovir(TM), currently 2012, unless such period is extended or the agreement is terminated earlier due to the failure to attain certain milestones.

     Additional terms of the Aventis co-promotion and co-development agreement include our overseeing the ongoing clinical and regulatory development of Picovir(TM) for other indications such as the common cold in the pediatric population, the prophylactic use of Picovir(TM) in patients with asthma or chronic obstructive pulmonary disease (COPD), and other indications. Aventis will share in the final development costs for the adult indication and the pediatric indication, and provide additional reimbursement for other product indications, based upon the successful completion of certain regulatory milestones. However, due to the uncertainty surrounding the future development of Picovir(TM), we do not know at this time what, if any, future development activities we will pursue with Picovir(TM). If Picovir(TM) is approved by the FDA and if we are successful in our commercialization efforts, initially Aventis will purchase Picovir(TM) from us and we will initially be responsible for managing the production of drug product, the micronization process, final drug manufacturing and packaging through our contract suppliers. Eventually, both ViroPharma and Aventis will share this responsibility if Picovir(TM) is approved by the FDA.

     Aventis may terminate the co-promotion and co-development agreement if, among other conditions, we do not receive regulatory approval of our adult common cold NDA within a timeframe agreed upon by the parties, if net sales of Picovir(TM) do not reach specified levels within certain specified timeframes or upon certain regulatory actions. Other termination provisions provide that either party may terminate the agreement if the other party fails to perform its sales detailing requirements over a specified period of time or upon a material breach which is not cured. In the event of a change in control of ViroPharma, the standstill agreement between us and Aventis would terminate and, under certain circumstances, Aventis would have the right to sell its interest in the collaboration to us at a value determined by investment bankers. In the event of an Aventis change in control under certain circumstances, we would have an analogous right to buy Aventis's interest in the collaboration from Aventis at a value determined by investment bankers.

     If the FDA grants marketing clearance of Picovir(TM) for adult common cold (a viral respiratory infection), an Aventis affiliate will purchase up to $20 million in ViroPharma common stock priced at a trailing average of the last sale prices of ViroPharma's common stock up to the date of approval. If we continue the development of Picovir(TM), then we expect to incur significant expenses under this agreement over the next several years related to marketing and market research activities for Picovir(TM), and the maintenance and support of a marketing and sales staff and the requisite infrastructure as well as further clinical trials and regulatory efforts for Picovir(TM).

     If we do not continue to pursue regulatory approval for Picovir(TM), we would expect our expenses and operating losses in the near term to be lower than we have experienced during the past twelve month period. Our expected decreases in expenses and operating losses under this scenario would be due to lower development, marketing and sales expenses. In addition, we may take actions to further reduce our ongoing operating expenses under this scenario.

     If we continue the development of Picovir(TM), and if we make no further changes to the other aspects of our current operations, we would expect our expenses to increase significantly over historical levels and our losses during the next several years to be higher than we have experienced in the past. Our level of losses during this period, however, depend upon whether the FDA approves Picovir(TM), if we are successful in commercializing Picovir(TM) following any such approval by the FDA and whether or not we receive certain milestone payments from Aventis. Our anticipated significant increase in expenses under this scenario will be due to our portion of the following costs that will be shared with Aventis under our agreement with them: the sales force costs incurred by us and Aventis after the launch of Picovir(TM) and royalty payments to Sanofi-Synthelabo on net sales of Picovir(TM), if Picovir(TM) is approved by the FDA, significant investments to be made in Picovir(TM) marketing and market research activities, the cost of medical sales liaisons, and the costs of activities related to clinical and regulatory efforts to support the approval of Picovir(TM) by the FDA. Our anticipated significant increase in expenses under this scenario also will be due to our costs for the continued maintenance of the requisite commercial infrastructure, research and development activities related to additional clinical trials and supporting studies for the potential expansion of the use of Picovir(TM) in other patient populations, if any, the near-term amounts payable to our Picovir(TM) manufacturers, discovery and development activities with our hepatitis C and RSV disease programs, and milestone payments that may be payable under the terms of our agreement with BattellePharma.

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

     In November 2001, we and Wyeth announced that we have halted further development of VP50406, our first product candidate for the treatment of hepatitis C. We will continue to fund the development of additional compounds under our collaboration agreement with Wyeth, one of which we expect to enter clinical trials in the second half of 2002. There can be no assurance, however, that these clinical trials can be initiated during the timeframes that we expect, or at all.

     We expect that we will need to raise additional funds to continue our business activities, fund debt service and to further expand our facilities. We have convertible notes payable in the amount of $180.0 million. These notes bear interest at 6% per annum and become due in March 2007. If we continue the development of Picovir(TM), and if we make no further changes to the other aspects of our current operations, then we will need additional financing to complete all Picovir(TM) clinical and other studies, to continue to support our marketing and sales staffs as well as the requisite commercial infrastructure, and for the development and required testing of our hepatitis C and RSV disease compounds and for any other product candidates. To obtain this financing, we intend to access the public or private equity or debt markets or enter into additional arrangements with corporate collaborators to whom we may issue shares of our stock. We have an effective Form S-3 universal shelf registration statement filed with the Securities and Exchange Commission for the potential additional issuance of up to approximately $212.0 million of our securities. The registration statement provides us with the flexibility to determine the type of security we choose to sell, including common stock, preferred stock, warrants and debt securities, as well as the ability to time such sales when market conditions are favorable.

     If we raise additional capital by issuing equity securities, the terms and prices for these financings may be much more favorable to the new investors than the terms obtained by our existing stockholders. These financings also may dilute the ownership of existing stockholders.

     Additional financing, however, may not be available on acceptable terms from any source as a result of, among other factors, our failure to achieve regulatory approval of Picovir(TM), our inability to achieve commercial success of Picovir(TM), our inability to generate revenue through our existing collaborative agreements, the existence of pending litigation involving the allegations of securities fraud, and our inability to file, prosecute, defend and enforce any patent claim and or other intellectual property rights. If sufficient additional financing is not available, we may need to delay, reduce or eliminate current research and development programs, delay or reduce our commercialization efforts for Picovir(TM) or reduce or eliminate other aspects of our business.

     Additionally, Wyeth and Aventis are required to purchase our common stock at the time of completion of certain product development and regulatory approval events pursuant to the terms of our collaboration agreements. However, in the event we are not able to successfully achieve the product development or regulatory approval events, which include in our agreement with Aventis the regulatory approval of Picovir(TM), the additional financing provided by these agreements would not be available to us.

Results of Operations

Quarters ended March 31, 2002 and 2001

     Revenues were approximately $6.5 million for the quarter ended March 31, 2002, compared to approximately $2.3 million during the same period in 2001. During the quarter ended March 31, 2002, we earned detailing fees of approximately $6.0 million for promoting Nasacort(R) AQ and Allegra(R), two products owned by Aventis Pharmaceuticals Inc., compared to $2.0 million of revenue earned during the same period in 2001 from the achievement of a milestone under our hepatitis C collaboration with Wyeth. During the quarter ended March 31, 2002, we also recognized deferred revenue of approximately $0.5 million from advance payments received under our collaborations with Wyeth and Aventis, compared to recognizing deferred revenue of approximately $0.3 million from advance payments received under our collaboration agreement with Wyeth during the same period in 2001.

     Research and development expenses increased approximately $1.7 million to $13.5 million in the first quarter of 2002 from $11.8 million in the first quarter of 2001. The increase was primarily due to higher manufacturing costs, increased efforts in discovery and higher employee related expenses. Partially offsetting these increases is a higher amount of costs to be reimbursed to us during the quarter ended March 31, 2002 compared to the quarter ended March 31, 2001 as a result of our collaboration agreement with Aventis. Manufacturing costs were approximately $1.2 million higher in the quarter ended March 31, 2002 when compared to the same three month period in 2001 due to the acquisition of drug substance and the initiation of manufacturing process validation. We anticipate that these costs will grow as we may purchase up to approximately $5.0 million of additional drug substance from our suppliers and will complete the manufacturing process validation and stability testing while we are working with the FDA and Aventis to determine the appropriate course of action with regard to Picovir(TM). Employee related expenses for the three month period ended March 31, 2002 were approximately $1.8 million higher when compared to the same period in 2001, primarily as a result of higher staffing levels necessary to support development and discovery programs. The increased efforts in discovery research resulted in increased spending of approximately $0.6 million for the first three months of 2002 when compared to the same period in 2001. The amount of research and development expenses to be reimbursed by our collaboration partners increased from approximately $1.3 million during the three month period ended March 31, 2001 to approximately $3.4 million during the three month period ended March 31, 2002 primarily as a result of our September 2001 agreement with Aventis. Expenses in our three development programs were essentially flat on a quarter over quarter basis. During the first quarter of 2002, in addition to the preparation for the Advisory Committee meeting, we were conducting additional studies in adults for the prevention of the common cold and for the treatment of this disease in the pediatric population and began studies of drug interaction effects of pleconaril on oral contraceptives. We were also conducting one phase I study for the treatment of respiratory syncytial virus (RSV) disease. In comparison, during the first quarter of 2001 we completed two large phase III clinical trials with Picovir(TM) for the treatment of the common cold in adults. In addition, we were conducting patient studies with VP50406 for the treatment of hepatitis C and safety studies with VP14637 for the treatment of RSV disease.

     Sales and marketing expenses for the first quarter of 2002 were approximately $11.2 million, which is net of Aventis cost sharing of approximately $0.3 million, compared to approximately $1.3 million for the same period of 2001. This increase reflects our 45% portion of the investments in pre-launch activities for Picovir(TM), including medical education, brand development and market research and the costs of our sales organization. During the first quarter of 2002, we earned approximately $6.0 million of detailing fees for promoting the two Aventis products. Net of this reimbursement, our sales and marketing expenditures during the first quarter of 2002 were approximately $5.2 million. The $6.0 million of detailing fees reflected in revenues for the quarter ended March 31, 2002 were substantially equal to the cost of our field sales force, other than the costs that we are solely responsible for such as the costs of building our sales force, establishing the related infrastructure and ongoing costs related to the maintenance of that infrastructure.

     General and administrative expenses for the first quarter of 2002 of approximately $2.4 million are essentially flat when compared to the same period in 2001. The increase of approximately $0.1 million is primarily due to higher employee related expenses due to increased staffing levels and higher facilities and other corporate costs partly offset by lower recruiting and other professional fees.

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

     Interest expense for the quarter ended March 31, 2002 was essentially flat when compared to the same period in the prior year due to relatively consistent levels of debt in both periods. Interest income fell approximately $1.3 million during the first quarter of 2002 when compared to the same quarter in 2001 primarily due to lower effective yields on investments due to the relatively lower interest rate environment during the current quarter versus the same quarter in the prior year.

     The net loss allocable to common shareholders decreased to approximately $21.5 million for the quarter ended March 31, 2002 from approximately $29.4 million for the quarter ended March 31, 2001. Excluding the $16.5 million non-cash charge from the results of the quarter ended March 31, 2001 the loss increased approximately $8.6 million on a quarter over quarter basis.

     As of March 31, 2002 we had approximately $213.9 million in cash, cash equivalents and short-term investments. Also, at March 31, 2002 the annualized weighted average nominal interest rate on our short-term investments was approximately 6.5%.

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk

     Our holdings of financial instruments are comprised of a mix of U.S. corporate debt, government securities and commercial paper. All such instruments are classified as securities available for sale. Our debt security portfolio represents funds held temporarily pending use in our business and operations. We manage these funds accordingly. We seek reasonable assuredness of the safety of principal and market liquidity by investing in rated fixed income securities while at the same time seeking to achieve a favorable rate of return. Our market risk exposure consists principally of exposure to changes in interest rates. Our holdings are also exposed to the risks of changes in the credit quality of issuers. We typically invest in the shorter-end of the maturity spectrum. The principal amount and the annualized weighted average nominal interest rate of our investment portfolio at March 31, 2002 was $195,924,388 and approximately 6.5%, respectively.

     We have $180 million of convertible subordinated notes due 2007. The notes are convertible into shares of our common stock at a price of $109.15 per share, subject to certain adjustments. The notes bear interest at a rate of 6% per annum, payable semi-annually in arrears, and can be redeemed by us, at certain premiums over the principal amount, at any time on or after March 6, 2003. At March 31, 2002, the market value of our convertible subordinated notes was approximately $69,750,000, based on quoted market prices. The fair value of our convertible subordinated notes is dependant upon, among other factors, the fair value of our common stock and prevailing market interest rates.

PART II - OTHER INFORMATION
---------------------------

ITEM 1.  Legal Proceedings

     In March and May 2002, we and certain of our directors were named as defendants in purported class actions filed in the U.S. District Court for the Eastern District of Pennsylvania. The plaintiffs in these actions have alleged that certain statements by us about Picovir(TM) were misleading. A judgment against us could materially exceed the coverage which may be available under our directors' and officers' liability insurance. We are vigorously defending ourselves against these lawsuits and believe that we have meritorious defenses against the claims.

ITEM 6.  Exhibits and Reports on Form 8-K

      (a)  Reports on Form 8-K:

           We filed the following Current Reports on Form 8-K during the quarter ended March 31, 2002:

                    (i) We filed a Current Report on Form 8-K dated March 28, 2002 to report, pursuant to item 5, that on March 27, 2002, a purported securities fraud class action suit was filed against ViroPharma Incorporated and certain directors and other parties in the United States District Court for the Eastern District of Pennsylvania.

                    (ii) We filed a Current Report on Form 8-K dated March 20, 2001 to report, pursuant to item 5, that the Antiviral Drugs Advisory Committee of the U.S. Food and Drug Administration (FDA) voted to not recommend Picovir(TM) (pleconaril) for approval for the treatment of the common cold in adults.

                    (iii) We filed a Current Report on Form 8-K dated February 15, 2002 to report, pursuant to item 5, a set of "Frequently Asked Questions" describing information that experience has demonstrated to be often requested by analysts and investors, and the answers to these questions.

                    (iv) We filed a Current Report on Form 8-K dated February 14, 2002 to report, pursuant to item 5, our financial results for the fourth quarter and fiscal year ended December 31, 2001.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 VIROPHARMA INCORPORATED

Date: May 15, 2002               By:    /s/  Michel de Rosen
                                     -------------------------------------------
                                     Michel de Rosen
                                     President and Chief Executive Officer
                                     (Principal Executive Officer)


                                 By:   /s/ Vincent J. Milano
                                    --------------------------------------------
                                    Vincent J. Milano
                                    Vice President, Chief Financial Officer and
                                    Treasurer
                                    (Principal Financial and Accounting Officer)