Form 10-Q
period 2002-06-30
VIROPHARMA INC
filed 2002-08-12
CIK 946840

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q



      [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended June 30, 2002

                                     or

      [_]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number: 0-21699



                             VIROPHARMA INCORPORATED
             (Exact Name of Registrant as Specified in its Charter)

                    Delaware                             94-2347624
        (State or other jurisdiction of                I.R.S. Employer
         incorporation or organization)              Identification No.)


                             405 Eagleview Boulevard
                            Exton, Pennsylvania 19341
              (Address of Principal Executive Offices and Zip Code)


                                  610-458-7300
              (Registrant's Telephone Number, Including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirement for the past 90 days: Yes  X   No _____
                                      ---
Number of shares outstanding of the issuer's Common Stock, par value $.002 per share, as of August 9, 2002: 25,751,576 shares.

                             VIROPHARMA INCORPORATED

                                      INDEX

PART I.  FINANCIAL INFORMATION

                                                                                                      Page
                                                                                                      ----
Item 1.  Financial Statements:

    Consolidated Balance Sheets at December 31, 2001 and June 30, 2002                                  3


    Consolidated Statements of Operations for the three months ended June 30,                           4
        2001 and 2002, the six months ended June 30, 2001 and 2002 and the period from December 5, 1994 (Inception) to June 30, 2002

    Consolidated Statements of Cash Flows for the six months ended June 30, 2001 and 2002 and the       5
        period from December 5, 1994 (Inception) to June 30, 2002

    Notes to Consolidated Financial Statements                                                          6

Important Information About Forward-Looking Statements                                                 10

Item 2.  Management's Discussion and Analysis of Financial Condition and                               11
         Results of Operations

Item 3.  Quantitative and Qualitative Disclosures About Market Risk                                    16


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                                             17

Item 4.  Submission of Matters to a Vote of Security Holders                                           17

Item 6.  Exhibits and Reports on Form 8-K                                                              17

Signatures                                                                                             19

PART I.     FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

                             ViroPharma Incorporated
                          (A Development Stage Company)
                           Consolidated Balance Sheets
                                   (unaudited)
                       December 31, 2001 and June 30, 2002

                                                                                              December 31,           June 30,
                                                                                                  2001                2002
                                                                                              -------------       -------------
Assets
Current assets:
        Cash and cash equivalents ........................................................    $   9,826,879       $  14,015,239
        Short-term investments ...........................................................      230,213,314         186,926,290
        Notes receivable from officers--current ..........................................           89,662              88,743
        Due from partners ................................................................        7,356,084           6,813,892
        Other current assets .............................................................        4,299,552           3,341,957
                                                                                              -------------       -------------
             Total current assets ........................................................      251,785,491         211,186,121
Equipment and leasehold improvements, net ................................................        8,326,530          10,512,907
Restricted investments ...................................................................        1,550,000           1,553,169
Notes receivable from officers--noncurrent ...............................................          244,187             140,510
Debt issue costs, net ....................................................................        4,228,696           3,819,467
Other assets .............................................................................           45,899             143,016
                                                                                              -------------       -------------
             Total assets ................................................................    $ 266,180,803       $ 227,355,190
                                                                                              =============       =============

Liabilities and Stockholders' Equity
Current liabilities:
        Loans payable--current ...........................................................    $     200,000       $     166,667
        Accounts payable .................................................................        2,657,597           5,166,009
        Accrued expenses and other current liabilities ...................................       26,153,108          35,097,101
        Deferred revenue--current ........................................................        2,153,846           2,153,846
                                                                                              -------------       -------------
             Total current liabilities ...................................................       31,164,551          42,583,623
Loans payable--noncurrent ................................................................          125,000              58,334
Convertible subordinated notes ...........................................................      180,000,000         180,000,000
Deferred revenue--noncurrent .............................................................        5,461,538           4,384,615
Other liabilities ........................................................................       10,000,000                   -
                                                                                              -------------       -------------
             Total liabilities ...........................................................      226,751,089         227,026,572
                                                                                              -------------       -------------

Commitments:
Stockholders' equity:
        Preferred stock, par value $.001 per share. 5,000,000 shares authorized;
          Series A convertible participating preferred stock; no shares issued and
          outstanding ....................................................................                -                   -
          Series A junior participating preferred stock; 200,000 shares designated;
               no shares issued and outstanding ..........................................                -                   -
        Common stock, par value $.002 per share. Authorized 100,000,000 shares;
          issued and outstanding 22,740,814 at December 31, 2001 and 22,751,576
          at June 30, 2002 ...............................................................           45,482              45,503
        Additional paid-in capital .......................................................      244,034,513         244,072,443
        Deferred compensation ............................................................         (942,893)           (729,666)
        Unrealized losses on available for sale securities ...............................       (1,011,566)         (2,126,172)
        Deficit accumulated during the development stage .................................     (202,695,822)       (240,933,490)
                                                                                              -------------       -------------
             Total stockholders' equity ..................................................       39,429,714             328,618
                                                                                              -------------       -------------
             Total liabilities and stockholders' equity ..................................    $ 266,180,803       $ 227,355,190
                                                                                              =============       =============

See accompanying notes to consolidated financial statements.

                             ViroPharma Incorporated
                          (A Development Stage Company)
                      Consolidated Statements of Operations
                                   (unaudited)
  Three months ended June 30, 2001 and 2002, six months ended June 30, 2001 and
     2002 and the period from December 5, 1994 (Inception) to June 30, 2002

                                                                                                                     Period from
                                                                                                                  December 5, 1994
                                                    Three months ended                Six months ended             (Inception) to
                                                        June 30,                          June 30,                     June 30,
                                                  2001              2002            2001             2002                2002
                                              --------------     ------------    ------------    -------------   -----------------
Revenues:
  Detailing fees                               $           -     $  6,752,085   $           -    $  12,736,259      $   12,736,259
  License fee and milestone revenue                  250,000          538,462       2,500,000        1,076,923          10,461,538
  Grant revenue                                            -                -               -                -             526,894
                                               -------------     ------------   -------------    -------------      --------------
      Total revenues                                 250,000        7,290,547       2,500,000       13,813,182          23,724,691
                                               -------------     ------------   -------------    -------------      --------------

Operating expenses incurred in the
  development stage:
    Research and development                       6,896,645       10,328,220      18,735,890       23,848,519         175,216,703
    Acquisiton of technology rights                        -                -      16,500,000                -          16,500,000
    Sales and marketing                            2,607,106        9,473,591       3,887,204       20,720,415          41,766,426
    General and administrative                     2,602,127        2,786,602       4,929,597        5,223,879          36,656,041
                                               -------------     ------------   -------------    -------------      --------------
      Total operating expenses                    12,105,878       22,588,413      44,052,691       49,792,813         270,139,170
                                               -------------     ------------   -------------    -------------      --------------
      Loss from operations                       (11,855,878)     (15,297,866)    (41,552,691)     (35,979,631)       (246,414,479)
Interest income                                    3,137,882        1,446,472       6,545,199        3,562,237          33,251,976
Interest expense                                   2,913,957        2,909,559       5,793,742        5,820,274          27,770,987
                                               -------------     ------------   -------------    -------------      --------------
      Net loss                                  ($11,631,953)    ($16,760,953)   ($40,801,234)    ($38,237,668)      ($240,933,490)
                                               =============     ============   =============    =============      ==============

Preferred stock dividends                            163,405                -         345,242                -
                                               -------------     ------------   -------------    -------------
Net loss allocable to common stockholders       ($11,795,358)    ($16,760,953)   ($41,146,476)    ($38,237,668)
                                               =============     ============   =============    =============
Basic and diluted net loss per share allocable
 to common stockholders                               ($0.67)          ($0.74)         ($2.47)          ($1.69)
                                               =============     ============   =============    =============
Shares used in computing basic and diluted
 net loss per share allocable to common
 stockholders                                     17,624,349       22,702,277      16,649,369       22,688,907
                                               =============     ============   =============    =============

See accompanying notes to consolidated financial statements.

                             ViroPharma Incorporated
                          (A Development Stage Company)
                      Consolidated Statements of Cash Flows
                                   (unaudited)
                   Six months ended June 30, 2001 and 2002 and
          the period from December 5, 1994 (Inception) to June 30, 2002

                                                                                                                      Period from
                                                                                                                    December 5, 1994
                                                                                   Six months ended                  (Inception) to
                                                                                       June 30,                         June 30,
                                                                              2001                  2002                  2002
                                                                        ------------------    ------------------   -----------------
Cash flows from operating activities:
     Net loss                                                           $   (40,801,234)       $   (38,237,668)      $ (240,933,490)
     Adjustments to reconcile net loss to net cash
     used in operating activities:
           Non-cash acquisition of technology rights                         16,500,000                      -           16,500,000
           Non-cash compensation expense                                        168,177                213,227            1,466,692
           Non-cash warrant value                                                     -                      -              153,751
           Non-cash consulting expense                                                -                      -               46,975
           Non-cash interest expense                                            409,229                409,229            1,905,950
           Depreciation and amortization expense                                611,532              1,374,672            5,075,116
           Changes in assets and liabilities:
               Other current assets                                             641,254                957,595           (3,341,957)
               Notes receivable from officers                                    18,518                104,596             (229,253)
               Due from partners                                              2,688,355                542,192           (6,813,892)
               Other assets and restricted investments                                -               (100,286)            (146,185)
               Accounts payable                                                (899,047)             2,508,412            5,116,009
               Deferred revenue                                                (500,000)            (1,076,923)           6,538,461
               Accrued expenses and other current liabilities                (2,129,264)             8,943,993           35,097,101
               Other liabilities                                                      -            (10,000,000)                   -
                                                                        ------------------     ------------------    ---------------
           Net cash used in operating activities                            (23,292,480)           (34,360,961)        (179,514,722)

Cash flows from investing activities:
     Purchase of equipment and leasehold improvements                        (1,226,860)            (3,561,049)         (15,588,023)
     Purchase of short-term investments                                     (95,056,895)          (102,397,613)        (948,122,887)
     Sales of short-term investments                                                  -                      -            9,680,414
     Maturities of short-term investments                                   123,873,110            144,570,031          747,840,010
                                                                        ------------------     ------------------    ---------------
               Net cash (used in) provided by investing activities           27,589,355             38,611,369         (206,190,486)

Cash flows from financing activities:
     Net proceeds from issuance of preferred stock                                    -                      -           27,242,143
     Net proceeds from issuance of common stock                                 728,221                 37,951          198,588,888
     Preferred stock cash dividends                                            (345,242)                     -           (1,254,294)
     Proceeds from loans payable and milestone advance                                -                      -            2,100,000
     Payment of loans payable                                                  (100,000)               (99,999)          (1,874,999)
     Proceeds received on notes receivable                                            -                      -                1,625
     Gross proceeds from notes payable                                                -                      -          180,692,500
     Issuance costs on notes payable                                                  -                      -           (5,725,416)
     Payment of notes payable                                                         -                      -              (50,000)
                                                                        ------------------     ------------------    ---------------
               Net cash (used in) provided by financing activities              282,979                (62,048)         399,720,447

Net increase in cash and cash equivalents                                     4,579,854              4,188,360           14,015,239
Cash and cash equivalents at beginning of period                                960,355              9,826,879                    -
                                                                        ------------------     ------------------    ---------------
Cash and cash equivalents at end of period                              $     5,540,209        $    14,015,239       $   14,015,239
                                                                        ==================     ==================    ===============

Supplemental disclosure of non-cash transactions:
Conversion of Note Payable to Series A and Series B Preferred Stock                   -                      -              642,500
Conversion of mandatorily redeemable convertible preferred stock to
 common shares                                                                        -                      -           16,264,199
Notes issued for 828,750 common shares                                                -                      -                1,625
Deferred compensation                                                           216,875                      -            2,196,358
Accretion of redemption value attributable to mandatorily
 redeemable convertible preferred stock                                               -                      -            1,616,445
Conversion of milestone advance to loan payable                                       -                      -            1,000,000
Unrealized gains (losses) on available for sale securities                     (132,110)            (1,114,606)          (2,126,172)

Supplemental disclosure of cash flow information:
Cash paid for interest                                                        5,419,513              5,406,100           22,241,343



See accompanying notes to consolidated financial statements.

                             ViroPharma Incorporated
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                             June 30, 2001 and 2002
                                   (unaudited)

(1)  Organization and Business Activities

     ViroPharma Incorporated (a development stage company) commenced operations on December 5, 1994. ViroPharma Incorporated and its subsidiary (the "Company" or "ViroPharma") is a development stage pharmaceutical company engaged in the discovery and development of new antiviral medicines.

     The Company is devoting substantial effort towards conducting drug discovery and development, raising capital, conducting clinical trials, pursuing regulatory approval for products under development, and until recently, supporting the sales and marketing organizations and infrastructure for a potential commercial launch of Picovir(TM), if the drug were to be approved by the U.S. Food and Drug Administration (FDA). The Company is also actively promoting and detailing two products owned by Aventis Pharmaceuticals Inc. (Aventis), and will cease this detailing activity on August 31, 2002. In the course of such activities, the Company has sustained operating losses and expects such losses to continue for the next several years. Other than detailing fees earned in the first half of 2002 for promoting products owned by Aventis, the Company has not generated any significant revenues or product sales and has not achieved profitable operations or positive cash flow from operations. The Company's deficit accumulated during the development stage aggregated $240,933,490 through June 30, 2002. There is no assurance that profitable operations, if ever achieved, could be sustained on a continuing basis.

     The Company plans to continue to finance its operations with a combination of stock issuances and debt issuances, as available, license payments, payments from strategic research and development arrangements when and if agreed upon milestones are achieved and, in the longer term, revenues from product sales or collaborations, if its planned products are commercialized. There are no assurances, however, that the Company will be successful in obtaining regulatory approval for any of its product candidates or in obtaining an adequate level of financing needed for the long-term development and commercialization of its product candidates.

Basis of Presentation

     The consolidated financial information at June 30, 2002 and for the three and six months ended June 30, 2001 and 2002, is unaudited but includes all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary to state fairly the financial information set forth therein in accordance with accounting principles generally accepted in the United States of America. The interim results are not necessarily indicative of results to be expected for the full fiscal year. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2001 included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission.

Reclassification

     Certain prior year amounts have been reclassified to conform to the current year presentation.

(2)  Comprehensive Loss

     In the Company's annual consolidated financial statements, comprehensive loss is presented as a separate financial statement. For interim consolidated financial statements, the Company is permitted to disclose the information in the footnotes to the consolidated financial statements. The disclosures are required for comparative purposes. The only comprehensive income item the Company has is unrealized gains and losses on available for sale securities. The following reconciles net loss to comprehensive loss for the three and six months ended June 30, 2001 and 2002:

                             ViroPharma Incorporated
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements

                                             Quarter ended                Six-month period ended
                                                June 30,                         June 30,
                                           2001            2002              2001            2002
                                     --------------   --------------  ---------------   --------------
Net loss                              ($11,631,953)   ($16,760,953)     ($40,801,234)   ($38,237,668)

Other comprehensive income (loss):
     Unrealized gains (losses) on
     available for sale securities        (618,332)         38,733          (132,110)     (1,114,606)
                                     --------------   --------------  ---------------   --------------

                                      ($12,250,285)   ($16,722,220)     ($40,933,344)   ($39,352,274)
Comprehensive loss                   ==============   ==============  ===============   ==============


(3)  Acquisition of Technology Rights

     On February 27, 2001, the Company revised its agreement with Sanofi-Synthelabo for Picovir(TM), the Company's anti-picornavirus compound. The original agreement signed in 1995 provided the Company with exclusive rights to develop and commercialize the product in the United States and Canada. Under the revised agreement, the Company expanded its intellectual property position, eliminated obligations for future milestone payments, and reduced royalty rate obligations to Sanofi-Synthelabo on future sales of products, if any, under certain conditions, in exchange for a reduction of royalty rate obligations by Sanofi-Synthelabo to the Company on future sales of products, if any, under certain conditions, outside of the United States and Canada and the issuance of 750,000 shares of the Company's common stock. Included in the statement of operations for the six months ended June 30, 2001 is a non-cash charge of $16.5 million resulting from the issuance of 750,000 shares of common stock to Sanofi-Synthelabo in exchange for the expansion of the Company's intellectual property rights related to Picovir(TM), as these additional intellectual property rights licensed from Sanofi-Synthelabo have not reached technological feasibility and have no alternative uses.

(4)  Conversion of Preferred Stock

     Effective on May 7, 2001, pursuant to the terms of our Series A Convertible Participating Preferred Stock, 2,300,000 shares of preferred stock were converted into 2,346,295 shares of common stock.

(5)  Stockholders' Meeting Action

     In May 2002, the stockholders of the Company approved an amendment to the Company's Stock Option and Restricted Share Plan (the "plan") to increase the number of shares eligible for grant under the plan by 750,000 shares.

(6)  Copromotion and Codevelopment Agreement

     In September 2001, the Company entered into a collaboration to co-develop and co-promote Picovir(TM) in the United States with Aventis. As part of the agreement, the Company received an initial payment of $25.0 million from Aventis. $5.0 million of the initial payment received is reflected in Deferred revenue, and has been recognized as revenue on a straight-line basis through June 30, 2002 based on the estimated performance period ending December 31, 2005. At December 31, 2001, $10.0 million of the initial payment is reflected in Accrued expenses and other current liabilities and $10.0 million is reflected in Other liabilities. At June 30, 2002, $20.0 million of the initial payment is reflected in Accrued expenses and other current liabilities. Since September 2001, the Company and Aventis have shared the cost of preparing for the commercial launch of Picovir(TM) and the continued marketing and commercialization efforts: 55 percent by Aventis and 45 percent by ViroPharma. Additionally, Aventis has funded 50 percent of the Company's research and development efforts for the use of Picovir(TM) in the treatment of adult and pediatric viral respiratory infection (VRI). At December 31, 2001 and June 30, 2002, the Company was due approximately $5.2 million and $2.3 million, respectively, under these cost sharing provisions. During the quarter ended June 30, 2002 approximately $1.2 million and $1.1 million were reflected as reductions of Picovir(TM) research and

                             ViroPharma Incorporated
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements

development and sales and marketing costs, respectively. No corresponding reductions were recorded in the second quarter of 2001. For the six months ended June 30, 2002 approximately $4.5 million and $1.4 million were reflected as reductions of Picovir(TM) research and development and sales and marketing costs, respectively. ViroPharma has been co-promoting a product from the Allegra(R) family and Nasacort(R) AQ, Aventis Pharmaceuticals prescription products, to primary care physicians in the United States, and will receive detailing fees from Aventis for such calls. At June 30, 2002, the Company was due approximately $4.5 million for detailing of Aventis products. We will not earn detailing fees beyond August 31, 2002.

(7)  Significant Event

     In May 2002, the FDA issued the Company a "not approvable" letter in response to the Company's New Drug Application (NDA). In March 2002, the Antiviral Drugs Advisory Committee of the FDA voted to not recommend Picovir(TM) for approval for the treatment of the common cold in adults. The Advisory Committee requested that additional data not included in the pivotal trials be provided before the drug could be considered for recommendation by the Advisory Committee for approval.

(8)  Subsequent Events

     In August 2002, the Company announced that it has restructured its organization. As part of this process, the Company has reduced its workforce by approximately 63%, which includes selling its sales force to Aventis and reductions in development, commercial operations and administration. The Company and Aventis have agreed to terminate their agreement regarding Picovir(TM). The Company does not intend to fund any additional significant clinical development of Picovir for the treatment of the common cold without a new partner. The Company expects to record a one-time restructuring charge of approximately $4 million in the third quarter of 2002.

     Under the agreement ending their collaboration to co-develop and co-promote Picovir, Aventis returned Picovir to the Company, and both parties received mutual releases of all obligations without incurring termination fees. Aventis will compensate the Company for Aventis' current share of development and commercial expenses and the Company's detailing fees through August, and the Company has returned to Aventis advance milestone payments of $20.0 million. Aventis also purchased 3 million shares of the Company's common stock for $4.59 million.

     In a separate transaction, Aventis will acquire the Company's sales force, which totals nearly 200 people, for a payment to the Company of $15.41 million. The sales force will continue to promote Aventis' products through the end of August 2002.

     ViroPharma expects to record income of approximately $19.4 million in the third quarter of 2002 in connection with these events. The income is related to the $15.41 million referred to above and the acceleration of the recognition of the remaining deferred revenue related to the up front payment of $5.0 million received in September 2001.

     Also, the Board of Directors of ViroPharma approved a convertible note repurchase program to spend up to $20.0 million to purchase a portion of its $180.0 million in convertible notes. The Company may, in its discretion, purchase the notes in the open market or in privately negotiated transactions from time to time as market conditions warrant.

     The following table reflects a summary of the actual and pro forma balance sheet data at June 30, 2002. The pro forma June 30, 2002 balance sheet reflects the effect on the balance sheet data as if the termination of the Aventis collaboration, the Company's estimated restructuring charge, the purchase by Aventis of 3 million shares of the Company's common stock, the refund of the advanced milestone payment and the sale of the Company's sales force had occurred on June 30, 2002:

                             ViroPharma Incorporated

                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements

Balance sheet data (in thousands)                                 Actual               ProForma
                                                                 June 30,              June 30,
                                                                   2002                  2002
                                                           --------------------  ----------------------
Cash, cash equivalents and short-term investments                     200,942               198,942
Working capital                                                       168,602               187,756
Total assets                                                          227,355               223,355
Total stockholders' equity                                                329                20,368

(9)  Litigation

     In March and May 2002, the Company and certain of its directors were named as defendants in purported class actions filed in the U.S. District Court for the Eastern District of Pennsylvania. In July 2002, these actions were consolidated into a single complaint. The plaintiffs in these actions have alleged that certain statements by the Company about Picovir(TM) were misleading. A judgment against the Company could materially exceed the coverage which may be available under its directors' and officers' liability insurance. The Company is vigorously defending itself against these lawsuits and believes that it has meritorious defenses against the claims.

     While it is not feasible to predict the outcome of this action at this time, the ultimate resolution of this matter could have a material adverse effect on the Company's financial position and the resolution of this matter during a specific period could have a material adverse effect on the quarterly or annual operating results for that period. To date no liability related to this matter has been reflected in the Company's consolidated balance sheet.

             IMPORTANT INFORMATION ABOUT FORWARD LOOKING STATEMENTS

      Our disclosure and analysis in this report contains some forward-looking statements. Forward-looking statements give our current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current facts. They use words such as "anticipate", "estimate", "expect", "project", "intend", "plan", "believe" and other words and terms of similar meaning in connection with any discussion of future operating or financial performance. These forward-looking statements include the statements in this report on Form 10-Q about:

     . our anticipated cash balance at the beginning of 2003, and the ability of that cash to fund operations for an additional three years;
     . our expected average monthly cash burn (excluding a third quarter restructuring charge and interest expense on our convertible notes) through the end of 2005;
     . our estimate of the restructuring charge that we expect to record in the third quarter of 2002;
     . our estimate of the income that we expect to record in the third quarter of 2002 in connection with the termination of our collaboration agreement with Aventis and the transfer of our sales force to Aventis;
     . the sufficiency of the reduction in expenses anticipated by this restructuring to provide the financial resources required to execute the planned development of our portfolio of antiviral programs, and pursue new research and development opportunities to expand our pipeline;
     . our plan to advance a compound from our HCV program into phase 1 safety studies by the end of 2002;
     .    our efforts to secure a partner for our RSV program;
     . the exploration of alternatives for the continued development of Picovir; and
     .    our purchase of a portion of our convertible subordinated debt.

      Our actual results could differ materially from those results expressed in, or implied by, these forward-looking statements. There can be no assurance that:

     . our actual cash balance at the beginning of 2003 will reflect our anticipated cash balance, or such cash balance will be sufficient to fund operations for an additional three years;
     . our actual average monthly cash burn (excluding a third quarter restructuring charge and interest expense on our convertible notes) through the end of 2005 will reflect our anticipated spending levels during those periods;
     . our actual third quarter restructuring charge will reflect our anticipated restructuring charge;
     . the income that we actually record in the third quarter of 2002 in connection with the termination of our collaboration agreement with Aventis and the transfer of our sales force to Aventis will reflect our anticipated income arising from these events;
     . the reduction in expenses anticipated by this restructuring will be sufficient to provide the financial resources required to execute the planned development of our portfolio of antiviral programs, and pursue new research and development opportunities to expand our pipeline;
     . we will be able to achieve the development milestones for our HCV program during the timeframe described in this quarterly report on Form 10-Q, or at all;
     .    we will be able to secure a partner for our RSV program;
     . we will be able to identify and pursue alternatives or attract a new partner for the continued development of Picovir; or
     . we will be able to purchase portions of our convertible subordinated debt at favorable prices, or at all.

      Our actual expenses over the period described in this quarterly report on Form 10-Q may vary depending on a variety of factors, including: the actual cost of conducting clinical trials; the outcome of clinical trials in our HCV and RSV programs, and our resulting right to receive or obligation to pay milestone payments under collaborations relating to those programs; our ability to attract a development and commercialization partner for our RSV program; the actual face amount of our convertible notes that we are able or willing to acquire, if any; the resulting reduction in interest expense associated with the purchase of such convertible notes, if any; costs associated with litigation; and the cost of exploring and investing in other strategic opportunities. Conducting clinical trials for investigational pharmaceutical products are subject to risks and uncertainties. There can be no assurance that planned clinical trials can be initiated, or that planned or ongoing clinical trials can be successfully concluded or concluded in accordance with our anticipated schedule. In addition, in the future, we may not be able to maintain our listing on the Nasdaq Stock Market.

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

     You should read this report on Form 10-Q in combination with the Management's Discussion and Analysis of Financial Condition and Results of Operations, the description of our business and the discussion of our risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2001 and our Quarterly Report on Form 10-Q for the period ended March 31, 2002.

ITEM 2.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     We have not been profitable since inception and have incurred a cumulative net loss of approximately $240.9 million through June 30, 2002. Losses have resulted principally from costs incurred in research and development activities, general and administrative expenses and sales and marketing expenses. We expect to incur additional operating losses over the next several years.

     Since inception, we have devoted substantially all of our resources to our research, sales and marketing and product development programs. We have generated no revenues from sales of our own products and have been dependent upon funding primarily from equity and debt financing. In the first six months of 2002, we earned detailing fees of approximately $12.7 million for promoting Nasacort(R) AQ and Allegra(R), two products owned by Aventis Pharmaceuticals Inc. (Aventis). We will stop promoting Nasacort (R) AQ and Allegra(R) at the end of August 2002.

     In August 2002, we announced a restructuring of our operations, and that ViroPharma and Aventis mutually agreed to terminate our collaboration for Picovir. As part of the restructuring, we have reduced our workforce by approximately 63%, which includes selling our sales force to Aventis and reductions in development, commercial operations and administration. We do not intend to fund any additional significant clinical development of Picovir for the treatment of the common cold without a new partner. We will focus our resources on the continued development of our HCV product candidates with Wyeth, the continued development of our RSV product candidates, and pursuing new research and development opportunities to expand our pipeline. We intend to seek a worldwide development partner for our RSV program to maximize its value.

     Under our agreement with Aventis that ends our collaboration to co-develop and co-promote Picovir, Aventis returned Picovir to us, and both parties received mutual releases of all obligations without incurring termination fees. Aventis will compensate us for Aventis' current share of development and commercial expenses and our detailing fees through August, and we returned to Aventis advance milestone payments of $20.0 million. Aventis also purchased 3 million shares of ViroPharma's common stock for $4.59 million.

     In a separate transaction, Aventis will acquire our sales force for a payment to ViroPharma of approximately $15.41 million. The sales force currently promotes products from the Aventis respiratory portfolio - Nasacort(R) AQ and the Allegra(R) family, and will continue to do so through August 2002. We expect to record income of approximately $19.4 million in the third quarter in connection with the termination of the Picovir collaboration and sale of our sale force to Aventis. The income is related to the $15.41 million referred to above and the acceleration of the recognition of the remaining deferred revenue related to the up front payment of $5.0 million received in September 2001.

     As a result of our restructuring, we expect our expenses and operating losses in the near term to be lower than we have experienced during the past twelve-month period. Our expected decreases in expenses and operating losses under this scenario will be due to lower development, marketing, sales and general and administrative expenses. As a result of our restructuring, we expect to have sufficient cash available at the beginning of 2003 to fund our planned business operations and debt service requirements for an additional three years. Specifically, we anticipate that our monthly cash burn (before a one-time restructuring charge and interest expense on our $180.0 million 6% convertible notes due in 2007) will be reduced to an average of less than $3.5 million through the end of 2005, compared to an average of $6.0 million per month over the first six months of 2002. We expect to record a one-time charge in the third quarter of 2002 of approximately $4.0 million related to this restructuring, which includes employee-related costs, exit costs associated with the automobile fleet and write-off of certain equipment.

     In order to improve our capital structure and reduce annual interest expense, our board of directors has approved a convertible note repurchase program to spend up to $20.0 million to purchase a portion of our $180.0 million in convertible notes. We may, in our discretion, purchase the notes in the open market or in privately negotiated transactions from time to time as market conditions warrant. There can be no assurance that we will be able to purchase any of these notes at prices favorable to us, or at all.

     Our ability to achieve profitability is dependent on developing and obtaining regulatory approvals for our product candidates, successfully commercializing such product candidates (which may include entering into collaborative agreements for product development and commercialization), and securing contract manufacturing services and distribution and logistics services. We will need to raise substantial additional funds to continue our business activities and fund our debt service obligations beyond 2005.

     In March and May 2002, we and certain of our directors were named as defendants in purported class actions filed in the U.S. District Court for the Eastern District of Pennsylvania. In July 2002, these actions were consolidated into a single complaint. The plaintiffs in these actions have alleged that certain statements by us about Picovir(TM) were misleading. A judgment against us could materially exceed the coverage which may be available under our directors' and officers' liability insurance. We are vigorously defending ourselves against these lawsuits and believe we have meritorious defenses against the claims.

     While it is not feasible to predict the outcome of this action at this time, the ultimate resolution of this matter could have a material adverse effect on our financial position and the resolution of this matter during a specific period could have a material adverse effect on the quarterly or annual operating results for that period. To date no liability related to this matter has been reflected in our consolidated balance sheet.

Liquidity and Capital Resources

     We commenced operations in December 1994. We are a development stage company and, other than detailing fees earned in the first and second quarters of 2002 for promoting products owned by Aventis, we have not generated revenues from product sales. The cash flows used in operations historically have been applied to research and development activities and the supporting marketing and general and administrative expenses. We expect that the most significant sources of our near-term operating expenses will be discovery and development activities with our hepatitis C and RSV disease programs and business development activities seeking new opportunities to expand our pipeline. Also, we expect to take a one-time charge in the third quarter of 2002 of approximately $4.0 million related to our restructuring.

     Through June 30, 2002, we have used approximately $179.5 million of cash in operating activities. We invest our cash in short-term investments. Through June 30, 2002, we have used approximately $206.2 million in investing activities, including $190.6 million in short-term investments and $15.6 million in equipment purchases and new construction. Through June 30, 2002, we have financed our operations primarily through private and public offerings of common stock, a convertible subordinated notes offering, private placements of redeemable preferred stock, two bank loans and equipment lease lines totaling approximately $399.7 million. At June 30, 2002, we had cash and cash equivalents and short-term investments aggregating approximately $200.9 million.

     We lease our corporate and research and development facilities under an operating lease expiring in 2008. We also have the right, under certain circumstances, to purchase the facility. We recently completed our final expansion of this facility. Rent and operating expense will increase approximately $0.5 million per year, commencing in August 2002. In September 2001, we entered into a lease for approximately 30,000 square feet of additional office space, which will result in an annual increase in rent expense of approximately $0.6 million starting in mid-to late 2002. The term of the lease is fifteen years. We do not expect to incur any significant additional expenditures related to these two items. We are actively seeking to sublease the additional office space that we leased in September 2001.

     We have financed substantially all of our equipment, other than automobiles for our sales force, under two bank loans. The first bank loan, which we entered into in February 1997, is for $0.6 million, is payable in equal monthly installments over 72 months and has a 9.06% interest rate. The second bank loan, which we entered into in December 1998, is for $0.5 million, is payable in equal monthly installments over 60 months and has a 7.25% interest rate. As June 30, 2002, aggregate outstanding borrowings under these bank loans were approximately $0.2 million.

     In November 2001, we entered into an automobile fleet leasing arrangement for our sales force. The initial term of the lease for each individual leased vehicle is for a twelve month period and is renewable on a per vehicle basis for successive twelve month periods with no stated expiration dates. The lease is secured with a two-year $1 million letter of credit which is further collateralized with a $1 million investment at the lending institution that issued the letter of credit. The investment is restricted over the term of the letter of credit. We will be terminating this automobile fleet leasing arrangement in September 2002. Our estimated $4.0 million restructuring charge that we expect to record in the third quarter of 2002 includes an amount for the early termination of this arrangement.

     We amended and restated our agreement with Sanofi-Synthelabo in February 2001. Under this agreement, we are required to make royalty payments on any sales in the United States and Canada of products developed under the agreement, which royalty payments will be reduced upon the expiration of the last patent on Picovir(TM) or any related drug.

     In February 2002, we entered into a commercial supply agreement with Patheon, Inc. for final Picovir(TM) drug product. In May 2001, we entered into a commercial manufacturing agreement with Produits Chimiques Auxilliares et de Synthese (PCAS) to manufacture commercial and validation supplies of bulk Picovir(TM) drug substance. We also entered into an agreement with an alternative supplier to manufacture pilot and validation batches of bulk Picovir(TM). These agreements will commit these suppliers to manufacture and supply Picovir(TM) to us at prices based on the quantity of product we require from them. In the second quarter of 2002, we incurred approximately $2.3 million of cost under these agreements. We are in dispute with two manufacturers of Picovir(TM) bulk drug substance concerning amounts due to them. We may pay up to $3.9 million in total under these arrangements.

     In August 2002, we and Aventis mutually agreed to end our collaboration to co-develop and co-promote Picovir. Under the agreement, Aventis returned Picovir to us, and both parties received mutual releases of all obligations without incurring termination fees. Aventis will compensate us for Aventis' current share of development and commercial expenses and our detailing fees through August, and we returned to Aventis advance milestone payments of $20.0 million. Aventis also purchased 3 million shares of ViroPharma's common stock for $4.59 million.

     In a separate transaction, Aventis will acquire our sales force for a payment to ViroPharma of approximately $15.41 million. The sales force currently promotes products from the Aventis respiratory portfolio - Nasacort(R) AQ and the Allegra(R) family, and will continue to do so through August 31, 2002.

     We expect to record income of approximately $19.4 million in the third quarter in connection with the termination of the Picovir collaboration and sale of our sale force to Aventis. The income is related to the $15.41 million referred to above and the acceleration of the recognition of the remaining deferred revenue related to the up front payment of $5.0 million received in September 2001.

     As a result of our restructuring, particularly the termination of our copromotion and codevelopment agreement with Aventis and our decision not to fund any additional significant clinical development of Picovir for the treatment of the common cold without a new partner, we expect our expenses and operating losses in the near term to be lower than we have experienced during the past twelve month period. Our expected decreases in expenses and operating losses under this scenario would be due to lower development, marketing, sales and general and administrative expenses. As a result of our restructuring, we expect to have sufficient cash available at the beginning of 2003 to fund our planned business operations and debt service requirements for an additional three years. Specifically, we anticipate that our monthly cash burn (before a one-time restructuring charge and interest expense on our convertible notes) will be reduced to an average of less than $3.5 million through the end of 2005, compared to an average of $6.0 million per month over the first six months of 2002.

     We expect that the most significant sources of our near-term operating expenses will be discovery and development activities with our hepatitis C and RSV disease programs and business development activities seeking new opportunities to expand our pipeline. Also, we expect to take a one-time charge in the third quarter of 2002 of approximately $4.0 million related to our restructuring.

     Our ability to achieve profitability is dependent on developing and obtaining regulatory approvals for our product candidates, successfully commercializing such product candidates (which may include entering into collaborative agreements for product development and commercialization), and securing contract manufacturing services and distribution and logistics services. We will need to raise substantial additional funds to continue our business activities and fund our debt service obligations beyond 2005.

     In June 2002, we announced that we and Wyeth extended the screening phase of our HCV drug discovery, development and commercialization agreement for up to an additional two years. We will continue to fund the development of additional compounds under our collaboration agreement with Wyeth. Wyeth pays a substantial portion of the collaboration's HCV research and development expenses. We expect to advance our next lead compound into phase 1 safety studies by the end of 2002. We also are advancing several additional compounds in earlier stages of development. There can be no assurance, however, that these clinical trials can be initiated during the timeframes that we expect, or at all.

     We expect that we will need to raise additional funds to continue our business activities and fund our debt service obligations beyond 2005. We have convertible notes payable in the amount of $180.0 million. These notes bear interest at 6% per annum and become due in March 2007. In order to improve the company's capital structure and reduce annual interest expense, our board of directors approved a convertible note repurchase program to spend up to $20.0 million to purchase a portion of our $180.0 million convertible notes. We may, in our discretion, purchase the notes in the open market or in privately negotiated transactions from time to time as market conditions warrant. There can be no assurance that we will be able to purchase any of these notes at prices favorable to us, or at all.

     We believe that our restructuring will provide us with sufficient cash to fund our planned business operations and debt service obligations through 2005. However, we will need additional financing for the development and required testing of our hepatitis C and RSV disease compounds and for any other product candidates. To obtain this financing, we intend to access the public or private equity or debt markets or enter into additional arrangements with corporate collaborators to whom we may issue shares of our stock. We have an effective Form S-3 universal shelf registration statement filed with the Securities and Exchange Commission for the potential additional issuance of up to approximately $207.0 million of our securities. The registration statement provides us with the flexibility to determine the type of security we choose to sell, including common stock, preferred stock, warrants and debt securities, as well as the ability to time such sales when market conditions are favorable.

     If we raise additional capital by issuing equity securities, the terms and prices for these financings may be much more favorable to the new investors than the terms obtained by our existing stockholders. These financings also may dilute the ownership of existing stockholders.

     Additional financing, however, may not be available on acceptable terms from any source as a result of, among other factors, our failure to achieve regulatory approval of Picovir(TM), our inability to generate revenue through our existing collaborative agreements, the existence of pending litigation involving the allegations of securities fraud, and our inability to file, prosecute, defend and enforce any patent claim and or other intellectual property rights. If sufficient additional financing is not available, we may need to delay, reduce or eliminate current research and development programs, or reduce or eliminate other aspects of our business.

     Additionally, Wyeth is required to purchase our common stock at the time of completion of certain product development and regulatory approval events pursuant to the terms of our collaboration agreement. However, in the event we are not able to successfully achieve the product development or regulatory approval events, the additional financing provided by this agreement would not be available to us.

Results of Operations

Quarters ended June 30, 2002 and 2001

     Revenues were approximately $7.3 million for the quarter ended June 30, 2002, compared to approximately $0.3 million during the same period in 2001. During the quarter ended June 30, 2002, we earned detailing fees of approximately $6.8 million for promoting Nasacort(R) AQ and Allegra(R), two products owned by Aventis. During the quarter ended June 30, 2002, we also recognized deferred revenue of approximately $0.5 million from advance payments received under our collaborations with Wyeth and Aventis, compared to recognizing deferred revenue of approximately $0.3 million from advance payments received under our collaboration agreement with Wyeth during the same period in 2001. We will not earn detailing fees beyond August 31, 2002, and we will accelerate the recognition of approximately $4.0 million of deferred revenue in the third quarter of 2002 as the result of the termination of our collaboration with Aventis.

     Research and development expenses increased approximately $3.4 million to $10.3 million in the second quarter of 2002 from $6.9 million in the second quarter of 2001. The increase was primarily due to higher manufacturing costs related to Picovir, and increased efforts in discovery. Partially offsetting these increases is a higher amount of costs to be reimbursed to us during the quarter ended June 30, 2002 compared to the quarter ended June 30, 2001 as a result of our collaboration agreement with Aventis and lower employee-related costs. Manufacturing costs were approximately $2.1 million higher in the quarter ended June 30, 2002 when compared to the same three month period in 2001 due to the acquisition of drug substance of Picovir. The increased efforts in discovery research resulted in increased spending of approximately $0.8 million for the second quarter of 2002 when compared to the same period in 2001. Employee-related costs were approximately $0.3 million lower in the quarter ended June 30, 2002 compared to the quarter ended June 30, 2001. The amount of research and development expenses to be reimbursed by our collaboration partners increased to approximately $0.9 million during the three month period ended June 30, 2002 primarily as a result of our September 2001 agreement with Aventis. Expenses in our three development programs increased approximately $1.7 million on a quarter over quarter basis. During the second quarter of 2002, we were conducting additional studies in adults for the prevention of the common cold and for the treatment of this disease in the pediatric population and began studies of drug interaction effects of pleconaril on oral contraceptives. We were also conducting one phase I study for the treatment of respiratory syncytial virus (RSV) disease. In comparison, during the second quarter of 2001 our primary effort was on preparing for the submission of the New Drug Application (NDA) for pleconaril. In addition, we were conducting patient studies with VP50406 for the treatment of hepatitis C and safety studies with VP14637 for the treatment of RSV disease. We do not expect to fund any additional significant clinical development of Picovir for the treatment of the common cold without a new partner. We expect that without significant clinical development of Picovir, our research and development expenses will be lower for the remaining six months of 2002 compared to the same period in 2001.

     Sales and marketing expenses for the second quarter of 2002 were approximately $9.5 million, which is net of Aventis cost sharing of approximately $1.1 million, compared to approximately $2.6 million for the same period of 2001. This increase reflects our 45% portion of the investments in pre-launch activities for Picovir(TM), including medical education, brand development and market research, and the costs of our sales organization. We expect these costs to be substantially reduced due to the termination of the agreement with Aventis. During the second quarter of 2002, we earned approximately $6.8 million of detailing fees for promoting the two Aventis products. We will not earn detailing fees beyond August 31, 2002. Our sales and marketing expenditures during the second quarter of 2002 were approximately $2.7 million, net of detailing fee revenue of $6.8 million.

     General and administrative expenses for the second quarter of 2002 of approximately $2.8 million increased slightly when compared to the $2.6 million from the same period in 2001. The increase of approximately $0.2 million is primarily due to higher facility costs and legal costs associated with the Company's ongoing litigation.

     Interest expense for the quarter ended June 30, 2002 was essentially flat when compared to the same period in the prior year due to relatively consistent levels of debt in both periods. Interest income fell approximately $1.7 million during the second quarter of 2002 when compared to the same quarter in 2001 primarily due to lower effective yields on investments due to the relatively lower interest rate environment during the current quarter versus the same quarter in the prior year.

     The net loss allocable to common shareholders increased to approximately $16.8 million for the quarter ended June 30, 2002 from approximately $11.8 million for the quarter ended June 30, 2001.

Six months ended June 30, 2002 and 2001

     Revenues were approximately $13.8 million for the six months ended June 30, 2002, compared to approximately $2.5 million during the same period in 2001. During the six months ended June 30, 2002, we earned detailing fees of approximately $12.7 million for promoting Nasacort(R) AQ and Allegra(R), two products owned by Aventis. During the six months ended June 30, 2002, we also recognized deferred revenue of approximately $1.1 million from advance payments received under our collaborations with Wyeth and Aventis, compared to recognizing deferred revenue of approximately $0.5 million from advance payments received under our collaboration agreement with Wyeth during the same period in 2001. In the six month period ended June 30, 2002, we did not earn any milestone revenue compared to $2.0 million in milestone revenues earned during the same period ending June 30, 2001. We will not earn detailing fees beyond August 31, 2002.

     Research and development expenses increased to $23.8 million for the six month period ended June 30, 2002 from $18.7 million for the six month period ended June 30, 2001. The increase was primarily due to higher manufacturing costs for Picovir, increased efforts in discovery, and higher employee related costs. Partially offsetting these increases is a higher amount of costs to be reimbursed to us during the six months ended June 30, 2002 compared to the same period for 2001 as a result of our collaboration agreement with Aventis. Manufacturing costs were approximately $3.4 million higher in the six month period ended June 30, 2002 when compared to the same period in 2001 due to the acquisition of drug substance of Picovir and the initiation of manufacturing process validation. Employee-related costs were approximately $1.5 million higher in the six month period ended June 30, 2002 compared to the same period in 2001. The increased efforts in discovery research resulted in increased spending of approximately $1.7 million for the six month period ended June 30, 2002 when compared to the same period in 2001. The amount of research and development expenses to be reimbursed by our collaboration partners increased from approximately $1.3 million during the six month period ended June 30, 2001 to approximately $4.3 million during the six month period ended June 30, 2002 primarily as a result of our September 2001 agreement with Aventis. Expenses in our three development programs increased approximately $1.5 million from the six months ended June 30, 2001. During the six months ended June 30, 2002, in addition to the preparation for the Advisory Committee meeting, we were conducting additional studies in adults for the prevention of the common cold and for the treatment of this disease in the pediatric population and began studies of drug interaction effects of pleconaril on oral contraceptives. We were also conducting one phase I study for the treatment of respiratory syncytial virus (RSV) disease. In comparison, during the six months ended June 30, 2001 we completed two large phase III clinical trials with Picovir(TM) for the treatment of the common cold in adults and were preparing the NDA for Picovir(TM). In addition, we were conducting patient studies with VP50406 for the treatment of hepatitis C and safety studies with VP14637 for the treatment of RSV disease. We do not expect to fund any additional significant clinical development of Picovir for the treatment of the common cold without a new partner. We expect that without significant clinical development of Picovir, our research and development expenses will be lower for the remaining six months of 2002 compared to the same period in 2001.

     Sales and marketing expenses for the six months ended June 30, 2002 were approximately $20.7 million, which is net of Aventis cost sharing of approximately $1.4 million, compared to approximately $3.9 million for the same period of 2001. This increase reflects our 45% portion of the investments in pre-launch activities for Picovir(TM), including medical education, brand development and market research and the costs of our sales organization. We expect these costs to be substantially reduced due to the termination of the Aventis agreement. During the six months ended June 30, 2002, we earned approximately $12.7 million of detailing fees for promoting the two Aventis products. We will not earn detailing fees beyond August 31, 2002. Our sales and marketing expenditures during the first six months of 2002 were approximately $8.0 million, net of detailing fee revenue of $12.7 million.

     General and administrative expenses increased to $5.2 million in the six months ended June 30, 2002 from $4.9 million for the same period of 2001. The increase of approximately $0.3 million is primarily due to higher facility costs and legal costs associated with the Company's ongoing litigation.

     Included in operating expenses in the six month period ended June 30, 2001 is a non-cash charge of $16.5 million resulting from the issuance of 750,000 shares of common stock to Sanofi-Synthelabo in exchange for the expansion of our intellectual property rights related to Picovir(TM), as these additional intellectual property rights licensed from Sanofi-Synthelabo have not reached technological feasibility and have no alternative uses.

     Interest expense for the six months ended June 30, 2002 was essentially flat when compared to the same period in the prior year due to relatively consistent levels of debt in both periods. Interest income fell approximately $3.0 million during the first six months of 2002 when compared to the same period in 2001 primarily due to lower effective yields on investments due to the relatively lower interest rate environment during the current six-month period versus the same six month period in the prior year.

     The net loss allocable to common shareholders decreased to approximately $38.2 million for the six-month period ended June 30, 2002 from approximately $41.1 million for the six-month period ended June 30, 2001.

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk

     Our holdings of financial instruments are comprised of a mix of U.S. corporate debt, government securities and commercial paper. All such instruments are classified as securities available for sale. Our debt security portfolio represents funds held temporarily pending use in our business and operations. We manage these funds accordingly. We seek reasonable assuredness of the safety of principal and market liquidity by investing in rated fixed income securities while at the same time seeking to achieve a favorable rate of return. Our market risk exposure consists principally of exposure to changes in interest rates. Our holdings are also exposed to the risks of changes in the credit quality of issuers. We typically invest in the shorter-end of the maturity spectrum. The principal amount and the annualized weighted average nominal interest rate of our investment portfolio at June 30, 2002 was $186,926,290 and approximately 6.3%, respectively.

     We have $180.0 million of convertible subordinated notes due 2007. The notes are convertible into shares of our common stock at a price of $109.15 per share, subject to certain adjustments. The notes bear interest at a rate of 6% per annum, payable semi-annually in arrears, and can be redeemed by us, at certain premiums over the principal amount, at any time on or after March 6, 2003. At June 30, 2002, the aggregate market price of our convertible subordinated notes was estimated to be approximately approximately $61.2 million based on trading prices on that date. The value of our convertible subordinated notes is dependant upon, among other factors, the fair value of our common stock and prevailing market interest rates.

PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings

     In March and May 2002, we and certain of our directors were named as defendants in purported class actions filed in the U.S. District Court for the Eastern District of Pennsylvania. In July 2002, these actions were consolidated into a single compliant. The plaintiffs in these actions have alleged that certain statements by us about Picovir(TM) were misleading. A judgment against us could materially exceed the coverage which may be available under our directors' and officers' liability insurance. We are vigorously defending ourself against these lawsuits and believe we have meritorious defenses against the claims.

     We are from time to time a party to litigation in the ordinary course of our business. We are currently involved in a matter alleging breach of commercial contract. However, we are vigorously defending ourselves against this action and do not believe the matter, even if adversely adjudicated or settled, would have a material adverse effect on our financial condition or results of operations.

ITEM 4.  Submission of Matters to a Vote of Security Holders.

     On May 10, 2002 the Company held its annual stockholders meeting. In connection with the stockholders meeting, the Company solicited proxies (1) for the election of Dr. Frank Baldino and Mr. Claude Nash as class III directors of the Company, and (2) to approve an amendment to the Company's Stock Option and Restricted Share Plan to increase the number of shares of common stock available for issuance under that plan by 750,000 shares. The record date for determining the stockholders entitled to receive notice of, and vote at, the meeting was March 25, 2002. The Company had 22,751,575 shares of its common stock outstanding on the record date for the meeting, of which, a total of 19,180,806 shares were represented at the stockholders meeting by proxy. Such shares were voted at the stockholders meeting as follows:

                                 Number of Votes

                                   FOR         AGAINST     WITHHELD     ABSTAIN

Election to the Board:

         Dr. Frank Baldino     18,871,690                   309,116
         Mr. Claude Nash       18,884,820                   295,986

Approval of Amendment to       18,382,646       699,016                  99,144
Stock Option and Restricted
Share Plan

     Paul A. Brooke, Robert J. Glaser, David J. Williams, Michel de Rosen and Howard Pien constitute Class I and II directors whose terms continued after the annual meeting.

ITEM 6.  Exhibits and Reports on Form 8-K

         (a)   List of Exhibits:

               10.35 Letter Agreement dated May 29, 2002 between ViroPharma Incorporated and Wyeth, acting through its Wyeth Pharmaceuticals Division.

               99.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         (b)   Reports on Form 8-K:

We filed the following Current Reports on Form 8-K during the quarter ended June 30, 2002:

                       (i) We filed a Current Report on Form 8-K dated June 19, 2002 to report, pursuant to Item 5, that ViroPharma Incorporated and Wyeth extended the screening phase of its hepatitis C drug discovery, development and commercialization agreement with Wyeth hepatitis C collaboration.

                       (ii) We filed a Current Report on Form 8-K dated June 5, 2002 to report, pursuant to Item 5, a set of "Frequently Asked Questions" describing information that experience has demonstrated to be often requested by analysts and investors, and the answers to these questions.

                       (iii) We filed a Current Report on Form 8-K dated June 4,
                             2002 to report, pursuant to Item 5, that ViroPharma Incorporated received a "not approvable" letter from the U.S. Food and Drug Administration in response to the new drug application (NDA) for Picovir(TM) for the treatment of the common cold in adults.

                       (iv) We filed a Current Report on Form 8-K dated May 10, 2002 to report, pursuant to Item 5, that the U.S. Food and Drug Administration informed ViroPharma Incorporated that it intended to issue a "not approvable" letter in response to ViroPharma's new drug application (NDA) for Picovir(TM) for the treatment of the common cold in adults.

                       (v) We filed a Current Report on Form 8-K dated May 1, 2002 to report, pursuant to Item 5, our financial results for the first quarter ended March 31, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               VIROPHARMA INCORPORATED

Date: August 12, 2002          By:      /s/  Michel de Rosen
                                   ------------------------------------------
                                   Michel de Rosen
                                   President and Chief Executive Officer
                                   (Principal Executive Officer)


                               By:      /s/  Vincent J. Milano
                                   ------------------------------------------
                                   Vincent J. Milano
                                   Vice President, Chief Financial Officer and
                                   Treasurer
                                   (Principal Financial and Accounting Officer)

                                  Exhibit Index

Exhibit      Description

 10.35 Letter Agreement dated May 29, 2002 between ViroPharma Incorporated and Wyeth, acting through its Wyeth Pharmaceuticals Division.

 99.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.