Form 10-Q
period 2002-09-30
VIROPHARMA INC
filed 2002-11-14
CIK 946840

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2002

                                       or

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

Number of shares outstanding of the issuer's Common Stock, par value $.002 per share, as of November 11, 2002: 25,913,350 shares.

                             VIROPHARMA INCORPORATED

                                      INDEX

PART I.    FINANCIAL INFORMATION

                                                                                            Page
                                                                                            ----
     Item 1.  Financial Statements:

       Consolidated Balance Sheets at December 31, 2001 and September 30, 2002                3

       Consolidated Statements of Operations for the three months ended                       4
         September 30, 2001 and 2002, the nine months ended September 30, 2001 and 2002 and the period from December 5, 1994 (Inception) to
         September 30, 2002

       Consolidated Statements of Cash Flows for the nine months ended                        5
         September 30, 2001 and 2002 and the period from December 5, 1994
         (Inception) to September 30, 2002

       Notes to Consolidated Financial Statements                                             7

     Important Information About Forward-Looking Statements                                  11

     Item 2.  Management's Discussion and Analysis of Financial Condition and                12
              Results of Operations

     Item 3.  Quantitative and Qualitative Disclosures About Market Risk                     17

     Item 4.  Controls and Procedures                                                        17


PART II.   OTHER INFORMATION

     Item 1.  Legal Proceedings                                                              17

     Item 6.  Exhibits and Reports on Form 8-K                                               18

     Signatures                                                                              19

     Certifications                                                                          19

PART I.     FINANCIAL INFORMATION
ITEM 1.     FINANCIAL STATEMENTS

                             ViroPharma Incorporated
                          (A Development Stage Company)
                           Consolidated Balance Sheets
                                   (unaudited)
                    December 31, 2001 and September 30, 2002

                                                                                                December 31,         September 30,
                                                                                                   2001                 2002
                                                                                             ----------------     ----------------
Assets
Current assets:
       Cash and cash equivalents .....................................................          $   9,826,879        $  24,684,646
       Short-term investments ........................................................            230,213,314          151,415,697
       Notes receivable from officers--current .......................................                 89,662               88,743
       Due from partners .............................................................              7,356,084            2,429,072
       Other current assets ..........................................................              4,299,552            3,011,478
                                                                                                -------------        -------------
             Total current assets ....................................................            251,785,491          181,629,636
Equipment and leasehold improvements, net ............................................              8,326,530            8,992,871
Restricted investments ...............................................................              1,550,000            1,553,169
Notes receivable from officers--noncurrent ...........................................                244,187              140,510
Debt issue costs, net ................................................................              4,228,696            3,132,001
Other assets .........................................................................                 45,899              143,016
                                                                                                -------------        -------------
             Total assets ............................................................          $ 266,180,803        $ 195,591,203
                                                                                                =============        =============

Liabilities and Stockholders' Equity
Current liabilities:
       Loans payable--current ........................................................          $     200,000        $     141,667
       Accounts payable ..............................................................              2,657,597              674,827
       Accrued expenses and other current liabilities ................................             26,153,108           13,668,462
       Deferred revenue--current .....................................................              2,153,846              516,667
                                                                                                -------------        -------------
             Total current liabilities ...............................................             31,164,551           15,001,623
Loans payable--noncurrent ............................................................                125,000               33,334
Convertible subordinated notes .......................................................            180,000,000          156,300,000
Deferred revenue--noncurrent .........................................................              5,461,538            1,894,444
Other liabilities ....................................................................             10,000,000                    -
                                                                                                -------------        -------------
                                                                                                  226,751,089          173,229,401
             Total liabilities .......................................................          -------------        -------------

Commitments and Contingencies:

Stockholders' equity:
       Preferred stock, par value $.001 per share. 5,000,000 shares authorized;
         Series A convertible participating preferred stock; no shares issued and
         outstanding .................................................................                      -                    -
      Series A junior participating preferred stock; 200,000 shares designated;
         no shares issued and outstanding ............................................                      -                    -
       Common stock, par value $.002 per share. Authorized 100,000,000 shares;
         issued and outstanding 22,740,814 at December 31, 2001 and 25,751,726
         at September 30, 2002 .......................................................                 45,482               51,504
       Additional paid-in capital ....................................................            244,034,513          248,556,497
       Deferred compensation .........................................................               (942,893)            (529,765)
       Accumulated other comprehensive income.........................................             (1,011,566)          (2,225,694)
       Deficit accumulated during the development stage ..............................           (202,695,822)        (223,490,740)
                                                                                                -------------        -------------
             Total stockholders' equity ..............................................             39,429,714           22,361,802
                                                                                                -------------        -------------
             Total liabilities and stockholders' equity ..............................          $ 266,180,803        $ 195,591,203
                                                                                                =============        =============


See accompanying notes to consolidated financial statements.

                             ViroPharma Incorporated
                          (A Development Stage Company)
                      Consolidated Statements of Operations
                                   (unaudited)
 Three months ended September 30, 2001 and 2002, nine months ended September 30, 2001 and 2002 and the period from December 5, 1994 (Inception) to September 30,
                                      2002

                                                                                                                      Period from
                                                                                                                    December 5, 1994
                                                         Three months ended               Nine months ended          (Inception) to
                                                            September 30,                    September 30,            September 30,
                                                        2001              2002           2001             2002            2002
                                                    -------------    -------------  -------------    -------------    -------------
Revenues:
  License fee and milestone revenue                 $     346,154    $   4,127,350  $   2,846,154    $   5,204,273    $  14,588,888
  Grant revenue                                                 -                -              -                -          526,894
  Other revenue                                                 -           92,825              -           92,825           92,825
                                                    -------------    -------------  -------------    -------------    -------------
     Total revenues                                       346,154        4,220,175      2,846,154        5,297,098       15,208,607
                                                    -------------    -------------  -------------    -------------    -------------

Continuing operating expenses incurred
  in the development stage:
    Research and development                           12,340,218        9,649,374     31,241,683       33,497,893      184,866,077
    Acquisition of technology rights                            -                -     16,500,000                -       16,500,000
    Marketing                                           4,207,810          703,835      8,084,927        6,754,809       23,324,576
    General and administrative                          4,481,589        2,276,903      9,255,697        7,500,782       38,932,944
                                                    -------------    -------------  -------------    -------------    -------------
     Total operating expenses                          21,029,617       12,630,112     65,082,307       47,753,484      263,623,597
                                                    -------------    -------------  -------------    -------------    -------------
     Loss from continuing operations                  (20,683,463)      (8,409,937)   (62,236,153)     (42,456,386)    (248,414,990)
                                                    -------------    -------------  -------------    -------------    -------------
Gain on repurchase of debt                                      -       15,203,939              -       15,203,939       15,203,939
Interest income                                         2,744,007        1,178,876      9,289,205        4,741,113       34,430,852
Interest expense                                        2,912,911        2,844,698      8,706,653        8,664,972       30,615,685
                                                    -------------    -------------  -------------    -------------    -------------
     Income (loss) from continuing
      operations                                      (20,852,367)       5,128,180    (61,653,601)     (31,176,306)    (229,395,884)
                                                    -------------    -------------  -------------    -------------    -------------

Discontinued operations:
  Income from discontinued sales force operations
  (including gain on disposal of $15,410,000)                  -       12,314,570              -       10,381,388        5,905,144
                                                    -------------    -------------  -------------    -------------    -------------
     Net income (loss)                               (20,852,367)      17,442,750    (61,653,601)     (20,794,918)    (223,490,740)
                                                    -------------    -------------  -------------    -------------    -------------
Preferred stock dividends                                       -                -        345,242                -                -
                                                    -------------    -------------  -------------    -------------    -------------
Net income (loss) allocable to common
  stockholders                                      $ (20,852,367)   $  17,442,750  $ (61,998,843)   $ (20,794,918)   $(223,490,740)
                                                    =============    =============  =============    =============    =============

Basic and diluted net income (loss) per share
from continuing operations allocable to common
stockholders                                        $       (1.12)   $        0.21  $       (3.58)   $       (1.33)
                                                    =============    =============  =============    =============
Basic and diluted income per share
from discontinued operations                        $           -    $        0.50  $           -    $        0.44
                                                    =============    =============  =============    =============
Basic and diluted net income (loss) per share
allocable  to common stockholders                   $       (1.12)   $        0.71  $       (3.58)   $       (0.89)
                                                    =============    =============  =============    =============

Shares used in computing basic net income
(loss) per share allocable to common
stockholders                                           18,611,706       24,663,206     17,310,762       23,354,238
                                                    =============    =============  =============    =============

Shares used in computing diluted net income
(loss) per share allocable to common
stockholders                                           18,611,706       24,733,944     17,310,762       23,354,238
                                                    =============    =============  =============    =============

See accompanying notes to consolidated financial statements.

                             ViroPharma Incorporated
                          (A Development Stage Company)
                      Consolidated Statements of Cash Flows
                                   (unaudited)
              Nine months ended September 30, 2001 and 2002 and the
         period from December 5, 1994 (Inception) to September 30, 2002

                                                                                                                  Period from
                                                                                                               December 5, 1994
                                                                                    Nine months ended           (Inception) to
                                                                                      September 30,              September 30,
                                                                                 2001               2002             2002
                                                                            -------------      -------------     -------------
Cash flows from operating activities:
     Net loss                                                               $ (61,653,601)     $ (20,794,918)    $(223,490,740)
     Adjustments to reconcile net loss to net cash
     used in operating activities:
             Non-cash gain on sale of sales force                                       -        (15,410,000)      (15,410,000)
             Non-cash gain on repurchase of convertible subordinated notes              -        (15,203,939)      (15,203,939)
             Non-cash write-off of fixed assets                                         -          1,517,172         1,517,172
             Non-cash acquisition of technology rights                         16,500,000                  -        16,500,000
             Non-cash compensation expense                                        247,747            438,928         1,692,393
             Non-cash warrant value                                                     -                  -           153,751
             Non-cash consulting expense                                                -                  -            46,975
             Non-cash interest expense                                            613,843            611,759         2,108,480
             Non-cash forfeitures of restricted stock                                   -           (126,510)         (126,510)
             Depreciation and amortization expense                                987,285          1,519,572         5,220,016
             Changes in assets and liabilities:
                Other current assets                                              460,072          1,288,074        (3,011,478)
                Notes receivable from officers                                     20,854            104,596          (229,253)
                Due from partners                                                 657,853          4,927,012        (2,429,072)
                Other assets                                                            -           (100,286)         (146,185)
                Accounts payable                                                  632,118         (1,982,770)          674,827
                Deferred revenue                                                4,153,846         (5,204,273)        2,411,111
                Accrued expenses and other current liabilities                   (358,950)        (2,484,646)       13,668,462
                Other liabilities                                              20,000,000                  -        20,000,000
                                                                            -------------      -------------     -------------
             Net cash used in operating activities                            (17,738,933)       (50,900,229)     (196,053,990)

Cash flows from investing activities:
     Purchase of equipment and leasehold improvements                          (2,190,544)        (3,874,129)      (15,901,103)
     Proceeds from sale of equipment                                                    -            171,044           171,044
     Purchase of short-term investments                                      (129,861,766)      (130,735,065)     (976,460,339)
     Sales of short-term investments                                                    -                  -         9,680,414
     Maturities of short-term investments                                     177,843,447        208,318,554       811,588,533
                                                                            -------------      -------------     -------------
                Net cash provided by (used in) investing activities            45,791,137         73,880,404      (170,921,451)

Cash flows from financing activities:
     Net proceeds from issuance of preferred stock                                      -                  -        27,242,143
     Net proceeds from issuance of common stock                                 1,076,641             38,716       198,589,653
     Preferred stock cash dividends                                              (345,242)                 -        (1,254,294)
     Proceeds from loans payable and milestone advance                                  -                  -         2,100,000
     Payment of loans payable                                                    (150,000)          (149,999)       (1,924,999)
     Payment on repurchase of convertible subordinated notes                            -         (8,011,125)       (8,011,125)
     Proceeds received on notes receivable                                              -                  -             1,625
     Gross proceeds from notes payable                                                  -                  -       180,692,500
     Issuance costs on notes payable                                                    -                  -        (5,725,416)
     Payment of notes payable                                                           -                  -           (50,000)
                                                                            -------------      -------------     -------------
                Net cash provided by (used in) financing activities               581,399         (8,122,408)      391,660,087

Net increase in cash and cash equivalents                                      28,633,603         14,857,767        24,684,646
Cash and cash equivalents at beginning of period                                  960,355          9,826,879                 -

Cash and cash equivalents at end of period                                  $  29,593,958      $  24,684,646     $  24,684,646

Supplemental disclosure of non-cash transactions:
Conversion of Note Payable to Series A and Series B Preferred Stock                           -                 -           642,500
Conversion of mandatorily redeemable convertible preferred stock to
common shares                                                                                 -                 -        16,264,199
Notes issued for 828,750 common shares                                                        -                 -             1,625
Deferred compensation                                                                   216,875            25,800         2,222,158
Accretion of redemption value attributable to mandatorily
redeemable convertible preferred stock                                                        -                 -         1,616,445
Conversion of milestone advance to loan payable                                               -                 -         1,000,000
Unrealized gains (losses) on available for sale securities                             (417,659)       (1,214,128)       (2,225,694)

Issuance of common stock to Aventis Pharmaceuticals Inc.                                      -         4,590,000         4,590,000
Settlement of milestone advances to Aventis Pharmaceuticals Inc.                              -       (20,000,000)      (20,000,000)

Supplemental disclosure of cash flow information:
Cash paid for interest                                                               10,827,810        10,812,200        22,231,343

See accompanying notes to consolidated financial statements.

                             ViroPharma Incorporated
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                           September 30, 2001 and 2002
                                   (unaudited)

(1) Organization and Business Activities

    ViroPharma Incorporated (a development stage company) commenced operations on December 5, 1994. ViroPharma Incorporated and its subsidiary (the "Company" or "ViroPharma") is a development stage pharmaceutical company engaged in the discovery and development of new antiviral medicines.

    The Company is devoting substantial effort towards conducting drug discovery and development, raising capital, conducting clinical trials, and pursuing regulatory approval for products under development. Other than detailing fees earned in the first eight months of 2002 for detailing products owned by Aventis, the Company has not generated any significant revenues or product sales and has not achieved profitable operations or positive cash flow from operations. The Company's deficit accumulated during the development stage aggregated $223,490,740 through September 30, 2002. There is no assurance that profitable operations can ever be achieved, and even if achieved, could be sustained on a continuing basis. Effective on August 31, 2002, the Company discontinued its sales force operations related to two products owned by Aventis Pharmaceuticals Inc. ("Aventis") and all related sales administration activities.

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

Basis of Presentation

    The consolidated financial information at September 30, 2002 and for the three and nine months ended September 30, 2001 and 2002, is unaudited but includes all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary to state fairly the financial information set forth therein in accordance with accounting principles generally accepted in the United States of America. The interim results are not necessarily indicative of results to be expected for the full fiscal year. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2001 included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission.

Reclassification

    Certain prior period amounts have been reclassified to conform to the current period presentation.

(2) Comprehensive Income (Loss)

    In the Company's annual consolidated financial statements, comprehensive income (loss) is presented as a separate financial statement. For interim consolidated financial statements, the Company is permitted to disclose the information in the footnotes to the consolidated financial statements. The disclosures are required for comparative purposes. The only comprehensive income (loss) item the Company has is unrealized gains and losses on available for sale securities. The following reconciles net income (loss) to comprehensive income (loss) for the three and nine months ended September 30, 2001 and 2002:

                             ViroPharma Incorporated
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                           September 30, 2001 and 2002
                                   (unaudited)

                                               Quarter ended                Nine-month period ended
                                               September 30,                      September 30,
                                          2001               2002             2001             2002
                                     -------------      -------------    -------------    -------------
Net income (loss)                     ($20,852,367)      $17,442,750      ($61,653,601)    ($20,794,918)

Other comprehensive income (loss):
  Unrealized losses on
   available for sale securities          (285,549)          (99,522)         (417,659)      (1,214,128)
                                     -------------      -------------    -------------    -------------
Comprehensive income (loss)           ($21,137,916)      $17,343,228      ($62,071,260)    ($22,009,046)
                                     =============      =============    =============    =============

(3) Acquisition of Technology Rights

    On February 27, 2001, the Company revised its agreement with Sanofi-Synthelabo for Picovir(R), the Company's anti-picornavirus compound. The original agreement signed in 1995 provided the Company with exclusive rights to develop and commercialize the product in the United States and Canada. Under the revised agreement, the Company expanded its intellectual property position, eliminated obligations for future milestone payments, and reduced royalty rate obligations to Sanofi-Synthelabo on future sales of products, if any, under certain conditions, in exchange for a reduction of royalty rate obligations by Sanofi-Synthelabo to the Company on future sales of products, if any, under certain conditions, outside of the United States and Canada and the issuance of 750,000 shares of the Company's common stock. Included in the statement of operations in the nine-months ended September 30, 2001 is a non-cash charge of $16.5 million resulting from the issuance of 750,000 shares of common stock to Sanofi-Synthelabo in exchange for the expansion of the Company's intellectual property rights related to Picovir(R), as these additional intellectual property rights licensed from Sanofi-Synthelabo have not reached technological feasibility and have no alternative uses.

(4) Conversion of Preferred Stock

    Effective on May 7, 2001, pursuant to the terms of our Series A Convertible Participating Preferred Stock, 2,300,000 shares of preferred stock were converted into 2,346,295 shares of common stock.

(5) Significant Events

     In May 2002, the FDA issued the Company a "not approvable" letter in response to the Company's New Drug Application (NDA). In March 2002, the Antiviral Drugs Advisory Committee of the FDA voted to not recommend Picovir(R) (pleconaril) for approval for the treatment of the common cold in adults. The Advisory Committee requested that additional data not included in the pivotal trials be provided before the drug could be considered for recommendation by the Advisory Committee for approval. In August 2002, the Company and Aventis agreed to terminate their copromotion and codevelopment agreement (See Note 6). The Company does not intend to fund any additional significant development of Picovir(R) for the treatment of the common cold without a new partner.

(6) Restructuring

    In August 2002, the Company adopted a restructuring plan to establish the foundation for its future growth.

    Continuing Operations

     As part of its restructuring plan, the Company announced that it would terminate 33 employees within the development, commercial operations, and administration departments of the Company. In August 2002, the Company accrued $1.2 million in expenses associated with this portion of its restructuring plan, which primarily was comprised of employee severance costs associated with downsizing. This charge was included in the operating expenses of the Company in the quarter ended and nine-month period ended September 30, 2002. As of September 30, 2002, the Company paid $0.2 million of termination benefits associated with the termination of 33 employees. There were no other changes to the accrued liability.

                             ViroPharma Incorporated
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                           September 30, 2001 and 2002
                                   (unaudited)

    Discontinued Operations

     On September 1, 2002, Aventis acquired the Company's sales force, which totaled nearly 200 people, for $15.41 million, which has been recorded as a gain in September 2002. There were no costs related to this transaction.

     During the quarter ended September 30, 2002, the loss from operations of the sales force of the Company totaled $3.1 million. This loss included detailing fees of $4.4 million, and $3.0 million in costs of discontinuing the sales force operations for both the severance of 11 sales administration and sales force employees and the cost of terminating related operational commitments. Also included in the loss for the quarter ended September 30, 2002, was $4.5 million in sales operations costs. Costs associated with the discontinued operations for the same period in 2001 were immaterial. As of September 30, 2002, the Company had paid $0.1 million related to the costs of discontinuing the sales operations, primarily for severance.

     During the nine months ended September 30, 2002, the loss from operations of the sales force of the Company totaled $5.0 million. This loss included detailing fees of $17.2 million, and $3.0 million in costs of discontinuing the sales force operations for both the severance of 11 sales administration and sales force employees and the cost of terminating related operational commitments. Also included in the loss for the nine month period ended September 30, 2002, was $19.2 million in sales operations costs. Costs associated with the discontinued operations for the same period in 2001 were immaterial. As of September 30, 2002, the Company had paid $0.1 million related to the costs of discontinuing the sales operations, primarily for severance.

    Aventis Termination Agreement

     Under the agreement ending their collaboration to co-develop and co-promote Picovir(R), Aventis returned Picovir(R) to the Company, and both parties received mutual releases of all obligations without incurring termination fees. Aventis compensated the Company for Aventis' share of development and commercial expenses through July 2002 and the Company's detailing fees through August 2002, and the Company has returned to Aventis advance milestone payments of $20.0 million. Aventis also purchased 3 million shares of the Company's common stock with a fair value of $4.59 million.

     As a result of the termination of the Aventis agreement, the Company accelerated the recognition of the deferred revenue related to the $5.0 million up-front payment received in September 2001.

     In September 2001, the Company entered into a collaboration to co-develop and co-promote Picovir(R) in the United States with Aventis. As part of the agreement, the Company received an initial payment of $25.0 million from Aventis. $5.0 million of the initial payment received was reflected in Deferred revenue, and has been recognized as revenue on a straight-line basis through June 30, 2002 based on the estimated performance period ending December 31, 2005. At December 31, 2001, $10.0 million of the initial payment was reflected in Accrued expenses and other current liabilities and $10.0 million was reflected in Other liabilities. Since September 2001, the Company and Aventis have shared the cost of preparing for the commercial launch of Picovir(R) and the continued marketing and commercialization efforts: 55 percent by Aventis and 45 percent by ViroPharma. Additionally, the agreement called for Aventis to fund 50 percent of the Company's research and development efforts for the use of Picovir(R) in the treatment of adult and pediatric viral respiratory infection
(VRI). At December 31, 2001, the Company was due approximately $5.2 million (none at September 30, 2002) under these cost sharing provisions. For the nine-months ended September 30, 2002 approximately $4.5 million and $1.4 million were reflected as reductions of Picovir(R) research and development and sales and marketing costs, respectively. ViroPharma had been co-promoting a product from the Allegra(R) family and Nasacort(R) AQ, Aventis prescription products, to primary care physicians in the United States, and received detailing fees from Aventis for such calls. At September 30, 2002, the Company was due approximately $2.4 million for detailing the Aventis products through August 2002, the effective date on which the sale of the Company's sales force was complete.

(7) Bond Repurchases

     During the quarter ended September 30, 2002 the Board of Directors of ViroPharma approved a convertible note repurchase program to spend up to $20.0 million to purchase a portion of the $180.0 million principal amount of its 6% convertible subordinated notes due in 2007. During the quarter ended September 30, 2002, the Company repurchased $23.7 million of principal amount of the convertible notes under this program for approximately $8.0 million and recognized a $15.2 million gain, after the write-off of $0.5 million of related deferred financing costs, that was classified as other income. As a result of these purchases, the Company has reduced its annual interest expense by approximately $1.4 million. The Company may, in its discretion, purchase additional notes in the open market or in privately negotiated transactions from time to time as market conditions warrant.

                             ViroPharma Incorporated
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                           September 30, 2001 and 2002
                                   (unaudited)

(8) Litigation

    In March and May 2002, complaints were filed in the United States District Court for the Eastern District of Pennsylvania against the Company seeking an unspecified amount of damages. In July 2002, the complaints were consolidated into a single action. The consolidated complaint names the Company, as well as certain of its directors and officers, as defendants. The consolidated complaint alleges that the Company and/or such directors and officers violated federal securities laws by misrepresenting and failing to disclose certain information regarding Picovir(R). In August 2002, the Company filed a motion to dismiss the consolidated complaint. Although the Company intends to vigorously defend the action, it is not feasible to predict or determine the outcome or resolution of these proceedings, or to estimate the amounts of, or potential range of, loss with respect to these proceedings. In addition, the timing of the final resolution of these proceedings is uncertain. The range of possible resolutions of these proceedings could include judgments against the Company or its directors and officers or settlements that could require substantial payments by the Company, which could have a material adverse impact on its financial position, results of operations and cash flows. The Company is from time to time a party to litigation in the ordinary course of its business. The Company currently is involved in a matter alleging breach of a commercial contract. The Company is vigorously defending itself against this action and does not believe the matter, even if adversely adjudicated or settled, would have a material adverse effect on its financial condition, results of operations or liquidity.

(9) Stockholders' Meeting Action

    In May 2002, the stockholders of the Company approved an amendment to the Company's Stock Option and Restricted Share Plan (the "plan") to increase the number of shares eligible for grant under the plan by 750,000 shares.

             IMPORTANT INFORMATION ABOUT FORWARD-LOOKING STATEMENTS

     Our disclosure and analysis in this report contains some forward-looking statements. Forward-looking statements give our current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current facts. They use words such as "anticipate", "estimate", "expect", "project", "intend", "plan", "believe" and other words and terms of similar meaning in connection with any discussion of future operating or financial performance. These forward-looking statements include the statements in this report on Form 10-Q about:

     . our anticipated cash balance at the beginning of 2003, and the ability of that cash to fund operations for an additional three years;
     . our expected average monthly cash burn (excluding interest expense on our convertible notes) through the end of 2005;
     . the sufficiency of the reduction in expenses anticipated by our recent restructuring to provide the financial resources required to execute the planned development of our portfolio of antiviral programs;
     . our plan to advance a compound from our HCV program into phase 1 safety studies by the end of 2002;
     . our activities in assessing options relating to our RSV program, including our ability to continue with, and secure a partner for, this program;
     . our plan not to fund additional significant clinical development of Picovir(R) for the treatment of the common cold without a new partner;
     . our plan to pursue new research and development opportunities to expand our pipeline;
     . the exploration of alternatives for the continued development of Picovir(R); and
     .    our purchase of a portion of our convertible subordinated notes.

     Our actual results could differ materially from those results expressed in, or implied by, these forward-looking statements. There can be no assurance that:

     . our actual cash balance at the beginning of 2003 will reflect our anticipated cash balance, or such cash balance will be sufficient to fund operations for an additional three years;
     . our actual average monthly cash burn (excluding interest expense on our convertible notes) through the end of 2005 will reflect our anticipated spending levels during those periods;
     . the reduction in expenses anticipated by our recent restructuring will be sufficient to provide the financial resources required to execute the planned development of our portfolio of antiviral programs;
     . we will be able to achieve the development milestones for our HCV program during the timeframe described in this quarterly report on form 10-Q, or at all;
     . we will be able to continue with, or secure a partner for, our RSV program;
     . we will be able to acquire new research and development opportunities to expand our pipeline;
     . we will be able to identify and pursue alternatives or attract a new partner for the continued development of Picovir(R); or
     . we will be able to purchase portions of our convertible subordinated notes at favorable prices, or at all.

     Our actual expenses over the period described in this quarterly report on Form 10-Q may vary depending on a variety of factors, including: the actual cost of conducting clinical trials; the outcome of clinical trials in our HCV and RSV programs, and our resulting right to receive or obligation to pay milestone payments under collaborations relating to those programs; our ability to continue with, or attract a development and commercialization partner for, our RSV program; the actual face amount of our convertible notes that we are able or willing to acquire, if any; the resulting reduction in interest expense associated with the purchase of such convertible notes, if any; costs associated with litigation; and the cost of exploring and investing in other strategic opportunities. Conducting clinical trials for investigational pharmaceutical products are subject to risks and uncertainties. There can be no assurance that planned clinical trials can be initiated, or that planned or ongoing clinical trials can be successfully concluded or concluded in accordance with our anticipated schedule. In addition, in the future, we may not be able to maintain our listing on the Nasdaq Stock Market.

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

     You should read this report on Form 10-Q in combination with the Management's Discussion and Analysis of Financial Condition and Results of Operations, the description of our business and the discussion of our risk factors included in our

Annual Report on Form 10-K for the year ended December 31, 2001 and our Quarterly Reports on Form 10-Q for the periods ending March 31, 2002 and June 30, 2002, and our most recent registration statement on Form S-3.

ITEM 2.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS



     We have not been profitable from operations since inception and have incurred a cumulative net loss of approximately $223.5 million through September 30, 2002. We were profitable in the third quarter of 2002 as a result of gains recognized from the sale of our sales force and the purchase of a portion of our convertible subordinated notes. Losses have resulted principally from costs incurred in research and development activities, general and administrative expenses and sales and marketing expenses. We expect to incur additional operating losses over the next several years.

     Since inception, we have devoted substantially all of our resources to our research, sales and marketing and product development programs. In the first eight months of 2002, we earned detailing fees of approximately $17.2 million for promoting Nasacort(R) AQ and Allegra(R), two products owned by Aventis Pharmaceuticals Inc. (Aventis). We stopped promoting Nasacort(R) AQ and Allegra(R) at the end of August 2002 and as a result of the sale of our salesforce, we will earn no future revenue from detailing Aventis or other products. We have generated no revenues from sales of our own products and have been dependent upon funding primarily from equity and debt financing.

     In August 2002, we announced a restructuring of our operations, and that ViroPharma and Aventis mutually agreed to terminate our collaboration for Picovir(R). As part of the restructuring, we have reduced our workforce by approximately 63%, which includes selling our sales force to Aventis and reductions in development, commercial operations and administration. We do not intend to fund any additional significant clinical development of Picovir(R) for the treatment of the common cold without a new partner. We will focus our resources on the continued development of our HCV product candidates with Wyeth, the exploration of alternatives regarding the future development of Picovir(R) for the treatment of diseases caused by picornaviruses, and pursuing new research and development opportunities to expand our pipeline. We are analyzing certain issues relating to the formulation being used to administer our RSV product candidates in their intended patient populations. We continue to assess options to maximize the value of our RSV product candidates, which may include undertaking additional discovery and development activities, seeking to outlicense the program to a third party, or seeking a worldwide development partner for the program.

     Under our agreement with Aventis that ended our collaboration to co-develop and co-promote Picovir(R), Aventis returned Picovir(R) to us, and both parties received mutual releases of all obligations without incurring termination fees. Aventis has compensated us for Aventis' current share of development and commercial expenses through July 2002 and our detailing fees through August 2002, and we returned to Aventis advance milestone payments of $20.0 million. Aventis also purchased 3 million shares of ViroPharma's common stock with a fair value of $4.59 million.

     In a separate transaction, Aventis acquired our sales force for $15.41 million. The sales force promoted products from the Aventis respiratory portfolio, Nasacort(R) AQ and the Allegra(R) family, through August 2002.

     As a result of our restructuring, we expect our expenses and operating losses in the near term to be lower than we have experienced during the past twelve-month period. Our expected decreases in expenses and operating losses will be due to lower development, marketing, sales and general and administrative expenses. As a result of our restructuring, we expect to have sufficient cash available at the beginning of 2003 to fund our planned business operations and debt service requirements for an additional three years. Specifically, we anticipate that our monthly cash burn (before interest expense on the remaining balance of the $180.0 million principal amount of our 6% convertible notes due in 2007) will be reduced to an average of less than $3.5 million through the end of 2005, compared to an average of $6.0 million per month over the first six months of 2002.

     In order to improve our capital structure and reduce annual interest expense, our board of directors has approved a convertible note repurchase program to spend up to $20.0 million to purchase a portion of our convertible notes. Through October 31, 2002, we have purchased an aggregate of $27.6 million in principal amount of our convertible notes for approximately $9.6 million. We may, in our discretion, purchase additional notes in the open market or in privately negotiated transactions from time to time as market conditions warrant. There can be no assurance that we will be able to purchase any additional notes at prices favorable to us, or at all.

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

     In March and May 2002, we and certain of our directors were named as defendants in purported class actions filed in the United States District Court for the Eastern District of Pennsylvania. In July 2002, these actions were consolidated into a single complaint. The plaintiffs in these actions have alleged that certain statements by us about Picovir(R) were misleading. A judgment against us could materially exceed the coverage which may be available under our directors' and officers' liability insurance. We filed a motion to dismiss this action in August 2002. We are vigorously defending ourselves against this action and believe we have meritorious defenses against these claims. While it is not feasible to predict the outcome of this claim at this time, the ultimate resolution of this action could have a material adverse effect on our financial position and the resolution of this matter during a specific period could have a material adverse effect on the quarterly or annual operating results for that period. To date no liability related to this matter has been reflected in our consolidated balance sheet. From time to time, we are a party to litigation in the ordinary course of our business. We currently are involved in a matter alleging breach of a commercial contract. We are vigorously defending ourselves against this action and do not believe the matter, even if adversely adjudicated or settled, would have a material adverse effect on our financial condition, results of operations or liquidity.

Critical Accounting Policies

     Our consolidated financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America. Preparing consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. These estimates and assumptions are affected by the application of our accounting policies. Our significant accounting policies are described in Note 2 to the December 31, 2001 consolidated financial statements included in our Form 10-K. Critical accounting policies are those that require application of management's most difficult, subjective or complex judgments, often as a result of matters that are inherently uncertain and may change in subsequent periods. Critical accounting policies for us include the application of APB No. 25 to account for our stock option plans rather than SFAS No. 123 and the recognition of expense for the purchase of drug substance intended for commercial use. For additional discussion on our critical accounting policies, see our MD&A in our December 31, 2001 Form 10-K.


Liquidity and Capital Resources

     We commenced operations in December 1994. We are a development stage company and, other than detailing fees earned in the first eight months of 2002 for promoting products owned by Aventis, we have not generated revenues from product sales. The cash flows used in operations historically have been applied to research and development activities and the supporting marketing and general and administrative expenses. We expect that the most significant sources of our near-term operating expenses will be discovery and development activities with our hepatitis C program, the exploration of alternatives regarding the future development of Picovir(R) for the treatment of diseases caused by picornaviruses, and business development activities seeking new opportunities to expand our pipeline. We are analyzing certain issues relating to the formulation being used to administer our RSV product candidates in their intended patient populations. We continue to assess options to maximize the value of our RSV product candidates, which may include undertaking additional discovery and development activities, seeking to outlicense the program to a third party, or seeking a worldwide development partner for the program. If we undertake additional discovery and development activities in RSV, this will also be a source of near term operating expense.

     Through September 30, 2002, we have used approximately $196.1 million of cash in operating activities. We invest our cash in short-term investments. Through September 30, 2002, we have used approximately $170.9 million in investing activities, including $155.2 million in short-term investments and $15.7 million in equipment purchases and new construction. Through September 30, 2002, we have financed our operations primarily through private and public offerings of common stock, a convertible subordinated notes offering, private placements of redeemable preferred stock, two bank loans and equipment lease lines totaling approximately $391.7 million, net of approximately $8.0 million used to repurchase $23.7 million in principal amount of our convertible subordinated notes. At September 30, 2002, we had cash and cash equivalents and short-term investments aggregating approximately $176.1 million.

     We lease our corporate and research and development facilities under an operating lease expiring in 2008. We also have the right, under certain circumstances, to purchase the facility. We recently completed our final expansion of this facility. Rent and operating expense will increase approximately $0.5 million per year, commencing in November 2002. We also lease approximately 30,000 square feet of additional office space, which has resulted in an annual increase in rent expense of approximately $0.6 million starting in September 2002. The term of the lease is fifteen years. We are actively seeking to sublease this additional office space.

     We have financed substantially all of our equipment, other than automobiles for our former sales force, under two bank loans. The first bank loan, which we entered into in February 1997, is for $0.6 million, is payable in equal monthly installments over 72 months and has a 9.06% interest rate. The second bank loan, which we entered into in December 1998, is for $0.5 million, is payable in equal monthly installments over 60 months and has a 7.25% interest rate. At September 30, 2002, aggregate outstanding borrowings under these bank loans were approximately $0.2 million.

     In November 2001, we entered into an automobile fleet leasing arrangement for our sales force. The lease is secured with a two-year $1.0 million letter of credit which is further collateralized with a $1.0 million investment at the lending institution that issued the letter of credit. The investment is restricted over the term of the letter of credit. We terminated this automobile fleet leasing arrangement in September 2002. We have included in our estimated costs related to our discontinued sales operations an estimate of approximately $1.3 million for costs associated with terminating this arrangement.

     We amended and restated our agreement with Sanofi-Synthelabo in February 2001. Under this agreement, we are required to make royalty payments on any sales in the United States and Canada of products developed under the agreement, which royalty payments will be reduced upon the expiration of the last patent on Picovir(R) or any related drug.

     In 2001 and early 2002, we entered into a series of commercial supply agreements with Picovir(R) bulk drug and finished product manufacturers. We are in the process of concluding these arrangements with the respective manufacturers. In October 2002, we paid approximately $2.3 million to conclude one of these arrangements. We currently are in negotiations with an additional manufacturer. We may pay up to $1.5 million in total to resolve this arrangement.

     In August 2002, we and Aventis mutually agreed to end our collaboration to co-develop and co-promote Picovir(R). Under the agreement, Aventis returned Picovir(R) to us, and both parties received mutual releases of all obligations without incurring termination fees. Aventis has compensated us for their share of development and commercial expenses through July 2002 and our detailing fees through August 2002, and we returned to Aventis advance milestone payments of $20.0 million. Aventis also purchased 3 million shares of ViroPharma's common stock with a fair value of $4.59 million.

     In a separate transaction, Aventis acquired our sales force for a payment to ViroPharma of approximately $15.41 million. The sales force promoted products from the Aventis respiratory portfolio, Nasacort(R) AQ and the Allegra(R) family, through August 31, 2002.

     As a result of our restructuring, particularly the termination of our copromotion and codevelopment agreement with Aventis and our decision not to fund any additional significant clinical development of Picovir(R) for the treatment of the common cold without a new partner, we expect our expenses and operating losses in the near term to be lower than we have experienced during the past twelve month period. Our expected decreases in expenses and operating losses would be due to lower development, marketing, sales and general and administrative expenses. As a result of our restructuring, we expect to have sufficient cash available at the beginning of 2003 to fund our planned business operations and debt service requirements for an additional three years. Specifically, we anticipate that our monthly cash burn (before interest expense on our convertible notes) will be reduced to an average of less than $3.5 million through the end of 2005, compared to an average of $6.0 million per month over the first six months of 2002.

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

     In order to improve our capital structure and reduce annual interest expense, our board of directors approved a convertible note repurchase program to spend up to $20.0 million to purchase a portion of the $180.0 million principal amount of our convertible notes. We have remaining convertible notes payable in the principal amount of $152.4 million as of October 31, 2002. These notes bear interest at 6% per annum and become due in March 2007. We may, in our discretion, purchase additional notes in the open market or in privately negotiated transactions from time to time as market conditions warrant. There can be no assurance that we will be able to purchase any additional notes at prices favorable to us, or at all.

     We believe that our restructuring will provide us with sufficient cash to fund our planned business operations and debt service obligations through 2005. We expect that we will need to raise substantial additional funds to continue our business activities and fund our debt service and obligations beyond 2005. To obtain this financing, we intend to access the public or private equity or debt markets or enter into additional arrangements with corporate collaborators to whom we may issue shares of our stock. We have an effective Form S-3 universal shelf registration statement filed with the Securities and Exchange Commission for the potential additional issuance of up to approximately $212.0 million of our securities. The registration statement provides us with the flexibility to determine the type of security we choose to sell, including common stock, preferred stock, warrants and debt securities, as well as the ability to time such sales when market conditions are favorable.

     If we raise additional capital by issuing equity securities, the terms and prices for these financings may be much more favorable to the new investors than the terms obtained by our existing stockholders. These financings also may dilute the ownership of existing stockholders.

     Additional financing, however, may not be available on acceptable terms from any source as a result of, among other factors, our failure to achieve regulatory approval of Picovir(R), our inability to generate revenue through our existing collaborative agreements, the existence of pending litigation involving allegations of securities fraud, and our inability to file, prosecute, defend and enforce any patent claim and or other intellectual property rights. If sufficient additional financing is not available, we may need to delay, reduce or eliminate current research and development programs, or reduce or eliminate other aspects of our business.

     Additionally, Wyeth is required to purchase our common stock at the time of completion of certain product development and regulatory approval events pursuant to the terms of our collaboration agreement. However, in the event we are not able to successfully achieve the product development or regulatory approval events, this additional financing would not be available to us.

Results of Operations

Quarters ended September 30, 2002 and 2001

     Revenues from continuing operations were approximately $4.2 million for the quarter ended September 30, 2002, compared to approximately $0.3 million during the same period in 2001. During the quarter ended September 30, 2002, we recognized deferred revenue of approximately $4.1 million from advance payments received under our collaborations with Wyeth and Aventis, compared to recognizing deferred revenue of approximately $0.3 million from advance payments received under our collaboration agreement with Wyeth during the same period in 2001. Revenue from continuing operations for the quarter ended September 30, 2002 included an accelerated recognition of $4.0 million of deferred revenue as a result of the termination of the co-promotion and co-development agreement with Aventis in August 2002. In addition, the revenue recognized from our collaboration with Wyeth was reduced to reflect the extension of the agreement in May 2002.

     Research and development expenses decreased approximately $2.7 million to $9.6 million in the third quarter of 2002 from $12.3 million in the second quarter of 2001. This reduction in research and development expenses included a $3.4 million decrease in costs related to Picovir(R), net of a decrease in partner reimbursements of $0.7 million, resulting from the termination of our collaboration with Aventis in August 2002. We do not expect to fund any additional significant clinical development of Picovir(R) for the treatment of the common cold without a new partner. Also included in the this reduction of research and development expenses was an approximately $0.6 million decrease in employee-related costs due to lower head-count resulting from our restructuring in August 2002, a $0.3 million decrease in manufacturing costs, and a $0.6 million decrease in discovery research costs during the quarter ended September 30, 2002 in each case when compared to the same three month period in 2001. Partially offsetting these decreases was a $0.4 million charge as part of our restructuring plan announced in August 2002, and $1.8 million in other drug program costs incurred in connection with pre-clinical activities being performed at Wyeth, the preparation of an investigational new drug application
(IND) for our HCV product candidate and conducting one phase 1 study for the treatment of respiratory syncytial virus (RSV) disease. We expect that without significant clinical development of Picovir(R) for the treatment of the common cold, our research and development expenses will be lower for the remaining three months of 2002 compared to the same period in 2001.

     Marketing expenses for the third quarter of 2002 were approximately $0.7 million, which includes no Aventis cost sharing, compared to approximately $4.2 million for the same period of 2001. This reduction is due to the termination of the collaboration with Aventis. Of the marketing costs incurred during the third quarter of 2002, $0.6 million related to a restructuring severance charge, and the remaining $0.1 million represented the marketing operating costs for the third quarter of 2002.

     General and administrative expenses for the third quarter of 2002 of approximately $2.3 million decreased $2.2 million when compared to the $4.5 million from the same period in 2001. The decrease is primarily due to costs incurred during the third quarter of 2001 in completing the co-promotion and co-development agreement with Aventis. Included in the $2.3 million of the general and administration expenses for the third quarter of 2002 is a restructuring severance charge of $0.1 million.

     We recognized a gain on the repurchase of our convertible subordinated notes during the third quarter of 2002 of approximately $15.2 million net of $0.5 million in related deferred financing costs. The repurchase resulted in a $23.7 million reduction in the principal amount of our outstanding debt.

     Interest expense for the quarter ended September 30, 2002 decreased slightly when compared to the same period in the prior year due to the repurchase of $23.7 million of our convertible subordinated notes in the third quarter of 2002. Interest income fell approximately $1.6 million during the third quarter of 2002 when compared to the same quarter in 2001 primarily due to lower invested balances and lower effective yields on investments due to the relatively lower interest rate environment during the current quarter versus the same quarter in the prior year.

     The income from continuing operations increased to approximately $5.1 million for the quarter ended September 30, 2002 from a loss of approximately $20.9 million for the quarter ended September 30, 2001.

     We discontinued our sales force operations in the third quarter of 2002 as a result of the sale of our sales force to Aventis. Our net income from discontinued operations for the third quarter was $12.3 million. This included a $15.4 million gain on sale of the sales force to Aventis, detailing fees of $4.4 million, $3.0 million in costs related to both the severance of personnel and the termination of operational commitments related to the sales force and $4.5 million in sales operations costs. Costs associated with the discontinued operations for the same period in 2001 were immaterial.

     The net income allocable to common stockholders increased to approximately $17.4 million for the quarter ended September 30, 2002 from a loss of approximately $20.9 million for the quarter ended September 30, 2001.

Nine months ended September 30, 2002 and 2001

     Revenues from continuing operations were approximately $5.3 million for the nine months ended September 30, 2002, compared to approximately $2.8 million during the same period in 2001. During the nine months ended September 30, 2002, we recognized deferred revenue of approximately $5.2 million from advance payments received under our collaborations with Wyeth and Aventis, compared to recognizing deferred revenue of approximately $0.8 million from advance payments received under our collaboration agreement with Wyeth during the same period in 2001. Revenue from continuing operations for the nine months ended September 30, 2002 included an accelerated recognition of $4.0 million of deferred revenue as a result of the termination of the co-promotion and co-development agreement with Aventis in August 2002. In addition, the revenue recognized from our collaboration with Wyeth was reduced to reflect the extension of the screening phase of the agreement in May 2002. In the nine month period ended September 30, 2002, we did not earn any milestone revenue compared to $2.0 million in milestone revenues earned during the same period ending September 30, 2001.

     Research and development expenses increased approximately $2.3 million to $33.5 million in the nine month period ended September 30, 2002 from $31.2 million in the same period in 2001. The increase in research and development expenses from the same period in 2001 included an increase of $3.5 million in other drug program costs as we prepared to file an IND for our hepatitis C program and were conducting one phase 1 study for the treatment of respiratory syncytial virus (RSV) disease, and as a result of pre-clinical activities being performed at Wyeth. Also included in the increase in research and development expenses was a $3.1 million increase in manufacturing costs due to the production of Picovir(R) in preparation for its anticipated commercial launch during 2002, a $0.9 million increase in employee-related costs due to a higher head-count during the nine month period in 2002 as compared to the same period in 2001, a $0.4 million charge related to employee severance as a result of our restructuring plan announced in August 2002 and a $1.1 million increase in discovery research spending. Partially offsetting the increases in research and development expenses was a $6.7 million decrease in our program costs related to Picovir(R), net of an increase in partner reimbursements of $3.8 million, due to the termination of our collaboration with Aventis in August 2002. We do not expect to fund any additional significant clinical development of Picovir(R) for the treatment of the common cold without a new partner. We expect that without significant clinical development of Picovir for the treatment of the common cold, our research and development expenses will be lower for the remaining three months of 2002 compared to the same period in 2001.

     Marketing expenses for the nine months ended September 30, 2002 were approximately $6.8 million, which is net of Aventis cost sharing of approximately $1.4 million, compared to approximately $8.1 million for the same period of 2001, which is net of Aventis cost sharing of approximately $0.8 million. We expect these costs to be substantially reduced due to the termination of the Aventis agreement. Of the marketing costs incurred during the nine month period of 2002, $0.6 million related to a restructuring severance charge.

     General and administrative expenses for the nine month period ended September 30, 2002 of approximately $7.5 million decreased $1.8 million when compared to the $9.3 million from the same period in 2001. The decrease is primarily due to costs incurred during 2001 in completing the co-promotion and co-development agreement with Aventis. Included in the $7.5 million of general and administrative expenses for the nine months ended September 30, 2002 is a restructuring severance charge of $0.1 million.

     Included in operating expenses in the nine month period ended September 30, 2001 is a non-cash charge of $16.5 million resulting from the issuance of 750,000 shares of common stock to Sanofi-Synthelabo in exchange for the expansion of our intellectual property rights related to Picovir(R), as these additional intellectual property rights licensed from Sanofi-Synthelabo have not reached technological feasibility and have no alternative uses.

     We recognized a gain on the repurchase of a portion of our convertible notes during the nine month period ended September 2002 of approximately $15.2 million. The repurchase resulted in a $23.7 million reduction in the principal amount of our outstanding convertible notes and the resulting gain is net of the write-off of $0.5 million in related deferred financing costs.

     Interest expense for the nine month period ended September 30, 2002 decreased slightly when compared to the same period in the prior year due to the repurchase of $23.7 million in principal amount of our convertible notes in the third quarter of 2002. Interest income fell approximately $4.5 million during the nine month period ended September 30, 2002 when compared to the same quarter in 2001 primarily due to lower invested balances and lower effective yields on investments due to the relatively lower interest rate environment, during the current period versus the same period in the prior year.

     The loss from continuing operations decreased to approximately $31.2 million for the nine month period ended September 30, 2002 from a loss of approximately $61.7 million for the same period in 2001.

     We discontinued our sales force operations during the nine month period ended September 30, 2002 as a result of the sale of our sales force to Aventis. Our income from discontinued operations for the nine month period ended September 30, 2002 was $10.4 million. This included a $15.4 million gain on sale of the sales force to Aventis, detailing fees of $17.2 million, $3.0 million in costs related to both the severance of personnel and the termination of operational commitments related to the sales force and $19.2 million in sales operations costs. Costs associated with the discontinued operations for the same period in 2001 were immaterial.

     The net loss allocable to common stockholders decreased to approximately $20.8 million for the nine months ended September 30, 2002 from a loss of approximately $62.0 million for the nine months ended September 30, 2001.

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk

     Our holdings of financial instruments are comprised of a mix of U.S. corporate debt, government securities and commercial paper. All such instruments are classified as securities available for sale. Our debt security portfolio represents funds held temporarily pending use in our business and operations. We manage these funds accordingly. We seek reasonable assuredness of the safety of principal and market liquidity by investing in rated fixed income securities while at the same time seeking to achieve a favorable rate of return. Our market risk exposure consists principally of exposure to changes in interest rates. Our holdings are also exposed to the risks of changes in the credit quality of issuers. We typically invest in the shorter-end of the maturity spectrum. The carrying amount and the annualized weighted average nominal interest rate of our investment portfolio at September 30, 2002 was $151,415,697 and approximately 5.5%, respectively.

     As of September 30, 2002, we had $156.3 million in principal amount of convertible subordinated notes due 2007 outstanding at September 30, 2002. The notes are convertible into shares of our common stock at a price of $109.15 per share, subject to certain adjustments. The notes bear interest at a rate of 6% per annum, payable semi-annually in arrears, and can be redeemed by us, at certain premiums over the principal amount, at any time on or after March 6, 2003. At September 30, 2002, the aggregate market price of our convertible subordinated notes was estimated to be approximately $53.9 million based on trading prices on that date. The value of our convertible subordinated notes is dependant upon, among other factors, the fair value of our common stock and prevailing market interest rates.

ITEM 4.  Controls and Procedures

(a) Under the supervision and with the participation of our management, including our chief executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-14(c) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), within 90 days of the filing date of this report. Based on their evaluation, our principal executive officer and principal accounting officer concluded that our disclosure controls and procedures are effective.

(b) There have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referenced in paragraph (a) above.

PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings

     In March and May 2002, purported class action complaints were filed in the United States District Court for the Eastern District of Pennsylvania against us seeking an unspecified amount of damages on behalf of an alleged class of persons, who purchased shares of our common stock at various times between July 13, 1999 and March 19, 2002. In July 2002, the complaints were consolidated into a single action. The consolidated complaint names us, as well as certain of our directors and officers as defendants. The consolidated complaint alleges that we and/or such directors and officers violated federal securities laws by misrepresenting and failing to disclose certain information regarding Picovir(R). In August 2002, we filed a motion to dismiss the consolidated complaint. Although we intend to vigorously defend the action and believe that we have meritorious defenses against these claims, we do not believe it is feasible to predict or determine the outcome or resolution of these proceedings, or to estimate the amounts of, or potential range of, loss with respect to these proceedings. In addition, the timing of the final resolution of these proceedings is uncertain. The range of possible resolutions of these proceedings could include judgments against us or our directors and officers or settlements that could require substantial payments by us, which could have a material adverse impact on our financial position, results of operations and cash flows. These proceedings might require substantial attention of our management team and therefore divert time and attention from our business and operations. We are from time to time a party to litigation in the ordinary course of our business. We are currently involved in a matter alleging breach of a commercial contract. However, we are vigorously defending ourselves against this action and do not believe the matter, even if adversely adjudicated or settled would have a material adverse effect on our financial condition, results of operations, or liquidity.

ITEM 6.  Exhibits and Reports on Form 8-K

     (a)  List of Exhibits:

         10.36 Second Amended and Restated Severance Agreement dated as of September 1, 2002 between ViroPharma Incorporated and Claude Nash.

          99.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     (b)  Reports on Form 8-K:

We filed the following Current Reports on Form 8-K during the quarter ended September 30, 2002:

          (i) We filed a Current Report on Form 8-K dated August 28, 2002 to report, pursuant to Item 5, a set of "Frequently Asked Questions" describing information that experience has demonstrated to be often requested by analysts and investors, and the answers to these questions.

          (ii) We filed a Current Report on Form 8-K dated August 1, 2002 to report, pursuant to Item 5, matters related to our corporate restructuring and the termination of our copromotion and codevelopment agreement with Aventis Pharmaceuticals Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 VIROPHARMA INCORPORATED


Date: November 14, 2002          By: /s/ Michel de Rosen
                                    -----------------------------------
                                    Michel de Rosen
                                    President, Chief Executive Officer and
                                    Chairman of the Board of Directors
                                    (Principal Executive Officer)


                                 By: /s/ Vincent J. Milano
                                    -----------------------------------
                                    Vincent J. Milano
                                    Vice President, Chief Financial Officer and
                                    Treasurer
                                    (Principal Financial and Accounting Officer)


CERTIFICATIONS:

I, Michel de Rosen, President, Chief Executive Officer and Chairman of the Board of Directors of the registrant, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of ViroPharma Incorporated;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


/s/  Michel de Rosen
---------------------------------
Michel de Rosen
President, Chief Executive Officer and
Chairman of the Board of Directors
November 14, 2002



I, Vincent J. Milano, Vice President, Chief Financial Officer and Treasurer of the registrant, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of ViroPharma Incorporated;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


/s/ Vincent J. Milano
-------------------------------------
Vincent J. Milano
Vice President, Chief Financial Officer and Treasurer
November 14, 2002

Exhibit Index

Exhibit    Description

10.36 Second Amended and Restated Severance Agreement dated as of September 1, 2002 between ViroPharma Incorporated and Claude Nash.

99.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.