Form 10-K
period 2002-12-31
VIROPHARMA INC
filed 2003-03-21
CIK 946840

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2002

OR

☐	Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                      to

Commission File Number: 0-21699

VIROPHARMA INCORPORATED

(Exact name of registrant as specified in our charter)

Delaware	94-2347624
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

405 Eagleview Boulevard, Exton, Pennsylvania	19341 (Zip Code)
(Address of principal executive offices)

Registrant’s telephone number, including area code: 610-458-7300

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Name of each exchange on which registered:
None	None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $.002

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days:  Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

The approximate aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $30,794,245 as of June 28, 2002, based upon the closing sale price per share of the Common Stock as quoted on the Nasdaq National Market on that date. This amount excludes 1,217,138 shares of the registrant’s voting stock held by directors, officers and stockholders with representatives on the board of directors whose ownership exceeds ten percent of the registrant’s Common Stock outstanding at June 28, 2002. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant, or that such person is controlled by or under common control with the registrant.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes  ☐  No   ☒

The number of shares of the registrant’s Common Stock outstanding as of March 1, 2003 was 25,931,050.

DOCUMENTS INCORPORATED BY REFERENCE

As stated in Part III of this Annual Report on Form 10-K, portions of the registrant’s definitive proxy statement for the registrant’s 2003 Annual Meeting of Stockholders to be held on May 6, 2003 are incorporated by reference in Part III of this Annual Report on Form 10-K.

VIROPHARMA INCORPORATED

FORM 10-K ANNUAL REPORT

For Fiscal Year Ended December 31, 2002

“ViroPharma,” “ViroPharma” plus the design and “Picovir” are trademarks and service marks of ViroPharma or its licensors. We have obtained trademark registration in the United States for the marks in connection with certain products and services. All other brand names or trademarks appearing in this Annual Report on Form 10-K are the property of others.

PART I

Business

ITEM 1.    BUSINESS

We are a pharmaceutical company dedicated to the commercialization, development and discovery of new antiviral medicines. We currently are focusing our current product development and discovery activities on a number of ribonucleic acid, or RNA, virus diseases, including hepatitis C and diseases caused by picornavirus infections. The status of our current product discovery and development activities is described under the heading “Product Pipeline.”

We believe that our drug discovery and development technologies and expertise have potential applicability to a broad range of diseases caused by viruses in general, and specifically RNA viruses. RNA viruses are responsible for the majority of human viral diseases, causing illnesses ranging from acute and chronic ailments to fatal infections. We also believe that our antiviral expertise provides us with the ability to explore a broad range of opportunities within antiinfectives generally.

Picornaviruses are a large, prevalent group of RNA viruses that cause more illness than any other group of human pathogens. Picornaviruses, particularly enteroviruses and rhinoviruses, are the predominant cause of the common cold, myocarditis, encephalitis, viral meningitis and neonatal enteroviral disease, as well as viral exacerbations of underlying conditions in individuals with asthma and chronic obstructive pulmonary disease. Immunocompromised patients, including transplant patients and those receiving chemotherapy, also are particularly susceptible to severe disease resulting from picornavirus infections.

Overview of Recent Developments

The following is a summary of recent developments related to our product development and discovery activities:

•	In March 2003, we submitted an application for Orphan Drug designation for oral Picovir® in the treatment of life-threatening chronic enteroviral meningoencephalitis in patients with agammaglobulinemia or hypogammaglobulinemia caused by primary immune deficiency (CEMA). Since August 1996, we have made Picovir® available on an open label basis for patients with severe or life-threatening diseases caused by picornaviruses. CEMA patients comprise a portion of the patients enrolled in our compassionate use program.

•	In January 2003, we announced that ViroPharma and Wyeth (formerly American Home Product Corporation) initiated human clinical trials with our lead hepatitis C product candidate.

•	In January 2003, we announced that we are exploring the use of an intranasal formulation of Picovir® for the treatment of the common cold, provided however, that we do not intend to fund any additional significant clinical development of Picovir® for the treatment of the common cold without a new partner.

•	In January 2003, we announced that we decided to discontinue the development of our respiratory syncytial virus, or RSV, compounds. We are seeking to outlicense the RSV program to a third party.

Oral Picovir® for the Treatment of the Common Cold

In March 2002, the Antiviral Drugs Advisory Committee of the Food and Drug Administration (FDA) voted to not recommend an oral solid formulation of Picovir® (pleconaril) for approval for the treatment of the common cold in adults. In May 2002, the FDA issued a “not approvable” letter in response to our new drug application (NDA) for Picovir®.

Transactions with Aventis and Restructuring

Until August 2002, our sales force was co-promoting products from the Allegra® family and Nasacort® AQ under a collaboration to co-develop and co-promote Picovir® which we entered with Aventis Pharmaceuticals Inc. in September 2001. We received a total of $17.2 million in detailing fees from Aventis for calls promoting these two products from Aventis’ respiratory franchise through August 2002. No detailing fees were earned in 2001.

In August 2002, we announced that we restructured our organization. As part of this process, we significantly reduced our workforce, including the sale of our sales force to Aventis and reductions in development, commercial operations and administration. We also agreed to terminate our collaboration with Aventis to co-develop and co-promote Picovir® in August 2002.

Under our agreement with Aventis that ended our collaboration, Aventis returned Picovir® to us, and both parties received mutual releases of all obligations without incurring termination fees. Aventis compensated us for Aventis’ share of development and commercial expenses through July 2002 and our detailing fees through August 2002, and we returned to Aventis advance milestone payments of $20.0 million. Aventis also purchased 3 million shares of our common stock with a fair market value of $4.59 million.

In a separate transaction, Aventis acquired our sales force for $15.41 million. The sales force promoted products from the Aventis respiratory portfolio, Nasacort® AQ and the Allegra® family, through August 2002. We stopped promoting Nasacort® AQ and Allegra® at the end of August 2002 and as a result of the sale of our sales force, we will earn no future detailing revenue.

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

Diseases Caused By Viruses

Viruses are intracellular parasites that require a living host cell within which to reproduce. Infection by viruses, and their ensuing replication, can lead to disease. Viral epidemics, pandemics, acute outbreaks and chronic viral diseases continue to cause an enormous amount of human suffering and death. There are three fundamental classes of viruses:

•	deoxyribonucleic acid, or DNA, viruses, which use DNA as their genetic material and replicate their DNA in a manner similar to human cells;

•	retroviruses, which reproduce by first converting their RNA into DNA in infected cells, then converting this DNA back into RNA; and

•	RNA viruses, which have the unique ability to directly reproduce their RNA to create new RNA virus offspring through a process known as RNA replication. This ability to directly replicate RNA distinguishes RNA viruses from DNA viruses, retroviruses and human cells.

DNA viruses cause diseases such as herpes, hepatitis B and papillomas (warts). The retrovirus HIV, or human immunodeficiency virus, causes AIDS. RNA viruses, however, are responsible for the majority of human viral diseases, causing a multitude of illnesses ranging from acute and chronic ailments to fatal infections.

The following is a list of selected diseases caused by RNA viruses:

RNA Virus Diseases

Bronchiolitis	Hantavirus pulmonary syndrome	Neonatal enteroviral disease
Bronchitis	Hemorrhagic conjunctivitis	Rabies
Common cold	Hemorrhagic fevers	RSV disease
Dengue fever	Hepatitis A, D and E	Rubella
Diarrhea diseases	Hepatitis C	Tick-borne fevers
Ebola fever	Influenza	Viral meningitis
Encephalitis	Measles	West Nile fever
Hand-foot-and-mouth disease	Myocarditis	Yellow fever

Product Pipeline

We are focusing our current product discovery and development activities on a number of RNA virus diseases affecting children and adults, including hepatitis C and certain serious diseases caused by picornavirus infections. The following chart describes the status of our product candidates:

Disease Indication	Product Candidate	Development Status

Hepatitis C	HCV371	Phase I clinical trials

	Various	Preclinical development of backup compounds

	Various	Discovery through preclinical development of additional compounds series.

High risk picornavirus diseases	Picovir® (pleconaril)

Submitted application for Orphan Drug designation for oral Picovir® in the treatment of life-threatening chronic enteroviral meningoencephalitis in patients with agammaglobulinemia or hypogammaglobulinemia caused by primary immune deficiency.

Open label compassionate use program ongoing.

Common Cold	Picovir® (pleconaril)	Evaluating intranasal formulations

Hepatitis C

We initiated Phase I clinical trials of our lead product candidate for the treatment of hepatitis C in December 2002 as part of our collaboration with Wyeth in this disease area. Our Wyeth collaboration is a joint discovery, preclinical and clinical development effort intended to advance several product candidates to increase our chances for success.

Hepatitis is an inflammation of the liver that is often caused by viruses, such as hepatitis A, B, or C. Hepatitis C virus is recognized as a major cause of chronic hepatitis worldwide. According to the World Health Organization and U.S. Centers for Disease Control and Prevention (CDC), about 4 million Americans and 170 million people worldwide are infected with HCV. Approximately 3 to 4 million people are newly infected with HCV each year, with the highest prevalence of HCV infection occurring among males and those between the ages of 30 to 49.

The acute stage, which occurs 2 weeks to 6 months after infection, usually is so mild that most people do not know they have been infected. About 80% of people that are newly infected with HCV progress to develop chronic infection. Liver damage (cirrhosis) develops in about 10% to 20% of persons with chronic infection, and liver cancer develops in 1% to 5% of persons with chronic infection over a period of 20 to 30 years. Liver damage caused by HCV infection is the most common reason for liver transplantation in the United States.

There currently are no approved antiviral agents directed specifically against HCV and no vaccine for prevention of HCV infection, although some companies, in addition to ViroPharma and Wyeth, are working on developing such products. There are several interferon products available worldwide, which are often combined with ribavirin, for the treatment of HCV infection. While approximately 30% to 40% of those who receive the combination of medications are cured of their infection, there are substantial limitations to the use of these products for treatment of chronic hepatitis C. These include poor treatment response in patients infected with particular genotypes of the virus and significant side effects that can lead to discontinuation of therapy in approximately 20% of patients. ViroPharma believes this is an underserved market and is working with Wyeth toward advancing several specific antiviral product candidates for treatment of hepatitis C.

Picovir® (pleconaril)

We currently are considering the development of Picovir® (pleconaril) for the treatment of serious diseases caused by picornaviruses. In March 2003, we submitted an application for Orphan Drug designation for oral Picovir® in the treatment of life-threatening chronic enteroviral meningoencephalitis in patients with agammaglobulinemia or hypogammaglobulinemia caused by primary immune deficiency (CEMA). Since August 1996, we have made Picovir® available on an open label basis for patients with severe or life-threatening diseases caused by picornaviruses. As of December 31, 2002, a total of 611 patients have been treated for a variety of severe or life-threatening illnesses. CEMA patients comprise a portion of the patients enrolled in our compassionate use program.

Picovir® is a proprietary, small molecule inhibitor of picornaviruses that was discovered by scientists who founded or are currently with ViroPharma. In preclinical studies, Picovir® has been demonstrated to inhibit picornavirus replication in vitro by a novel, virus-specific mode of action. Picovir® works by inhibiting the function of the viral protein coat, also known as the viral capsid, which is essential for virus infectivity and transmission. Preclinical studies have shown that Picovir® integrates within the picornavirus capsid at a specific site that is common to a majority of picornaviruses and disrupts several stages of the virus infection cycle.

We have developed liquid, solid and suspension formulations of Picovir®. The liquid formulation is being used in our compassionate use program. The solid formulation was used in our pivotal studies of Picovir® for the treatment of the common cold in adults. The suspension formulation was used in our common cold trials for children. We also are developing an intranasal formulation of Picovir® in order to explore its use for the treatment of the common cold, provided that we do not intend to fund any additional significant clinical development of Picovir® for the treatment of the common cold without a new partner.

RSV Diseases

In January 2003, we announced our decision to discontinue the development of our respiratory RSV compounds based on the combination of the cost of advancing this program and the timeframe to commercialization. We are seeking to outlicense the program to a third party.

Treating RNA Virus Diseases

The RNA Virus Replication Process

Important to the successful discovery and development of antiviral pharmaceuticals is the ability to analyze the virus in a laboratory setting and to dissect the molecular and biochemical events critical to virus replication. The manipulation of RNA viruses and, in particular, the virus’s RNA genome, requires special techniques and skills. Historically, technical limitations have hampered investigation of RNA virus replication. Consequently, the scientific community’s understanding of the molecular events of RNA virus replication is incomplete. However, significant recent advancements in biological and molecular technologies related to the manipulation of RNA and RNA viruses have enabled us to pursue the discovery and development of effective treatments for RNA virus diseases.

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

Manufacturing

We currently do not have capabilities to manufacture commercial or clinical trial supplies of drugs, and do not intend to develop such capabilities for any product in the near future. Our commercialization plans are to rely on the infrastructure of third parties for the manufacture and distribution of our product candidates.

Picovir® drug substance is prepared from readily available materials using reliable processes. Picovir® is proprietary and covered by certain of the patents and patent applications licensed to us by Sanofi-Synthelabo. Under previous manufacturing agreements, we have acquired a substantial inventory of Picovir® drug substance. In February 2002, we entered into a commercial supply agreement for the production of Picovir® final drug product with Patheon Inc. No work is continuing currently under any of these manufacturing agreements.

Under development agreements with Patheon Inc., we have developed liquid, solid and suspension formulations of Picovir®. We are using a liquid formulation in our compassionate use program. We also are developing an intranasal formulation of Picovir® to explore its use for the treatment of the common cold, provided that we can enter into a collaboration with another company for the clinical testing and commercialization of the product.

We require in our manufacturing and processing agreements that all third-party contract manufacturers and processors produce Picovir® drug substance and product in accordance with the FDA’s current Good Manufacturing Practices and all other applicable laws and regulations. We maintain confidentiality agreements with potential and existing manufacturers in order to protect our proprietary rights related to Picovir®.

For the preparation of compounds other than Picovir® for preclinical research and for the manufacture of limited quantities of drug substances for clinical development, we use both in-house capabilities and the capabilities of our collaborators, and we contract with third-party manufacturers. We intend to rely solely on third-party manufacturers to manufacture larger quantities of drug substance for clinical development and to manufacture final drug products for both clinical development and commercial sale.

Marketing and Sales

We are performing market research on hepatitis C and on serious and life-threatening diseases caused by picornaviruses. Our marketing plans include a focus on medical education, including the use of thought leaders in peer-to-peer presentations at appropriate medical meetings.

Under our agreement with Sanofi-Synthelabo, we have the exclusive right to market and sell Picovir® for all picornavirus indications in the United States and Canada.

We currently have a limited marketing staff and do not have a sales staff. If we decide to pursue FDA approval of Picovir® for the treatment of patients suffering from severe or life-threatening enteroviral infections and are successful in acquiring that approval, we will need to build a limited commercial capability. The success and commercialization of our hepatitis C product candidates depend in part on the performance of Wyeth. The success and commercialization of any other potential products that we may acquire or develop will be dependent, in part, upon our ability to enter into additional collaborative agreements for other potential products. There can be no assurance that we will be successful in developing a sales force, entering into collaborative arrangements, penetrating the markets for any proposed products or achieving market acceptance of our products. There can be no assurance that any such marketing arrangements will be available on terms acceptable to us, if at all, that such third parties would perform adequately their obligations as expected, or that any revenue would be derived from such arrangements.

Strategic Relationships

Wyeth

In December 1999, we entered into a collaboration and license agreement with Wyeth (formerly American Home Products Corporation) to jointly develop products for use in treating hepatitis C due to the hepatitis C virus in humans. Under the agreement, we licensed to Wyeth worldwide rights under patents and know-how owned by us or created under the agreement. We have the right to co-promote these products in the United States and Canada and Wyeth will promote the products elsewhere in the world. During the research phase of the agreement, the two parties will work exclusively with each other on the development of small molecule compounds directed against certain HCV targets. For the entire term of the agreement, the two parties will work exclusively with each other on any promising compounds and their respective HCV targets. Unless the screening phase of our collaboration is renewed, the joint screening activity under our collaboration will expire in December 2004. If the compound screening component of our agreement with Wyeth is not extended, our independent compound screening activities after December 2004 within the hepatitis C field will be restricted. Wyeth has the right to manufacture any commercial products developed under the agreement.

Wyeth paid us $5.0 million on the effective date of the original agreement, and is obligated to make milestone payments to us, and purchase additional shares of our common stock at a premium to the market price, upon the achievement of certain development milestones. Wyeth has purchased an aggregate of 200,993 shares of our Common Stock for $6,000,000 upon the achievement of two milestones. The remaining milestone events generally include successful completion of steps in the clinical development of an HCV product and the submission for, and receipt of, marketing approval for the product in the United States and abroad. These milestones, however, may never be attained. Wyeth will provide significant financial support for the development of HCV therapeutic compounds developed under the agreement.

Until the expiration or termination of the agreement, any profits from the sale of products developed under the agreement and sold in the United States and Canada will be shared equally between us and Wyeth, subject to adjustment under certain circumstances. For sales of these products outside the United States and Canada, Wyeth will make royalty payments to us. These royalty payments will be reduced upon the expiration of the last of our patents covering those products.

Our agreement with Wyeth terminates, country-by-country, in the United States and Canada, if the parties are no longer co-promoting any product developed under the agreement, and outside the United States and Canada, when Wyeth is no longer obligated to pay us royalties on sales of products developed under the agreement.

Sanofi-Synthelabo

Picovir® was discovered by scientists at Sterling Winthrop, Inc., now Sanofi-Synthelabo, several of whom are now ViroPharma employees. In our agreement with Sanofi-Synthelabo, originally entered into in December 1995 and amended and restated in February 2001, we received exclusive rights under patents owned by Sanofi-Synthelabo to develop and market all products relating to Picovir® and related compounds for use in picornavirus disease indications in the United States and Canada, as well as a right of first refusal for any other indications in the United States and Canada. Our rights include rights to use all of Sanofi-Synthelabo’s patents, know-how and trademarks relating to Picovir® for those indications in the United States and Canada, as well as rights to a series of patents and patent applications covering compounds that are either related to Picovir® or that have other antiviral activity. Picovir® is covered by one of the licensed United States patents, which expires in 2012, and one of the licensed Canadian patents, which expires in 2013. We will be dependent on Sanofi-Synthelabo to prosecute and maintain certain of these patents, to file any applications for patent term extension, and we may be dependent on Sanofi-Synthelabo to protect such patent rights. We have the right to sublicense our rights under the agreement, which under certain circumstances requires Sanofi-Synthelabo’s consent, such consent not to be unreasonably withheld.

Under our agreement with Sanofi-Synthelabo, until the expiration or termination of the agreement, we must make royalty payments on any sales of products in the United States and Canada developed under the agreement, which royalty payments will be reduced upon the expiration of the last patent on Picovir® or any related drug. We are entitled to royalties from Sanofi-Synthelabo on sales of products by Sanofi-Synthelabo outside the United States and Canada. Unless we find a new partner by August 2003 for Picovir® that satisfies certain conditions described in our agreement with Sanofi-Synthelabo, the royalty rates applicable to our sales of Picovir® in the United States and Canada, and to Sanofi-Synthelabo’s sales of Picovir® in the rest of the world, will revert to the higher rates that existed prior to our amendment of that agreement in 2001. Sanofi-Synthelabo will make a milestone payment to us upon submission of Picovir® for regulatory approval in Japan.

Our patent licenses under the amended and restated agreement with Sanofi-Synthelabo terminate on the later of expiration of the last patent licensed to us under the agreement or ten years following our first sale of a product in the United States or Canada containing a compound licensed to us under the agreement, or earlier under certain circumstances. Our right to use the trademarks continue beyond patent expiry. In the event that our rights to use Sanofi-Synthelabo’s patents and trademarks terminate, under certain circumstances the agreement may restrict our ability to market Picovir® and compete with Sanofi-Synthelabo. In addition, Sanofi-Synthelabo has the right to terminate the agreement if we are subject to a change of control that would materially and adversely affect the development, manufacturing and marketing of the products under the agreement. The term automatically renews for successive five-year terms unless either party gives six months’ prior written notice of termination. We also have the right to manufacture, or contract with third parties to manufacture, any drug product derived from the Picovir® drug substance.

Aventis Pharmaceuticals

Until August 2002, our sales force was co-promoting products from the Allegra® family and Nasacort® AQ under a collaboration to co-develop and co-promote Picovir® which we entered into with Aventis Pharmaceuticals Inc. in September 2001. We received a total of $17.2 million in detailing fees from Aventis for calls promoting these two products from Aventis’ respiratory franchise through August 2002. No detailing fees were earned in 2001.

In August 2002, we announced that we restructured our organization. As part of this process, we significantly reduced our workforce, including the sale of our sales force to Aventis Pharmaceuticals Inc. and reductions in development, commercial operations and administration. We terminated our co-development and co-promotion agreement with Aventis in August 2002.

Under our agreement with Aventis that ended our collaboration regarding Picovir®, Aventis returned Picovir® to us, and both parties received mutual releases of all obligations without incurring termination fees. Aventis has compensated us for Aventis’ current share of development and commercial expenses through July 2002 and our detailing fees through August 2002, and we returned to Aventis advance milestone payments of $20.0 million. Aventis also purchased 3 million shares of our common stock with a fair market value of $4.59 million.

In a separate transaction, Aventis acquired our sales force for $15.41 million. The sales force promoted products from the Aventis respiratory portfolio, Nasacort® AQ and the Allegra® family, through August 2002.

We stopped promoting Nasacort ® AQ and Allegra® at the end of August 2002 and as a result of the sale of our sales force, we will earn no future detailing revenue.

Patents and Proprietary Technology

We believe that patent protection and trade secret protection are important to our business and that our future will depend, in part, on our ability to maintain our technology licenses, maintain trade secret protection, obtain patents and operate without infringing the proprietary rights of others both in the United States and abroad. We currently have received five issued United States patents and three non-United States patents covering compounds, compositions and methods for treating hepatitis C, one issued United States patent and three non-United States issued patents covering methods for treating pestivirus disease (a disease caused by viruses related to HCV) and related technology and four issued United States patents for compounds, compositions or methods for treating influenza. We have one issued United States patent covering compounds, compositions and methods for treating RSV diseases. We have three pending United States patent application covering compounds and methods for treating RSV diseases, and intermediates and processes of making anti-RSV compounds. We have eight United States patent applications covering compounds and methods for treating hepatitis C and related virus diseases, as well as compounds active against pestivirus diseases. We have three pending United States patent applications covering technology and methods for identifying inhibitors of HCV. We have one United States patent application pending covering methods of treating Rotavirus infection. We also have filed related patent applications under the Patent Cooperation Treaty (PCT) as well as other non-United States national and/or regional patent applications. These patent applications cover compounds and methods for treating hepatitis C and related virus diseases, pestivirus diseases, RSV diseases and influenza and technology, compositions and methods for identifying inhibitors of HCV and related technology. We intend to seek patent protection on these inventions in countries having significant market potential around the world on the basis of our PCT and related foreign filings.

As patent applications in the United States are maintained in secrecy until patents issue (unless earlier publication is required under applicable law or in connection with patents filed under the PCT) and as publication of discoveries in the scientific or patent literature often lags behind the actual discoveries, we cannot be certain that we or our licensors were the first to make the inventions covered by each of these pending patent applications or that we or our licensors were the first to file patent applications for such inventions. Furthermore, the patent positions of biotechnology and pharmaceutical companies are highly uncertain and involve complex legal and factual questions, and, therefore, the breadth of claims allowed in biotechnology and pharmaceutical patents or their enforceability cannot be predicted. We cannot be sure that any patents will issue from any of these patent applications or, should any patents issue, that we will be provided with adequate protection against potentially competitive products. Furthermore, we cannot be sure that should patents issue, they will be of commercial value to us, or that private parties, including competitors, will not successfully challenge these patents or circumvent our patent position in the United States or abroad. In the absence of adequate patent protection, our business may be adversely affected by competitors who develop comparable technology or products.

Pursuant to the terms of the Uruguay Round Agreements Act, patents filed on or after June 8, 1995 have a term of twenty years from the date of filing, irrespective of the period of time it may take for the patent to ultimately issue. This may shorten the period of patent protection afforded to our products as patent applications in the biopharmaceutical sector often take considerable time to issue. Under the Drug Price Competition and Patent Term Restoration Act of 1984, a sponsor may obtain marketing exclusivity for a period of time following Food and Drug Administration approval of certain drug applications, regardless of patent status, if the drug is a new chemical entity or if new clinical studies were used to support the marketing application for the drug. Pursuant to the FDA Modernization Act of 1997, this period of exclusivity can be extended if the applicant performs certain studies in pediatric patients. This marketing exclusivity prevents a third party from obtaining FDA approval for a similar or identical drug under an Abbreviated New Drug Application or a “505(b)(2)” New Drug Application.

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

In order to protect the confidentiality of our technology, including trade secrets and know-how and other proprietary technical and business information, we require all of our employees, consultants, advisors and collaborators to enter into confidentiality agreements that prohibit the use or disclosure of confidential information. The agreements also oblige our employees, and to the extent practicable, our consultants, advisors and collaborators, to assign to us ideas, developments, discoveries and inventions made by such persons in connection with their work with us. We cannot be sure that these agreements will maintain confidentiality, will prevent disclosure, or will protect our proprietary information or intellectual property, or that others will not independently develop substantially equivalent proprietary information or intellectual property.

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

The Orphan Drug Process

The Orphan Drug Act (ODA) became effective in 1983, and has been amended several times since. This law was implemented to encourage pharmaceutical companies to develop therapeutic treatments for rare diseases (diseases with a prevalence of less than 200,000 patients in the United States). In March 2003, we submitted an application for Orphan Drug designation for oral Picovir® in the treatment of life-threatening chronic enteroviral meningoencephalitis in patients with agammaglobulinemia or hypogammaglobulinemia caused by primary immune deficiency.

The ODA provides a number of incentives for the development of orphan products:

•	a drug approved for an orphan indication receives 7 years of marketing exclusivity for that indication if certain conditions are met;

•	a drug sponsor is entitled to tax credits equal to 50% of clinical research and testing expenses for the orphan indication;

•	user fees for an NDA covering an orphan product are waived;

•	FDA distributes grants to support the development costs of orphan drug products; and

•	the Office of Orphan Drug Products provides guidance and assistance in negotiating the approval process in the relevant Center division – here, the Division of Antiviral Drug Products.

The Office of Orphan Drug Product’s (OODP) grant of orphan drug designation confirms that the disease under study meets the statutory requirements for an orphan drug and results in the assignment of a project manager to assist the sponsor in planning the development of the orphan product. However, the OODP is not the approving division, and orphan drug designation does not shorten or simplify the regulatory review and approval process. We will need to work closely with the FDA’s Division of Antiviral Drug Products and agree on the development plans to obtain FDA approval of our drug for the orphan indication. All trials conducted in support of an orphan indication must be conducted under Good Clinical Practices guidelines and all manufacturing under current Good Manufacturing Practice guidelines. We cannot assure you that OODP will grant the orphan designation that we requested, that we will agree to or be able to perform the development program required by the FDA, that any such program will yield positive results, that we will be able to prepare and file an NDA for the orphan indication on a timely basis or at all, or if we file an NDA, that the FDA will approve the application.

If we receive the market exclusivity that is available to orphan drugs under certain conditions, then the FDA cannot approve another version of the same product for the same use during the exclusivity period unless the FDA finds that we are not able to supply adequate quantities of the drug. The market exclusivity provision does not, however, prevent the FDA from approving a different drug for the same orphan indication or the same drug for a different indication.

Clinical Development Generally

The steps required before a new drug product may be distributed commercially in the United States generally include:

•	conducting appropriate preclinical laboratory evaluations of the product’s chemistry, formulation and stability, and animal studies to assess the potential safety and efficacy of the product;

•	submitting the results of these evaluations and tests to the FDA, along with manufacturing information and analytical data, in an Investigational New Drug Application, or IND;

•	making the Investigational New Drug Application effective after the resolution of any safety or regulatory concerns of FDA;

•	obtaining approval of Institutional Review Boards, or IRBs, to introduce the drug into humans in clinical studies;

•	conducting adequate and well-controlled human clinical trials that establish the safety and efficacy of the drug product candidate for the intended use, typically in the following three sequential, or slightly overlapping stages:

•	Phase I: The drug is initially introduced into healthy human subjects or patients and tested for safety, dose tolerance, absorption, metabolism, distribution and excretion;

•	Phase II: The drug is studied in patients to identify possible adverse effects and safety risks, to determine dose tolerance and the optimal dosage, and to collect initial efficacy data;

•	Phase III: The drug is studied in an expanded patient population at multiple clinical study sites to confirm efficacy and safety at the optimized dose by measuring a primary endpoint established at the outset of the study;

•	submitting the results of preliminary research, preclinical studies, and clinical studies as well as chemistry, manufacturing and controls information on the drug to the FDA in a New Drug Application, or NDA; and

•	obtaining FDA approval of the New Drug Application prior to any commercial sale or shipment of the drug product.

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

The Federal Food, Drug, and Cosmetic Act also mandates that drug products be manufactured consistent with current Good Manufacturing Practices. In complying with the FDA’s regulations on current Good Manufacturing Practices, manufacturers must continue to spend time, money and effort in production, recordkeeping, quality control, and auditing to ensure that the marketed product meets applicable specifications and other requirements. The FDA periodically inspects drug product manufacturing facilities to ensure compliance with current Good Manufacturing Practices. Failure to comply subjects the manufacturer to possible

FDA action, such as warning letters, suspension of manufacturing, seizure of the product, voluntary recall of a product or injunctive action, as well as possible civil penalties. We currently rely on, and intend to continue to rely on, third parties to manufacture our compounds and products. Such third parties will be required to comply with current Good Manufacturing Practices.

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

Competition

The pharmaceutical and biopharmaceutical industries are intensely competitive and are characterized by rapid technological progress. Certain pharmaceutical and biopharmaceutical companies and academic and research organizations currently engage in, or have engaged in, efforts related to the discovery and development of new antiviral medicines. Significant levels of research in virology, chemistry and biotechnology occur in universities and other nonprofit research institutions. These entities have become increasingly active in seeking patent protection and licensing revenues for their research results. They also compete with us in recruiting skilled scientific talent.

Specific antiviral therapeutics currently are available for certain RNA virus diseases. For example, zanamivir and oseltamivir phosphate are used to treat influenza due to influenza A and B viruses, while amantadine and rimantadine are used to treat influenza A virus infections.

Non-specific medications are also available to treat or prevent RNA virus diseases. Ribavirin is used to treat serious respiratory disease caused by RSV. Interferon products, alone or in combination with ribavirin, are used to treat hepatitis C. Several immunoglobulin products are available as maintenance therapy to prevent infections in patients with immunoglobulin deficiencies, such as agammaglobulinemia or hypogammaglobulinemia; however, none of these products have clearly established efficacy in treating infections in these patients. We believe that based on the characteristics of existing treatments, there is a clear need for new agents with superior therapeutic efficacy to treat RNA virus diseases.

In addition to approved products, other companies are developing treatments for RNA virus diseases, including compounds in preclinical and clinical development for HCV, rhinovirus, RSV and influenza infections. These companies include both public and private entities, including well-known, large pharmaceutical companies, chemical companies, biotechnology companies and research institutions. Developments by these or other entities may render our products under development non-competitive or obsolete. Our ability to compete successfully will be based on our ability to:

•	create and maintain scientifically advanced technology;

•	develop proprietary products;

•	attract and retain scientific personnel;

•	obtain patent or other protection for our products;

•	obtain required regulatory approvals; and

•	manufacture and successfully market our products either alone or through outside parties.

Some of our competitors have substantially greater financial, research and development, manufacturing, marketing and human resources and greater experience in product discovery, development, clinical trial management, FDA regulatory review, manufacturing and marketing than we do.

Human Resources

As of January 31, 2003, we had 139 full-time employees. A significant number of our management and professional employees have had prior experience with pharmaceutical, biotechnology or medical products companies. None of our employees is covered by collective bargaining agreements. We believe that we have been successful in attracting skilled and experienced personnel; however, competition for such personnel is intense. We believe that our relations with our employees are good.

Available Information

Our Internet website is www.viropharma.com and you may find our SEC filings on the “Investors” page of that website. We provide access to all of our filings with the United States Securities and Exchange Commission, or SEC, free of charge, as soon as reasonably practicable after filing with the SEC on such site. Our Internet website and the information contained or that website, or accessible from our website, is not intended to be incorporated into this Annual Report on Form 10-K.

Risk Factors

Our disclosure and analysis in this report contains some forward-looking statements. Forward-looking statements give our current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current facts. They use words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” and other words and terms of similar meaning in connection with any discussion of future operating or financial performance. In particular, these include statements relating to present or anticipated scientific progress, development and regulatory approval of potential pharmaceutical products, future revenues, capital expenditures, research and development expenditures, future financings and collaborations, personnel, manufacturing requirements and capabilities, and other statements regarding matters that are not historical facts or statements of current condition.

Any or all of our forward-looking statements in this report may turn out to be wrong. They can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties. Many factors mentioned in the discussion below will be important in determining future results. Consequently, no forward-looking statement can be guaranteed. Actual future results may vary materially. The risks described below are not the only ones facing our company. Additional risks not presently known to us, or that we currently deem immaterial, may also impair our business operations. We do not intend to update our forward-looking statements to reflect future events or developments.

Risks related to our industry, business and strategy

We will not pursue any significant clinical development of Picovir® for the treatment of the common cold until we have a new collaboration partner, which will delay the achievement of profitability.

We have invested a significant portion of our time and financial resources since our inception on the development of Picovir®. The FDA Antiviral Drugs Advisory Committee decided not to recommend the approval of an oral formulation of Picovir® for the treatment of the common cold in March 2002. This event, and our later receipt of the FDA’s “not approvable” letter regarding Picovir® for this indication, has materially and adversely effected our stock price and led to the termination of our collaboration agreement with Aventis Pharmaceuticals Inc. for the co-promotion and co-development of Picovir® and the restructuring of our company in August 2002. The restructuring involved a significant reduction in the size of our workforce, including the sale of our sales force to Aventis. While we are investigating the potential use of an intranasal formulation of Picovir® to treat the common cold, we do not intend to fund any significant clinical development of Picovir® for the treatment of the common cold without a new partner. We may not be able to negotiate a new collaborative arrangement to continue the development of Picovir® for the treatment of the common cold on favorable terms or at all. Furthermore, even if we do find a new partner, we may never be able to successfully commercialize Picovir®.

Our long-term success depends upon our ability to develop and commercialize drug product candidates and if our drug discovery and development programs are not successful, we will not be able to achieve profitability.

We have not completed the development of any of our product candidates. Our failure to develop and commercialize product candidates successfully may cause us to cease operations. We are performing preclinical and clinical research on product candidates for the treatment of hepatitis C. Our potential therapies under development for the treatment of hepatitis C will require significant additional research and development efforts and regulatory approvals prior to any commercializations. We also are optimizing back-up candidates and seeking to discover additional product candidates for the treatment of this and other diseases. Drug discovery and research for RNA virus diseases is a relatively new and challenging area. We cannot be certain that our efforts in this regard will lead to commercially viable products. We may abandon further development efforts of compounds in our hepatitis C program even before such compounds enter clinical trials. We do not know what the final cost to manufacture our hepatitis C product candidates in commercial quantities will be, or the dose required to treat patients and consequently, what the total cost of goods for a treatment regimen will be.

Although we are investigating the potential use of an intranasal formulation of Picovir® to treat the common cold, we do not intend to fund any significant clinical development of Picovir® for the treatment of the common cold without a new partner. Our failure to identify a new partner may cause us to abandon development work on this indication.

In March 2003, we submitted an application for Orphan Drug designation for oral Picovir® in the treatment of life-threatening chronic enteroviral meningoencephalitis in patients with agammaglobulinemia or hypogammaglobulinemia caused by primary immune deficiency (CEMA). Under the Orphan Drug Act, the FDA may designate a drug product an orphan drug if the drug is intended to treat a disease or condition that affects fewer than 200,000 persons in the United States. Orphan drug designation does not reduce the requirements, or shorten the duration, of the regulatory review and approval process. An approved orphan drug may receive marketing exclusivity for seven years following approval under certain conditions, such that the FDA cannot approve another version of the “same” product for the same use during such seven-year period unless the sponsor is unable to supply adequate quantities of the drug. The market exclusivity provision does not, however, prevent the FDA from approving a different drug for the same orphan indication or the same drug for a different indication. The Orphan Drug Act has been controversial, and many legislative proposals have from time to time been introduced in Congress to modify various aspects of the Orphan Drug Act, particularly the market exclusivity provisions. We cannot assure you that new legislation will not be introduced in the future that may adversely impact the availability or attractiveness of orphan drug status for any of our products.

There can be no assurance that our application for Orphan Drug designation for oral Picovir® in the treatment of life-threatening CEMA will be approved. Orphan drug designation does not shorten or simplify the regulatory review and approval process. We will need to work closely with the FDA’s Division of Antiviral Drug Products and agree on the development plans to obtain FDA approval of our drug for the orphan indication. There can be no assurance that we will be able to initiate or successfully conclude any additional clinical testing the FDA may require in support of this indication, that we will be able to file an NDA for this indication on a timely basis or at all, or that the FDA will approve this NDA if and when it is filed.

We do not know whether any of our development products ultimately will be shown to be safe and effective. Moreover, governmental authorities may enact new legislation or regulations that could limit or restrict our development efforts. If we are unable to successfully discover new product candidates or develop our product candidates, we will not have a source of revenue and will not achieve profitability and be able to service our debt requirements. We may receive unfavorable results from ongoing clinical trials of these product candidates in clinical development which may cause us to abandon further development efforts.

Many potential competitors who have greater resources and experience than we do may develop products and technologies that make ours non-competitive or obsolete.

There are many entities, both public and private, including well-known, large pharmaceutical companies, chemical companies, biotechnology companies and research institutions, engaged in developing pharmaceuticals for applications similar to those targeted by us. For example, there are products already marketed for the treatment of hepatitis C. In addition, Eli Lilly, Merck & Co. and Boehringer Ingelheim, among other companies, are developing compounds to treat hepatitis C. Pfizer, Inc. may be developing a compound to treat infections caused by rhinoviruses, which are viruses included in the picornavirus family. Developments by these or other entities may render our products under development non-competitive or obsolete. Furthermore, many of our competitors are more experienced than we are in drug discovery, development and commercialization, obtaining regulatory approvals and product manufacturing and marketing. Accordingly, our competitors may succeed in obtaining regulatory approval for products more rapidly and more effectively than we do. Competitors may succeed in developing products that are more effective and less costly than any that we develop and also may prove to be more successful in the manufacture and marketing of products.

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

Our business is characterized by extensive research efforts and rapid technological progress. New developments in molecular biology, virology, medicinal chemistry and other fields of biology and chemistry are expected to continue at a rapid pace in both industry and academia. Research and discoveries by others may render some or all of our programs or drug candidates non-competitive or obsolete. For example, many of our competitors focus on molecular targets that are different from targets that we are focused on, even though the disease area is the same. If we are focused on the wrong, or a less desirable, molecular target, our drug candidates may not be competitive.

Our business strategy is based, in part, upon the application of our technology platform to discover and develop pharmaceutical products for the treatment of human infectious diseases. This strategy is subject to the risks inherent in the development of new products using new and emerging technologies and approaches. There are no approved drugs on the market for the treatment of certain of the disease indications being targeted by us.

Unforeseen problems may develop with our technologies or applications. We may not be able to successfully address technological challenges that we encounter in our research and development programs and may not ultimately develop commercially feasible products.

Any of our future products may not be accepted by the market, which would harm our business and results of operations.

Even if approved by the FDA and other regulatory authorities, our product candidates may not achieve market acceptance by patients, prescibers or third-party payors. As a result, we may not receive revenues from these products as anticipated. The degree of market acceptance will depend upon a number of factors, including:

•	the receipt and timing of regulatory approvals, and the scope of marketing and promotion activities permitted by such approvals (e.g., the “label” for the product approved by the FDA);

•	the availability of third-party reimbursement including government health administration authorities and private health insurers;

•	the establishment and demonstration in the medical community, such as doctors and hospital administrators, of the clinical safety, efficacy and cost-effectiveness of drug candidates, as well as their advantages over existing treatment alternatives, if any;

•	the effectiveness of the sales and marketing force that may be promoting our products; and

•	the effectiveness of our contract manufacturers.

We may not receive third party reimbursement for any of our future products, which would cause us to lose anticipated revenues and delay achievement of profitability.

Even if we receive regulatory approval to sell any of our product candidates, our future revenues, profitability and access to capital will be determined in part by the price at which we and our distribution partners can sell such approved products. There are continuing efforts by governmental and private third-party payors to contain or reduce the costs of health care through various means. We expect a number of federal, state and foreign proposals to control the cost of drugs through governmental regulation. We are unsure of the form that any health care reform legislation may take or what actions federal, state, foreign, and private payors may take in response to the proposed reforms. Therefore, we cannot predict the effect of any implemented reform on our business.

Our ability to commercialize our product candidates successfully will depend, in part, on the extent to which reimbursement for the cost of such products and related treatments will be available from government health administration authorities, such as Medicare and Medicaid in the United States, private health insurers and other organizations. Significant uncertainty exists as to the reimbursement status of newly approved health care products, particularly for indications for which there is no current effective treatment or for which medical care typically is not sought. Adequate third-party coverage may not be available to enable us to maintain price levels sufficient to realize an appropriate return on our investment in product research and development. If adequate coverage and reimbursement levels are not provided by government and third-party payors for use of our products, our products may fail to achieve market acceptance and we could lose anticipated revenues and experience delayed achievement of profitability and be able to service our debt requirements.

We depend on key personnel and may not be able to retain these employees or recruit additional qualified personnel, which would harm our ability to compete.

Because of the specialized scientific nature of our business, we are highly dependent upon qualified scientific, technical and managerial personnel, including our president and CEO, Michel de Rosen, our vice president, research and development, Mark A. McKinlay, and our vice president, discovery research, Marc S. Collett. Our anticipated growth and expansion into new areas and activities will require additional expertise and the addition of new qualified personnel. There is intense competition for qualified personnel in the pharmaceutical field. Therefore, we may not be able to attract and retain the qualified personnel necessary for the development of our business. Furthermore, we have not entered into non-competition agreements with our key employees. The loss of the services of existing personnel, as well as the failure to recruit additional key scientific, technical and managerial personnel in a timely manner, would harm our research and development programs, our ability to manage day-to-day operations, attract collaboration partners, attract and retain other employees, and generate revenues. We do not maintain key man life insurance on any of our employees.

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

We utilize radioactive and other materials that could be hazardous to human health, safety or the environment. We are subject to stringent federal, state and local laws, rules, regulations and policies governing the use, generation, manufacture, storage, air emission, effluent discharge, handling and disposal of certain materials and wastes. We store these materials and various wastes resulting from their use at our facility pending ultimate use and disposal. Although we believe that our safety procedures for handling and disposing of such materials comply with federal, state and local laws, rules, regulations and policies, the risk of accidental injury or contamination from these materials cannot be entirely eliminated. We may be required to incur significant costs to comply with environmental laws, rules, regulations and policies. Additionally, if an accident occurs, we could be held liable for any resulting damages, and any such liability could exceed our resources. We do not maintain a separate insurance policy for these types of risks and we do not have reserves set aside for environmental claims. Any future environmental claims could harm our financial conditions, results of operations and prevent or interfere with our product commercialization efforts. In addition, compliance with future environmental laws, rules, regulations and policies could lead to additional costs and expenses.

Risks relating to our financial results, structure and need for financing

We have a history of losses and our future profitability is uncertain.

We are a development stage company with no current source of product revenue. We have incurred losses in each year since our inception in 1994. As of December 31, 2002, we had an accumulated deficit of approximately $218.5 million. Our ability to achieve profitability is dependent on a number of factors, including our ability to develop and obtain regulatory approvals for our product candidates, successfully commercialize those product candidates, generate revenues from the sale of products from existing and potential future collaborative agreements, and secure contract manufacturing, distribution and logistics services. We do not know when or if we will complete our product development efforts, receive regulatory approval of any of our product candidates or successfully commercialize any approved products. As a result, we are unable to accurately predict the extent of any future losses or the time required to achieve profitability, if at all. Moreover, we expect to incur additional operating losses over the next several years, primarily due to discovery and development activities with our hepatitis C program, the costs of pursing the development of Picovir® to treat life-threatening chronic meningoencephalitis in patients with agammaglobulinemia or hypogammaglobulinemia caused by primary immune deficiency (CEMA), exploring the possible use of an intranasal formulation of Picovir® for the treatment of the common cold, and business development and discovery research activities seeking new opportunities to expand our product pipeline.

Our restructuring plan may not achieve the intended benefits.

We restructured our company in August 2002. Depending on the results of our efforts during 2003 to advance the product candidates in our pipeline and to add additional product candidates, we may need to implement additional restructuring efforts in the future. Our restructuring efforts to date, and any future restructuring efforts, have placed and may continue to place a significant strain on our managerial, operational, financial and other resources. Additionally, the restructuring may negatively affect our employee turnover, recruiting and retention of employees. We cannot assure you that our restructuring efforts will ultimately make the Company more efficient.

We need substantial additional funding and may not have access to capital. If we are unable to raise capital when needed, we may need to delay, reduce or eliminate research and development programs or our commercialization efforts, which would delay the achievement of profitability.

We will need to raise substantial additional funds to continue our business activities and fund our debt service obligations. We have incurred losses from operations since inception and we expect to incur additional operating losses over at least the next several years. As a result of our restructuring, particularly the termination of our collaboration with Aventis and our decision not to fund any additional significant clinical development of

Picovir® for the treatment of the common cold without a new partner, we expect our expenses and operating losses in 2003 to be lower than we experienced during the first eight months of 2002. However, we expect to continue to incur losses due primarily from limited revenues and costs associated with our discovery and development activities with hepatitis C program, the costs of pursing the development of Picovir® to treat CEMA patients, exploring the possible use of an intranasal formulation of Picovir® for the treatment of the common cold, and business development and discovery research activities seeking new opportunities to expand our product pipeline. We believe that we may require additional capital by 2006, however, our actual capital requirements will depend upon numerous factors, including:

•	our ability to generate revenue and positive cash flow through our collaboration agreement with Wyeth;

•	the cost and progress of our research and development programs;

•	the time and cost involved in obtaining regulatory approvals;

•	the cost of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights;

•	the cost of reducing the principal amount of our outstanding 6% convertible subordinated notes due 2007;

•	the effect of competing technological and market developments;

•	our ability to establish a new partnering arrangement regarding Picovir®;

•	our ability to license our RSV assets to a third party;

•	the effect of changes and developments in our existing collaborative, licensing and other relationships;

•	the terms of any new collaborative, licensing and other arrangements that we may establish;

•	the development of commercialization activities and arrangements; and

•	the outcome of our ongoing securities class action litigation.

We may be unable to raise sufficient funds to complete our development, marketing and sales activities for any of our product candidates. Potential funding sources include:

•	public and private securities offerings;

•	debt financing, such as bank loans; and

•	collaborative, licensing and other arrangements with third parties.

We may not be able to find sufficient debt or equity funding on acceptable terms. If we cannot, we may need to delay, reduce or eliminate research and development programs, as well as other aspects of our business. The sale by us of additional equity securities or the expectation that we will sell additional equity securities may have an adverse effect on the price of our common stock. In addition, collaborative arrangements may require us to grant product development programs or licenses to third parties for products that we might otherwise seek to develop or commercialize ourselves.

We have significant indebtedness and debt service payments which could negatively impact our liquidity.

We are highly leveraged and have significant debt service requirements. In March 2000, we issued $180.0 million of convertible subordinated notes due in March 2007. We purchased $45.1 million in face value of these notes during 2002, and the outstanding principal amount of these notes was $134.9 million at December 31, 2002. This indebtedness impacts us by:

•	requiring us to fund significant interest expense and related debt service costs; and

•	making it more difficult to obtain additional financing.

Our board of directors previously approved a convertible note repurchase program in 2002 to spend up to $20.0 million to purchase a portion of our $180.0 million in convertible notes. We may, in our discretion, purchase the notes in the open market or in privately negotiated transactions from time to time as market conditions warrant. Through December 31, 2002, we have spent $16.4 million to repurchase $45.1 million face value of these convertible notes. We cannot assure you that we will use the remaining $3.6 million of the $20.0 million previously authorized by our board to repurchase additional convertible notes, that if we do purchase additional notes we will be able to do so at favorable prices, or that our board will extend this program beyond the $20.0 million that it originally authorized for this program.

Currently, we are not generating sufficient cash flow from operations to satisfy the annual debt service payments for our outstanding convertible subordinated notes due in March 2007. This will require us to use a portion of our working capital to pay interest or borrow additional funds or sell additional equity to meet our debt service obligations. If we are unable to satisfy our debt service requirements, substantial liquidity problems could result, which would negatively impact our future prospects.

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

Our board has the authority to issue up to 4,800,000 additional shares of preferred stock and to determine the price, privileges and other terms of such shares. Our board may exercise this authority without the approval of, or notice to, our stockholders. Accordingly, the rights of the holders of our common stock may be adversely affected by the rights of the holders of any preferred stock that may be issued in the future. In addition, the issuance of preferred stock may make it more difficult for a third party to acquire a majority of our outstanding voting stock in order to effect a change in control or replace our current management. We are also subject to the anti-takeover provisions of Section 203 of the Delaware General Corporation Law. The application of Section 203 could also delay or prevent a third party or a significant stockholder of ours from acquiring control of us or replacing our current management. In general, Section 203 prohibits a publicly held Delaware corporation from engaging in a business combination with an interested stockholder for a period of three years following the date the person became an interested stockholder, unless the business combination or the transaction in which the person became an interested stockholder is approved in a prescribed manner. Generally, a business combination includes a merger, asset or stock sale, or other transaction resulting in a financial benefit to the interested stockholder. An interested stockholder is a person who, together with affiliates and associates, owns 15% or more of a corporation’s voting stock.

In September 1998, our board of directors adopted a plan that grants each holder of our common stock the right to purchase shares of our series A junior participating preferred stock. This plan is designed to help insure that all our stockholders receive fair value for their shares of common stock in the event of a proposed takeover of us, and to guard against the use of partial tender offers or other coercive tactics to gain control of us without offering fair value to the holders of our common stock. In addition, our charter and bylaws contain certain provisions that could discourage a hostile takeover, such as a staggered board of directors and significant notice provisions for nominations of directors and proposals. The plan and our charter and bylaws may make it more difficult for a third party to acquire a majority of our outstanding voting stock in order to effect a change in control or replace our current management.

Legal proceedings could require us to spend substantial amounts of money and impair our operations.

In March and May 2002, complaints were filed in the United States District Court for the Eastern District of Pennsylvania against us seeking an unspecified amount of damages on behalf of an alleged class of persons who purchased shares of our common stock at various times between July 13, 1999 and March 19, 2002. In July 2002, the complaints were consolidated into a single action. The consolidated complaint names us, as well as certain of our directors and officers, as defendants. The consolidated complaint alleges that we and/or such directors and officers violated federal securities laws by misrepresenting and failing to disclose certain information regarding Picovir®. A judgement against us could materially exceed the coverage that may be available under our directors’ and officers’ liability insurance. In August 2002, we filed a motion to dismiss the consolidated complaint. Although we intend to vigorously defend the actions and believe that we have meritorious defenses against these claims, we do not believe it is feasible to predict or determine the outcome or resolution of these proceedings, or to estimate the amounts of, or potential range of, loss with respect to these proceedings. In addition, the timing of the final resolution of these proceedings is uncertain. The range of possible resolutions of these proceedings could include judgments against us or our directors or officers or settlements that could require substantial payments by us, which could have a material adverse impact on our financial position, results of operations and cash flows. These proceedings might require substantial attention of our management team and therefore divert time and attention from our business and operations.

Risks relating to collaborators

We depend on collaborations with third parties, which may reduce our product revenues or restrict our ability to commercialize products.

We have entered into, and may in the future enter into additional, sales and marketing, distribution, manufacturing, development, licensing and other strategic arrangements with third parties. For example, in December 1999, we entered into an agreement with Wyeth (formerly American Home Products Corporation) to develop jointly products for use in treating the effects of hepatitis C virus in humans. Under the agreement, we licensed to Wyeth worldwide rights under patents and know-how owned by us or created under the agreement. Unless the screening phase of our collaboration is renewed, the joint screening activity under our collaboration will expire in December 2004. If the compound screening component of our agreement with Wyeth is not extended, our independent compound screening activities after December 2004 within the hepatitis C field will be restricted. We are currently engaged in additional discussions relating to other arrangements. We cannot be sure that we will be able to enter into any such arrangements with third parties on terms acceptable to us or at all. Third party arrangements may require us to grant certain rights to third parties, including exclusive marketing rights to one or more products, or may have other terms that are burdensome to us, and may involve the acquisition of our equity securities.

Our ultimate success may depend upon the success of our collaborators. We have obtained, and will attempt to obtain in the future, licensed rights to certain proprietary technologies and compounds from other entities, individuals and research institutions, for which we may be obligated to pay license fees, make milestone payments and pay royalties. In addition, we may in the future enter into collaborative arrangements for the marketing, sales and distribution of our product candidates, which may require us to share profits or revenues. We may be unable to enter into additional collaborative licensing or other arrangements that we need to develop and commercialize our drug candidates. Moreover, we may not realize the contemplated benefits from such collaborative licensing or other arrangements. These arrangements may place responsibility on our collaborative partners for preclinical testing, human clinical trials, the preparation and submission of applications for regulatory approval, or for marketing, sales and distribution support for product commercialization. We cannot be certain that any of these parties will fulfill their obligations in a manner consistent with our best interests. These arrangements may also require us to transfer certain material rights or issue our equity securities to corporate partners, licensees and others. Any license or sublicense of our commercial rights may reduce our product revenue. Moreover, we may not derive any revenues or profits from these arrangements. In addition, our current strategic arrangements may not continue and we may be unable to enter into future collaborations. Collaborators may also pursue alternative technologies or drug candidates, either on their own or in collaboration with others, that are in direct competition with us.

If Sanofi-Synthelabo, the licensor of Picovir®, does not protect our rights under our license agreement with it or does not reasonably consent to our sublicense of rights to Picovir® or if this license agreement is terminated, we may lose revenue and expend significant resources defending our rights.

We have licensed from Sanofi-Synthelabo the exclusive United States and Canadian rights to certain antiviral agents for use in picornavirus indications, which are the subject of U.S. and Canadian patents and patent applications owned by Sanofi-Synthelabo, certain of which cover Picovir® and other of which cover compounds that are either related to Picovir® or have antiviral activity. We depend on Sanofi-Synthelabo to prosecute and maintain certain of these patents and patent applications and protect such patent rights. Failure by Sanofi-Synthelabo to prosecute or maintain such patents or patent applications and protect such patent rights could lead to our loss of revenue. Under certain circumstances, our ability to sublicense our rights under this license agreement is subject to Sanofi-Synthelabo’s consent, which is not to be unreasonably withheld. Under our license agreement, Sanofi-Synthelabo also has exclusive rights to market and sell products covered by these patents and patent applications in countries other than the United States and Canada, although we would receive royalties from Sanofi-Synthelabo on such sales. If Sanofi-Synthelabo does not successfully market and sell products outside of the United States and Canada, we will not receive revenue from royalties on sales of products outside the United States and Canada. If our license agreement with Sanofi-Synthelabo is terminated, our ability to manufacture, develop, market and sell Picovir® would terminate.

Regulatory risks

None of our product candidates is approved for commercial use and if our product candidates do not receive regulatory approval, or if we are unable to comply with applicable regulations and maintain our products’ regulatory approval, we will be limited in our ability to commercialize these products and may never achieve profitability.

We have not received regulatory approval to commercialize any of our product candidates. In May 2002, we received a “not approvable” letter from the FDA in connection with an oral formulation of Picovir® to treat the common cold. In August 2002, we announced the mutual termination of our collaboration with Aventis Pharmaceuticals Inc. for the co-promotion and co-development of Picovir®. Although we are developing an intranasal formulation of Picovir® in order to explore its use for the treatment of the common cold, we do not intend to fund any significant clinical development of Picovir® for the treatment of the common cold without a new partner. Our failure to identify a new partner may cause us to abandon development work on this indication.

In March 2003, we submitted an application for Orphan Drug designation for oral Picovir® in the treatment of life-threatening chronic enteroviral meningoencephalitis in patients with agammaglobulinemia or hypogammaglobulinemia caused by primary immune deficiency (CEMA). Under the Orphan Drug Act, the FDA may designate a drug product an orphan drug if the drug is intended to treat a disease or condition that affects fewer than 200,000 persons in the United States. Orphan drug designation does not reduce the requirements of, or shorten the duration of, the regulatory review and approval process. An approved orphan drug receives marketing exclusivity for seven years following approval under certain conditions, such that the FDA cannot approve another version of the “same” product for the same use during such seven-year period unless the sponsor is unable to supply adequate quantities of the drug. The market exclusivity provision does not, however, prevent the FDA from approving a different drug for the same orphan indication or the same drug for a different indication. The Orphan Drug Act has been controversial, and many legislative proposals have from time to time been introduced in Congress to modify various aspects of the Orphan Drug Act, particularly the market exclusivity provisions. There can be no assurance that new legislation will not be introduced in the future that may adversely impact the availability or attractiveness of orphan drug status for any of our products.

There can be no assurance that our application for Orphan Drug designation for oral Picovir® in the treatment of life-threatening CEMA will be approved. Orphan drug designation does not shorten or simplify the regulatory review and approval process. We will need to work closely with the FDA’s Division of Antiviral Drug Products and agree on the development plans to obtain FDA approval of our drug for the orphan indication. There can be no assurance that we will be able to initiate or successfully conclude any additional clinical testing the FDA may require in support of this indication, that we will be able to file an NDA for this indication on a timely basis or at all, or that the FDA will approve this NDA if and when it is filed.

Our other product candidates are at early stages of development and may not be shown to be safe or effective. We may never receive regulatory approvals for these product candidates. We will need to complete preclinical and clinical testing of each of our product candidates before submitting marketing applications. Negative, inconclusive or inconsistent clinical trial results could prevent regulatory approval, increase the cost and timing of regulatory approval or cause us to perform additional studies or to file for a narrower indication than we currently plan. In 2001, the FDA enacted new regulations requiring the development and submission of pediatric use data for new drug products. Our failure to obtain these data, or to obtain a deferral of, or exemption from, this requirement could adversely affect our chances of receiving regulatory approval, or could result in regulatory or legal enforcement actions.

The development of any of our product candidates is subject to many risks, including the risk that:

•	the product candidate is found to be ineffective or unsafe;

•	the clinical test results for a product candidate delay or prevent regulatory approval;

•	the FDA forbids us to initiate or continue testing of our product candidates in human clinical trials;

•	the product candidate cannot be developed into a commercially viable product;

•	the product candidate is difficult or costly to manufacture;

•	the product candidate later is discovered to cause adverse effects that prevent widespread use, require withdrawal from the market, or serve as the basis for product liability claims;

•	third party competitors hold proprietary rights that preclude us from marketing the product; and

•	third party competitors market a more clinically effective or more cost-effective product.

Even if we believe that clinical data demonstrate the safety and efficacy of our product candidate, regulators may disagree with us, which could delay, limit or prevent the approval of our product candidates. As a result, we may not obtain regulatory approval, or even if a product is approved, we may not obtain the labeling claims we believe are necessary or desirable for the promotion of the product. In addition, regulatory approval may take longer than we expect as a result of a number of factors, including failure to qualify for priority review of our application. All statutes and regulations governing the approval of our product candidates are subject to change in the future. These changes may increase the time or cost of regulatory approval, limit approval, or prevent it completely.

Even if we receive regulatory approval for our product candidates, the later discovery of previously unknown problems with a product, manufacturer or facility may result in restrictions, including withdrawal of the product from the market. Approval of a product candidate may be conditioned upon certain limitations and restrictions as to the drug’s use, or upon the conduct of further studies, and may be subject to continuous review.

After approval of a product, we will have significant ongoing regulatory compliance obligations, and if we fail to comply with these requirements, we could be subject to penalties, including:

•	warning letters;

•	fines;

•	product recalls;

•	withdrawal of regulatory approval;

•	operating restrictions;

•	disgorgement of profits;

•	injunctions; and

•	criminal prosecution.

If we are unable to commercialize our product candidates as anticipated, we will not have a source of continuing revenue and we will be unable to achieve profitability and be able to service our debt requirements.

The regulatory process is expensive, time consuming and uncertain and may prevent us from obtaining required approvals for the commercialization of our product candidates.

We have a product candidates for the treatment of hepatitis C in preclinical and clinical development. We must complete significant research and development, laboratory testing, and clinical testing on these product candidates before we submit marketing applications in the United States and abroad. In March 2003, we submitted an application for Orphan Drug designation for oral Picovir® in the treatment of life-threatening chronic enteroviral meningoencephalitis in patients with agammaglobulinemia or hypogammaglobulinemia caused by primary immune deficiency (CEMA). We may need to conduct additional studies of Picovir® to support an approval for this indication. These studies can be very costly and time-consuming. There is no assurance that we will ever submit an NDA for this indication, or even if we do, that any NDA that we submit will ever will be approved. Moreover, orphan drug designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process. In addition, we rely on third party contract research organizations to perform significant aspects of our studies, introducing additional sources of risk into our development programs.

The rate of completion of clinical trials depends upon many factors, including the rate of enrollment of patients. Although hepatitis C is a chronic disease, viral illnesses generally are acute diseases. The acute nature of these disease targets, the fact that some of these diseases have peak incidence rates during certain times of the year, and the difficulties in anticipating where disease outbreaks will occur, may affect patient enrollment in our clinical trials for acute diseases. If we are unable to accrue sufficient clinical patients during the appropriate period, we may need to delay our clinical trials and incur significant additional costs. In addition, FDA or Institutional Review Boards may require us to delay, restrict, or discontinue our clinical trials on various grounds, including a finding that the subjects or patients are being exposed to an unacceptable health risk. Moreover, we may be unable to submit an NDA to the FDA for our product candidates within the timeframe we currently expect. Once an NDA is submitted, an NDA must be approved by the FDA before we can commercialize the product described in the application. The cost of human clinical trials varies dramatically based on a number of factors, including:

•	the order and timing of clinical indications pursued;

•	the extent of development and financial support from corporate collaborators;

•	the number of patients required for enrollment;

•	the difficulty of obtaining clinical supplies of the product candidate; and

•	the difficulty in obtaining sufficient patient populations and clinicians.

All statutes and regulations governing the conduct of clinical trials are subject to change in the future, which could affect the cost of our clinical trials. Any unanticipated costs or delays in our clinical studies could delay the commercialization of the product and harm our ability to achieve profitability.

Even if we obtain positive preclinical or clinical trial results in initial studies, future clinical trial results may not be similarly positive. As a result, ongoing and contemplated clinical testing, if permitted by governmental authorities, may not demonstrate that a product candidate is safe and effective in the patient population and for the disease indications for which we believe it will be commercially advantageous to market the product. The failure of our clinical trials to demonstrate the safety and efficacy of our desired indications could delay the commercialization of the product and harm our ability to raise capital and achieve profitability and be able to service our debt requirements.

If we fail to comply with regulatory requirements, or if we experience unanticipated problems with our approved products, our products could be subject to restrictions or withdrawal from the market.

Any product for which we obtain marketing approval from the FDA, along with the manufacturing processes, post-approval clinical data collection and promotional activities for such product, will be subject to continual review and periodic inspection by the FDA and other regulatory bodies. Later discovery of previously unknown problems with our products or manufacturing processes, or failure to comply with regulatory requirements, may result in restrictions on such products or manufacturing processes, withdrawal of the products from the market, or the imposition of civil or criminal penalties.

Risks relating to intellectual property

We depend on patents and proprietary rights, which may offer only limited protection against potential infringement and if we are unable to protect our patents and proprietary rights, we may lose the right to develop, manufacture, market or sell products and lose sources of revenue.

The pharmaceutical industry places considerable importance on obtaining patent and trade secret protection for new technologies, products and processes. Our success depends, in part, on our ability to develop and maintain a strong patent position for our products and technologies both in the United States and in other countries. Litigation or other legal proceedings may be necessary to defend against claims of infringement, to enforce our patents, or to protect our trade secrets, and could result in substantial cost to us and diversion of our efforts. We intend to file applications as appropriate for patents covering the composition of matter of our drug candidates, the proprietary processes for producing such compositions, and the uses of our drug candidates. We own eleven issued United States patents, two non-United States patents and have fourteen pending United States patent applications. We also have filed international, regional and non-United States national patent applications in order to pursue patent protection in major foreign countries.

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

In August 2002, Aventis Pharmaceuticals Inc. acquired our sales force, which totaled nearly 200 people. Therefore, we may need to develop a marketing and sales staff in the future. We may need both to successfully commercialize any of our product candidates. The development of a marketing and sales capability will require significant expenditures, management resources and time. We may be unable to build such a sales force, the cost of establishing such a sales force may exceed any product revenues, or our marketing and sales efforts may be unsuccessful. We may not be able to find a suitable sales and marketing partner for our products. If we are unable to successfully establish a sales and marketing capability in a timely manner or find suitable sales and marketing partners, our business and results of operations will be harmed. Even if we are able to develop a sales force or find a suitable marketing partner, we may not successfully penetrate the markets for any of our proposed products.

We currently depend, and will in the future depend, on third parties to manufacture our products and product candidates. If these manufacturers fail to meet our requirements and the requirements of regulatory authorities, our business, financial condition and results of operations will be harmed.

We do not have the internal capability to manufacture commercial quantities of pharmaceutical products following the FDA’s current Good Manufacturing Practices, or GMP. In order to continue to develop products, apply for regulatory approvals and commercialize our products, we will need to contract for or otherwise arrange for the necessary manufacturing capabilities.

There are a limited number of manufacturers that operate under the FDA’s GMP capable of manufacturing our products. If we are unable to enter into supply and processing contracts with any of these manufacturers or processors, there may be additional costs and delay in the development and commercialization of our products. Even if we are able to enter into supply and processing contracts with any of these manufacturers or processors, but such manufacturers or processors are unable to satisfy our requirements, there may be additional cost and delay in the development or commercialization of our products. If we are required to find an additional or alternative source of supply, there may be additional cost and delay in the development or commercialization of our products. Additionally, the FDA inspects all commercial manufacturing facilities before approving an NDA for a drug manufactured at those sites. If any of our manufacturers or processors fails to pass this FDA inspection, the approval and eventual commercialization of our products may be delayed.

If our product manufacturers fail to comply with regulatory requirements, our product commercialization could be delayed or subject to restrictions.

Any contract manufacturers that we use must adhere to the FDA’s regulations on current Good Manufacturing Practices, which are enforced by the FDA through its facilities inspection program. These facilities must pass a plant inspection before the FDA will issue an approval of the product. The manufacture of product at these facilities will be subject to strict quality control, testing and recordkeeping requirements. Moreover, while we may choose to manufacture products in the future, we have no experience in the manufacture of pharmaceutical products for clinical trials or commercial purposes. If we decide to manufacture products, we would be subject to the regulatory requirements described above. In addition, we would require substantial additional capital and would be subject to delays or difficulties encountered in manufacturing pharmaceutical products. No matter who manufactures the product, we will be subject to continuing obligations regarding the submission of safety reports and other post-market information.

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

We, or our manufacturers with whom we contract, may not be able to maintain adequate relationships with current or future suppliers of raw or intermediate materials for use in manufacturing our products or product candidates. If our current manufacturing sources and suppliers are unable or unwilling to make these materials available to us, or our manufacturers, in required quantities or on acceptable terms, we would likely incur significant costs and delays to qualify alternative manufacturing sources and suppliers. If we are unable to identify and contract with alternative manufacturers when needed, sales of our products would be delayed or reduced and will result in significant additional costs.

Risks related to our common stock

Our stock price could continue to be volatile.

Our stock price, like the market price of the stock of other development-stage pharmaceutical companies has been volatile. For example, during 2002 the market price for our common stock traded between $0.86 and $23.03 per share.

The following factors, among others could have a significant impact on the market for our common stock:

•	the results of preclinical studies and clinical trials with respect to our product candidates in development or those of our competitors;

•	developments with our collaborators;

•	announcements of technological innovations or new products by us or our competitors;

•	litigation or public concern as to the safety or efficacy of our products or our competitors’ products;

•	the outcome of our currently ongoing class action securities litigation;

•	developments in patent or other proprietary rights of ours or our competitors (including litigation);

•	any other future announcements concerning us or our competitors;

•	future announcements concerning our industry;

•	governmental regulation;

•	actions by the Securities and Exchange Commission or other regulatory agencies;

•	changes or announcements of changes in reimbursement policies;

•	period to period fluctuations in our operating results;

•	our cash balances;

•	changes in estimates or our performance by securities analysts; and

•	general market conditions.

Future sales of our common stock in the public market could adversely affect our stock price.

We cannot predict the effect, if any, that future sales of our common stock or the availability for future sale of shares of our common stock or securities convertible into or exercisable for our common stock will have on the market price of our common stock prevailing from time to time. For example, in connection with a May 1999 private placement, we filed a registration statement on Form S-3 with the Securities and Exchange Commission on July 3, 2001 to register approximately 2.4 million shares of our common stock issued, or issuable, to the investor. Additionally, the registration statement on Form S-3 filed on July 3, 2001, allows us to sell up to an additional $212.0 million of securities in a “universal shelf” offering. The registration statement provides us with the flexibility to determine the type of security we choose to sell, including common stock, preferred stock, warrants and debt securities, as well as the ability to time such sales when market conditions are favorable. The registration statement became effective on October 19, 2001. In order for us to issue securities registered on this registration statement we must either have an aggregate market value of the voting and non-voting common equity excluding shares held by our affiliates of $75 million or more, or we must file a post effective amendment to the registration statement on Form S-2 or S-1.

In connection with Aventis’ purchase of shares of our common stock, we filed a registration statement on Form S-3 with the Securities and Exchange Commission to register 3.0 million shares of our common stock which may be resold by Aventis from time to time.

As of February 28, 2003, we had outstanding options to purchase 3,038,091 shares of our common stock at a weighted average exercise price of $14.02 per share (1,586,500 of which have not yet vested) issued to employees, directors and consultants pursuant to our 1995 Stock Option and Restricted Share Plan, and outstanding options to purchase 405,000 shares of our common stock at a weighted average exercise price of $1.16 per share (405,000 of which have not yet vested) to non-executive employees pursuant to our 2001 Stock Option Plan. In order to attract and retain key personnel, we may issue additional securities, including stock options, in connection with our employee benefit plans, or may lower the price of existing stock options. Sale, or the availability for sale, of substantial amounts of common stock by our existing stockholders pursuant to an effective registration statement or under Rule 144, through the exercise of registration rights or the issuance of shares of common stock upon the exercise of stock options or warrants, or the conversion of our preferred stock, or the perception that such sales or issuances could occur, could adversely affect the prevailing market prices for our common stock.

As of December 31, 2002, we also had outstanding warrants exercisable for 595,000 shares of our common stock with an exercise price of $9.53 per share.

If we are unable to comply with Nasdaq’s continued listing requirements, our common stock could be delisted from the Nasdaq National Market.

Our common stock trades on The Nasdaq National Market, which has certain compliance requirements for continued listing of common stock, including a series of financial tests relating to shareholder equity, public float, number of market makers and shareholders, and maintaining a minimum bid price per share for our common stock. The result of delisting from The Nasdaq National Market could be a reduction in the liquidity of any investment in our common stock and a material adverse effect on the price of our common stock. Delisting could reduce the ability of holders of our common stock to purchase or sell shares as quickly and as inexpensively as they could have done in the past. This lack of liquidity would make it more difficult for us to raise capital in the future.

Continued listing under one alternative requires us to maintain $10 million in stockholders’ equity and our common stock to maintain a minimum bid price of $1.00 per share. While our stockholders’ equity currently exceeds $10 million, there is no assurance that we will be able to maintain stockholders’ equity above this level in the future. Continued listing under another alternative does not require us to maintain stockholders’ equity in excess of $10 million, but does require our common stock to maintain a minimum bid price of $3.00 per share if our stockholders’ equity is less than $10 million. The bid price for our common stock dropped below $1.00 at certain times during 2002. If our common stock price falls below $1.00 for thirty consecutive days, Nasdaq would send us a “deficiency notice” informing us that we would be delisted after ninety days unless our common stock trades above $1.00 for at least ten consecutive trading days during such ninety day period. If we were unable to regain compliance for the National Market, we would have the option, subject to Nasdaq approval, of transferring to The Nasdaq SmallCap Market, where we would be permitted additional time to remedy a bid price deficiency, while remaining eligible for National Market reinstatement.

If our stock is delisted from the Nasdaq Stock Market and our stock price declines significantly, then our stock could become subject to penny stock rules, which may make it more difficult for you to sell your shares.

The Securities and Exchange Commission has adopted regulations which define a “penny stock” to be any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions described below. For any transaction involving a penny stock, unless exempt, these rules require delivery, prior to any transaction in a penny stock, of a disclosure schedule relating to the penny stock market. Disclosure is also required to be made about current quotations for the securities and about commissions payable to both the broker-dealer and the registered representative. Finally, broker-dealers must send monthly statements to purchasers of penny stocks disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. The foregoing penny stock restrictions will not apply to our shares of common stock if: (1) they continue to be listed on The Nasdaq National Market; (2) certain price and volume information is publicly available about our shares on a current and continuing basis; and (3) we meet certain minimum net tangible assets or average revenue criteria. Our common stock may not continue to qualify for an exemption from the penny stock restrictions. If our shares of common stock were subject to the rules on penny stocks, the liquidity of our common stock would be severely harmed.

ITEM 2.     PROPERTIES

Our corporate facilities located in Exton, Pennsylvania currently occupy approximately 86,500 square feet. The lease, which will expire in 2008, has two 5-year renewal options, monthly base rent and additional provisions for allocation of direct expense charges for utilities, maintenance, insurance and property taxes. We also lease approximately 30,000 square feet of additional office space. The term of the lease for this additional space is fifteen years. We are currently uncertain as to the future use of this office space and are exploring several potential opportunities related to its use, including subleasing it.

ITEM 3.     LEGAL PROCEEDINGS

In March and May 2002, purported class action complaints were filed in the United States District Court for the Eastern District of Pennsylvania against us seeking an unspecified amount of damages on behalf of an alleged class of persons who purchased shares of our common stock at various times between July 13, 1999 and

March 19, 2002. In July 2002, the complaints were consolidated into a single action. The consolidated complaint names us, as well as certain of our directors and officers, as defendants. The consolidated complaint alleges that we and/or such directors and officers violated federal securities laws by misrepresenting and failing to disclose certain information regarding Picovir®. A judgement against us could materially exceed the coverage that may be available under our directors’ and officers’ liability insurance. In August 2002, we filed a motion to dismiss the consolidated complaint. Although we intend to vigorously defend the action and believe that we have meritorious defenses against these claims, we do not believe it is feasible to predict or determine the outcome or resolution of these proceedings, or to estimate the amounts of, or potential range of, loss with respect to these proceedings. In addition, the timing of the final resolution of these proceedings is uncertain. The range of possible resolutions of these proceedings could include judgments against us or our directors and officers or settlements that could require substantial payments by us, which could have a material adverse impact on our financial position, results of operations and cash flows. These proceedings might require substantial attention of our management team and therefore divert time and attention from our business and operations.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

Executive Officers of the Registrant

The following is a list of our executive officers, including their ages, as of December 31, 2002:

Name	Age	Position
Michel de Rosen	51	President, Chief Executive Officer and Chairman of the Board of Directors
Marc S. Collett, Ph.D.	51	Vice President, Discovery Research
Thomas F. Doyle	42	Vice President, General Counsel and Secretary
Richard A. Farley	46	Vice President, Human Resources
Jeffrey R. Hincks, Ph.D. .	45	Vice President, Preclinical Development
Mark A. McKinlay, Ph.D.	51	Vice President, Research & Development
Vincent J. Milano	39	Vice President, Chief Financial Officer and Treasurer

Michel de Rosen has served as Chairman of the Board of Directors since September 2002, President and Chief Executive Officer of the Company since August 2000, and as a director since May 2000. Prior to joining ViroPharma, Mr. de Rosen held several key positions in Rhone-Poulenc Pharma and Rhone-Poulenc Rorer (now Aventis), including Chairman and Chief Executive Officer until December 1999. Mr. de Rosen began his career at the French Ministry of Finance and has served in several leading government positions with the French Ministry and the French Secretary of Defense. Mr. de Rosen holds an MBA from the Ecole des Hautes Etudes Commerciales in France. Mr. de Rosen is also a director of ABB Ltd.

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

Thomas F. Doyle has served as Vice President, General Counsel of ViroPharma since November 1997, as Secretary since February 1997 and as Executive Director, Counsel since joining ViroPharma in November 1996. From 1990 until 1996, Mr. Doyle was a corporate attorney with the law firm of Pepper, Hamilton LLP. Mr. Doyle received his J.D. from Temple University School of Law. Prior to attending Temple University, Mr. Doyle was a Certified Public Accountant. Mr. Doyle received his B.S. in Accounting from Mt. St. Mary’s College.

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

PART II

ITEM 5. MARKET	FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

Our common stock is traded on the National Market segment of The Nasdaq Stock Market under the symbol “VPHM.” We commenced trading on The Nasdaq Stock Market on November 19, 1996. The following table sets forth the high and low sale prices as quoted on The Nasdaq Stock Market for each quarter of 2001 and 2002 and through February 15, 2003.

	High	Low
Year ended December 31, 2001
First Quarter	$31.63	$12.75
Second Quarter	$41.00	$25.27
Third Quarter	$35.67	$20.57
Fourth Quarter	$29.30	$18.00

Year ended December 31, 2002
First Quarter	$23.03	$4.88
Second Quarter	$5.17	$1.25
Third Quarter	$1.75	$0.88
Fourth Quarter	$1.90	$0.86

First Quarter 2003 (through February 15, 2003).	$2.40	$1.42

Holders and Dividends

There were approximately 631 record holders of our common stock as of March 1, 2003. We have never declared or paid any cash dividends on our common stock. We have declared and paid dividends in the past on our previously outstanding series A convertible participating preferred stock. As of February 1, 2003, we had no shares of preferred stock outstanding. Any future determination to pay dividends will be at the discretion of our board of directors and will be dependent on then existing conditions, including our financial condition, results of operations, contractual restrictions, capital requirements, business and other factors our board of directors deems relevant. In addition, our business loan agreements restrict our ability to declare and pay cash dividends.

ITEM 6.     SELECTED FINANCIAL DATA

The selected financial data presented below under the caption “Consolidated Balance Sheet Data” as of December 31, 1998, 1999, 2000, 2001 and 2002, and under the caption “Consolidated Statement of Operations Data” for the years ended December 31, 1998, 1999, 2000, 2001 and 2002 are derived from the consolidated financial statements of the Company which have been audited by KPMG LLP, independent accountants. The data set forth below should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations, the Consolidated Financial Statements and the Notes thereto and the other financial information included elsewhere in this Report. We are considered a “development stage company” as described in Note 1 of the Company’s Consolidated Financial Statements.

	Year Ended December 31,
	1998	1999	2000	2001	2002
Consolidated Statement of Operations Data:
License fee and milestone revenue	$1,500,000	$—	$2,000,000	$3,384,615	$5,333,440
Other revenue	—	—	—	—	203,400

Total revenues	1,500,000	—	2,000,000	3,384,615	5,536,840

Continuing operating expenses incurred in the development stage:
Research and development	25,130,232	26,055,884	37,410,189	42,142,315	38,147,298
Acquisition of technology rights	—	—	—	16,500,000	—
Marketing	1,069,750	1,283,317	2,326,896	11,806,768	6,791,106
General and administrative	3,306,050	3,703,135	6,289,663	12,119,128	9,510,212

Total operating expenses	29,506,032	31,042,336	46,026,748	82,568,211	54,448,616
Gain on repurchase of debt	—	—	—	—	27,894,260
Interest income	1,771,564	1,708,212	11,990,551	12,321,542	5,428,831
Interest expense	167,648	165,914	9,781,177	11,619,150	11,034,198

Loss from continuing operations	(26,402,116)	(29,500,038)	(41,817,374)	(78,481,204)	(26,622,883)
Income (loss) from discontinued sales operations	—	—	—	(4,476,244)	10,816,807

Net loss	$(26,402,116)	$(29,500,038)	$(41,817,374)	$(82,957,448)	$(15,806,076)

Net loss allocable to common stockholders	$(26,402,116)	$(34,574,571)	$(42,544,726)	$(83,302,690)	$(15,806,076)

Loss per share from continuing operations:
Basic	$(2.30)	$(2.42)	$(2.75)	$(4.32)	$(1.11)

Diluted	$(2.30)	$(2.42)	$(2.75)	$(4.32)	$(1.11)

Income (loss) per share from discontinued sales operations:
Basic	$—	$—	$—	$(0.25)	$0.45

Diluted	$—	$—	$—	$(0.25)	$0.45

Net loss per share allocable to common stockholders:
Basic	$(2.30)	$(2.84)	$(2.80)	$(4.59)	$(0.66)

Diluted	$(2.30)	$(2.84)	$(2.80)	$(4.59)	$(0.66)

Shares used in computing income (loss) per share amounts:
Basic	11,485,589	12,181,853	15,210,964	18,167,303	23,952,940
Diluted	11,485,589	12,181,853	15,210,964	18,167,303	23,952,940

	December 31,
	1998	1999	2000	2001	2002
Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments	$20,011,782	$66,852,920	$203,335,180	$240,040,193	$158,281,544
Working capital	11,490,395	58,691,259	196,279,631	220,620,940	152,771,841
Total assets	23,657,401	72,085,866	222,438,830	266,180,803	173,530,757
Long-term obligations	1,822,917	525,000	180,325,000	180,125,000	134,908,334
Total stockholders’ equity	12,836,031	58,291,236	23,986,548	39,429,714	27,810,771

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We have not been profitable from operations since inception and have incurred a cumulative net loss of approximately $218.5 million through December 31, 2002. While we were profitable in the third and fourth quarters of 2002 as a result of gains recognized from the sale of our sales force and the purchase of a portion of our 6% convertible subordinated notes due 2007, we had a net loss allocable to common stockholders of approximately $15.8 million for the year ended December 31, 2002. Losses have resulted principally from costs incurred in research and development activities, general and administrative expenses and sales and marketing expenses. We expect to incur additional operating losses over the next several years.

Since inception, we have devoted substantially all of our resources to our research, sales and marketing and product development programs. In the first eight months of 2002, we earned detailing fees of approximately $17.2 million for promoting Nasacort® AQ and Allegra®, two products owned by Aventis Pharmaceuticals Inc. (Aventis). We stopped promoting Nasacort® AQ and Allegra® at the end of August 2002. As a result of the sale of our sales force, we will earn no future revenue from detailing Aventis or other products and we have accounted for all Nasacort® AQ and Allegra® promotion related activities as discontinued sales operations. We have generated no revenues from sales of our own products and have been dependent upon funding primarily from equity and debt financing.

In January 2003, we announced that ViroPharma and Wyeth recently initiated a phase I clinical study to evaluate our lead HCV product candidate, HCV-371. We anticipate having data that will allow us to assess the antiviral activity of HCV-371 by mid-2003. If the data from this study are supportive, the companies plan to advance HCV-371 into additional studies in HCV-infected patients in mid-2003. We cannot assure you that data from our ongoing phase 1 clinical study for HCV-371 will warrant advancing this compound into additional studies in HCV-infected patients. ViroPharma and Wyeth are advancing several distinct compound classes shown to inhibit viral replication activities in preclinical studies, and expect at least one additional compound to enter human trials by the end of 2003.

In March 2003, we submitted an application for Orphan Drug designation for oral Picovir® in the treatment of life-threatening chronic enteroviral meningoencephalitis in patients with agammaglobulinemia or hypogammaglobulinemia caused by primary immune deficiency (CEMA). Since August 1996, we have made Picovir® available on an open label basis for patients with severe or life-threatening diseases caused by picornaviruses. CEMA patients comprise a portion of the patients enrolled in our compassionate use program. In addition, we announced that we are continuing to explore ways to maximize the value of Picovir® by evaluating an intranasal approach to treating the common cold. ViroPharma is in discussions with potential partners for this program. We do not intend to fund any additional significant clinical development of Picovir® for the treatment of the common cold without a partner.

Also in January 2003, we announced that we have decided to discontinue the development of our phase 1 and pre-clinical RSV compounds. This decision was based on the combination of the cost of advancing the program and the timeframe to commercialization. We are actively seeking to out license our RSV assets.

In August 2002, we announced a restructuring of our operations, and we and Aventis mutually agreed to terminate our collaboration for Picovir®. As part of the restructuring, we reduced our workforce by approximately 63%, which included selling our sales force to Aventis and reductions in development, commercial operations and administration. We also announced that we do not intend to fund any additional significant clinical development of Picovir® for the treatment of the common cold without a new partner and that we will focus our resources on the continued development of our HCV product candidates with Wyeth, the exploration of alternatives regarding the future development of Picovir® for the treatment of diseases caused by picornaviruses, and pursuing new research and development opportunities to expand our pipeline.

Under our agreement with Aventis that ended our collaboration to co-develop and co-promote Picovir®, Aventis returned Picovir® to us, and both parties received mutual releases of all obligations without incurring termination fees. Aventis has compensated us for Aventis’ current share of development and commercial expenses through July 2002 and our detailing fees through August 2002, and we returned to Aventis advance milestone payments of $20.0 million. Aventis also purchased 3 million shares of our common stock with a fair market value of $4.59 million. In a separate agreement, Aventis acquired our sales force for $15.41 million. The sales force promoted products from the Aventis respiratory portfolio, Nasacort® AQ and the Allegra® family, through August 2002. In accordance with the terms of the aforementioned agreements, the Company and Aventis offset all amounts due to each other with respect to the settlement, purchase of stock and sale of the sales force.

As a result of our restructuring, we expect our expenses and operating losses in 2003 to be lower than we experienced during the first eight months of 2002. Our expected decreases in expenses and operating losses will be due to lower development, marketing, sales and general and administrative expenses. As a result of our restructuring, we expect to have sufficient cash available at the beginning of 2003 to fund our planned business operations and debt service requirements for an additional three years.

In order to improve our capital structure and reduce annual interest expense, in 2002 our board of directors approved a convertible note repurchase program to spend up to $20.0 million to purchase a portion of our outstanding 6% convertible subordinated notes due 2007. Through December 31, 2002, we have purchased an aggregate of $45.1 million in principal amount of our convertible notes for approximately $16.4 million. We may, in our discretion, purchase additional notes in the open market or in privately negotiated transactions from time to time as market conditions warrant. There can be no assurance that we will be able to purchase any additional notes at prices favorable to us, or at all.

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

In March and May 2002, we and certain of our directors were named as defendants in purported class actions filed in the United States District Court for the Eastern District of Pennsylvania. In July 2002, these actions were consolidated into a single complaint. The plaintiffs in these actions have alleged that certain statements by us about Picovir® were misleading. A judgment against us could materially exceed the coverage which may be available under our directors’ and officers’ liability insurance. We filed a motion to dismiss this action in August 2002. We are vigorously defending ourselves against this action and believe we have meritorious defenses against these claims. While it is not feasible to predict the outcome of this claim at this time, the ultimate resolution of this action could require substantial payment by the Company which could have a material adverse effect on our financial position and the resolution of this matter during a specific period could have a material adverse effect on the quarterly or annual operating results for that period. To date no liability related to this matter has been reflected in our consolidated balance sheet.

Critical Accounting Policies

Our consolidated financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America. Preparing consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. These estimates and assumptions are affected by the application of our accounting policies. Critical policies and practices are both most important to the portrayal of a company’s financial condition and results of operations, and require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effects of matters that are inherently uncertain. Due to the nature of our business and our stage of development, we do not currently face the many complex or subjective judgments that face companies that are further along in their life cycle that may be necessary in applying accounting policies. Our decision to apply APB Opinion No. 25 to account for our stock option plans rather than SFAS No. 123 is one area where our practice could be construed to be critical. Had we applied SFAS No. 123 our net loss allocable to common shareholders in 2000, 2001 and 2002 would have been increased by approximately $7.1 million, $10.2 million and $11.7 million, respectively.

Liquidity and Capital Resources

We commenced operations in December 1994. We are a development stage company and, other than detailing fees from Discontinued Sales Operations earned in the first eight months of 2002 for promoting products owned by Aventis, we have not generated revenues from product sales. The cash flows used in operations historically have been applied to research and development activities and the supporting Picovir® marketing and general and administrative expenses. We expect that the most significant sources of our near-term operating expenses will be discovery and development activities with our hepatitis C program, the exploration of alternatives regarding the future development of Picovir® for the treatment of life-threatening chronic meningoencephalitis in patients with agammaglobulinemia or hypogammaglobulinemia caused by primary immune deficiency (CEMA), and business development activities seeking new opportunities to expand our pipeline. We do not expect significant future expenses on our RSV candidates due to our decision to discontinue the development of our phase 1 and pre-clinical RSV compounds. This decision was based on the combination of the cost of advancing the program and the timeframe to commercialization. We are actively seeking to out license our RSV assets.

Through December 31, 2002, we have used approximately $206.9 million of cash in operating activities. We invest our cash in short-term investments. Through December 31, 2002, we have used approximately $160.6 million in investing activities, including $144.7 million in short-term investments and $15.9 million in equipment purchases and new construction. Through December 31, 2002, we have financed our operations primarily through private and public offerings of common stock, a convertible subordinated notes offering, private placements of redeemable preferred stock, two bank loans and equipment lease lines totaling approximately $383.5 million, net of approximately $16.4 million used to repurchase $45.1 million in principal amount of our 6% convertible subordinated notes.

For the year ended December 31, 2002, we have used approximately $61.7 million of cash in operating activities. We invest our cash in short-term investments. For the year ended December 31, 2002, cash provided by investing activities was approximately $84.2 million, including $88.0 million in short-term investments, net of $3.8 million in equipment purchases and new construction. For the year ended December 31, 2002, we have used approximately $16.3 million of cash in financing activities, which primarily relates to cash used to repurchase $45.1 million in principal amount of our 6% convertible subordinated notes. At December 31, 2002, we had cash and cash equivalents and short-term investments aggregating approximately $158.3 million.

We have financed substantially all of our equipment, other than automobiles for our former sales force, under two bank loans. The first bank loan, which we entered into in February 1997, is for $0.6 million, is payable in equal monthly installments over 72 months and has a 9.06% interest rate. The second bank loan, which we entered into in December 1998, is for $0.5 million, is payable in equal monthly installments over 60 months and has a 7.25% interest rate. At December 31, 2002, aggregate outstanding borrowings under these bank loans were approximately $0.1 million.

We amended and restated our agreement with Sanofi-Synthelabo in February 2001. Under this agreement, we are required to make royalty payments on any sales in the United States and Canada of products developed under the agreement, which royalty payments will be reduced upon the expiration of the last patent on Picovir® or any related drug.

In 2001 and early 2002, we entered into a series of commercial supply agreements with Picovir® bulk drug and finished product manufacturers. We have concluded two of these arrangements with the respective manufacturers and have paid approximately $3.8 million during 2002 to conclude the arrangements. We believe we have no further financial obligations under these arrangements.

In August 2002, we and Aventis mutually agreed to end our collaboration to co-develop and co-promote Picovir®. Under the agreement, Aventis returned Picovir® to us, and both parties received mutual releases of all obligations without incurring termination fees. Aventis has compensated us for their share of development and commercial expenses through July 2002 and our detailing fees through August 2002, and we returned to Aventis advance milestone payments of $20.0 million. Aventis also purchased 3 million shares of our common stock with a fair market value of $4.59 million. In a separate agreement, Aventis acquired our sales force for a payment to us of approximately $15.41 million. The sales force promoted products from the Aventis respiratory portfolio, Nasacort® AQ and the Allegra® family, through August 31, 2002. In accordance with the terms of the aforementioned agreements, the Company and Aventis offset all amounts due to each other with respect to the settlement, purchase of stock and sale of the sales force.

As a result of our restructuring, particularly the termination of our co-promotion and co-development agreement with Aventis and our decision not to fund any additional significant clinical development of Picovir® for the treatment of the common cold without a new partner, we expect our expenses and operating losses in 2003 to be lower than we experienced during the first eight months of 2002. Our expected decreases in expenses and operating losses would be due to lower development, marketing, sales and general and administrative expenses. As a result of our restructuring, we expect to have sufficient cash available at the beginning of 2003 to fund our planned business operations and debt service requirements for an additional three years.

Our ability to achieve profitability is dependent on developing and obtaining regulatory approvals for our product candidates, successfully commercializing such product candidates (which may include entering into collaborative agreements for product development and commercialization), and securing contract manufacturing, distribution and logistics, sales and marketing services.

In June 2002, we announced that we and Wyeth extended the screening phase of our HCV drug discovery, development and commercialization agreement for up to an additional two years. We will continue to fund the development of additional compounds under our collaboration agreement with Wyeth. Wyeth pays a substantial portion of the collaboration’s HCV research and development expenses.

In order to improve our capital structure and reduce annual interest expense, in 2002 our board of directors approved a convertible note repurchase program to spend up to $20.0 million to purchase a portion of the $180.0 million principal amount of our convertible notes. We have remaining convertible notes payable in the principal amount of $134.9 million as of December 31, 2002. These notes bear interest at 6% per annum and become due in March 2007. Through December 31, 2002, we have purchased an aggregate of $45.1 million in principal amount of our convertible notes for approximately $16.4 million. We may, in our discretion, spend up to $3.6 million to purchase additional notes in the open market or in privately negotiated transactions from time to time as market conditions warrant. There can be no assurance that we will be able to purchase any additional notes at prices favorable to us, or at all. As a result of our repurchase of $45.1 million in principal amount of our outstanding 6% convertible subordinated notes during the year ended December 31, 2002. Our annual interest expense will be reduced by approximately $2.7 million.

We believe that our restructuring will provide us with sufficient cash to fund our planned business operations and debt service obligations through 2005. We expect that we will need to raise substantial additional funds to continue our business activities and fund our debt service and other obligations beyond 2005. To obtain this financing, we intend to access the public or private equity or debt markets or enter into additional arrangements with corporate collaborators to whom we may issue shares of our stock. We have an effective Form S-3 universal shelf registration statement filed with the Securities and Exchange Commission for the potential additional issuance of up to approximately $212.0 million of our securities. The registration statement provides us with the flexibility to determine the type of security we choose to sell, including common stock, preferred stock, warrants and debt securities, as well as the ability to time such sales when market conditions are favorable. In order for us to issue securities registered on this registration statement we must either have an aggregate market value of the voting and non-voting common equity excluding shares held by our affiliates of $75 million or more, or we must file a post effective amendment to the registration statement on Form S-2 or S-1.

If we raise additional capital by issuing equity securities, the terms and prices for these financings may be much more favorable to the new investors than the terms obtained by our existing stockholders. These financings also may dilute the ownership of existing stockholders.

Additional financing, however, may not be available on acceptable terms from any source as a result of, among other factors, our failure to achieve regulatory approval of Picovir®, our inability to generate revenue through our existing collaborative agreements, the existence of pending litigation involving allegations of securities fraud, and our inability to file, prosecute, defend and enforce any patent claim and or other intellectual property rights. If sufficient additional financing is not available, we may need to delay, reduce or eliminate current research and development programs, or reduce or eliminate other aspects of our business.

Additionally, Wyeth is required to purchase our common stock at the time of completion of certain product development events pursuant to the terms of our collaboration agreement. However, in the event we are not able to successfully achieve the product development or regulatory approval events, this additional financing would not be available to us.

Future contractual obligations and commercial commitments at December 31, 2002 are as follows:

Contractual Obligations	Payments due by period (in millions)
	Total	Less than 1 year	2-3 years	4-5 years	More than 5 years
Long-Term Debt	$134.9	$0.0	$0.0	$134.9	$0.0
Capital Lease Obligations	0.0	0.0	0.0	0.0	0.0
Operating Leases	17.5	1.8	3.6	3.6	8.5
Purchase Obligations	0.0	0.0	0.0	0.0	0.0
Other Long-Term Liabilities Reflected on the Registrant’s Balance Sheet under GAAP	0.0	0.0	0.0	0.0	0.0

Total	$152.4	$1.8	$3.6	$138.5	$8.5

We lease our corporate and research and development facilities under an operating lease expiring in 2008. We also have the right, under certain circumstances, to purchase the facility. We completed our final expansion of this facility in October 2002. Rent and operating expenses have increased approximately $0.5 million per year, commencing in November 2002. We also lease approximately 30,000 square feet of additional office space, which has resulted in an annual increase in rent expense of approximately $0.6 million starting in September 2002. The term of the lease is fifteen years. We are currently exploring several potential opportunities, including subleasing, related to its use. We cannot be certain that we will find a use for the facility or that we will be able to sublease the facility on favorable terms or at all.

In November 2001, we entered into an automobile fleet leasing arrangement for our former sales force. The lease was secured with a two-year $1.0 million letter of credit which was further collateralized with a $1.0 million investment at the lending institution that issued the letter of credit. The investment is restricted over the term of the letter of credit. We terminated this automobile fleet leasing arrangement in September 2002. We have included in our costs related to discontinued operations an estimate of approximately $0.8 million for costs associated with terminating this arrangement. In December 2002, the leasing company and ViroPharma have agreed to reduce its $1.0 million letter of credit, and its related restricted investment, to approximately $0.1 million.

Results of Operations

Years ended December 31, 2002 and 2001

Revenues from continuing operations were approximately $5.5 million for the year ended December 31, 2002, compared to approximately $3.4 million during the same period in 2001. During the year ended December 31, 2002, we recognized license fee and milestone revenue of approximately $5.3 million from advance payments received under our collaborations with Wyeth and Aventis, compared to recognizing license fee and milestone revenue of approximately $3.4 million from advance payments received under our collaboration agreements during the same period in 2001. License fee and milestone revenue recognized for the year ended December 31, 2002 included an accelerated recognition of $4.0 million of deferred revenue as a result of the termination of the co-promotion and co-development agreement with Aventis in August 2002. In addition, the revenue recognized from our collaboration with Wyeth was lower in 2002 because the performance period over which we recognized the Wyeth deferred revenue was increased to reflect the extension of the agreement in May 2002.

Research and development expenses decreased approximately $4.0 million to $38.1 million during the year ended 2002 from $42.1 million during the same period in 2001. This reduction in research and development expenses included a $8.9 million decrease in costs related to Picovir®, net of a decrease in partner reimbursements of $0.2 million, resulting from the termination of our collaboration with Aventis in August 2002. We do not expect to fund any additional significant clinical development of Picovir® for the treatment of the common cold without a new partner. Also included in this reduction of research and development expenses was an approximately $0.4 million decrease in employee-related costs, due to lower head-count resulting from our restructuring in August 2002, during the year ended December 31, 2002 when compared to the same period in 2001. Partially offsetting these decreases was a $0.4 million charge as part of our restructuring plan announced in August 2002, a $1.4 million increase in manufacturing costs, a $0.9 million increase in discovery research costs, a $0.9 million increase in costs related to pre-clinical activities being performed at Wyeth and the preparation of an investigational new drug application (IND) for our HCV product candidate, and a $2.1 million increase in costs related to our respiratory syncytial virus (RSV) disease drug candidate. During the quarter ended December 31, 2002, we decided to discontinue the development of our phase 1 and pre-clinical RSV compounds. This decision was based on the combination of the cost of advancing the program and the timeframe to commercialization. We are actively seeking to out license our RSV assets.

Included in operating expenses in the twelve month period ended December 31, 2001 is a non-cash charge of $16.5 million resulting from the issuance of 750,000 shares of common stock to Sanofi-Synthelabo in exchange for the expansion of our intellectual property rights related to Picovir®, as these additional intellectual property rights licensed from Sanofi-Synthelabo had not reached technological feasibility and had no alternative uses.

Marketing expenses for 2002 were approximately $6.8 million, which includes Aventis cost sharing of $1.4 million, compared to approximately $11.8 million, which includes Aventis cost sharing of $2.4 million, for the same period of 2001. This reduction is due to the termination of the collaboration with Aventis. Of the marketing costs incurred during 2002, $0.3 million related to a restructuring severance charge, and the remaining $6.5 million represented the Picovir® marketing operating costs for 2002.

General and administrative expenses for 2002 of approximately $9.5 million decreased $2.6 million when compared to the $12.1 million from the same period in 2001. The decrease is primarily due to costs incurred during the third quarter of 2001 in completing the Picovir® co-promotion and co-development agreement with Aventis. Included in the $9.5 million of the general and administration expenses for 2002 is a restructuring severance charge of $0.4 million.

We recognized a gain on the repurchase of our convertible subordinated notes during the 2002 of approximately $27.9 million, net of the write-off of $0.8 million in related deferred financing costs. The repurchase resulted in a $45.1 million reduction in the principal amount of our outstanding debt.

Interest expense for December 31, 2002 decreased slightly when compared to the same period in the prior year due to the repurchase of $45.1 million of our convertible subordinated notes in the second half of 2002. Interest income fell approximately $6.9 million during 2002 when compared to the same period in 2001 primarily due to lower invested balances and lower effective yields on investments due to the relatively lower interest rate environment during the current year versus the prior year.

The loss from continuing operations decreased to approximately $26.6 million for the period ended December 31, 2002 from a loss of approximately $78.5 million for the year ended December 31, 2001.

We discontinued our sales force operations in the third quarter of 2002 as a result of the sale of our sales force to Aventis. Our income from discontinued sales operations for 2002 was $10.8 million. This included a $15.4 million gain on sale of the sales force to Aventis, detailing fee revenue of $17.2 million, $2.6 million in costs related to both the severance of personnel and the termination of operational commitments related to the sales force and $19.2 million in sales operations costs. Costs associated with the discontinued operations for the same period in 2001 were $4.5 million and related primarily to sales force start-up activities.

The net loss allocable to common stockholders decreased to approximately $15.8 million for the year ended December 31, 2002 from a loss of approximately $83.3 million for the year ended December 31, 2001. Included in the net loss allocable to common stockholders for the year ended December 31, 2001 was $0.3 million of dividends paid on preferred stock, which was converted to common stock in May 2001.

Years ended December 31, 2001 and 2000

We earned license fee and milestone revenue from our collaborations with Wyeth and Aventis of approximately $3.4 million for the year ended December 31, 2001 compared to $2.0 million for the year ended December 31, 2000. In 2001 we achieved one milestone and earned $2.0 million from Wyeth compared to achieving one milestone and earning $1.0 million in 2000. The remaining revenue represents the amortization of the deferred revenue from advance payments received under our collaboration agreements.

Research and development expenses increased to $42.1 million in 2001 from $37.4 million in 2000. The increase was primarily due to higher manufacturing costs, increased efforts in discovery and higher employee related expenses. Partially offsetting these increases were lower clinical and pre-clinical costs in 2001 and a relatively higher amount of costs to be reimbursed to us by our development partners for 2001 when compared to 2000. Manufacturing cost were approximately $3.6 million higher in 2001 when compared to 2000 as we were acquiring drug substance in anticipation of the commercial launch of Picovir®. Employee related expenses for the year ended 2001 were approximately $5.4 million higher when compared to 2000, primarily as a result of higher staffing levels necessary to support development and discovery programs. The increased efforts in discovery research resulted in increased spending of approximately $1.0 million for the year ended 2001 when compared to the same period in 2000. The decrease in development expenses for the twelve months ended December 31, 2001 compared to the same period for 2000 is approximately $3.9 million and was due primarily to the conduct of larger and more extensive trials during 2000 when compared to 2001. In 2001 we completed two phase III clinical trials for Picovir® for the treatment of VRI in adults and submitted our NDA for Picovir® and we initiated clinical trials with Picovir® for the treatment of pediatric VRI and for the prophylaxis of VRI in healthy adults. In 2001, we were also conducting two phase IIa studies for the treatment of hepatitis C and completed one phase I study for the treatment of RSV disease. In comparison, during 2000 we completed three phase III clinical trials of Picovir®, and were conducting phase I clinical trials for the treatment of hepatitis C and the advancement of our drug candidate for the treatment of RSV disease. Additionally, cost reductions resulting from amounts to be reimbursed to us by our partners increased approximately $2.5 million during 2001 when compared to 2000.

Marketing expenses for the year ended December 31, 2001 were $11.8 million compared to $2.3 million for the same period of 2000. This increase reflects our significant investments, net of the Aventis cost sharing of approximately $2.4 million, in pre-launch activities for Picovir®, including medical education, brand development and market research.

General and administrative expenses increased to $12.1 million in the twelve months ended December 31, 2001 from $6.3 million for the same period of 2000. The increase in general and administrative expenses primarily is due to costs associated with the collaboration agreement with Aventis for Picovir®, and higher employee related expenses due to increased staffing levels and facilities cost of approximately $2.7 million.

Included in continuing operating expenses in the twelve month period ended December 31, 2001 is a non-cash charge of $16.5 million resulting from the issuance of 750,000 shares of common stock to Sanofi-Synthelabo in exchange for the expansion of our intellectual property rights related to Picovir® as these additional intellectual property rights licensed from Sanofi-Synthelabo had not reached technological feasibility and had no alternative uses.

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

The loss from continuing operations increased to approximately $78.5 million for the period ended December 31, 2001 from a loss of approximately $41.8 million for the year ended December 31, 2000.

We discontinued our sales force operations in the third quarter of 2002 as a result of the sale of our sales force to Aventis. Our loss from discontinued sales operations for 2001 was $4.5 million related primarily to sales force start-up activities. There were no related costs in 2000.

The net loss allocable to common stockholders increased to approximately $83.0 million for the twelve-month period ended December 31, 2001 from approximately $42.5 million for the same period in 2000. Included in the net loss allocable to common stockholders for the year ended December 31, 2001 was $0.3 million of dividends paid on preferred stock, which was converted to common stock in May 2001. Included in the net loss allocable to common stockholders for the year ended December 31, 2000 were $0.7 million of preferred stock dividends.

Recently Issued Accounting Pronouncements

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which supersedes both SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a business segment (as previously defined in that Opinion). SFAS No. 144 retains the fundamental provisions in SFAS No. 121 for recognizing and measuring impairment losses on long-lived assets held for use and long-lived assets to be disposed of by sale, while also resolving significant implementation issues associated with SFAS No. 121. For example, SFAS No. 144 provides guidance on how long-lived assets that are used as part of a group should be evaluated for impairment, establishes criteria for when a long-lived asset is held for sale, and prescribes the accounting for a long-lived asset that will be disposed of other than by sale. SFAS No. 144 retains the basic provisions of APB No. 30 on how to present discontinued operations in the income statement but broadens that presentation to include a component of an entity (rather than a segment of a business). Unlike SFAS No. 121, an impairment assessment under SFAS No. 144 will never result in a write-down of goodwill. Rather, goodwill is evaluated for impairment under SFAS No. 142, Goodwill and Other Intangibles Assets.

We adopted SFAS No. 144 in 2002. The adoption of SFAS No. 144 had no material impact on our consolidated financial statements because the impairment assessment under SFAS No. 144 is largely unchanged from SFAS No. 121, however we applied SFAS 144 in determining the treatment of our discontinued sales operations.

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The adoption of SFAS No. 146 is not expected to have a material effect on the Company’s consolidated financial statements.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, an amendment of FASB Statement No. 123. This Statement amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim financial statements. Certain of the disclosure modifications are required for fiscal years ending after December 15, 2002 and are included in the notes to these consolidated financial statements. Other than the disclosure modification, SFAS No. 148 did not have a material effect on our consolidated financial statements.

ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our holdings of financial instruments are comprised of a mix of U.S. corporate debt, government securities and commercial paper. All such instruments are classified as securities available for sale. Our debt security portfolio represents funds held temporarily pending use in our business and operations. We manage these funds accordingly. Our primary investment objective is the preservation of principal, while at the same time maximizing the generation of investment income. We seek reasonable assuredness of the safety of principal and market liquidity by investing in cash equivalents (such as Treasury bills and money market funds) and fixed income securities (such as US government and agency securities, municipal securities, taxable municipals, and corporate notes) while at the same time seeking to achieve a favorable rate of return. Our market risk exposure consists principally of exposure to changes in interest rates. Our holdings are also exposed to the risks of changes in the credit quality of issuers. Historically, we have typically invested in financial instruments with maturities less than one year. The carrying amount and the annualized weighted average nominal interest rate of our investment portfolio at December 31, 2002 was approximately $142.3 million and approximately 1.78%, respectively.

As of December 31, 2002 we had $134.9 million in principal amount of outstanding convertible subordinated notes due in 2007. The notes are convertible into shares of our common stock at a price of $109.15 per share, subject to certain adjustments. The notes bear interest at a rate of 6% per annum, payable semi-annually in arrears, and can be redeemed by us, at certain premiums over the principal amount, at any time on or after March 6, 2003. At December 31, 2002, the aggregate market price of our convertible subordinated notes was estimated to be approximately $59.4 million based on trading prices on that date. The value of our convertible subordinated notes is dependant upon, among other factors, the fair value of our common stock and prevailing market interest rates.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements of the Company required by this item are attached to this Report beginning on page 51.

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

The information concerning our executive officers required by this Item is incorporated by reference herein to the section of this Report in Part I entitled “Executive Officers of the Registrant”.

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

ITEM 14.     CONTROLS AND PROCEDURES

(a)    Under the supervision and with the participation of our management, including our chief executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-14(c) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), within 90 days of the filing date of this report. Based on their evaluation, our principal executive officer and principal accounting officer concluded that our disclosure controls and procedures are effective.

(b)    There have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referenced in paragraph (a) above.

PART IV

ITEM 15.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)    List of documents filed as part of this report:

(1)  Financial Statements.    The Consolidated Financial Statements listed in the accompanying Index to Consolidated Financial Statements appearing on page 51, are filed as part of this Annual Report on Form 10-K.

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

3.2	Certificate of Designation establishing and designating the Series A Junior Participating Preferred Shares. (4) (Exhibit 3.2)

3.3	Amended and Restated By-Laws of the Company. (6) (Exhibit 3.3)

3.4	Certificate of Designation establishing and designating the Series A Convertible Participating Preferred Stock.(5) (Exhibit 3.4)

4.1	Rights Agreement, dated as of September 10, 1998, between ViroPharma Incorporated and StockTrans, Inc., as Rights Agent. (3) (Exhibit 4.1)

4.2	Amendment No. 1 to Rights Agreement. (5) (Exhibit 4.2)

4.3	Indenture dated as of March 1, 2000 of ViroPharma Incorporated to Summit Bank as Trustee (including the form of note). (8) (Exhibit 4.3)

10.1	Form of Employment Agreement. (1) (Exhibit 10.8)

10.2	Form of Indemnification Agreement. (1) (Exhibit 10.9)

10.3	Restricted Stock Purchase Agreement dated as of January 17, 1996, by and between the Company and Frank Baldino, Jr. (1) (Exhibit 10.11)

10.4	Amendment to Restricted Stock Purchase Agreement dated as of January 17, 1996, among the Company and Frank Baldino, Jr., dated as of January 17, 1996. (1) (Exhibit 10.18)

10.5	Lease, dated July 21, 1997, between the Company and The Hankin Group. (2) (Exhibit 10.23)

10.6	Purchase Option Agreement, dated July 21, 1997, between the Company and The Hankin Group. (2) (Exhibit 10.24)

10.7	Escrow Agreement, dated July 21, 1997, among the Company, The Hankin Group and Manito Abstract Company, Inc. (2) (Exhibit 10.25)

10.8	Investment Agreement among ViroPharma Incorporated and Perseus-Soros Biopharmaceutical Fund, L.P. dated May 5, 1999. (5) (Exhibit 10.21)

10.9	ViroPharma Incorporated Common Stock Purchase Warrant (5) (Exhibit 10.22)

Exhibit No.	Description

10.10†

Collaboration and License Agreement dated December 9, 1999 between American Home Products Corporation, acting through its Wyeth-Ayerst Laboratories Division, and ViroPharma Incorporated. (7) (Exhibit 10.25)

10.11†	Stock Purchase Agreement dated December 9, 1999 between American Home Products Corporation and ViroPharma Incorporated. (7) (Exhibit 10.26)

10.12†	Purchase Agreement dated February 24, 2000 by and among ViroPharma Incorporated, Morgan Stanley & Co. Incorporated and US Bancorp Piper Jaffray Inc. (8) (Exhibit 10.27)

10.13	Registration Rights Agreement dated as of March 1, 2000 by and among ViroPharma Incorporated, Morgan Stanley & Co. Incorporated and US Bancorp Piper Jaffray Inc. (8) (Exhibit 10.28)

10.14	Restricted Stock Agreement dated August 21, 2000 between ViroPharma Incorporated and Michel de Rosen. (11) (Exhibit 10.30)

10.15	Severance Agreement dated August 21, 2000 between ViroPharma Incorporated and Michel de Rosen. (11) (Exhibit 10.31)

10.16	Promissory Note of Michel de Rosen dated August 21, 2000. (11) (Exhibit 10.32)

10.17†	First Amended and Restated Agreement dated February 27, 2001 between Sanofi-Synthelabo and ViroPharma Incorporated. (12) (Exhibit 10.32)

10.18	Stock Purchase Agreement dated February 27, 2001 between Sanofi-Synthelabo and ViroPharma Incorporated. (12) (Exhibit 10.33)

10.19†	Commercial Manufacturing Agreement dated May 22, 2001 between ViroPharma Incorporated and Produits Chimiques Auxilliaires et de Synthèse, SELOC France Division. (13) (Exhibit 10.34)

10.20†	Copromotion and Codevelopment Agreement dated as of September 9, 2001 between ViroPharma Incorporated and Aventis Pharmaceuticals Inc. (14) (Exhibit 10.35)

10.21	Stock Purchase Agreement dated as of September 9, 2001 between ViroPharma Incorporated and Aventis Pharma Inc. (14) (Exhibit 10.36)

10.22	Agreement of Lease dated as of September 24, 2001 between LV Associates, L.P. and ViroPharma Incorporated. (14) (Exhibit 10.37)

10.23††	Amended and Restated ViroPharma Incorporated Employee Stock Purchase Plan. (15) (Exhibit 10.32)

10.24††	2001 Equity Incentive Plan. (15) (Exhibit 10.33)

10.25	First Amendment to Copromotion and Codevelopment Agreement dated as of December 17, 2001 between ViroPharma Incorporated and Aventis Pharmaceuticals, Inc. (15) (Exhibit 10.34)

10.26	Letter Agreement between ViroPharma Incorporated and Wyeth dated May 29, 2002. (16) (Exhibit 10.35)

10.27	Settlement Agreement and Release dated August 1, 2002 between ViroPharma Incorporated and Aventis Pharmaceuticals Inc. (17) (Exhibit 10.1)

10.28	Sales Force Transfer Agreement dated August 1, 2002 between ViroPharma Incorporated and Aventis Pharmaceuticals Inc. (17) (Exhibit 10.2)

10.29	Second Amended and Restated Severance Agreement dated as of September 1, 2002 between Claude Nash and the Company. (18) (Exhibit 10.36)

10.30*	Agreement dated June 14, 202 between Ellen Cooper and the Company. (Exhibit 10.30)

10.31*	Settlement Agreement and Release dated October 11, 2002 between ViroPharma Incorporated and PCAS SA (Exhibit 10.31)

12.1*	Schedule of Ratio of Earnings to Fixed Charges.

Exhibit No.	Description

21*	List of Subsidiaries

23*	Consent of KPMG LLP.

24*	Power of Attorney (included on signature page).

25.1	Form of T-1 Statement of Eligibility of Trustee for Indenture Under the Trust Indenture Act of 1939. (9) (Exhibit 25.1)

99.1*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.
†	Portions of this exhibit were omitted and filed separately with the Secretary of the Commission pursuant to an application for confidential treatment filed with the Commission pursuant to Rule 406 under the Securities Act of 1933, as amended.
††	Compensation plans and arrangements for executives and others.
(1)	Filed as an Exhibit to Registration Statement on Form S-1 (File No. 333-12407), as amended, initially filed on September 20, 1996.
(2)	Filed as an Exhibit to Registration Statement on Form S-1 (File No. 333-30005), as amended, initially filed on June 25, 1997.
(3)	Filed as an Exhibit to the Company’s Current Report on Form 8-K filed with the Commission on September 21, 1998.
(4)	Filed as an Exhibit to Registrant’s Form 10-K for the year ended December 31, 1998.
(5)	Filed as an Exhibit to Registrant’s Form 10-Q for the quarter ended March 31, 1999.
(6)	Filed as an Exhibit to Registrant’s Form 10-Q for the quarter ended June 30, 1999.
(7)	Filed as an Exhibit to Registrant’s Form 10-K for the year ended December 31, 1999.
(8)	Filed as an Exhibit to Registrant’s Form 10-Q for the quarter ended March 31, 2000.
(9)	Filed as an Exhibit to Registration Statement on Form S-3 (File No. 333-37960), as amended, initially filed on May 26, 2000.
(10)	Filed as an Exhibit to Registrant’s Form 10-Q for the quarter ended June 30, 2000.
(11)	Filed as an Exhibit to Registrant’s Form 10-Q for the quarter ended September 30, 2000.
(12)	Filed as an Exhibit to Registrant’s Form 10-Q for the quarter ended March 31, 2001.
(13)	Filed as an Exhibit to Registrant’s Form 10-Q for the quarter ended June 30, 2001.
(14)	Filed as an Exhibit to Registrant’s Form 10-Q for the quarter ended September 30, 2001.
(15)	Filed as an Exhibit to Registrant’s Form 10-K for the year ended December 31, 2001.
(16)	Filed as an Exhibit to Registrant’s Form 10-Q for the quarter ended June 30, 2002.
(17)	Filed as an Exhibit to the Company’s Current Report on Form 8-K filed with the Commission on August 1, 2002
(18)	Filed as an Exhibit to Registrant’s Form 10-Q for the quarter ended September 30, 2002.

Copies of the exhibits are available to stockholders from Thomas F. Doyle, Vice President, General Counsel and Secretary, ViroPharma Incorporated, 405 Eagleview Boulevard, Exton, Pennsylvania 19341. There will be a fee to cover the Company’s expenses in furnishing the exhibits.

(b)    Reports on Form 8-K

We filed the following Current Reports on Form 8-K during the quarter ended December 31, 2002:

We filed a Current Report on Form 8-K dated October 29, 2002 to report, pursuant to item 5, our financial results for the third quarter and nine months ended September 30, 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on our behalf by the undersigned, thereunto duly authorized.

VIROPHARMA INCORPORATED

By:	/s/ MICHEL de ROSEN
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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Capacity	Date

/s/ MICHEL de ROSEN Michel de Rosen	President, Chief Executive Officer (Principal Executive Officer)	March 20, 2003

/s/ VINCENT J. MILANO Vincent J. Milano	Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	March 20, 2003

/s/ MICHEL de ROSEN Michel de Rosen	Chairman of the Board	March 20, 2003

/s/ FRANK BALDINO, JR., PH.D. Frank Baldino, Jr., Ph.D.	Director	March 20, 2003

/s/ PAUL A. BROOKE Paul A. Brooke	Director	March 20, 2003

/s/ ROBERT J. GLASER Robert J. Glaser	Director	March 20, 2003

/s/ CLAUDE H. NASH Claude H. Nash	Director	March 20, 2003

/s/ HOWARD PIEN Howard Pien	Director	March 20, 2003

/s/ DAVID J. WILLIAMS David J. Williams	Director	March 20, 2003

CERTIFICATIONS:

I, Michel de Rosen, President, Chief Executive Officer and Chairman of the Board of Directors, certify that:

1    I have reviewed this annual report on Form 10-K of ViroPharma Incorporated;

2    Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3    Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4    The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c.	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5    The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a.	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6    The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

March 20, 2003	/S/ MICHEL DE ROSEN
Michel de Rosen President, Chief Executive Officer and Chairman of the Board of Directors

I, Vincent J. Milano, Vice President, Chief Financial Officer and Treasurer, certify that:

1    I have reviewed this annual report on Form 10-K of ViroPharma Incorporated;

2    Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3    Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4    The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c.	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5    The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a.	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6    The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

March 20, 2003	/S/ VINCENT J. MILANO
Vincent J. Milano Vice President, Chief Financial Officer and Treasurer

ViroPharma Incorporated

(A Development Stage Company)

Index to Consolidated Financial Statements

Page
Independent Auditors’ Report	52
Consolidated Balance Sheets at December 31, 2001 and 2002	53
Consolidated Statements of Operations for the years ended December 31, 2000, 2001 and 2002, and the period December 5, 1994 (Inception) to December 31, 2002	54
Consolidated Statements of Comprehensive Loss for the years ended December 31, 2000, 2001 and 2002, and the period December 5, 1994 (Inception) to December 31, 2002	55
Consolidated Statements of Stockholders’ Equity for the period December 5, 1994 (Inception) to December 31, 1999, and the years ended December 31, 2000, 2001 and 2002	56
Consolidated Statements of Cash Flows for the years ended December 31, 2000, 2001 and 2002, and the period December 5, 1994 (Inception) to December 31, 2002	57
Notes to Consolidated Financial Statements	58

Independent Auditors’ Report

The Stockholders and Board of Directors

ViroPharma Incorporated:

We have audited the accompanying consolidated balance sheets of ViroPharma Incorporated (A Development Stage Company) and subsidiary as of December 31, 2001 and 2002, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2002 and for the period from December 5, 1994 (Inception) to December 31, 2002. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ViroPharma Incorporated (A Development Stage Company) and subsidiary as of December 31, 2001 and 2002, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2002 and for the period from December 5, 1994 (Inception) to December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

/S/    KPMG LLP

Princeton, New Jersey

February 7, 2003

ViroPharma Incorporated

(A Development Stage Company)

Consolidated Balance Sheets

December 31, 2001 and 2002

	December 31,
	2001	2002
Assets
Current assets:
Cash and cash equivalents	$9,826,879	$15,987,056
Short-term investments	230,213,314	142,294,488
Notes receivable from officers—current	89,662	88,743
Due from partners	7,356,084	—
Other current assets	4,299,552	3,447,928

Total current assets	251,785,491	161,818,215
Equipment and leasehold improvements, net	8,326,530	8,515,248
Restricted investments	1,550,000	353,169
Notes receivable from officers—noncurrent	244,187	88,743
Debt issue costs, net	4,228,696	2,612,366
Other assets	45,899	143,016

Total assets	$266,180,803	$173,530,757

Liabilities and Stockholders’ Equity
Current liabilities:
Loans payable—current	$200,000	$116,667
Accounts payable	2,657,597	979,909
Due to partners	—	693,778
Accrued expenses and other current liabilities	26,153,108	6,739,353
Deferred revenue—current	2,153,846	516,667

Total current liabilities	31,164,551	9,046,374
Loans payable—noncurrent	125,000	8,334
Convertible subordinated notes	180,000,000	134,900,000
Deferred revenue—noncurrent	5,461,538	1,765,278
Other liabilities	10,000,000	—

Total liabilities	226,751,089	145,719,986

Commitments and Contingencies

Stockholders’ equity:
Preferred stock, par value $.001 per share. 5,000,000 shares authorized; Series A convertible participating preferred stock; no shares issued and outstanding	—	—
Series A junior participating preferred stock; 200,000 shares designated; no shares issued and outstanding	—	—
Common stock, par value $.002 per share. Authorized 100,000,000 shares; issued and outstanding 22,740,814 at December 31, 2001 and 25,933,096 at December 31, 2002	45,482	51,866
Additional paid-in capital	244,034,513	248,782,497
Deferred compensation	(942,893)	(435,093)
Accumulated other comprehensive loss	(1,011,566)	(2,086,601)
Deficit accumulated during the development stage	(202,695,822)	(218,501,898)

Total stockholders’ equity	39,429,714	27,810,771

Total liabilities and stockholders’ equity	$266,180,803	$173,530,757

See accompanying notes to consolidated financial statements.

ViroPharma Incorporated

(A Development Stage Company)

Consolidated Statements of Operations

Years ended December 31, 2000, 2001 and 2002,

and the period December 5, 1994 (Inception) to December 31, 2002

	Year ended December 31,			Period December 5, 1994 (Inception) to December 31, 2002
	2000	2001	2002
Revenues:
License fee and milestone revenue	$2,000,000	$3,384,615	$5,333,440	$14,718,055
Grant revenue	—	—	—	526,894
Other revenue	—	—	203,400	203,400

Total revenues	2,000,000	3,384,615	5,536,840	15,448,349

Continuing operating expenses incurred in the development stage:
Research and development	37,410,189	42,142,315	38,147,298	189,515,482
Acquisition of technology rights	—	16,500,000	—	16,500,000
Marketing	2,326,896	11,806,768	6,791,106	23,360,873
General and administrative	6,289,663	12,119,128	9,510,212	40,942,374

Total operating expenses	46,026,748	82,568,211	54,448,616	270,318,729

	(44,026,748)	(79,183,596)	(48,911,776)	(254,870,380)
Gain on repurchase of debt	—	—	27,894,260	27,894,260
Interest income	11,990,551	12,321,542	5,428,831	35,118,570
Interest expense	9,781,177	11,619,150	11,034,198	32,984,911

Loss from continuing operations	(41,817,374)	(78,481,204)	(26,622,883)	(224,842,461)
Discontinued operations:
Income (loss) from discontinued sales operations (including gain on disposal of $15,410,000)	—	(4,476,244)	10,816,807	6,340,563

Net loss	(41,817,374)	(82,957,448)	(15,806,076)	$(218,501,898)

Preferred stock dividends	727,352	345,242	—

Net loss allocable to common stockholders	$(42,544,726)	$(83,302,690)	$(15,806,076)

Basic and diluted loss per share from continuing operations	$(2.75)	$(4.32)	$(1.11)

Basic and diluted income (loss) per share from discontinued sales operations	$—	$(0.25)	$0.45

Basic and diluted net loss per share allocable to common stockholders	$(2.80)	$(4.59)	$(0.66)

Shares used in computing basic and diluted income (loss) per share amounts	15,210,964	18,167,303	23,952,940

See accompanying notes to consolidated financial statements.

ViroPharma Incorporated

(A Development Stage Company)

Consolidated Statements of Comprehensive Loss

Years ended December 31, 2000, 2001 and 2002,

and the period December 5, 1994 (Inception) to December 31, 2002

	Year ended December 31,			Period December 5, 1994 (Inception) to December 31, 2002
	2000	2001	2002
Net loss	$(41,817,374)	$(82,957,448)	$(15,806,076)	$(218,501,898)
Other comprehensive income (loss):
Unrealized holding gains (losses) arising during year	1,229,131	(1,011,566)	(2,086,601)	(1,435,421)
Less: reclassification adjustment for gains included in net income (loss)	(35,126)	1,229,131	(1,011,566)	651,180

Unrealized gains (losses) on available for sale securities	1,264,257	(2,240,697)	(1,075,035)	(2,086,601)

Comprehensive loss	$(40,553,117)	$(85,198,145)	$(16,881,111)	$(220,588,499)

See accompanying notes to consolidated financial statements.

ViroPharma Incorporated

(A Development Stage Company)

Consolidated Statements of Stockholders’ Equity

Period December 5, 1994 (Inception) to December 31, 1999, and years ended

December 31, 2000, 2001 and 2002

	Preferred stock		Common stock		Additional paid-in capital	Notes Receivable on common stock	Deferred compensation	Accumulated other comprehensive income (loss)	Deficit accumulated during the development stage	Total stockholders’ equity
	Number of Shares	Amount	Number of Shares	Amount
Balance, December 5, 1994 (Inception)	—	$—	—	$—	$—	$—	$—	$—	$—	$—
Issuance of common stock to founders	—	—	828,750	1,657	79,593	(1,625)	(79,625)	—	—	—
Proceeds from notes receivable	—	—	—	—	—	1,625	—	—	—	1,625
Deferred compensation resulting from grant of options	—	—	—	—	753,461	—	(753,461)	—	—	—
Issuance costs of Series A, B and C preferred stock	—	—	—	—	(74,012)	—	—	—	—	(74,012)
Exercise of common stock options and warrants	—	—	240,376	481	329,689	—	—	—	—	330,170
Value attributed to issuance of warrants	—	—	—	—	153,751	—	—	—	—	153,751
Issuance of preferred stock, net of issuance costs	2,300,000	2,300	—	—	13,308,600	—	—	—	—	13,310,900
Consulting expense related to option grants	—	—	—	—	46,975	—	—	—	—	46,975
Accretion of redemption value attributable to mandatorily redeemable convertible preferred stock	—	—	—	—	(1,616,445)	—	—	—	—	(1,616,445)
Conversion of preferred stock to common stock	—	—	5,588,191	11,177	16,253,022	—	—	—	—	16,264,199
Initial issuance of common stock, net of issuance costs	—	—	2,587,500	5,175	16,246,502	—	—	—	—	16,251,677
Issuance of common stock, net of issuance costs	—	—	3,450,000	6,900	61,449,741	—	—	—	—	61,456,641
Issuance of common stock, net of issuance costs	—	—	2,300,000	4,600	29,510,475	—	—	—	—	29,515,075
Cashless exercise of warrants	—	—	71,795	143	(143)	—	—	—	—	—
Preferred dividends	—	—	—	—	(181,700)	—	—	—	—	(181,700)
Amortization of deferred compensation	—	—	—	—	—	—	788,506	—	—	788,506
Unrealized losses on available for sale securities	—	—	—	—	—	—	—	(35,126)	—	(35,126)
Net loss	—	—	—	—	—	—	—	—	(77,921,000)	(77,921,000)

Balance, December 31, 1999	2,300,000	2,300	15,066,612	30,133	136,259,509	—	(44,580)	(35,126)	(77,921,000)	58,291,236
Exercise of common stock options	—	—	132,744	265	864,919	—	—	—	—	865,184
Issuance of common stock to partner	—	—	200,993	402	5,999,598	—	—	—	—	6,000,000
Issuance of restricted stock	—	—	50,000	100	1,056,151	—	(1,056,251)	—	—	—
Preferred dividends	—	—	—	—	(727,352)	—	—	—	—	(727,352)
Amortization of deferred compensation	—	—	—	—	—	—	110,597	—	—	110,597
Unrealized gain on available for sale securities	—	—	—	—	—	—	—	1,264,257	—	1,264,257
Net loss	—	—	—	—	—	—	—	—	(41,817,374)	(41,817,374)

Balance, December 31, 2000	2,300,000	2,300	15,450,349	30,900	143,452,825	—	(990,234)	1,229,131	(119,738,374)	23,986,548
Conversion of preferred stock	(2,300,000)	(2,300)	2,346,295	4,693	(2,393)	—	—	—	—	—
Issuance of common stock, net of issuance costs	—	—	4,000,000	8,000	82,692,000	—	—	—	—	82,700,000
Employee Stock Purchase Plan	—	—	30,447	62	397,729	—	—	—	—	397,791
Exercise of common stock options	—	—	153,723	307	1,034,093	—	—	—	—	1,034,400
Issuance of stock options to non-employees	—	—	—	—	90,146	—	(90,146)	—	—	—
Issuance of common stock for technology rights	—	—	750,000	1,500	16,498,500	—	—	—	—	16,500,000
Issuance of restricted stock	—	—	10,000	20	216,855	—	(216,875)	—	—	—
Preferred dividends	—	—	—	—	(345,242)	—	—	—	—	(345,242)
Amortization of deferred compensation	—	—	—	—	—	—	354,362	—	—	354,362
Unrealized loss on available for sale securities	—	—	—	—	—	—	—	(2,240,697)	—	(2,240,697)
Net loss	—	—	—	—	—	—	—	—	(82,957,448)	(82,957,448)

Balance, December 31, 2001	—	—	22,740,814	45,482	244,034,513	—	(942,893)	(1,011,566)	(202,695,822)	39,429,714
Issuance of common stock to partner	—	—	3,000,000	6,000	4,584,000	—	—	—	—	4,590,000
Employee Stock Purchase Plan	—	—	181,370	362	226,000	—	—	—	—	226,362
Option grant to non-employee	—	—	—	—	25,800	—	(25,800)	—	—	—
Exercise of common stock options	—	—	18,412	37	38,680	—	—	—	—	38,717
Forfeiture of restricted stock	—	—	(7,500)	(15)	(126,496)	—	126,511	—	—	—
Amortization of deferred compensation	—	—	—	—	—	—	407,089	—	—	407,089
Unrealized loss on available for sale securities	—	—	—	—	—	—	—	(1,075,035)	—	(1,075,035)
Net loss	—	—	—	—	—	—	—	—	(15,806,076)	(15,806,076)

Balance, December 31, 2002	—	$—	25,933,096	$51,866	$248,782,497	$—	$(435,093)	$(2,086,601)	$(218,501,898)	$27,810,771

See accompanying notes to consolidated financial statements.

ViroPharma Incorporated

(A Development Stage Company)

Consolidated Statements of Cash Flows

Years ended December 31, 2000, 2001 and 2002,

and the period December 5, 1994 (Inception) to December 31, 2002

	Year ended December 31,			Period December 5, 1994 (Inception) to December 31, 2002
	2000	2001	2002
Cash flows from operating activities:
Net loss	$(41,817,374)	$(82,957,448)	$(15,806,076)	$(218,501,898)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash gain on sale of sales force	—	—	(15,410,000)	(15,410,000)
Non-cash gain on repurchase of convertible subordinated notes	—	—	(28,724,875)	(28,724,875)
Write-off of deferred financing costs on repurchase of notes	—	—	830,615	830,615
Non-cash write-off of fixed assets	—	—	1,517,172	1,517,172
Non-cash acquisition of technology rights	—	16,500,000	—	16,500,000
Non-cash compensation expense	110,597	354,362	407,089	1,660,554
Non-cash warrant value	—	—	—	153,751
Non-cash consulting expense	—	—	—	46,975
Non-cash interest expense	678,263	818,458	785,715	2,282,436
Depreciation and amortization expense	886,534	1,482,806	2,132,025	5,832,469
Changes in assets and liabilities:
Other current assets	(2,911,666)	(319,122)	851,624	(3,447,928)
Notes receivable from officers	(382,469)	110,976	156,363	(177,486)
Due (to) from partners	(3,979,408)	(3,376,676)	8,049,862	693,778
Other assets	36,000	—	(97,117)	(143,016)
Accounts payable	2,359,409	(889,046)	(1,677,688)	979,909
Deferred revenue	(1,000,000)	3,615,384	(5,333,439)	2,281,945
Accrued expenses and other current liabilities	4,501,050	15,772,469	(9,413,755)	16,739,353
Other liabilities	—	10,000,000	—	10,000,000

Net cash used in operating activities	(41,519,064)	(38,887,837)	(61,732,485)	(206,886,246)

Cash flows from investing activities:
Purchase of equipment and leasehold improvements	(2,472,542)	(4,753,401)	(4,034,452)	(16,061,426)
Proceeds from sale equipment	—	—	196,537	196,537
Purchases of short-term investments	(292,478,827)	(367,060,963)	(178,627,897)	(1,024,353,171)
Sales of short-term investments	—	—	—	9,680,414
Maturities of short-term investments	151,236,472	335,981,776	266,668,519	869,938,498

Net cash provided by (used in) investing activities	(143,714,897)	(35,832,588)	84,202,707	(160,599,148)

Cash flows from financing activities:
Net proceeds from issuance of preferred stock	—	—	—	27,242,143
Net proceeds from issuance of common stock	6,865,184	84,132,191	265,079	198,816,016
Preferred stock cash dividends	(727,352)	(345,242)	—	(1,254,294)
Proceeds from loans payable and milestone advance	—	—	—	2,100,000
Payment of loans payable	(1,200,000)	(200,000)	(199,999)	(1,974,999)
Payment on repurchase of convertible subordinated notes	—	—	(16,375,125)	(16,375,125)
Proceeds received on notes receivable	—	—	—	1,625
Gross proceeds from notes payable	180,000,000	—	—	180,692,500
Issuance costs on notes payable	(5,725,416)	—	—	(5,725,416)
Payment of notes payable	—	—	—	(50,000)
Obligation under capital lease	(2,807)	—		—

Net cash provided by (used in) financing activities	179,209,609	83,586,949	(16,310,045)	383,472,450

Net increase (decrease) in cash and cash equivalents	(6,024,352)	8,866,524	6,160,177	15,987,056
Cash and cash equivalents at beginning of period	6,984,707	960,355	9,826,879	—

Cash and cash equivalents at end of period	$960,355	$9,826,879	$15,987,056	$15,987,056

Supplemental disclosure of non-cash transactions:
Conversion of Note Payable to Series A and Series B Preferred Stock	—	—	—	642,500
Conversion of mandatorily redeemable convertible preferred stock to common shares	—	—	—	16,264,199
Notes issued for 828,750 common shares	—	—	—	1,625
Deferred compensation	1,056,251	307,021	25,800	2,222,158
Forfeiture of restricted stock	—	—	126,511	126,511
Accretion of redemption value attributable to mandatorily redeemable converted preferred stock	—	—	—	1,616,445
Conversion of milestone advance to loan payable	—	—	—	1,000,000
Unrealized gains (losses) on available for sale securities	1,264,257	(2,240,697)	(1,075,035)	(2,086,601)
Issuance of common stock to Aventis Pharmaceuticals Inc.	—	—	4,590,000	4,590,000
Settlement of milestone advances to Aventis Pharmaceuticals Inc.	—	—	20,000,000	20,000,000
Supplemental disclosure of cash flow information:
Cash paid for interest	5,694,164	10,835,693	10,812,200	27,637,443

See accompanying notes to consolidated financial statements.

ViroPharma Incorporated

(A Development Stage Company)

Notes to Consolidated Financial Statements

December 31, 2001 and 2002

1.    Organization and Business Activities

ViroPharma Incorporated (a development stage company) commenced operations on December 5, 1994. ViroPharma Incorporated and its subsidiary (the “Company” or “ViroPharma”) is a development stage pharmaceutical company engaged in the discovery and development of new antiviral medicines.

The Company is devoting substantial effort towards conducting drug discovery and development, raising capital, conducting clinical trials, and pursuing regulatory approval for products under development. The only revenues from product sales that the Company has earned are detailing fees from discontinued sales operations during the first eight months of 2002 for detailing products owned by Aventis Pharmaceuticals Inc. The Company has earned no significant revenue or product sales and has not achieved profitable operations or positive cash flow from continuing operations. The Company’s deficit accumulated during the development stage aggregated $218,501,898 through December 31, 2002. There is no assurance that profitable operations can ever be achieved, and even if achieved, could be sustained on a continuing basis. Effective on August 31, 2002, the Company discontinued its sales force operations related to two products owned by Aventis Pharmaceuticals Inc. (“Aventis”) and all related sales administration activities.

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

2.    Basis of Accounting and Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of ViroPharma and its wholly-owned subsidiary. All significant intercompany accounts and transactions have been eliminated in consolidation.

Cash and cash equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. All cash and cash equivalents are held in United States (U.S.) financial institutions.

Short-term investments

Short-term investments consist primarily of debt securities backed by the U.S. government and commercial paper. The Company’s entire short-term investment portfolio is currently classified as available for sale and is stated at fair value as determined by quoted market values. All short-term investments, including securities with maturities in excess of one year, are classified as current, as management can sell them any time at their option. Changes in the net unrealized holding gains and losses are included in accumulated other comprehensive loss. For purposes of determining gross realized gains and losses, the cost of short-term investments sold is based upon specific identification. The Company has not experienced any significant realized gains or losses on its investments through December 31, 2002.

ViroPharma Incorporated

(A Development Stage Company)

Notes to Consolidated Financial Statements (continued)

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

Accounting for income taxes

Deferred income tax assets and liabilities are determined based on differences between the financial statement reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The measurement of deferred income tax assets is reduced, if necessary, by a valuation allowance when management determines it is more likely than not that some or all of the tax benefits will not be realized. The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in the period that such tax rate changes are enacted.

Revenue recognition—collaborative research, contract and license agreements

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

ViroPharma Incorporated

(A Development Stage Company)

Notes to Consolidated Financial Statements (continued)

Use of estimates

The preparation of the Company’s consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Stock-based compensation

The Company accounts for its stock option plans in accordance with the provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations. As such, compensation cost is measured on the date of grant as the excess of the current market price of the underlying stock over the exercise price. Such compensation amounts are amortized over the respective vesting periods of the option grant. The Company adopted the disclosure provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”, which permits entities to provide pro forma net income (loss) and pro forma earnings (loss) per share disclosures for employee stock option grants as if the fair-value based method defined in SFAS No. 123 had been applied.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, an amendment of FASB Statement No. 123. This Statement amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim financial statements. Certain of the disclosure modifications are required for fiscal years ending after December 15, 2002 and are included in the notes below. Other than the disclosure modification, SFAS No. 148 did not have a material effect on the Company’s consolidated financial statements.

Compensation expense for options granted to non-employees is determined in accordance with SFAS No. 123, and related interpretations, as the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measured. Compensation expense for options granted to non-employees is remeasured each period as the underlying options vest.

The Company applies APB Opinion No. 25 in accounting for its stock option plans. Had the Company determined compensation cost for options granted based on the fair value at the grant date under SFAS No. 123, the Company’s net loss and net loss per share would have been increased to the pro forma amounts under SFAS No. 123 indicated below:

	2000	2001	2002
Net loss allocable to common stockholders:
As reported	$(42,544,726)	$(83,302,690)	$(15,806,076)
Pro forma under SFAS No. 123	$(49,596,779)	$(93,488,300)	$(27,546,254)

Net loss per share allocable to common stockholders:
Basic and diluted:
As reported	$(2.80)	$(4.59)	$(0.66)
Pro forma under SFAS No. 123	$(3.26)	$(5.15)	$(1.15)

The Company has not recorded any charges related to stock options granted to employees under APB No. 25 “Accounting for Stock Issued to Employees” and related interpretations during the years ended December 31, 2000, 2001 or 2002.

ViroPharma Incorporated

(A Development Stage Company)

Notes to Consolidated Financial Statements (continued)

Financial Instruments

The Company’s financial instruments, principally short-term investments, are carried at fair market value. Cash and cash equivalents, due (to) from partners, accounts payable, accrued expenses and other current liabilities are carried at cost which approximate fair value due to their short-term nature. The Company’s loans payable are carried at cost as the debt bears interest at rates approximating current market rates. At December 31, 2002, the market value of the Company’s convertible subordinated notes was approximately $59,356,000, based on quoted market prices.

Segment information

The Company is managed and operated as one business. The entire business is managed by a single management team that reports to the chief executive officer. The Company does not operate separate lines of business or separate business entities with respect to any of its product candidates. Accordingly, the Company does not prepare discrete financial information with respect to separate product areas or by location and does not have separately reportable segments as defined by SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”.

Net loss per share

Basic earnings per share (“EPS”) is calculated by dividing earnings (loss) allocable to common stockholders by the weighted average shares of common stock outstanding. Net loss allocable to common stockholders includes preferred stock dividends. Diluted EPS would also include the effect of dilution to earnings of convertible securities, stock options and warrants. The Company has options and warrants which have not been used in the calculations of diluted loss per share amounts because to do so would be anti-dilutive. As such, the numerator and denominator used in computing both basic and diluted loss per share amounts are equal. Potentially dilutive to EPS as of December 31, 2002 are outstanding options exercisable for 3,355,137 shares of common stock and outstanding warrants exercisable for 595,000 shares of common stock.

Comprehensive Loss

SFAS No. 130, “Reporting Comprehensive Income”, establishes standards for reporting and presentation of comprehensive loss and its components in a full set of financial statements. Comprehensive loss consists of net loss and net unrealized gains (losses) on securities and is presented in the consolidated statements of comprehensive loss. SFAS No. 130 requires only additional disclosures in the financial statements; it does not affect the Company’s financial position or results of operations.

Reclassification

Certain prior year amounts have been reclassified to conform to the current year presentation.

Impairment on Disposal of Long-Lived Assets

SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, which supersedes both SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a business segment (as previously defined in that Opinion)

ViroPharma Incorporated

(A Development Stage Company)

Notes to Consolidated Financial Statements (continued)

retains the fundamental provisions in SFAS No. 121 for recognizing and measuring impairment losses on long-lived assets held for use and long-lived assets to be disposed of by sale, while also resolving significant implementation issues associated with SFAS No. 121. For example, SFAS No. 144 provides guidance on how long-lived assets that are used as part of a group should be evaluated for impairment, establishes criteria for when a long-lived asset is held for sale, and prescribes the accounting for a long-lived asset that will be disposed of other than by sale. SFAS No. 144 retains the basic provisions of APB No. 30 on how to present discontinued operations in the income statement but broadens that presentation to include a component of an entity (rather than a segment of a business). Unlike SFAS No. 121, an impairment assessment under SFAS No. 144 will never result in a write-down of goodwill. Rather, goodwill is evaluated for impairment under SFAS No. 142, Goodwill and Other Intangibles Assets. The Company adopted SFAS No. 144 in 2002. The adoption of SFAS No. 144 had no material impact on the Company’s consolidated financial statements due to the impairment assessment under SFAS No. 144 is largely unchanged from SFAS No. 121. However, the Company applied SFAS No. 144 in determining the treatment of its discontinued sales operations.

Exit or Disposal Activities

SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The adoption of SFAS No. 146 is not expected to have a material effect on the Company’s consolidated financial statements.

3.    Short-Term Investments

Short-term investments consist of fixed income securities with original maturities of greater than three months including U.S. treasury instruments of agencies of the U.S. Government and high-grade commercial paper. At December 31, 2001 and 2002, all of the short-term investments were deemed as “available for sale” investments.

The following summarizes the “available for sale” investments at December 31, 2001 and 2002:

	Cost	Gross unrealized gains	Gross unrealized losses	Fair value
Certificate of deposit	$10,000,000	$—	$—	$10,000,000
Obligations of the U.S.
Government and agencies of the U.S.	113,909,287	274,800	212,930	113,971,157
Commercial paper	107,315,593	5,875	1,079,311	106,242,157

December 31, 2001	$231,224,880	$280,675	$1,292,241	$230,213,314

Certificate of deposit	$11,177,774	$—	$—	$11,177,774
Obligations of the U.S.
Government and agencies of the U.S.	46,507,389	27,610	522,458	46,012,541
Commercial paper	86,695,926	—	1,591,753	85,104,173

December 31, 2002	$144,381,089	$27,610	$2,114,211	$142,294,488

At December 31, 2002, maturities of investments were as follows:
Less than 1 year	$144,381,089	$27,610	$2,114,211	$142,294,488

ViroPharma Incorporated

(A Development Stage Company)

Notes to Consolidated Financial Statements (continued)

4.    Equipment and Leasehold Improvements

Equipment and leasehold improvements consist of the following at December 31, 2001 and 2002:

	2001	2002
Computers and equipment	$8,988,826	$8,479,131
Leasehold improvements	2,920,460	5,750,900

	11,909,286	14,230,031
Less: accumulated depreciation and amortization	3,582,756	5,714,783

	$8,326,530	$8,515,248

Included in leasehold improvements is $508,438 and $385,865 related to construction in progress (CIP) at December 31, 2001 and December 31, 2002, respectively.

5.    Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consist of the following at December 31, 2001 and 2002:

	December 31,
	2001	2002
Milestone advance from partner	$10,000,000	$—
Restructuring payable	—	607,863
Clinical development and research	3,334,476	1,231,491
Sales and commercial operations costs	4,386,502	238,815
Payroll and employee benefits	1,842,844	1,195,391
Interest payable	3,600,000	2,698,000
Manufacturing payable	1,329,784	—
Other current liabilities	1,659,502	767,793

	$26,153,108	$6,739,353

6.    Loans Payable and Convertible Subordinated Notes

The Company entered into two loan agreements with a bank, one for $600,000 and one for $500,000, of which $325,000 was outstanding at December 31, 2001, and $125,001 was outstanding at December 31, 2002. The terms of the loans extend through February and December 2003, respectively, with principal and interest due monthly. The interest rates are approximately 9.06% and 7.25%, respectively, and are secured by certain equipment and certificates of deposit aggregating $550,000.

The Company made a private offering of $180.0 million of convertible subordinated notes due 2007, which closed on March 8, 2000. Gross proceeds from the issuance of convertible subordinated notes were $180,000,000. Debt issuance costs of $5,725,416 have been capitalized and are being amortized over the term of the notes. The notes are convertible into shares of the Company’s common stock at a price of $109.15 per share, subject to certain adjustments. The notes bear interest at a rate of 6% per annum, payable semi-annually in arrears, and can be redeemed by the Company, at certain premiums over the principal amount, at any time on or after March 6, 2003. The notes are subordinated in right of payment to all senior indebtedness of the Company. The notes may be required to be repaid on the occurrence of certain fundamental changes, as defined.

In 2002, the Board of Directors of ViroPharma approved a convertible note repurchase program to spend up to $20.0 million to purchase a portion of the $180.0 million principal amount of its 6% convertible subordinated notes due in 2007. From approval of the program through December 31, 2002, the Company repurchased $45.1 million of principal amount of the convertible notes under this program for approximately $16.4 million

ViroPharma Incorporated

(A Development Stage Company)

Notes to Consolidated Financial Statements (continued)

and recognized a $27.9 million gain, after the write-off of $0.8 million of related deferred financing costs, that was classified as other income. The Company may, in its discretion, purchase additional notes in the open market or in privately negotiated transactions from time to time as market conditions warrant.

7.    Restructuring

In August 2002, the Company adopted a restructuring plan to establish the foundation for its future growth.

Continuing Operations

As part of its restructuring plan, the Company announced that it would terminate 33 employees within the development, commercial operations, and administration departments of the Company. In August 2002, the Company accrued $1.2 million in expenses associated with this portion of its restructuring plan, which primarily was comprised of employee severance costs associated with downsizing. This charge is included in the operating expenses of the Company for the year ended December 31, 2002. As of December 31, 2002, the Company paid $1.1 million of termination benefits associated with the termination of 33 employees. There were no other changes to the accrued liability and $0.1 million remained outstanding as of December 31, 2002.

Discontinued Operations

On September 1, 2002, Aventis acquired the Company’s sales force, which totaled nearly 200 people, for $15.41 million, which has been recorded as a gain in 2002. There were no costs related to this transaction.

During the year ended December 31, 2002, the income from discontinued sales operations of the Company totaled $10.8 million. This income included detailing fees of $17.2 million, and $2.6 million in costs of discontinuing the sales force operations for both the severance of 11 sales administration and sales force employees and the cost of terminating related operational commitments. An adjustment of $0.4 million was recorded during 2002 to reduce the initial estimate of costs related to discontinuing the sales force operations. Also included in the loss for the year ended December 31, 2002, was $19.2 million in sales operations costs. Costs associated with the discontinued operations for the same period in 2001 totaled $4.5 million and consisted primarily of sales force start-up costs. As of December 31, 2002, the Company had paid $2.1 million related to the costs of discontinuing the sales operations, primarily for severance, and $0.5 million remained outstanding as of December 31, 2002.

Aventis Termination Agreement

In September 2001, the Company entered into a collaboration to co-develop and co-promote Picovir® in the United States with Aventis. This agreement was terminated on August 1, 2002.

Under the agreement ending their collaboration to co-develop and co-promote Picovir®, Aventis returned Picovir® to the Company, and both parties received mutual releases of all obligations without incurring termination fees. Aventis compensated the Company for Aventis’ share of development and commercial expenses through July 2002 and the Company’s detailing fees through August 2002, and the Company has returned to Aventis advance milestone payments of $20.0 million. Aventis also purchased 3 million shares of the Company’s common stock with a fair value of $4.59 million. In accordance with the terms of the aforementioned agreements, the Company and Aventis offset all amounts due to each other with respect to the settlement, purchase of stock and sale of the sales force.

As a result of the termination of the Aventis agreement, the Company accelerated the recognition of the remaining $4.0 million of deferred revenue related to the $5.0 million up-front payment received in September 2001.

ViroPharma Incorporated

(A Development Stage Company)

Notes to Consolidated Financial Statements (continued)

As part of the co-development and co-promotion agreement, the Company received an initial payment of $25.0 million from Aventis. $5.0 million of the initial payment received was reflected in Deferred revenue, and has been recognized as revenue on a straight-line basis through July 31, 2002 based on the then estimated performance period ending December 31, 2005. At December 31, 2001, $10.0 million of the initial payment was reflected in Accrued expenses and other current liabilities and $10.0 million was reflected in Other liabilities. From September 2001 to July 31, 2002, the Company and Aventis shared the cost of preparing for the commercial launch of Picovir® and the continued marketing and commercialization efforts: 55 percent by Aventis and 45 percent by ViroPharma. Additionally, the agreement called for Aventis to fund 50 percent of the Company’s research and development efforts for the use of Picovir® in the treatment of adult and pediatric viral respiratory infection (VRI). At December 31, 2001, the Company was due approximately $5.2 million (none at December 31, 2002) under these cost sharing provisions. For the year ended December 31, 2002 approximately $4.5 million and $3.6 million were reflected as reductions of Picovir® research and development and sales and marketing costs, respectively.

8.    License and Research Agreements

Sanofi-Synthelabo Agreement

In December 1995, the Company entered into a license agreement with Sanofi-Synthelabo for its most advanced drug candidate, Picovir®. In February 2001, the Company revised its agreement with Sanofi-Synthelabo. The original agreement signed in 1995 provided the Company with exclusive rights to develop and commercialize the product in the United States and Canada. Under the revised agreement, the Company expanded its intellectual property position, eliminated obligations for future milestone payments, reduced royalty rate obligations to Sanofi-Synthelabo on future sales of products, if any, under certain conditions, in exchange for a reduction of royalty rate obligations by Sanofi-Synthelabo to the Company on future sales of products, if any, under certain conditions, outside of the United States and Canada and the issuance of 750,000 shares of the Company’s common stock. Included in operating expenses during the year ended December 31, 2001 is a non-cash charge of $16.5 million resulting from the issuance of the 750,000 shares of common stock to Sanofi-Synthelabo in exchange for the expansion of the Company’s intellectual property rights related to Picovir® as these additional intellectual property rights licensed from Sanofi-Synthelabo had not reached technological feasibility and had no alternative uses.

Wyeth Agreement

In December 1999, the Company entered into a licensing agreement with Wyeth for the discovery, development and commercialization of hepatitis C drugs. In connection with the signing of the agreement, the Company received $5.0 million from Wyeth. This amount is non-refundable and a portion of it was recorded as deferred revenue at December 31, 1999. This deferred revenue is being recognized as revenue as certain activities are performed by the Company over the estimated performance period. The original performance period was 5 years. In 2002, the Company and Wyeth extended the compound screening portion of the agreement by two years, and as a result the Company extended the performance period from 5 years to 7 years. The unamortized balance of the deferred revenue will be amortized over the balance of the extended performance period. Of this deferred revenue, the Company recognized $1.0 million as revenue in 2000, $1.0 million as revenue in 2001, $0.7 million as revenue in 2002, and $2.3 million is recorded as deferred revenue at December 31, 2002. Additionally, the Company received $2,000,000 in milestone payments during 2001. If drug candidates are successfully commercialized, the Company has the right to co-promote the products and share equally in the net profits in the United States and Canada. The Company is entitled to milestone payments upon the achievement of certain development milestones and royalties for product sales, if any, outside of the United States and Canada.

ViroPharma Incorporated

(A Development Stage Company)

Notes to Consolidated Financial Statements (continued)

In October 2000, the Company sold an aggregate of 200,993 shares of common stock to Wyeth for aggregate proceeds of $6.0 million. The sales of common stock were as a result of progress made under the companies’ hepatitis C virus collaboration. In connection with the collaboration and license agreement, Wyeth is required to purchase predetermined dollar amounts of additional shares of our common stock at a market value premium at the time of completion of certain product development stages. If additional shares are purchased, this excess will be accounted for as a credit to additional paid-in capital.

In connection with the collaboration, both parties perform certain research and development activities and share in the costs of those activities. As of December 31, 2001, the Company was due from Wyeth approximately $2.1 million, for research and development expenses incurred by the Company on behalf of the collaboration which was reflected as cost reductions of approximately $2.1 million during 2001. As of December 31, 2002, the Company owed Wyeth approximately $0.7 million for research and development activities incurred by Wyeth during 2002, on behalf of the collaboration, which was reflected as additional costs to the Company of approximately $0.7 million during 2002.

Other Agreements

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

9.    Common Stock and Common Stock Options

Common Stock

In August 2002, in connection with the transaction described in note 7, the Company sold Aventis Pharmaceuticals 3 million shares of the Company’s common stock with a fair value of $4.59 million.

In July 2001, the Company filed a Form S-3 universal shelf registration statement with the Securities and Exchange Commission (the “SEC”) for the registration and potential issuance of up to $300 million of the Company’s securities, of which $212 million remains at December 31, 2002. The registration statement will provide ViroPharma the flexibility to determine the type of security it chooses to sell, including common stock, preferred stock, warrants and debt securities, as well as the ability to time such sales when market conditions are favorable. In order for the Company to issue securities registered on this registration statement it must either have an aggregate market value of the voting and non-voting common equity excluding shares held by its affiliates of $75 million or more, or it must file a post effective amendment to the registration statement on Form S-2 or S-1. On October 19, 2001 the SEC declared the registration statement effective. On November 15, 2001, the Company entered into an underwriting agreement with Morgan Stanley & Co. Incorporated (“Morgan Stanley”) for the sale of 4,000,000 shares of its common stock. The sale was completed on November 19, 2001 and net proceeds from the sale were approximately $82.7 million.

Effective May 7, 2001, pursuant to the terms of our Series A Convertible Participating Preferred Stock, 2,300,000 shares of preferred stock were converted into 2,346,295 shares of common stock (See note 10).

In February 2001, the Company revised its agreement with Sanofi-Synthelabo for Picovir™. In conjunction with this revision the Company issued 750,000 shares of common stock to Sanofi-Synthelabo. (See note 8).

ViroPharma Incorporated

(A Development Stage Company)

Notes to Consolidated Financial Statements (continued)

In October 2000, the Company sold an aggregate of 200,993 shares of common stock to Wyeth for aggregate proceeds of $6.0 million (See note 8).

On October 21, 1999, the Company completed a follow-on public offering of common stock. The Company sold 3,450,000 shares (including 450,000 shares exercised by the underwriters for over allotment). Net proceeds approximated $61,450,000.

Stock Option Plans

In 1995, the Company adopted a Stock Option Plan and Restricted Share Plan, and amended and restated the Stock Option Plan in 1998, 2000 and 2001 (as amended and restated, the “1995 Plan”), to provide eligible individuals with an opportunity to acquire or increase an equity interest in the Company and to encourage such individuals to continue in the employment of the Company. Stock options are granted with an exercise price at the fair market value of the stock on the date of grant. Stock options are exercisable for a period not to exceed ten years from the date of grant. Vesting schedules for the stock options vary, but, generally vest 25% per year, over four years.

In June 2001, the stockholders of the Company approved an amendment to increase the number of shares eligible to grant under the 1995 Plan by 1,000,000 shares and allow for the issuance of restricted shares. In May 2002, the stockholders of the Company approved an amendment to the Company’s 1995 plan to increase the number of shares eligible for grant under the plan by 750,000 shares.

In November 2001, the Board of Directors amended and restated the 1995 Plan in order to provide for the delegation of certain administrative powers to a committee comprised of Company officers, and to normalize across all option holders the acceleration of unvested options under certain circumstances upon a change of control of the Company. As of December 31, 2002 there were approximately 726,300 options whose vesting would have accelerated as a result of this amendment if these change of control circumstances had occurred and which would have resulted in approximately $0.3 million of compensation expense as measured by the difference in the exercise price of the options with potentially accelerated vesting and the fair value of the Company’s common stock on the Plan amendment date. A charge will be recorded in the future upon a change in control for only those options which would have otherwise expired unvested except for the resulting acceleration of vesting as a result of this amendment.

Also, in November 2001, the Company adopted a new Stock Option Plan (the “2001 Plan”) allowing for the issuance of an additional 500,000 option awards to eligible individuals. The provisions with respect to the awarding, vesting and exercise of option grants under the 2001 Plan are similar to those of the 1995 Plan.

There are 5,000,000 combined shares in the aggregate reserved under the 1995 Plan and the 2001 Plan (together, the “Plans”).

ViroPharma Incorporated

(A Development Stage Company)

Notes to Consolidated Financial Statements (continued)

Stock option activity for the three years ended December 31, 2002 is as follows:

	Range of Exercise Prices	Share options	Weighted- average remaining contractual life (years)	Weighted- average exercise price
Balance, December 31, 1999		1,253,867		$10.54
Granted		910,832		25.99
Exercised		(132,619)		7.43
Canceled		(29,316)		21.48

Balance, December 31, 2000		2,002,764		17.61
Granted		836,650		23.06
Exercised		(153,723)		6.73
Canceled		(92,850)		23.54

Balance, December 31, 2001		2,592,841		19.80
Granted		1,885,175		5.77
Exercised		(18,412)		2.10
Canceled		(1,104,467)		16.16

Balance, December 31, 2002		3,355,137		$13.22

Options outstanding as of December 31, 2002	$.10-.99	516,014	8.63	$0.86
	1.00-3.93	735,942	9.25	2.58
	4.22-12.00	587,784	5.78	10.36
	13.00-20.16	536,471	6.80	16.81
	20.25-22.99	496,025	7.78	21.61
	23.50-42.00	478,901	7.78	33.10
	81.75-81.75	4,000	7.20	81.75

Balance, December 31, 2002	$00.10-81.75	3,355,137	7.72	$13.22

Options exercisable as of December 31, 2002	$.10-.99	81,014		$0.15
	1.00-3.93	31,992		2.16
	4.22-12.00	467,954		10.14
	13.00-20.16	303,904		16.86
	20.25-22.99	208,617		21.16
	23.50-42.00	212,521		34.33
	81.75-81.75	2,000		81.75

Options exercisable at December 31, 2002	$00.10-81.75	1,308,002		$16.69

At December 31, 2002, there were 1,168,230 shares available for grant under the Plans.

The weighted average fair value of option grants during 2000, 2001, and 2002 was $25.97, $21.81, and $5.48 respectively. The fair value of each option grant is estimated using the Black-Scholes option-pricing model using the following weighted-average assumptions for the Plans: an expected dividend yield of 0% and a risk-free interest rate of 5.1% for 2000, 4.38% for 2001, and 3.36% for 2002, and volatility of 213% for 2000, and 154% for 2001 and 155% for 2002, and an expected option life of ten years for 2000 and 5.9 years for 2001 and 5.7 years for 2002 (see note 2).

Employee Stock Purchase Plan

In 2000, the stockholders of the Company approved an employee stock purchase plan. A total of 300,000 shares are available under this plan. Under this plan, employees may purchase common stock through payroll deductions in semi-annual offerings at a price equal to the lower of 85% of the closing price on the applicable

ViroPharma Incorporated

(A Development Stage Company)

Notes to Consolidated Financial Statements (continued)

offering commencement date or 85% of the closing price on the applicable offering termination date. Under this plan 30,447 shares were sold to employees during 2001, 181,370 shares were sold to employees during 2002 and as of December 31, 2002 there are approximately 88,183 shares remaining under this plan. The plan qualifies under Section 423 of the Internal Revenue Code.

Restricted Common Stock

In 2000 and 2001, the Company issued 50,000 and 10,000 shares, respectively, of restricted common stock to executive officers of the Company. These shares vest ratably over 48 months. The fair value of such stock at the respective issuance dates was $1.1 million and $0.2 million, respectively. These amounts are reflected in deferred compensation and are being amortized to operations over the vesting period. During 2002, no shares of restricted common stock were issued by the Company and 7,500 of restricted shares were forfeited by employees who had left the Company during the year. The value of the shares forfeited during 2002 was approximately $0.1 million. Compensation expense related to these issuances for the years ended December 31, 2001 and 2002 was $0.3 million, and $0.3 million, respectively.

10.    Preferred Stock

The Company adopted a Stockholders’ Rights Plan (the “Plan”) in September 1998. In connection with the Plan, the Company designated from its Preferred Stock, par value $.001 per share, Series A Junior Participating Preferred Stock, par value $.001 per share (the “Series A Preferred Shares”), and reserved 200,000 Series A Preferred Shares for issuance under the Plan. The Company declared a dividend distribution of one right for each outstanding share of common stock. The rights entitle stockholders to purchase one one-hundredth of a share of Series A Junior Participating Preferred Stock. The rights expire in 2008. Each holder of a right, other than the acquiring person, would be entitled to purchase $250 worth of common stock of the Company for each right at the exercise price of $125 per right, which would effectively enable such rights holders to purchase common stock at one-half of the then current price. At December 31, 2002, the rights were neither exercisable nor traded separately from the Company’s common stock, and become exercisable only if a person or group becomes the beneficial owner of 20% or more of the Company’s common stock or announces a tender offer which would result in ownership of 20% or more of the Company’s common stock.

On May 5, 1999, the Company completed the sale of 2,300,000 shares of Series A Convertible Participating Preferred Stock (“preferred stock”). Net proceeds approximated $13,300,000. In addition, the Company issued warrants to purchase 595,000 shares of common stock at $9.53 per share to the purchasers of the preferred stock. The warrants expire on May 5, 2004.

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

11.    Income Taxes

As of December 31, 2002, the Company has approximately $92 million of Federal and $78.7 million of state net operating loss carry forwards available to offset future taxable income. In addition, the Company has approximately $7.0 million of Federal research and development credits available to offset future taxable income. The federal and state net operating loss carry forwards as well as the federal research and development credits

ViroPharma Incorporated

(A Development Stage Company)

Notes to Consolidated Financial Statements (continued)

will begin expiring in 2009, 2005 and 2009, respectively, if not utilized. In addition, the utilization of the state net operating loss carry forwards is subject to a $2 million annual limitation. Also, based on “change in ownership” provisions of the Tax Reform Act of 1986, net operating loss carry forwards may be subject to annual limitations that could significantly reduce the Company’s ability to utilize these carry forwards in the future.

Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2001 and 2002 are shown below. Due to the uncertainty of the Company’s ability to realize the benefit of the deferred tax assets, the net deferred tax assets are fully offset by a valuation allowance at December 31, 2001 and 2002. The change in the valuation allowance for 2001 and 2002 was an increase of approximately $40.1 million and $7.8 million, respectively. Additionally, at December 31, 2002, approximately $1.7 million of gross deferred tax assets will reduce equity to the extent such assets are realized.

	December 31,
	2001	2002
Deferred tax assets:
Net operating loss carryforwards.	$25,784,017	$36,488,211
Research and development credit.	4,738,493	6,978,118
Capitalized research and development costs.	46,693,834	50,919,787
Income recorded for tax but not recorded on books, net	10,646,154	1,276,414

Total gross deferred tax assets	87,862,498	95,662,530

Valuation allowance	(87,862,498)	(95,662,530)

Net deferred taxes	—	—

12.    401(k) Employee Savings Plan

In 1998, the Company adopted a new 401(k) Employee Savings Plan (the “401(k) Plan”) available to all employees meeting certain eligibility criteria. The 401(k) Plan permits participants to contribute up to 15% of their compensation not to exceed the limits established by the Internal Revenue Code. All contributions made by participants vest immediately in the participant’s account. The Company contributed $91,394, $130,086 and $234,719 to the 401(k) Plan in 2000, 2001 and 2002, respectively. The Company’s contributions are made in cash. The Company’s common stock is not an investment option available to participants in the 401(k) Plan.

13.    Loss per Share

The following table shows the amounts used in computing loss per share:

	2000	2001	2002
Loss from continuing operations	$(41,817,374)	$(78,481,204)	$(26,622,883)
Income (loss) from discontinued sales operations	—	(4,476,244)	10,816,807
Preferred stock dividends	727,352	345,242	—

Net loss allocable to common stockholders	$(42,544,726)	$(83,302,690)	$(15,806,076)

Shares used in computing basic and diluted income (loss) per share amounts	15,210,964	18,167,303	23,952,940

Loss per share from continuing operations:
Basic and diluted	$(2.75)	$(4.32)	$(1.11)

Income (loss) per share from discontinued sales operations:
Basic and diluted	$—	$(0.25)	$0.45

Net loss per share allocable to common stockholders:
Basic and diluted	$(2.80)	$(4.59)	$(0.66)

ViroPharma Incorporated

(A Development Stage Company)

Notes to Consolidated Financial Statements (continued)

14.    Commitments and Contingencies

In March 1998, the Company entered into a lease for laboratory and office space. The term of the lease is ten years with two five-year renewal options. The Company also has the right, under certain circumstances, to purchase the facility. In September 2001, the Company entered into a fifteen year lease for 30,000 square feet of additional office space. The Company is exploring several potential opportunities, including subleasing, related to its use. The Company cannot be certain that that it will find a use for the facility, or that it will be able to sublease the facility at favorable terms, or at all. The Company may record a charge in the period that a decision as to its use is made. In November 2001, the Company entered into an automobile fleet leasing arrangement for its sales force that was secured by a two-year letter of credit which was collateralized with a $1 million certificate of deposit. During 2002, the Company terminated this lease agreement incurring termination costs that were included as part of its loss from discontinued sales operations (see note 7). Also during 2002, the Company reduced its letter of credit collateralizing this agreement to $0.1 million and as of December 31, 2002, had no material obligation under this arrangement.

The Company’s future minimum lease payments under the aforementioned leases and other operating leases related to equipment for years subsequent to December 31, 2002 are as follows:

Year ending December 31,	Operating leases
2003	$1,773,146
2004	1,784,917
2005	1,782,505
2006	1,751,497
2007	1,763,988
Thereafter	8,667,365

Total minimum lease payments	$17,523,418

Rent expense for the years ended December 31, 2000, 2001, and 2002 aggregated $967,000, $1,087,763, and $1,095,897, respectively.

In March and May 2002, the Company and certain of its directors were named as defendants in purported class actions filed in the United States District Court for the Eastern District of Pennsylvania. In July 2002, these actions were consolidated into a single complaint. The plaintiffs in these actions have alleged that certain statements by the Company about Picovir® were misleading. A judgment against the Company could materially exceed the coverage which may be available under its directors’ and officers’ liability insurance. The Company filed a motion to dismiss this action in August 2002. The Company is vigorously defending itself against this action and believes that it has meritorious defenses against these claims. While it is not feasible to predict the outcome of this claim at this time, the ultimate resolution of this action could require substantial payment by the Company which could have a material adverse effect on its financial position and liquidity, and the resolution of this matter during a specific period could have a material adverse effect on the quarterly or annual operating results for that period. To date no liability related to this matter has been reflected in the Company’s consolidated balance sheet.

ViroPharma Incorporated

(A Development Stage Company)

Notes to Consolidated Financial Statements (continued)

15.    Quarterly Financial Information (unaudited)

This table summarizes the unaudited consolidated financial results of operations for 2001 and 2002 for the quarters ended:

	March 31	June 30	September 30	December 31
2002
Revenues	$538,461	$538,462	$4,220,175	$239,742
Income (loss) from continuing operations	(19,428,310)	(16,876,176)	5,128,180	4,553,423
Income (loss) from discontinued sales operations	(2,048,405)	115,223	12,314,570	435,419
Net income (loss) allocable to common stockholders	(21,476,715)	(16,760,953)	17,442,750	4,988,842
Basic and diluted income (loss) per share from continuing operations	$(0.86)	$(0.74)	$0.21	$0.18

Basic and diluted income (loss) per share from discontinued sales operations	$(0.09)	$0.01	$0.50	$0.01

Basic and diluted net income (loss) per share allocable to common stockholders	$(0.95)	$(0.74)	$0.71	$0.19

2001
Revenues	$2,250,000	$250,000	$346,154	$538,461
Loss from continuing operations	(29,169,281)	(11,631,953)	(20,852,367)	(16,827,603)
Loss from discontinued sales operations	—	—	—	(4,476,244)
Net loss allocable to common stockholders	(29,351,118)	(11,795,358)	(20,852,367)	(21,303,847)
Basic and diluted loss per share from continuing operations	$(1.86)	$(0.66)	$(1.12)	$(0.81)

Basic and diluted loss per share from discontinued sales operations	$—	$—	$—	$(0.22)

Basic and diluted net loss per share allocable to common stockholders	$(1.87)	$(0.67)	$(1.12)	$(1.03)