Form 10-Q
period 2003-03-31
VIROPHARMA INC
filed 2003-05-12
CIK 946840

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

or

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

610-458-7300

(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days:    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☐    No  ☒

Number of shares outstanding of the issuer’s Common Stock, par value $.002 per share, as of May 8, 2003: 25,933,096 shares.

VIROPHARMA INCORPORATED

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ViroPharma Incorporated

(A Development Stage Company)

Consolidated Balance Sheets

(unaudited)

December 31, 2002 and March 31, 2003

	December 31, 2002	March 31, 2003
Assets
Current assets:
Cash and cash equivalents	$15,987,056	$11,987,553
Short-term investments	142,294,488	132,695,079
Notes receivable from officers-current	88,743	88,743
Other current assets	3,447,928	3,143,774

Total current assets	161,818,215	147,915,149
Equipment and leasehold improvements, net	8,515,248	8,087,052
Notes receivable from officers-noncurrent	88,743	67,558
Debt issue costs, net	2,612,366	2,387,412
Other assets	496,185	94,458

Total assets	$173,530,757	$158,551,629

Liabilities and Stockholders’ Equity
Current liabilities:
Loans payable-current	$116,667	$83,379
Accounts payable	979,909	539,424
Due to partners	693,778	693,866
Accrued expenses and other current liabilities	6,739,353	3,901,549
Deferred revenue-current	516,667	563,636

Total current liabilities	9,046,374	5,781,854
Loans payable-noncurrent	8,334	—
Convertible subordinated notes	134,900,000	129,900,000
Deferred revenue-noncurrent	1,765,278	1,550,000

Total liabilities	145,719,986	137,231,854

Commitments and Contingencies
Stockholders’ equity:
Preferred stock, par value $.001 per share. 5,000,000 shares authorized; Series A convertible participating preferred stock; no shares issued and outstanding	—	—
Series A junior participating preferred stock; 200,000 shares designated; no shares issued and outstanding	—	—
Common stock, par value $.002 per share. Authorized 100,000,000 shares; issued and outstanding 25,933,096 at December 31, 2002 and at March 31, 2003	51,866	51,866
Additional paid-in capital	248,782,497	248,782,497
Deferred compensation	(435,093)	(412,538)
Accumulated other comprehensive loss	(2,086,601)	(1,753,349)
Deficit accumulated during the development stage	(218,501,898)	(225,348,701)

Total stockholders’ equity	27,810,771	21,319,775

Total liabilities and stockholders’ equity	$173,530,757	$158,551,629

See accompanying notes to consolidated financial statements.

ViroPharma Incorporated

(A Development Stage Company)

Consolidated Statements of Operations

(unaudited)

Three months ended March 31, 2002 and 2003 and the

period from December 5, 1994 (Inception) to March 31, 2003

	Three months ended March 31,		Period from December 5, 1994 (Inception) to March 31, 2003
	2002	2003
Revenues:
License fee and milestone revenue	$538,462	$168,309	$14,886,364
Grant revenue	—	—	526,894
Other revenue	—	34,000	237,400

Total revenues	538,462	202,309	15,650,658

Continuing operating expenses incurred in the development stage:
Research and development	13,520,299	5,665,967	195,181,449
Acquisition of technology rights	—	—	16,500,000
Marketing	3,214,246	—	23,360,873
General and administrative	2,437,278	2,347,896	43,290,270

Total operating expenses	19,171,823	8,013,863	278,332,592

Gain on repurchase of debt	—	2,805,337	30,699,597
Interest income	2,115,765	306,050	35,424,620
Interest expense	2,910,715	2,146,636	35,131,547

Loss from continuing operations	(19,428,311)	(6,846,803)	(231,689,264)
Discontinued operations:
Income (loss) from discontinued sales operations	(2,048,404)	—	6,340,563

Net loss	$(21,476,715)	$(6,846,803)	$(225,348,701)

Basic and diluted loss per share from continuing operations	$(0.86)	$(0.27)

Basic and diluted loss per share from discontinued sales operations	$(0.09)	$—

Basic and diluted net loss per share	$(0.95)	$(0.27)

Shares used in computing basic and diluted loss per share amounts	22,675,388	25,726,726

See accompanying notes to consolidated financial statements.

ViroPharma Incorporated

(A Development Stage Company)

Consolidated Statements of Cash Flows

(unaudited)

Three months ended March 31, 2002 and 2003 and the

period from December 5, 1994 (Inception) to March 31, 2003

	Three months ended March 31,		Period from December 5, 1994 (Inception) to March 31, 2003
	2002	2003
Cash flows from operating activities:
Net loss	$(21,476,715)	$(6,846,803)	$(225,348,701)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash gain on sale of sales force	—	—	(15,410,000)
Non-cash gain on repurchase of convertible subordinated notes	—	(2,875,000)	(31,599,875)
Write-off of deferred financing costs on repurchase of notes	—	69,663	900,278
Non-cash write-off of fixed assets	—	—	1,517,172
Non-cash acquisition of technology rights	—	—	16,500,000
Non-cash compensation expense	106,614	22,555	1,683,109
Non-cash warrant value	—	—	153,751
Non-cash consulting expense	—	—	46,975
Non-cash interest expense	204,615	155,291	2,437,727
Depreciation and amortization expense	624,206	713,725	6,546,194
Changes in assets and liabilities:
Other current assets	378,920	304,154	(3,143,774)
Notes receivable from officers	89,804	21,185	(156,301)
Due (to) from partners	(844,127)	(88)	693,866
Other assets	(97,116)	48,558	(94,458)
Accounts payable	278,858	(440,485)	539,424
Deferred revenue	(538,461)	(168,309)	2,113,636
Accrued expenses and other current liabilities	7,474,688	(2,837,804)	13,901,549
Other liabilities	(10,000,000)	—	10,000,000

Net cash used in operating activities	(23,798,714)	(11,833,182)	(218,719,428)

Cash flows from investing activities:
Purchase of equipment and leasehold improvements	(1,172,618)	(285,529)	(16,346,955)
Proceeds from sale equipment	—	—	196,537
Purchases of short-term investments	(51,963,486)	(33,801,065)	(1,058,154,236)
Sales of short-term investments	—	—	9,680,414
Maturities of short-term investments	85,099,073	44,086,895	914,025,393

Net cash provided by (used in) investing activities	31,962,969	10,000,301	(150,598,847)

Cash flows from financing activities:
Net proceeds from issuance of preferred stock	$—	$—	$27,242,143
Net proceeds from issuance of common stock	37,951	—	198,816,016
Preferred stock cash dividends	—	—	(1,254,294)
Proceeds from loans payable and milestone advance	—	—	2,100,000
Payment of loans payable	(50,000)	(41,622)	(2,016,621)
Payment on repurchase of convertible subordinated notes	—	(2,125,000)	(18,500,125)
Proceeds received on notes receivable	—	—	1,625
Gross proceeds from notes payable	—	—	180,692,500
Issuance costs on notes payable	—	—	(5,725,416)
Payment of notes payable	—	—	(50,000)

Net cash provided by (used in) financing activities	(12,049)	(2,166,622)	381,305,828

Net increase (decrease) in cash and cash equivalents	8,152,206	(3,999,503)	11,987,553
Cash and cash equivalents at beginning of period	9,826,879	15,987,056	—

Cash and cash equivalents at end of period	$17,979,085	$11,987,553	$11,987,553

Supplemental disclosure of non-cash transactions:
Conversion of Note Payable to Series A and Series B Preferred Stock	—	—	642,500
Conversion of mandatorily redeemable convertible preferred stock to common shares	—	—	16,264,199
Notes issued for 828,750 common shares	—	—	1,625
Deferred compensation	106,614	—	2,222,158
Forfeiture of restricted stock	—	—	126,511
Accretion of redemption value attributable to mandatorily redeemable converted preferred stock	—	—	1,616,445
Conversion of milestone advance to loan payable	—	—	1,000,000
Unrealized gains (losses) on available for sale securities	(1,153,339)	333,252	(1,753,349)

Issuance of common stock to Aventis Pharmaceuticals Inc.	—	—	4,590,000
Settlement of milestone advances to Aventis Pharmaceuticals Inc.	—	—	20,000,000

Supplemental disclosure of cash flow information:
Cash paid for interest	5,416,400	4,047,000	31,684,443

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

The Company is devoting substantial effort towards conducting drug discovery and development, raising capital, conducting clinical trials, and pursuing regulatory approval for products under development. The only revenues from product sales that the Company has earned are detailing fees from discontinued sales operations during the first eight months of 2002 for detailing products owned by Aventis Pharmaceuticals Inc. The Company has earned no significant revenue or product sales and has not achieved profitable operations or positive cash flow from continuing operations. The Company’s deficit accumulated during the development stage aggregated $225,348,701 through March 31, 2003. There is no assurance that profitable operations can ever be achieved, and even if achieved, could be sustained on a continuing basis. Effective on August 31, 2002, the Company discontinued its sales force operations related to two products owned by Aventis Pharmaceuticals Inc. (“Aventis”) and all related sales administration activities.

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

Basis of Presentation

The financial information at March 31, 2003 and for the three months ended March 31, 2002 and 2003, is unaudited but includes all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary to state fairly the financial information set forth therein in accordance with accounting principles generally accepted in the United States of America. The interim results are not necessarily indicative of results to be expected for the full fiscal year. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2002 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission.

Reclassification

Certain prior year amounts have been reclassified to conform to the current year presentation.

(2) Comprehensive Income (loss)

In the Company’s annual consolidated financial statements, comprehensive income (loss) is presented as a separate financial statement. For interim consolidated financial statements, the Company is permitted to disclose the information in the footnotes to the consolidated financial statements. The disclosures are required for comparative purposes. The only comprehensive income (loss) item the Company has is unrealized gains and losses on available for sale securities. The following reconciles net loss to comprehensive loss for the three-months ended March 31, 2002 and 2003:

	2002	2003
Net loss	$(21,476,715)	$(6,846,803)
Other comprehensive income (loss):
Unrealized gains (losses) on available for sale securities	(1,153,339)	333,252

Comprehensive loss	$(22,630,054)	$(6,513,551)

(3) Convertible Subordinated Note Repurchases

During 2002, the Board of Directors of ViroPharma approved a convertible note repurchase program to spend up to $20.0 million to purchase a portion of the $180.0 million principal amount of its 6% convertible subordinated notes due in 2007. As of March 31, 2003, the Company had purchased $50.1 million of principal amount of its 6% convertible subordinated

ViroPharma Incorporated

(A Development Stage Company)

Notes to Consolidated Financial Statements—(continued)

notes due in 2007 under this program. As a result of these purchases, the Company has reduced its annual interest expense by approximately $3.0 million. During the quarter ended March 31, 2003, the Company recognized a $2.8 million gain, after the write-off of $0.1 million of related deferred financing costs related to the purchase of $5.0 million of principal amount of these notes. The gain was classified as other income. As of March 31, 2003, the Company may, in its discretion, spend up to $1.5 million to purchase additional convertible subordinated notes in the open market or in privately negotiated transactions from time to time as market conditions warrant.

(4) Stock Compensation

The Company accounts for its stock option plans in accordance with the provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations. As such, compensation cost is measured on the date of grant for fixed options as the excess of the current market price of the underlying stock over the exercise price. Such compensation amounts are amortized over the respective vesting periods of the option grant. Any charge to operations for variable options with performance criteria is affected each reporting period by changes in the fair value of our common stock. The Company adopted the disclosure provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”, which permits entities to provide pro forma net income (loss) and pro forma earnings (loss) per share disclosures for employee stock option grants as if the fair-value based method defined in SFAS No. 123 had been applied.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure, an amendment of FASB Statement No. 123”. This Statement amended FASB Statement No. 123, “Accounting for Stock-Based Compensation”, to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, this Statement amended the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim financial statements.

Compensation expense for options granted to non-employees is determined in accordance with SFAS No. 123, and related interpretations, as the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measured. Compensation expense for options granted to non-employees is re-measured each period as the underlying options vest.

The Company applies APB Opinion No. 25 in accounting for its stock options granted to employees and directors. Had the Company determined compensation cost for options granted to employees and directors based on the fair value at the grant date under SFAS No. 123, the Company’s net loss and net loss per share would have been increased to the pro forma amounts under SFAS No. 123 indicated below:

	For the three months ended, March 31,
	2002	2003
Net loss:
As reported	$(21,476,715)	$(6,846,803)
Add: stock-based employee compensation expense included in net loss	—	—
Deduct: total stock-based employee compensation expense determined under the fair value-based method for all employee and director awards	(3,026,196)	(2,074,197)

Pro forma under SFAS No. 123	$(24,502,911)	$(8,921,000)

Net loss per share:
Basic and diluted:
As reported	$(0.95)	$(0.27)
Pro forma under SFAS No. 123	(1.08)	(0.35)

(5) Restructuring

In August 2002, the Company adopted a restructuring plan to establish the foundation for its future growth.

Continuing Operations

As part of its restructuring plan, the Company terminated 33 employees within the development, commercial operations, and administration departments of the Company. In August 2002, the Company accrued $1.2 million in expenses associated with this portion of its restructuring plan, which primarily was comprised of employee severance costs

ViroPharma Incorporated

(A Development Stage Company)

Notes to Consolidated Financial Statements—(continued)

associated with downsizing. This charge was included in the operating expenses of the Company in the third quarter of 2002. As of March 31, 2003, the Company has paid $1.0 million of termination benefits associated with the termination of 33 employees. During the quarter ended March 31, 2003, the Company reduced its severance estimate by $0.05 million to reflect actual costs that it incurred, and other than the revision, there were no other changes to the accrued restructuring liability. As of March 31, 2003, $0.2 million of the restructuring accrual remained.

Discontinued Operations

On September 1, 2002, Aventis acquired the Company’s sales force, which totaled nearly 200 people, for $15.41 million, which was recorded as a gain in September 2002. There were no costs related to this transaction.

There was no activity related to the former sales force operations during 2003. During the quarter ended March 31, 2002, the loss from operations of the sales force of the Company totaled $2.0 million. This loss included detailing fee revenue of $6.0 million, and $8.0 million in sales force operational costs. During 2002, the Company incurred a restructuring charge of $2.2 million related to discontinuing the sales operations, primarily for severance, and as of March 31 2003, the Company has paid $2.1 million of this charge.

Aventis Termination Agreement

Under the agreement ending their collaboration to co-develop and co-promote Picovir®, Aventis returned Picovir® to the Company, and both parties received mutual releases of all obligations without incurring termination fees. Aventis compensated the Company for Aventis’ share of development and commercial expenses through July 2002 and the Company’s detailing fees through August 2002, and the Company has returned to Aventis advance milestone payments of $20.0 million. Aventis also purchased 3 million shares of the Company’s common stock with a fair market value of $4.59 million. In accordance with the terms of the aforementioned agreements, the Company and Aventis offset all amounts due to each other with respect to the settlement, purchase of stock and sale of the sales force.

As a result of the termination of the Aventis agreement during August of 2002, the Company accelerated the recognition of the remaining $4.0 million of deferred revenue related to the $5.0 million up-front payment received in September 2001.

In September 2001, the Company entered into a collaboration to co-develop and co-promote Picovir® in the United States with Aventis. As part of the agreement, the Company received an initial payment of $25.0 million from Aventis. $5.0 million of the initial payment received was reflected in Deferred revenue, and was recognized as revenue on a straight-line basis through July 31, 2002 based on the then estimated performance period ending December 31, 2005. At March 31, 2002, $20.0 million of the initial payment was reflected in Accrued expenses. From September 2001 to July 31, 2002, the Company and Aventis shared the cost of preparing for the commercial launch of Picovir® and the continued marketing and commercialization efforts: 55 percent by Aventis and 45 percent by ViroPharma. Additionally, the agreement calls for Aventis to fund 50 percent of the Company’s research and development efforts for the use of Picovir® in the treatment of adult and pediatric viral respiratory infection (VRI). At March 31, 2003, the Company was not due any payment under these cost sharing provisions. For the quarter ended March 31, 2002, approximately $3.3 million and $0.3 million were reflected as reductions of Picovir® research and development and sales and marketing costs, respectively.

(6) Litigation

In March and May 2002, we and certain of our directors were named as defendants in purported class actions filed in the United States District Court for the Eastern District of Pennsylvania. In July 2002, these actions were consolidated into a single complaint which also named certain of our officers as defendants. The plaintiffs in these actions have alleged that certain statements by us about Picovir® were misleading. A judgment against us could materially exceed the coverage which may be available under our directors’ and officers’ liability insurance. The Company filed a motion to dismiss this action in August 2002. In April 2003, the court granted in part and denied in part our motion to dismiss the consolidated complaint. We are vigorously defending ourselves against this action and believe we have meritorious defenses against these claims. While it is not feasible to predict the outcome of this claim at this time, the ultimate resolution of this action could require substantial payment by the us which could have a material adverse effect on our financial position and liquidity, and the resolution of this matter during a specific period could have a material adverse effect on the quarterly or annual operating results for that period. To date no liability related to this matter has been reflected in our consolidated balance sheet.

IMPORTANT INFORMATION ABOUT FORWARD-LOOKING STATEMENTS

Our disclosure and analysis in this report contains some forward-looking statements. Forward-looking statements give our current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current facts. They use words such as “anticipate”, “estimate”, “expect”, “project”, “intend”, “plan”, “believe” and other words and terms of similar meaning in connection with any discussion of future operating or financial performance. These forward-looking statements include the statements in this report on Form 10-Q about:

•	our plan to advance a compound from HCV-371, our lead HCV compound, into additional studies in HCV-infected patients by late-2003;

•	our plan to advance at least one additional HCV compound into human clinical trials by the end of 2003;

•	our plan to evaluate an intranasal approach for using Picovir® to treat the common cold, including our consideration of conducting a study to evaluate the antiviral activity of our intranasal formulation of Picovir®;

•	our plan not to fund additional significant clinical development of Picovir® for the treatment of the common cold without a new partner;

•	our purchase of a portion of our convertible subordinated notes;

•	our expectation that our most significant sources of our near-term operating expenses will be discovery and development activities with our hepatitis C program, the exploration of alternatives regarding the future development of Picovir® for the treatment of life-threatening chronic meningoencephalitis in patients with agammaglobulinemia or hypogammaglobulinemia caused by primary immune deficiency (CEMA), and business development activities seeking new opportunities to expand our pipeline;

•	our expectation that our monthly expenses and operating losses in 2003 should be lower than we experienced during the first eight months of 2002; and

•	our expectation that our available cash, cash equivalents and short term investments at March 31, 2003 will be sufficient to fund our planned business operations and debt service requirements through 2005.

Our actual results could differ materially from those results expressed in, or implied by, these forward-looking statements. There can be no assurance that:

•	we will be able to continue or complete our current clinical studies of HC-371;

•	HC-371 will demonstrate antiviral activity;

•	we will, or will be able to, achieve the development milestones for our HCV program during the timeframe described in this quarterly report on form 10-Q, or at all;

•	we will, or we will be able to, purchase additional convertible subordinated debts at prices favorable to us or at all;

•	we will develop, or will be successful in developing, Picovir® to treat CEMA patients or any other serious or life threatening enteroviral infection;

•	we will conduct a study to evaluate the antiviral activity of an intranasal formulation of Picovir®, or that we will be successful in developing a viable intranasal formulation of Picovir®, for the treatment of the common cold;

•	we will be successful in engaging a partner for the development and commercialization of an intranasal formulation of Picovir®;

•	our research and development plan will not change from our current focus on HCV, CEMA and products that we may be able to in-license through business development efforts;

•	we will be able to acquire new research and development opportunities to expand our pipeline;

•	our actual average monthly cash expenses in 2003 will reflect our anticipated spending levels during those periods; or

•	our available cash, cash equivalents and short term investments at March 31, 2003 will be sufficient to fund our planned business operations and debt service requirements through 2005.

        Our actual expenses over the period described in this quarterly report on Form 10-Q may vary depending on a variety of factors, including: the actual cost of conducting clinical trials; the outcome of clinical trials in our HCV program, and our resulting right to receive or obligation to pay milestone payments under collaborations relating to those programs; our ability to develop Picovir® for CEMA patients and the cost of that development program; our ability to continue with, or attract a development and commercialization partner for, an intranasal formulation of Picovir®; the cost of conducting a study to evaluate the antiviral activity of an intranasal formulation of Picovir®, if we decide to conduct such a study; the actual face amount of our convertible subordinated notes that we are able or willing to acquire, if any; the resulting reduction in interest expense associated with the purchase of such convertible subordinated notes, if any; costs associated with litigation; and the cost of exploring and investing in other strategic opportunities. Conducting clinical trials for investigational pharmaceutical products are subject to risks and uncertainties. There can be no assurance that planned clinical trials can be initiated, or that planned or ongoing clinical trials can be successfully concluded or concluded in accordance with our anticipated schedule. In addition, in the future, we may not be able to maintain our listing on the Nasdaq Stock Market.

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

You should read this report on Form 10-Q in combination with the Management’s Discussion and Analysis of Financial Condition and Results of Operations, the description of our business and the discussion of our risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2002.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We have not been profitable since inception and have incurred a cumulative net loss of $225,348,701 through March 31, 2003. Losses have resulted principally from costs incurred in research and development activities, general and administrative expenses and sales and marketing expenses. We expect to incur additional operating losses over the next several years.

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

ViroPharma and Wyeth are conducting a phase 1 clinical study to evaluate our lead HCV product candidate, HCV-371. If the data from this study are supportive, the companies plan to advance HCV-371 into additional studies in HCV-infected patients in late-2003. We cannot assure you that data from our ongoing phase 1 clinical study for HCV-371 will warrant advancing this compound into additional studies in HCV-infected patients. ViroPharma and Wyeth are advancing several distinct compound classes shown to inhibit viral replication activities in preclinical studies, and expect at least one additional compound to enter human trials by the end of 2003.

In March 2003, we submitted an application for Orphan Drug designation for oral Picovir® in the treatment of life-threatening chronic enteroviral meningoencephalitis in patients with agammaglobulinemia or hypogammaglobulinemia caused by primary immune deficiency (CEMA). Since August 1996, we have made Picovir® available on an open label basis for patients with severe or life-threatening diseases caused by picornaviruses. CEMA patients comprise a portion of the patients enrolled in our compassionate use program. In addition, we are continuing to explore ways to maximize the value of Picovir® by evaluating an intranasal approach to treating the common cold. ViroPharma is in discussions with potential partners for this program. While we do not intend to fund significant clinical development of Picovir® for the treatment of the common cold without a partner, we may conduct a study intended to evaluate the antiviral activity of an intranasal formulation of Picovir®.

In January 2003, we announced that we have decided to discontinue the development of our phase 1 and pre-clinical RSV compounds. This decision was based on the combination of the cost of advancing the program and the timeframe to commercialization. We are actively seeking to out license our RSV assets.

In order to improve our capital structure and reduce annual interest expense, in 2002 our board of directors approved a convertible subordinated note repurchase program to spend up to $20.0 million to purchase a portion of our outstanding 6% convertible subordinated notes due 2007. Through March 31, 2003, we have purchased an aggregate of $50.1 million in principal amount of our convertible notes for approximately $18.5 million. In May 2003, our board of directors instructed us to continue to assess and pursue alternatives to reduce the outstanding principal amount of our convertible subordinated notes, including but not limited to the purchase of such notes. In connection with this effort, our board of directors delegated to the note repurchase committee of the board the authority to spend up to an additional $40.0 million in cash to purchase such notes from time to time during the period that continues through 2007, the maturity date of the notes. However, this delegation of authority does not obligate us to effect cash purchases of these notes, and we may not engage in any further note purchases. If we decide to purchase additional convertible subordinated notes, we may, in our discretion, purchase these notes in the open market or in privately negotiated transactions from time to time as market conditions warrant.

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

In March and May 2002, we and certain of our directors were named as defendants in purported class actions filed in the United States District Court for the Eastern District of Pennsylvania. In July 2002, these actions were consolidated into a single complaint which also named certain of our officers as defendants. The plaintiffs in these actions have alleged that certain statements by us about Picovir® were misleading. A judgment against us could materially exceed the coverage which may be available under our directors’ and officers’ liability insurance. We filed a motion to dismiss this action in August 2002. In April 2003, the court granted in part and denied in part our motion to dismiss the consolidated complaint. We are vigorously defending ourselves against this action and believe we have meritorious defenses against these claims. While it is not feasible to predict the outcome of this claim at this time, the ultimate resolution of this action could require substantial payment by the us which could have a material adverse effect on our financial position and the resolution of this matter during a specific period could have a material adverse effect on the quarterly or annual operating results for that period. To date no liability related to this matter has been reflected in our consolidated balance sheet.

Critical Accounting Policies

Our consolidated financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America. Preparing consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. These estimates and assumptions are affected by the application of our accounting policies. Critical policies and practices are both most important to the portrayal of a company’s financial condition and results of operations, and require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effects of matters that are inherently uncertain. Due to the nature of our business and our stage of development, we do not currently face the many complex or subjective judgments that face companies that are further along in their life cycle that may be necessary in applying accounting policies. Our decision to apply APB Opinion No. 25 to account for our stock option plans rather than SFAS No. 123 is one area where our practice could be construed to be critical. Had we applied SFAS No. 123 our net loss allocable to common shareholders in the first quarter of 2002 and 2003 would have been increased by approximately $3.0 million, and $2.1 million, respectively.

Liquidity and Capital Resources

We commenced operations in December 1994. We are a development stage company and, other than detailing fees from discontinued sales operations earned in the first eight months of 2002 for promoting products owned by Aventis, we have not generated revenues from product sales. The cash flows used in operations historically have been applied to research and development activities, supporting Picovir® marketing, general and administrative expenses, and servicing of our debt. We expect that the most significant sources of our near-term operating expenses will be discovery and development activities with our hepatitis C program, the exploration of alternatives regarding the future development of Picovir® for the treatment of life-threatening chronic meningoencephalitis in patients with agammaglobulinemia or hypogammaglobulinemia caused by primary immune deficiency (CEMA), and business development activities seeking new opportunities to expand our pipeline. While we do not intend to fund any significant clinical development of Picovir® for the treatment of the common cold without a partner, we may conduct a study intended to evaluate the antiviral activity of an intranasal formulation of Picovir®. In January 2003, we announced that we decided to discontinue our respiratory syncytial virus (RSV) program based on the combination of the cost of advancing the program and the timeframe to commercialization. We are actively seeking to out license our RSV assets.

Through March 31, 2003, we have used approximately $218.7 million of cash in operating activities. We invest our cash in short-term investments. Through March 31, 2003, we have used approximately $150.6 million in investing activities, including $134.4 million in short-term investments and $16.2 million in equipment purchases and new construction. Through March 31, 2003, we have financed our operations primarily through private and public offerings of common stock, a convertible subordinated notes offering, private placements of redeemable preferred stock, two bank loans and equipment lease lines totaling approximately $381.3 million, net of approximately $18.5 million used to repurchase $50.1 million in principal amount of our 6% convertible subordinated notes due 2007.

During the quarter ended March 31, 2003 we used approximately $11.8 million of cash in operating activities. We invest our cash in short-term investments. For the quarter ended March 31, 2003, cash provided by investing activities was approximately $10.0 million, including $10.3 million from short-term investments, net of $0.3 million in equipment purchases. For the quarter ended March 31, 2003, we have used approximately $2.2 million of cash in financing activities, which primarily relates to $2.1 million in cash used to repurchase $5.0 million in principal amount of our 6% convertible subordinated notes due 2007. At March 31, 2003, we had cash and cash equivalents and short-term investments aggregating approximately $144.7 million.

Future contractual obligations and commercial commitments at March 31, 2003 are as follows:

	Payments due by period
Contractual Obligations	Total	Less than 1 year	2-3 years	4-5 years	More than 5 years
	(in millions)
Long-Term Debt	$129.9	$0.0	$0.0	$129.9	$0.0
Capital Lease Obligations	0.0	0.0	0.0	0.0	0.0
Operating Leases	17.1	1.8	3.6	3.5	8.2
Purchase Obligations	0.0	0.0	0.0	0.0	0.0
Other Long-Term Liabilities Reflected on the Registrant’s Balance Sheet under GAAP	0.0	0.0	0.0	0.0	0.0

Total	$147.0	$1.8	$3.6	$133.4	$8.2

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

In August 2002, we and Aventis mutually agreed to end our collaboration to co-develop and co-promote Picovir®. Under the agreement, Aventis returned Picovir® to us, and both parties received mutual releases of all obligations without incurring termination fees. Aventis has compensated us for their share of development and commercial expenses through July 2002 and our detailing fees through August 2002, and we returned to Aventis advance milestone payments of $20.0 million. Aventis also purchased 3 million shares of our common stock with a fair market value of $4.59 million. In a separate agreement, Aventis acquired our sales force for a payment to us of approximately $15.41 million. The sales force promoted products from the Aventis respiratory portfolio, Nasacort® AQ and the Allegra® family, through August 31, 2002. In accordance with the terms of the aforementioned agreements, we and Aventis offset all amounts due to each other with respect to the settlement, purchase of stock and sale of the sales force.

As a result of our restructuring in August 2002, particularly the termination of our co-promotion and co-development agreement with Aventis and our decision not to fund any additional significant clinical development of Picovir® for the treatment of the common cold without a new partner, we expect our monthly expenses and operating losses in 2003 to be lower than we experienced during the first eight months of 2002. Our expected decreases in expenses and operating losses would be due to lower development, marketing, sales and general and administrative expenses.

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

In order to improve our capital structure and reduce annual interest expense, in 2002 our board of directors approved a convertible note repurchase program to spend up to $20.0 million to purchase a portion of the $180.0 million principal amount of our convertible subordinated notes. We have remaining convertible subordinated notes payable in the principal amount of $129.9 million as of March 31, 2003. These notes bear interest at 6% per annum and become due in March 2007. Through March 31, 2003, we have purchased an aggregate of $50.1 million in principal amount of our convertible subordinated notes for approximately $18.5 million. In May 2003, our board of directors instructed us to continue to assess and pursue alternatives to reduce the outstanding principal amount of our convertible subordinated notes, including but not limited to the purchase of such notes for up to an additional $40.0 million in cash during the period that continues through 2007, the maturity date of the convertible subordinated notes. We may, in our discretion, purchase additional notes in the open market or in privately negotiated transactions from time to time as market conditions warrant. There can be no assurance that we will be able to purchase any additional notes at prices favorable to us, or at all. As a result of our repurchase of $50.1 million in principal amount of our outstanding 6% convertible subordinated notes our annual interest expense will be reduced by approximately $3.0 million.

We expect that our available cash, cash equivalents and short term investments at March 31, 2003 will be sufficient to fund our planned business operations and debt service requirements through 2005. We expect that we will need to raise substantial additional funds to continue our business activities and fund our debt service and other obligations beyond 2005. To obtain this financing, we intend to access the public or private equity or debt markets or enter into additional arrangements with corporate collaborators to whom we may issue shares of our stock. We have an effective Form S-3 universal shelf registration statement filed with the Securities and Exchange Commission for the potential additional issuance of up to approximately $212.0 million of our securities. The registration statement provides us with the flexibility to determine the type of security we choose to sell, including common stock, preferred stock, warrants and debt securities, as well as the ability to time such sales when market conditions are favorable. In order for us to issue securities registered on this registration statement we must either have an aggregate market value of the voting and non-voting common equity excluding shares held by our affiliates of $75 million or more, or we must file a post effective amendment to the registration statement on Form S-2 or S-1.

If we raise additional capital by issuing equity securities, the terms and prices for these financings may be much more favorable to the new investors than the terms obtained by our existing stockholders. These financings also may significantly dilute the ownership of existing stockholders.

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

Results of Operations

Quarters ended March 31, 2003 and 2002

For the quarter ended March 31, 2003, we reported a net loss of $6.8 million compared to a net loss of $21.5 million for the same period in 2002. Net loss per share for the quarter ended March 31, 2003 was $0.27 per share, basic and diluted, compared to $0.95 per share, basic and diluted for the same period in 2002.

Our loss from continuing operations for the quarter ended March 31, 2003 decreased to approximately $6.8 million from a loss of approximately $19.4 million for the same period in 2002. During the first quarter of 2003, we purchased $5.0 million of face value of our outstanding 6% convertible subordinated notes due 2007 for $2.1 million, resulting in a gain of approximately $2.8 million after the write-off of $0.1 million in related deferred financing costs. Loss per share from continuing operations for the quarter ended March 31, 2003 was $0.27 per share, basic and diluted, compared to a loss per share from continuing operations of $0.86 per share, basic and diluted, in the same period in 2002.

Revenues were approximately $0.2 million for the quarter ended March 31, 2003, compared to approximately $0.5 million during the same period in 2002. During the quarter ended March 31, 2003, we recognized license fee and milestone revenue of approximately $0.2 million from advance payments received under our collaboration with Wyeth, compared to recognizing license fee and milestone revenue of approximately $0.5 million from advance payments received under our collaboration agreements with Wyeth and Aventis during the same period in 2002. The revenue recognized from our collaboration with Wyeth was lower in the first quarter of 2003 because the performance period over which we recognized the Wyeth deferred revenue was increased to reflect the extension of the screening phase of the agreement in June 2002.

Research and development expenses decreased approximately $7.8 million to $5.7 million in the first quarter of 2003 from $13.5 million in the first quarter of 2002. In the first quarter of 2003, we experienced a $3.9 million reduction in development expenses related to Picovir®, a $2.5 million reduction in development expenses related to our RSV program that we discontinued in January 2003, a $1.0 million reduction in development compensation expenses, a $0.4 million reduction in discovery expenses, and a $0.2 million reduction in employee related expenses, in each case when compared to the same expenses incurred during the first quarter of 2002. This reduction in expenses during the first quarter of 2003 costs was slightly offset by an increase of $0.2 million in costs related to our Wyeth collaboration. During the quarter ended March 31, 2003 we were engaged in phase 1 clinical trials and discovery research in our hepatitis C program, a variety of clinical and regulatory activities related to our efforts to pursue the development of Picovir® (pleconaril) for the treatment of serious and life-threatening diseases caused by enteroviral infections, preclinical activities related to developing an intranasal formulation of Picovir® for the treatment of the common cold and discovery research. In comparison, during the first quarter of 2002 our primary research and development focus related to Picovir® for the treatment of the common cold in adults, including preparing for an FDA Advisory Committee meeting for Picovir®, manufacturing validation batches of Picovir® and conducting clinical trials in other common cold indications and in respiratory syncytial virus disease.

During the quarter ended March 31, 2003, we had no marketing expenses. During the same period in 2002, we incurred $3.2 million in marketing expenses related to Picovir® as a result of our joint marketing efforts with Aventis Pharmaceuticals Inc.

General and administrative expenses for the quarter ended March 31, 2003 of approximately $2.3 million decreased $0.1 million from $2.4 million in the same period in 2002. This decrease was primarily due to a reduction in personnel related costs. During the first quarter of 2003, we spent $0.2 million on business development activities for which comparable activities were not performed during the same period in 2002.

Interest income for the quarter ended March 31, 2003 of $0.3 million decreased by $1.8 million when compared to interest income of $2.1 million during the same period in the prior year. This decrease in interest income is due from lower invested balances and lower interest rates. Interest expense for the quarter ended March 31, 2003 decreased $0.8 million to $2.1 million. This decrease in interest expense is due to the repurchase of $50.1 million in principal amount of our outstanding 6% convertible subordinated notes due 2007 in the second half of 2002 and first quarter of 2003.

During the third quarter of 2002, we terminated our co-promotion and co-development agreement with Aventis Pharmaceuticals Inc., discontinued our sales force operations and sold our sales force to Aventis. We had no income or loss from discontinued sales operations for the quarter ended March 31, 2003 compared to a loss of approximately $2.0 million for the same period in 2002. Costs associated with the discontinued sales operations for the same period in 2002 related primarily to sales force start-up activities and the detailing of two of Aventis’s products. The loss from discontinued sales operations for the quarter ended March 31, 2002 is net of $6.0 million in detailing fees received by us for detailing activities during that period. Basic and diluted loss per share from discontinued sales operations for the quarter ended March 31, 2002 was $0.09 per share.

As of March 31, 2003, ViroPharma had approximately $144.7 million in cash, cash equivalents and short-term investments. Also, at March 31, 2003 the annualized weighted average nominal interest rate on our short-term investments was approximately 1.4%.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

Our holdings of financial instruments are comprised of a mix of U.S. corporate debt, government securities and commercial paper. All such instruments are classified as securities available for sale. Our debt security portfolio represents funds held temporarily pending use in our business and operations. We manage these funds accordingly. Our primary investment objective is the preservation of principal, while at the same time maximizing the generation of investment income. We seek reasonable assuredness of the safety of principal and market liquidity by investing in cash equivalents (such as Treasury bills and money market funds) and fixed income securities (such as US government and agency securities, municipal securities, taxable municipals, and corporate notes) while at the same time seeking to achieve a favorable rate of return. Our market risk exposure consists principally of exposure to changes in interest rates. Our holdings are also exposed to the risks of changes in the credit quality of issuers. Historically, we have typically invested in financial instruments with maturities less than one year. The carrying amount and the annualized weighted average nominal interest rate of our investment portfolio at March 31, 2003 was approximately $132.7 million and approximately 1.4%, respectively.

At March 31, 2003, we had outstanding $129.9 million of 6% convertible subordinated notes due 2007. The notes are convertible into shares of our common stock at a price of $109 per share, subject to certain adjustments. The notes bear interest at a rate of 6% per annum, payable semi-annually in arrears, and can be redeemed by us, at certain premiums over the principal amount, at any time on or after March 6, 2003. At March 31, 2003, the market value of our convertible subordinated notes was approximately $62.8 million, based on quoted market prices. The fair value of our convertible subordinated notes is dependant upon, among other factors, the fair value of our common stock and prevailing market interest rates.

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

PART II—OTHER INFORMATION

ITEM 1. Legal Proceedings

In March and May 2002, we and certain of our directors were named as defendants in purported class actions filed in the United States District Court for the Eastern District of Pennsylvania. In July 2002, these actions were consolidated into a single complaint which also named certain of our officers as defendants. The plaintiffs in these actions have alleged that certain statements by us about Picovir® were misleading. A judgment against us could materially exceed the coverage which may be available under our directors’ and officers’ liability insurance. We filed a motion to dismiss this action in August 2002. In April 2003, the court granted in part and denied in part our motion to dismiss the consolidated complaint. We are vigorously defending ourselves against this action and believe we have meritorious defenses against these claims.

ITEM 6. Exhibits and Reports on Form 8-K

(a)	List of Exhibits:

10.32	Form of Change of Control Agreement between ViroPharma and certain of its employees.

99.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K:

We filed the following Current Reports on Form 8-K during the quarter ended March 31, 2003:

(i)	We filed a Current Report on Form 8-K dated March 25, 2003 to report, pursuant to Item 5, a set of “Frequently Asked Questions” describing information that experience has demonstrated to be often requested by analysts and investors, and the answers to these questions.

(ii)	We filed a Current Report on Form 8-K dated February 25, 2003 to report, pursuant to Item 5, our financial results for the fourth quarter and fiscal year ended December 31, 2002.

(iii)	We filed a Current Report on Form 8-K dated February 24, 2003 to report, pursuant to Item 5, a set of “Frequently Asked Questions” describing information that experience has demonstrated to be often requested by analysts and investors, and the answers to these questions.

(iv)	We filed a Current Report on Form 8-K dated January 3, 2003 to report, pursuant to Item 5, the initiation of Phase 1 hepatitis C trials and an update on our product pipeline and convertible notes.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VIROPHARMA INCORPORATED

Date: May 12, 2003	By:	/s/ MICHEL DE ROSEN
Michel de Rosen President, Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)

	By:	/s/ VINCENT J. MILANO
Vincent J. Milano Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

CERTIFICATIONS:

I, Michel de Rosen, President, Chief Executive Officer and Chairman of the Board of Directors of the registrant, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of ViroPharma Incorporated;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ MICHEL DE ROSEN
Michel de Rosen President, Chief Executive Officer and Chairman of the Board of Directors

May 12, 2003

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

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ VINCENT J. MILANO
Vincent J. Milano Vice President, Chief Financial Officer and Treasurer

May 12, 2003

Exhibit Index

Exhibit	Description

10.32	Form of Change of Control Agreement between ViroPharma and certain of its employees.

99.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.