Form 10-Q
period 2003-06-30
VIROPHARMA INC
filed 2003-08-14
CIK 946840

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

Number of shares outstanding of the issuer’s Common Stock, par value $.002 per share, as of August 14, 2003: 25,969,134 shares.

VIROPHARMA INCORPORATED

INDEX

PART I. FINANCIAL INFORMATION

Page

Item 1. Financial Statements:

Consolidated Balance Sheets at December 31, 2002 and June 30, 2003	3

Consolidated Statements of Operations for the three months ended June 30, 2002 and 2003, the six months ended June 30, 2002 and 2003 and the period from December 5, 1994 (Inception) to June 30, 2003	4

Consolidated Statement of Stockholders’ Equity for the six months ended June 30, 2003	5

Consolidated Statements of Cash Flows for the six months ended June 30, 2002 and 2003 and the period from December 5, 1994 (Inception) to June 30, 2003	6

Notes to Consolidated Financial Statements	8

Important Information About Forward-Looking Statements	12

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	13

Item 3. Quantitative and Qualitative Disclosures About Market Risk	19

Item 4. Controls and Procedures	19

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	20

Item 4. Submission of Matters to a Vote of Security Holders	20

Item 6. Exhibits and Reports on Form 8-K	20

Signatures	22

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

ViroPharma Incorporated

(A Development Stage Company)

Consolidated Balance Sheets

(unaudited)

December 31, 2002 and June 30, 2003

	December 31, 2002	June 30, 2003
Assets
Current assets:
Cash and cash equivalents	$15,987,056	$9,885,608
Short-term investments	142,294,488	128,123,374
Notes receivable from officers – current	88,743	88,743
Due from partners	—	1,439,000
Other current assets	3,447,928	2,620,648

Total current assets	161,818,215	142,157,373
Equipment and leasehold improvements, net	8,515,248	7,693,778
Notes receivable from officers – noncurrent	88,743	45,372
Debt issue costs, net	2,612,366	2,235,024
Other assets	496,185	94,458

Total assets	$173,530,757	$152,226,005

Liabilities and Stockholders’ Equity
Current liabilities:
Loans payable - current	$116,667	$58,379
Accounts payable	979,909	636,117
Due to partners	693,778	—
Accrued expenses and other current liabilities	6,739,353	5,687,485
Deferred revenue – current	516,667	563,636

Total current liabilities	9,046,374	6,945,617
Loans payable – noncurrent	8,334	—
Convertible subordinated notes	134,900,000	129,900,000
Deferred revenue – noncurrent	1,765,278	1,409,091

Total liabilities	145,719,986	138,254,708

Commitments and Contingencies
Stockholders’ equity:
Preferred stock, par value $.001 per share. 5,000,000 shares authorized; Series A convertible participating preferred stock; no shares issued and outstanding	—	—
Series A junior participating preferred stock; 200,000 shares designated; no shares issued and outstanding	—	—
Common stock, par value $.002 per share. Authorized 100,000,000 shares; issued and outstanding 25,933,096 at December 31, 2002 and 25,969,134 at June 30, 2003	51,866	51,938
Additional paid-in capital	248,782,497	248,820,775
Deferred compensation	(435,093)	(344,909)
Accumulated other comprehensive income (loss)	(2,086,601)	154,141
Deficit accumulated during the development stage	(218,501,898)	(234,710,648)

Total stockholders’ equity	27,810,771	13,971,297

Total liabilities and stockholders’ equity	$173,530,757	$152,226,005

See accompanying notes to consolidated financial statements.

ViroPharma Incorporated

(A Development Stage Company)

Consolidated Statements of Operations

(unaudited)

Three months ended June 30, 2002 and 2003, six months ended June 30, 2002 and 2003 and the period from December 5, 1994 (Inception) to June 30, 2003

	Three months ended June 30,		Six months ended June 30,		Period from December 5, 1994 (Inception) June 30,
	2002	2003	2002	2003	2003
Revenues:
License fee and milestone revenue	$538,462	$140,909	$1,076,923	$309,217	$15,027,272
Grant revenue	—	—	—	—	526,894
Other revenue	—	—	—	34,000	237,400

Total revenues	538,462	140,909	1,076,923	343,217	15,791,566

Continuing operating expenses incurred in the development stage:
Research and development	10,704,235	4,504,708	24,600,550	10,592,961	200,108,443
Acquisition of technology rights	—	—	—	—	16,500,000
Marketing	2,836,729	—	6,050,974	—	23,360,873
General and administrative	2,410,587	1,561,118	4,471,848	3,486,728	44,429,102

Total operating expenses	15,951,551	6,065,826	35,123,372	14,079,689	284,398,418

Gain on repurchase of debt	—	—	—	2,805,337	30,699,597
Interest income	1,446,472	792,671	3,562,237	1,098,720	34,089,869
Interest expense	2,909,559	2,102,278	5,820,274	4,248,914	37,233,825

Loss from continuing operations	(16,876,176)	(7,234,524)	(36,304,486)	(14,081,329)	(241,051,211)
Discontinued operations:
Income (loss) from discontinued sales operations	115,223	—	(1,933,182)	—	6,340,563

Net loss	$(16,760,953)	$(7,234,524)	$(38,237,668)	$(14,081,329)	$(234,710,648)

Basic and diluted loss per share from continuing operations	$(0.74)	$(0.28)	$(1.60)	$(0.55)

Basic and diluted loss per share from discontinued sales operations	$0.01	$—	$(0.09)	$—

Basic and diluted net loss per share	$(0.74)	$(0.28)	$(1.69)	$(0.55)

Shares used in computing basic and diluted loss per share amounts	22,702,277	25,886,314	22,688,907	25,806,961

See accompanying notes to consolidated financial statements.

ViroPharma Incorporated

(A Development Stage Company)

Consolidated Statement of Stockholders’ Equity

(unaudited)

Six months ended June 30, 2003

	Preferred stock		Common stock		Additional paid-in capital	Deferred compensation	Accumulated other comprehensive income (loss)	Deficit accumulated during the development stage	Total stockholders’ equity
	Number of shares	Amount	Number of shares	Amount
Balance, December 31, 2002	—	$—	25,933,096	$51,866	$248,782,497	$(435,093)	$(2,086,601)	$(218,501,898)	$27,810,771
Employee Stock Purchase Plan	—	—	27,888	56	35,419	—	—	—	35,475
Exercise of common stock options	—	—	8,150	16	2,859	—	—	—	2,875
Amortization of deferred compensation	—	—	—	—	—	90,184	—	—	90,184
Unrealized gain on available for sale securities	—	—	—	—	—	—	113,321	—	113,321
Adjustment to unrealized loss on available for sale securities	—	—	—	—	—	—	2,127,421	(2,127,421)	—
Net loss	—	—	—	—	—	—	—	(14,081,329)	(14,081,329)

Balance, June 30, 2003	—	$—	25,969,134	$51,938	$248,820,775	$(344,909)	$154,141	$(234,710,648)	$13,971,297

See accompanying notes to consolidated financial statements.

ViroPharma Incorporated

(A Development Stage Company)

Consolidated Statements of Cash Flows

(unaudited)

Six months ended June 30, 2002 and 2003 and the

period from December 5, 1994 (Inception) to June 30, 2003

	Six months ended June 30,		Period from December 5, 1994 (Inception) to June 30,

	2002	2003	2003
Cash flows from operating activities:
Net loss	$(38,237,668)	$(14,081,329)	$(234,710,648)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash gain on sale of sales force	—	—	(15,410,000)
Non-cash gain on repurchase of convertible subordinated notes	—	(2,875,000)	(31,599,875)
Write-off of deferred financing costs on repurchase of notes	—	69,663	900,278
Non-cash write-off of fixed assets	—	—	1,517,172
Non-cash acquisition of technology rights	—	—	16,500,000
Non-cash compensation expense	213,227	90,184	1,750,737
Non-cash warrant value	—	—	153,751
Non-cash consulting expense	—	—	46,975
Non-cash interest expense	409,229	307,679	2,590,115
Depreciation and amortization expense	1,374,672	1,252,644	7,085,113
Changes in assets and liabilities:
Other current assets	957,595	1,080,449	(2,367,478)
Notes receivable from officers	104,596	43,371	(134,115)
Due (to) from partners	542,192	(2,132,778)	(1,439,000)
Other assets	(100,286)	48,558	(94,458)
Accounts payable	2,508,412	(343,792)	636,117
Deferred revenue	(1,076,923)	(309,218)	1,972,727
Accrued expenses and other current liabilities	8,943,993	(1,051,868)	15,687,485
Other liabilities	(10,000,000)	—	10,000,000

Net cash used in operating activities	(34,360,961)	(17,901,437)	(226,915,104)

Cash flows from investing activities:
Purchase of equipment and leasehold improvements	$(3,561,049)	$(431,174)	$(16,492,600)
Proceeds from sale equipment	—	—	196,537
Purchases of short-term investments	(102,397,613)	(74,875,014)	(1,099,228,185)
Sales of short-term investments	—	—	9,680,414
Maturities of short-term investments	144,570,031	89,259,449	961,325,368

Net cash provided by (used in) investing activities	38,611,369	13,953,261	(144,518,466)

Cash flows from financing activities:
Net proceeds from issuance of preferred stock	$—	$—	$27,242,143
Net proceeds from issuance of common stock	37,951	38,350	198,854,366
Preferred stock cash dividends	—	—	(1,254,294)
Proceeds from loans payable and milestone advance	—	—	2,100,000
Payment of loans payable	(99,999)	(66,622)	(2,041,621)
Repurchase of convertible subordinated notes	—	(2,125,000)	(18,500,125)
Proceeds received on notes receivable	—	—	1,625
Gross proceeds from notes payable	—	—	180,692,500
Issuance costs on notes payable	—	—	(5,725,416)
Payment of notes payable	—	—	(50,000)

Net cash provided by (used in) financing activities	(62,048)	(2,153,272)	381,319,178

Net increase (decrease) in cash and cash equivalents	4,188,360	(6,101,448)	9,885,608
Cash and cash equivalents at beginning of period	9,826,879	15,987,056	—

Cash and cash equivalents at end of period	$14,015,239	$9,885,608	$9,885,608

Supplemental disclosure of non-cash transactions:
Conversion of Note Payable to Series A and Series B Preferred Stock	—	—	642,500
Conversion of mandatorily redeemable convertible preferred stock to
common shares	—	—	16,264,199
Notes issued for 828,750 common shares	—	—	1,625
Deferred compensation	—	—	2,222,158
Forfeiture of restricted stock	—	—	126,511
Accretion of redemption value attributable to mandatorily redeemable
converted preferred stock	—	—	1,616,445
Conversion of milestone advance to loan payable	—	—	1,000,000
Unrealized gains (losses) on available for sale securities	(1,114,606)	113,321	154,141
Issuance of common stock to Aventis Pharmaceuticals Inc.	—	—	4,590,000
Settlement of milestone advances to Aventis Pharmaceuticals Inc.	—	—	20,000,000
Supplemental disclosure of cash flow information:
Cash paid for interest	5,400,100	4,047,000	31,684,443

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

The Company is devoting substantial effort towards conducting drug discovery and development, raising capital, conducting clinical trials, and pursuing regulatory approval for products under development. The only revenues from product sales that the Company has earned are detailing fees from discontinued sales operations during the first eight months of 2002 for detailing products owned by Aventis Pharmaceuticals Inc. (“Aventis”). Effective on August 31, 2002, the Company discontinued its sales force operations related to two products owned by Aventis Pharmaceuticals Inc. and all related sales administration activities. The Company has earned no significant revenue or product sales and has not achieved profitable operations or positive cash flow from continuing operations. The Company’s deficit accumulated during the development stage aggregated $234.7 million through June 30, 2003. There is no assurance that profitable operations can ever be achieved, and even if achieved, could be sustained on a continuing basis.

The Company plans to continue to finance its operations with a combination of stock and debt issuances, as available, license payments, payments from strategic research and development arrangements when and if agreed upon milestones are achieved and, in the longer term, revenues from product sales or collaborations, if its planned products are commercialized. There are no assurances, however, that the Company will be successful in obtaining regulatory approval for any of its product candidates or in obtaining an adequate level of financing needed for the long-term development and commercialization of its product candidates.

Basis of Presentation

The financial information at June 30, 2003 and for the three and six months ended June 30, 2002 and 2003, is unaudited but includes all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary to state fairly the financial information set forth therein in accordance with accounting principles generally accepted in the United States of America. The interim results are not necessarily indicative of results to be expected for the full fiscal year. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2002 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission.

During the second quarter of 2003, the Company discovered that it had been accounting for the discounts and premiums associated with its short-term investments incorrectly. The amortization of these discounts and premiums should have been recorded ratably over the holding period for each investment to interest income. In prior financial statements, the Company has reported these amounts as a change in accumulated other comprehensive income (loss), a component of stockholders’ equity, in the consolidated balance sheet. Due to the lack of materiality, the cumulative net effect of the activity of approximately $2.1 million has been relieved from accumulated other comprehensive income (loss) and charged directly to deficit accumulated during the development stage in the consolidated balance sheet in 2003. The effects of this charge on loss from continuing operations for each of the years ended December 31, 2000, 2001 and 2002 and for the quarter ended March 31, 2003 and on the deficit accumulated during the development stage as of each period end is immaterial.

Reclassification

Certain prior year amounts have been reclassified to conform to the current year presentation.

(2)	Comprehensive Income (Loss)

In the Company’s annual consolidated financial statements, comprehensive income (loss) is presented as a separate financial statement. For interim consolidated financial statements, the Company is permitted to disclose the information in the footnotes to the consolidated financial statements. The disclosures are required for comparative purposes. The only comprehensive income (loss) item the Company has is unrealized gains and losses on available for sale securities. The following reconciles net loss to comprehensive loss for the three and six months ended June 30, 2002 and 2003:

ViroPharma Incorporated

(A Development Stage Company)

Notes to Consolidated Financial Statements

	Three month period ended June 30,		Six month period ended June 30,
	2002	2003	2002	2003
Net loss	$(16,760,953)	$(7,234,524)	$(38,237,668)	$(14,081,329)
Other comprehensive income (loss):
Unrealized gains (losses) on available for sale securities	38,733	(219,931)	(1,114,606)	113,321

Comprehensive loss	$(16,722,220)	$(7,454,455)	$(39,352,274)	$(13,968,008)

(3)	Convertible Subordinated Note Repurchases

Through June 30, 2003, the Company had purchased $50.1 million of principal amount of its 6% convertible subordinated notes due in 2007. As a result of these purchases, the Company has reduced its annual interest expense by approximately $3.0 million. During the six months ended June 30, 2003, the Company recognized a $2.8 million gain, after the write-off of $0.1 million of deferred financing costs, related to the purchase of $5.0 million of principal amount of these notes. The gain is classified as other income. As of June 30, 2003, the Company may, in its discretion based on prior board of directors approval, spend up to $1.5 million to purchase additional convertible subordinated notes in the open market or in privately negotiated transactions from time to time as market conditions warrant.

(4)	Stock Compensation

The Company accounts for its stock option plans in accordance with the provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations. As such, compensation cost is measured on the date of grant for fixed options as the excess of the current market price of the underlying stock over the exercise price. Such compensation amounts are amortized over the respective vesting periods of the option grant. Any charge to operations for variable options with performance criteria is affected each reporting period by changes in the fair value of the Company’s common stock. The Company adopted the disclosure provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” which permits entities to provide pro forma net income (loss) and pro forma earnings (loss) per share disclosures for employee stock option grants as if the fair-value based method defined in SFAS No. 123 had been applied.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure, an amendment of FASB Statement No. 123.” This Statement amended FASB Statement No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, this Statement amended the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim financial statements.

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

The Company applies APB Opinion No. 25 in accounting for its stock options granted to employees and directors. Had the Company determined compensation cost for options granted to employees and directors based on the fair value at the grant date under SFAS No. 123, the Company’s net loss and net loss per share would have been increased to the pro forma amounts under SFAS No. 123 indicated below:

ViroPharma Incorporated

(A Development Stage Company)

Notes to Consolidated Financial Statements

	For the three months ended June 30,		For the six months ended June 30,
	2002	2003	2002	2003
Net loss:
As reported	$(16,760,953)	$(7,234,524)	$(38,237,668)	$(14,081,329)
Add: stock-based employee compensation expense included in net loss	—	—	—	—
Deduct: total stock-based employee compensation expense determined under the fair value-based method for all employee and director awards	(2,966,245)	(1,974,382)	(5,992,441)	(4,048,579)

Pro forma under SFAS No. 123	$(19,727,198)	$(9,208,906)	$(44,230,109)	$(18,129,908)

Net loss per share:
Basic and diluted:
As reported	$(0.74)	$(0.28)	$(1.69)	$(0.55)
Pro forma under SFAS No. 123	(0.87)	(0.36)	(1.95)	(0.70)

(5)	Restructuring

In August 2002, the Company adopted a restructuring plan to establish the foundation for its future growth.

Continuing Operations

As part of its restructuring plan, the Company terminated 33 employees within the development, commercial operations, and administration departments of the Company. In August 2002, the Company accrued $1.2 million in expenses associated with this portion of its restructuring plan, which primarily was comprised of employee severance costs associated with downsizing. This charge was included in the operating expenses of the Company in the third quarter of 2002. As of June 30, 2003, the Company has paid $1.1 million of termination benefits associated with the termination of 33 employees. During the six months ended June 30, 2003, the Company reduced its severance estimate by $0.05 million to reflect actual costs that it incurred, and other than the revision, there were no other changes to the accrued restructuring liability. As of June 30, 2003, $0.03 million of the restructuring accrual remained.

Discontinued Operations

On September 1, 2002, Aventis acquired the Company’s sales force, which totaled nearly 200 people, for $15.41 million, which was recorded as a gain in September 2002. There were no costs related to this transaction.

There was no activity related to the former sales force operations during 2003. During the quarter ended June 30, 2002, the income from operations of the sales force of the Company totaled $0.1 million. This income included detailing fee revenue of $6.8 million, and $6.7 million in sales force operational costs. During the six months ended June 30, 2002, the loss from operations of the sales force of the Company totaled $1.9 million. This loss included detailing fee revenue of $12.7 million, and $14.6 million in sales force operational costs.

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

ViroPharma Incorporated

(A Development Stage Company)

Notes to Consolidated Financial Statements

As a result of the termination of the Aventis agreement during August of 2002, the Company accelerated the recognition of the remaining $4.0 million of deferred revenue related to the $5.0 million up-front payment received in September 2001.

In September 2001, the Company entered into a collaboration to co-develop and co-promote Picovir® in the United States with Aventis. As part of the agreement, the Company received an initial payment of $25.0 million from Aventis. $5.0 million of the initial payment received was reflected in Deferred revenue, and was recognized as revenue on a straight-line basis through July 31, 2002 based on the then estimated performance period ending December 31, 2005. At June 30, 2002, $20.0 million of the initial payment was reflected in Accrued expenses. From September 2001 to July 31, 2002, the Company and Aventis shared the cost of preparing for the commercial launch of Picovir® and the marketing and commercialization efforts: 55 percent by Aventis and 45 percent by ViroPharma. Additionally, the agreement called for Aventis to fund 50 percent of the Company’s research and development efforts for the use of Picovir® in the treatment of adult and pediatric viral respiratory infection (VRI). At June 30, 2003, the Company was not due any payment under these cost sharing provisions. For the quarter ended June 30, 2002, approximately $1.2 million and $1.1 million were reflected as reductions of Picovir® research and development and marketing costs, respectively. For the six months ended June 30, 2002, approximately $4.3 million and $1.4 million were reflected as reductions of Picovir® research and development and marketing costs, respectively.

(6)	Litigation

In March and May 2002, the Company and certain of its directors were named as defendants in purported class actions filed in the United States District Court for the Eastern District of Pennsylvania. In July 2002, these actions were consolidated into a single complaint which also named certain of our officers as defendants. The plaintiffs in these actions have alleged that certain statements by the Company about Picovir® were misleading. A judgment against the Company could materially exceed the coverage which may be available under the Company’s directors’ and officers’ liability insurance. The Company filed a motion to dismiss this action in August 2002. In April 2003, the court granted in part and denied in part the Company’s motion to dismiss the consolidated complaint. The Company is vigorously defending itself against this action and believes it has meritorious defenses against these claims. While it is not feasible to predict the outcome of this claim at this time, the ultimate resolution of this action could require substantial payment by the Company which could have a material adverse effect on its financial position and liquidity, and the resolution of this matter during a specific period could have a material adverse effect on the quarterly or annual operating results for that period. To date no liability related to this matter has been reflected in the Company’s consolidated balance sheet.

(7)	Stockholders’ Meeting Action

In May 2003, the stockholders of the Company approved an amendment to the Company’s Stock Option and Restricted Share Plan (the “plan”) to increase the number of shares eligible for grant under the plan by 300,000 shares.

(8)	Subsequent Events

In August 2003, ViroPharma announced the acquisition of worldwide rights (excluding Japan) from GlaxoSmithKline to an antiviral compound (maribavir, or 1263W94) that is an inhibitor of cytomegalovirus (CMV). ViroPharma plans to advance maribavir initially for the prevention and treatment of CMV infection in transplant patients.

Under the terms of the agreement, ViroPharma has exclusive worldwide rights (excluding Japan) to develop and commercialize maribavir (1263W94), for the prevention and treatment of cytomegalovirus infections related to transplant (including solid organ and hematopoietic stem cell transplantation), congenital transmission, and in patients with HIV infection. ViroPharma will focus initially on patients who have received a hematopoietic stem cell (bone marrow) or solid organ transplant, and are at risk for or have been infected with CMV. ViroPharma paid GlaxoSmithKline a $3.5 million up-front licensing fee and will pay additional milestones based upon the defined clinical development and regulatory events. The Company also will pay royalties to GlaxoSmithKline and its licensor on product sales in the United States and the rest of the world (excluding Japan). The $3.5 million up-front licensing fee will be recorded as an expense in the third quarter of 2003 as the underlying technology has not reached technological feasibility and has no alternative uses.

IMPORTANT INFORMATION ABOUT FORWARD-LOOKING STATEMENTS

Our disclosure and analysis in this report contains some forward-looking statements. Forward-looking statements give our current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current facts. They use words such as “anticipate”, “estimate”, “expect”, “project”, “intend”, “plan”, “believe” and other words and terms of similar meaning in connection with any discussion of future operating or financial performance. These forward-looking statements include the statements in this report on Form 10-Q about:

•	our plan to advance an additional HCV compound into human clinical trials in early 2004;
•	our plan to initiate phase 1 / 2 clinical trials with our cytomegalovirus (CMV) product candidate in transplant patients in the fourth quarter of 2003 or the first quarter of 2004;
•	our plan to evaluate an intranasal approach for using Picovir® to treat the common cold, including our consideration of conducting studies to evaluate the tolerability and antiviral activity of our intranasal formulation of Picovir®;
•	our plan not to fund additional significant clinical development of Picovir® for the treatment of the common cold without a new partner;
•	the possibility that we may purchase a portion of our convertible subordinated notes;
•	our expectation that our most significant sources of our near-term operating expenses will be discovery and development activities with our CMV program, our hepatitis C program, the exploration of alternatives regarding the future development of Picovir® for the treatment of serious or life-threatening diseases caused by enteroviruses, and business development activities seeking new opportunities to expand our pipeline;
•	our expectation that our monthly expenses and operating losses in 2003 should be lower than we experienced during the first eight months of 2002; and
•	our expectation that our available cash, cash equivalents and short term investments at June 30, 2003 will be sufficient to fund our planned business operations and debt service requirements through 2005.

Our actual results could differ materially from those results expressed in, or implied by, these forward-looking statements. There can be no assurance that:

•	we will, or will be able to, achieve the development milestones for our CMV and HCV programs during the timeframe described in this quarterly report on Form 10-Q, or at all;
•	we will, or we will be able to, purchase additional convertible subordinated debts at prices favorable to us or at all;
•	we will develop, or will be successful in developing, Picovir® to treat any serious or life threatening enteroviral infection;
•	we will conduct a study to evaluate the tolerability and antiviral activity of an intranasal formulation of Picovir®, or that we will be successful in developing a viable intranasal formulation of Picovir®, for the treatment of the common cold;
•	we will be successful in engaging a partner for the development and commercialization of an intranasal formulation of Picovir®;
•	our research and development plan will not change from our current focus on CMV, HCV, biodefense and emerging diseases, and serious or life-threatening diseases caused by enteroviruses; or
•	our available cash, cash equivalents and short term investments at June 30, 2003 will be sufficient to fund our planned business operations and debt service requirements through 2005.

Our actual expenses over the period described in this quarterly report on Form 10-Q may vary depending on a variety of factors, including: the actual cost of conducting clinical trials; the outcome of clinical trials in our CMV and HCV programs, and our resulting right to receive or obligation to pay milestone payments under our agreements relating to those programs; our ability to develop Picovir® for serious or life-threatening diseases caused by enteroviruses and the cost of that development program; our ability to continue with, or attract a development and commercialization partner for, an intranasal formulation of Picovir®; the cost of conducting studies to evaluate the tolerability and antiviral activity of an intranasal formulation of Picovir®, if we decide to conduct such studies; the actual face amount of our convertible subordinated notes that we are able or willing to acquire, if any; the resulting reduction in interest expense associated with the purchase of such convertible subordinated notes, if any; costs associated with litigation; and the cost of exploring and investing in other strategic opportunities. Conducting clinical trials for investigational pharmaceutical products are subject to risks and uncertainties. There can be no assurance that planned clinical trials can be initiated, or that planned or ongoing clinical trials can be successfully concluded or concluded in accordance with our anticipated schedule. In addition, in the future, we may not be able to maintain our listing on the Nasdaq Stock Market.

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

We have not been profitable since inception and have incurred a cumulative net loss of $234.7 million through June 30, 2003. Losses have resulted principally from costs incurred in research and development activities, general and administrative expenses and sales and marketing expenses. We expect to incur additional operating losses over the next several years.

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

In August 2003, we announced the acquisition of worldwide rights (excluding Japan) from GlaxoSmithKline to an antiviral compound (maribavir, or 1263W94) that is an inhibitor of cytomegalovirus (CMV). Maribavir (1263W94) is a benzimidazole compound that was originally intended as a treatment for CMV retinitis, and phase 1 data demonstrated antiviral effect and a favorable safety profile in HIV-infected patients with CMV infection. We plan to advance maribavir initially for the prevention and treatment of CMV infection in transplant patients.

Under the terms of the agreement, we have exclusive worldwide rights (excluding Japan) to develop and commercialize maribavir (1263W94), for the prevention and treatment of cytomegalovirus infections related to transplant (including solid organ and hematopoietic stem cell transplantation), congenital transmission, and in patients with HIV infection. We plan to focus initially on patients who have received a hematopoietic stem cell (bone marrow) or solid organ transplant, and are at risk for or have been infected with CMV. We paid GlaxoSmithKline a $3.5 million up-front licensing fee and will pay additional milestones based upon the successful outcome of certain clinical development and regulatory events. We also will pay royalties to GlaxoSmithKline and its licensor on product sales in the United States and the rest of the world (excluding Japan). We expect to initiate phase 1 / 2 clinical trials in transplant patients in the fourth quarter of 2003 or the first quarter of 2004. The $3.5 million up-front licensing fee will be recorded as an expense in the third quarter of 2003 as the underlying technology has not reached technological feasibility and has no alternative uses.

In July 2003, ViroPharma and Wyeth announced the results of a phase 1 clinical study with our lead hepatitis C (HCV) product candidate, HCV-371. The data from this study did not support advancing HCV-371 into additional studies in HCV-infected patients. ViroPharma and Wyeth are advancing several distinct compound classes shown to inhibit viral replication activities in preclinical studies, and expect an additional compound to enter human trials in early 2004.

We are continuing to explore ways to maximize the value of Picovir® by evaluating an intranasal approach to treating the common cold and the potential use of oral Picovir® for the treatment of serious or life-threatening diseases caused by enteroviruses. ViroPharma is in discussions with potential partners for the intranasal program. While we do not intend to fund significant clinical development of Picovir® for the treatment of the common cold without a partner, we may conduct studies intended to evaluate the tolerability and antiviral activity of an intranasal formulation of Picovir®.

In January 2003, we announced that we discontinued the development of our phase 1 and pre-clinical RSV compounds. This decision was based on the combination of the cost of advancing the program and the timeframe to commercialization. We are actively seeking to out license our RSV assets.

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

In March and May 2002, we and certain of our directors were named as defendants in purported class actions filed in the United States District Court for the Eastern District of Pennsylvania. In July 2002, these actions were consolidated into a single complaint which also named certain of our officers as defendants. The plaintiffs in these actions have alleged that certain statements by us about Picovir® were misleading. A judgment against us could materially exceed the coverage which may be available under our directors’ and officers’ liability insurance. We filed a motion to dismiss this action in August 2002. In April 2003, the court granted in part and denied in part our motion to dismiss the consolidated complaint. We are vigorously defending ourselves against this action and believe we have meritorious defenses against these claims. While it is not feasible to predict the outcome of this claim at this time, the ultimate resolution of this action could require substantial payment by us which could have a material adverse effect on our financial position and the resolution of this matter during a specific period could have a material adverse effect on the quarterly or annual operating results for that period. To date no liability related to this matter has been reflected in our consolidated balance sheet.

Critical Accounting Policies

Our consolidated financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America. Preparing consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. These estimates and assumptions are affected by the application of our accounting policies. Critical policies and practices are both most important to the portrayal of a company’s financial condition and results of operations, and require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effects of matters that are inherently uncertain. Due to the nature of our business and our stage of development, we do not currently face the many complex or subjective judgments that face companies that are further along in their life cycle that may be necessary in applying accounting policies. Our decision to apply APB Opinion No. 25 to account for our stock option plans rather than SFAS No. 123 is one area where our practice could be construed to be critical. Had we applied SFAS No. 123 our net loss allocable to common shareholders for the quarters ended June 30, 2002 and 2003 would have been increased by approximately $3.0 million, and $2.0 million, respectively. Had we applied SFAS No. 123 our net loss allocable to common shareholders for the six month periods ended June 30, 2002 and 2003 would have been increased by approximately $6.0 million, and $4.0 million, respectively.

Liquidity and Capital Resources

We commenced operations in December 1994. We are a development stage company and, other than detailing fees from discontinued sales operations earned in the first eight months of 2002 for promoting products owned by Aventis, we have not generated revenues from product sales. The cash flows used in operations historically have been applied to research and development activities, supporting Picovir® marketing, general and administrative expenses, and servicing our debt. We expect that the most significant sources of our near-term operating expenses will be development activities with our CMV program, discovery and development activities with our hepatitis C program, discovery and preclinical development activities in our biodefense and emerging disease program, the exploration of alternatives regarding the future development of Picovir® for the treatment of serious or life-threatening diseases caused by enteroviruses, and business development activities seeking new opportunities to expand our pipeline. While we do not intend to fund any significant clinical development of Picovir® for the treatment of the common cold without a partner, we may conduct studies intended to evaluate the tolerability and antiviral activity of an intranasal formulation of Picovir®. In January 2003, we announced that we discontinued our respiratory syncytial virus (RSV) program based on the combination of the cost of advancing the program and the timeframe to commercialization. We are actively seeking to out license our RSV assets. In the fourth quarter of 2002, we applied for government funding to help defray the costs of advancing our biodefense program. We cannot be assured that we will receive any government funding.

Through June 30, 2003, we have used approximately $226.9 million of cash in operating activities. We invest our cash in short-term investments. Through June 30, 2003, we have used approximately $144.5 million in investing activities, including $128.2 million in short-term investments and $16.3 million in equipment purchases and new construction. Through June 30, 2003, we have financed our operations primarily through private and public offerings of common stock, a convertible subordinated notes offering, private placements of redeemable preferred stock, two bank loans and equipment lease lines totaling approximately $381.3 million, net of approximately $18.5 million used to repurchase $50.1 million in principal amount of our 6% convertible subordinated notes due 2007.

During the six months ended June 30, 2003 we used approximately $17.9 million of cash in operating activities. We invest our cash in short-term investments. For the six months ended June 30, 2003, cash provided by investing activities was approximately $14.0 million, including $14.4 million from short-term investments, net of $0.4 million in equipment purchases. For the six months ended June 30, 2003, we have used approximately $2.2 million of cash in financing activities, which primarily relates to $2.1 million in cash used to repurchase $5.0 million in principal amount of our 6% convertible subordinated notes due 2007. At June 30, 2003, we had cash and cash equivalents and short-term investments aggregating approximately $138.0 million. Also, at June 30, 2003 the annualized weighted average nominal interest rate on our short-term investments was approximately 1.2%.

Future contractual obligations and commercial commitments at June 30, 2003 are as follows:

	Payments due by period (in millions)
Contractual Obligations	Total	Less than 1 year	2-3 years	4-5 years	More than 5 years
Long-Term Debt	$129.9	$0.0	$0.0	$129.9	$0.0
Capital Lease Obligations	0.0	0.0	0.0	0.0	0.0
Operating Leases	16.7	1.8	3.6	3.5	7.8
Purchase Obligations	0.0	0.0	0.0	0.0	0.0
Other Long-Term Liabilities Reflected on the Registrant’s Balance Sheet under GAAP	0.0	0.0	0.0	0.0	0.0

Total	$146.6	$1.8	$3.6	$133.4	$7.8

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

In June 2003, we amended our collaboration agreement with Wyeth to, among other things, focus the parties’ screening activity on one target, to allocate more of the collaboration’s pre-development efforts to ViroPharma (subject to our cost sharing arrangement with Wyeth for this work), and to clarify certain of the reconciliation and reimbursement provisions of the collaboration agreement. In addition, under the amended agreement both companies are permitted to work outside the collaboration on screening against targets other than the target being addressed by each company under the collaboration. We will continue to fund the development of additional compounds under our collaboration agreement with Wyeth. Wyeth pays a substantial portion of the collaboration’s HCV research and development expenses.

Our ability to achieve profitability is dependent on developing and obtaining regulatory approvals for our product candidates, successfully commercializing such product candidates (which may include entering into collaborative agreements for product development and commercialization), and securing contract manufacturing, distribution and logistics, sales and marketing services.

In order to improve our capital structure and reduce annual interest expense, we have purchased an aggregate of $50.1 million in principal amount of our convertible subordinated notes for approximately $18.5 million through June 30, 2003. We have remaining convertible subordinated notes payable in the principal amount of $129.9 million as of June 30, 2003. These notes bear interest at 6% per annum and become due in March 2007. As a result of our repurchase of $50.1 million in principal amount of our outstanding 6% convertible subordinated notes our annual interest expense will be reduced by approximately $3.0 million. As of June 30, 2003, the Company may, in its discretion based on prior board of directors approval, spend up to $1.5 million to purchase additional convertible subordinated notes in the open market or in privately negotiated transactions from time to time as market conditions warrant. In May 2003, our board of directors instructed us to continue to assess and pursue alternatives to reduce the outstanding principal amount of our convertible subordinated notes.

There can be no assurance that we will be able to purchase any additional notes at prices favorable to us, or at all.

We expect that our available cash, cash equivalents and short term investments at June 30, 2003 will be sufficient to fund our planned business operations and debt service requirements through 2005. We expect that we will need to raise substantial additional funds to continue our business activities and fund our debt service and other obligations beyond 2005. To obtain this financing, we intend to access the public or private equity or debt markets or enter into additional arrangements with corporate collaborators to whom we may issue shares of our stock. We have an effective Form S-3 universal shelf registration statement filed with the Securities and Exchange Commission for the potential additional issuance of up to approximately $212.0 million of our securities. The registration statement provides us with the flexibility to determine the type of security we choose to sell, including common stock, preferred stock, warrants and debt securities, as well as the ability to time such sales when market conditions are favorable. In order for us to issue securities registered on this registration statement we must either have an aggregate market value of the voting and non-voting common equity excluding shares held by our affiliates of $75 million or more, or we must file a post effective amendment to the registration statement on Form S-2 or S-1.

If we raise additional capital by issuing equity securities, the terms and prices for these financings may be much more favorable to the new investors than the terms obtained by our existing stockholders. These financings also may significantly dilute the ownership of existing stockholders.

Additional financing, however, may not be available on acceptable terms from any source as a result of, among other factors, our inability to achieve regulatory approval of any of our product candidates, our inability to generate revenue through our existing collaborative agreements, the existence of pending litigation involving allegations of securities fraud, and our inability to file, prosecute, defend and enforce any patent claim and or other intellectual property rights. If sufficient additional financing is not available, we may need to delay, reduce or eliminate current research and development programs, or reduce or eliminate other aspects of our business.

Additionally, Wyeth is required to purchase our common stock at the time of completion of certain product development events pursuant to the terms of our collaboration agreement. However, in the event we are not able to successfully achieve the product development or regulatory approval events, this additional financing would not be available to us.

Results of Operations

Quarters ended June 30, 2003 and 2002

For the quarter ended June 30, 2003, we reported a net loss of $7.2 million compared to a net loss of $16.8 million for the same period in 2002. Net loss per share for the quarter ended June 30, 2003 was $0.28 per share, basic and diluted, compared to $0.74 per share, basic and diluted, for the same period in 2002.

Our loss from continuing operations for the quarter ended June 30, 2003 decreased to approximately $7.2 million from a loss of approximately $16.9 million for the same period in 2002. Loss per share from continuing operations for the quarter ended June 30, 2003 was $0.28 per share, basic and diluted, compared to a loss per share from continuing operations of $0.74 per share, basic and diluted, in the same period in 2002.

Revenues were approximately $0.1 million for the quarter ended June 30, 2003, compared to approximately $0.5 million during the same period in 2002. During the quarter ended June 30, 2003, we recognized license fee and milestone revenue of approximately $0.1 million from advance payments received under our collaboration with Wyeth, compared to recognizing license fee and milestone revenue of approximately $0.5 million from advance payments received under our collaboration agreements with Wyeth and Aventis (which was terminated in 2002) during the same period in 2002. The revenue recognized from our collaboration with Wyeth was lower in the second quarter of 2003 because the performance period over which we recognized the Wyeth deferred revenue was increased to reflect the extension of the screening phase of the agreement in June 2002.

Research and development expenses decreased approximately $6.2 million to $4.5 million in the second quarter of 2003 from $10.7 million in the second quarter of 2002. In the quarter ended June 30, 2003, we experienced a $3.1 million reduction in development and manufacturing expenses related to Picovir®, a $0.8 million reduction in development expenses related to our RSV program that we discontinued in January 2003, a $0.3 million reduction in research and development compensation expenses, a $1.7 million reduction in costs related to our collaboration with Wyeth, and a $0.7 million reduction in costs previously incurred that will be borne by Wyeth as a result of our June 2003 amendment, in each case when compared to the same expenses incurred during the quarter ended June 30, 2002. This reduction in expenses during the second quarter of 2003 costs was slightly offset by an increase of $0.2 million in discovery expenses and a $0.2 million increase in facilities costs. During the quarter ended June 30, 2003 we were engaged in phase 1 clinical trials and discovery research in our hepatitis C program, activities related to exploring the feasibility of pursing the development of Picovir® (pleconaril) for the treatment of serious and life-threatening diseases caused by enterovirus infections, preclinical activities related to developing an intranasal formulation of Picovir® for the treatment of the common cold and discovery research. In comparison, during the second quarter of 2002 our primary research and development focus related to Picovir® for the treatment of the common cold in adults, manufacturing validation batches of Picovir® and conducting clinical trials in other common cold indications and in respiratory syncytial virus disease and discovery research.

During the quarter ended June 30, 2003, we had no marketing expenses. During the same period in 2002, we incurred $2.8 million in marketing expenses related to Picovir® as a result of our joint marketing efforts with Aventis Pharmaceuticals Inc.

General and administrative expenses for the quarter ended June 30, 2003 of approximately $1.6 million decreased $0.8 million from $2.4 million in the same period in 2002. This decrease was primarily due to a $0.3 million reduction in personnel related costs, a $0.2 million reduction in legal costs, and a $0.3 reduction in other costs.

Interest income for the quarter ended June 30, 2003 of $0.8 million decreased by $0.6 million when compared to interest income of $1.4 million during the same period in the prior year. This decrease in interest income is due from lower invested balances and lower interest yields. Interest expense for the quarter ended June 30, 2003 decreased $0.8 million to $2.1 million. This decrease in interest expense is due to the repurchase of $50.1 million in principal amount of our outstanding 6% convertible subordinated notes due 2007 in the second half of 2002 and first quarter of 2003.

During the third quarter of 2002, we terminated our co-promotion and co-development agreement with Aventis Pharmaceuticals Inc., discontinued our sales force operations and sold our sales force to Aventis. We had no income or loss from discontinued sales operations for the quarter ended June 30, 2003 compared to income of approximately $0.1 million for the same period in 2002. Costs associated with the discontinued sales operations for the same period in 2002 related primarily to the detailing of two of Aventis’s products. The loss from discontinued sales operations for the quarter ended June 30, 2002 is net of $6.8 million in detailing fees received by us for detailing activities during that period.

Six months ended June 30, 2003 and 2002

For the six months ended June 30, 2003, we reported a net loss of $14.1 million compared to a net loss of $38.2 million for the same period in 2002. Net loss per share for the six month ended June 30, 2003 was $0.55 per share, basic and diluted, compared to $1.69 per share, basic and diluted for the same period in 2002.

Our loss from continuing operations for the six months ended June 30, 2003 decreased to approximately $14.1 million from a loss of approximately $36.3 million for the same period in 2002. During the six months ended June 30, 2003, we purchased $5.0 million of face value of our outstanding 6% convertible subordinated notes due 2007 for $2.1 million, resulting in a gain of approximately $2.8 million after the write-off of $0.1 million in related deferred financing costs. Loss per share from continuing operations for the quarter ended June 30, 2003 was $0.55 per share, basic and diluted, compared to a loss per share from continuing operations of $1.60 per share, basic and diluted, in the same period in 2002.

Revenues were approximately $0.3 million for the six months ended June 30, 2003, compared to approximately $1.1 million during the same period in 2002. During the six months ended June 30, 2003, we recognized license fee and milestone revenue of approximately $0.3 million from advance payments received under our collaboration with Wyeth, compared to recognizing license fee and milestone revenue of approximately $1.1 million from advance payments received under our collaboration agreements with Wyeth and Aventis (which was terminated in 2002) during the same period in 2002. The revenue recognized from our collaboration with Wyeth was lower in the first six months of 2003 because the performance period over which we recognized the Wyeth deferred revenue was increased to reflect the extension of the screening phase of the agreement in June 2002.

Research and development expenses decreased approximately $14.0 million to $10.6 million in the six month period ended June 30, 2003 from $24.6 million in the same period in 2002. In the first six months of 2003, we experienced a $7.3 million reduction in development and manufacturing expenses related to Picovir®, a $1.4 million reduction in our research and development expenses related to our collaboration with Wyeth, a $0.7 million reduction in costs previously incurred that will be borne by Wyeth as a result of our June 2003 amendment, a $3.2 million reduction in development expenses related to our RSV program that we discontinued in January 2003 and a $1.3 million reduction in research and development compensation expenses, in each case when compared to the same expenses incurred during the first six months of 2002. During the six months ended June 30, 2003 we were engaged in phase 1 clinical trials and discovery research in our hepatitis C program, a variety of clinical and regulatory activities related to exploring the feasibility of pursuing the development of Picovir® (pleconaril) for the treatment of serious and life-threatening diseases caused by enterovirus infections, preclinical activities related to developing an intranasal formulation of Picovir® for the treatment of the common cold and discovery research. In comparison, during the first six months of 2002 our primary research and development focus related to Picovir® for the treatment of the common cold in adults, including preparing for an FDA Advisory Committee meeting for Picovir®, manufacturing validation batches of Picovir® and conducting clinical trials in other common cold indications and in respiratory syncytial virus disease and discovery research.

During the six month period ended June 30, 2003, we had no marketing expenses. During the same period in 2002, we incurred $6.1 million in marketing expenses related to Picovir® as a result of our joint marketing efforts with Aventis Pharmaceuticals Inc.

General and administrative expenses for the six months ended June 30, 2003 of approximately $3.5 million decreased $1.0 million from $4.5 million in the same period in 2002. This decrease was primarily due to a $0.4 million reduction in personnel related costs, $0.3 million reduction in legal costs, $0.1 million reduction in facility costs and $0.5 million reduction in other costs. During the first six months of 2003, we spent $0.3 million on business development activities for which comparable activities were not performed during the same period in 2002.

Interest income for the six months ended June 30, 2003 of $1.1 million decreased by $2.5 million when compared to interest income of $3.6 million during the same period in the prior year. This decrease in interest income is due from lower invested balances and lower interest yields. Interest expense for the six months ended June 30, 2003 decreased $1.6 million to $4.2 million. This decrease in interest expense is due to the repurchase of $50.1 million in principal amount of our outstanding 6% convertible subordinated notes due 2007 in the second half of 2002 and first quarter of 2003.

During the third quarter of 2002, we terminated our co-promotion and co-development agreement with Aventis Pharmaceuticals Inc., discontinued our sales force operations and sold our sales force to Aventis. We had no income or loss from discontinued sales operations for the six months ended June 30, 2003 compared to a loss of approximately $1.9 million for the same period in 2002. Costs associated with the discontinued sales operations for the same period in 2002 related primarily to sales force start-up activities and the detailing of two of Aventis’s products. The loss from discontinued sales operations for the six months ended June 30, 2002 is net of $12.7 million in detailing fees received by us for detailing activities during that period. Basic and diluted loss per share from discontinued sales operations for the six months ended June 30, 2002 was $0.09 per share.

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk

Our holdings of financial instruments are comprised of a mix of U.S. corporate debt, government securities and commercial paper. All such instruments are classified as securities available for sale. Our debt security portfolio represents funds held temporarily pending use in our business and operations. We manage these funds accordingly. Our primary investment objective is the preservation of principal, while at the same time maximizing the generation of investment income. We seek reasonable assuredness of the safety of principal and market liquidity by investing in cash equivalents (such as Treasury bills and money market funds) and fixed income securities (such as U.S. government and agency securities, municipal securities, taxable municipals, and corporate notes) while at the same time seeking to achieve a favorable rate of return. Our market risk exposure consists principally of exposure to changes in interest rates. Our holdings are also exposed to the risks of changes in the credit quality of issuers. Historically, we have typically invested in financial instruments with maturities less than one year. The carrying amount and the annualized weighted average nominal interest rate of our investment portfolio at June 30, 2003 was approximately $128.1 million and approximately 1.2%, respectively.

At June 30, 2003, we had outstanding $129.9 million of 6% convertible subordinated notes due 2007. The notes are convertible into shares of our common stock at a price of $109 per share, subject to certain adjustments. The notes bear interest at a rate of 6% per annum, payable semi-annually in arrears, and can be redeemed by us, at certain premiums over the principal amount, at any time on or after March 6, 2003. At June 30, 2003, the market value of our convertible subordinated notes was approximately $65.0 million, based on quoted market prices. The fair value of our convertible subordinated notes is dependant upon, among other factors, the fair value of our common stock and prevailing market interest rates.

ITEM 4.	Controls and Procedures

(a) An evaluation was performed under the supervision and with the participation of the Company’s management, including its Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, of the effectiveness of the Company’s disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of June 30, 2003. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported as specified in Securities and Exchange Commission rules and forms.

(b) There were no significant changes in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

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

ITEM 4.	Submission of Matters to a Vote of Security Holders

On May 6, 2003 the Company held its annual stockholders meeting. In connection with the stockholders meeting, the Company solicited proxies (1) for the election of Mr. Paul A. Brooke, Mr. Robert J. Glaser and Mr. David J. Williams as our class I directors, and (2) to approve an amendment to the our Employee Stock Purchase Plan to increase the number of shares of common stock available for issuance under that plan by 300,000 shares. The record date for determining the stockholders entitled to receive notice of, and vote at, the meeting was March 21, 2003. We had 25,931,050 shares of our common stock outstanding on the record date for the meeting, of which, a total of 22,686,736 shares were represented at the stockholders meeting by proxy. Such shares were voted at the stockholders meeting as follows:

	Number of Votes
	FOR	AGAINST	WITHHELD	ABSTAIN
Election to the Board:
Mr. Paul A. Brooke	22,337,247		349,489
Mr. Robert J. Glaser	22,397,779		288,957
Mr. David J. Williams	20,496,092		2,190,644
Approval of Amendment to Employee Stock Purchase Plan	22,210,159	374,307		102,270

Mr. Michel de Rosen, Mr. Howard Pien, Dr. Frank Baldino, Jr. and Dr. Claude Nash constitute class II and III directors whose terms continued after the annual meeting. Mr. Pien subsequently resigned from our Board in late May 2003.

ITEM 6.	Exhibits and Reports on Form 8-K

(a)	List of Exhibits:

10.33*	First Amended and Restated Collaboration and License Agreement dated June 26, 2003 between ViroPharma Incorporated and Wyeth.

10.34*	Amendment to Stock Purchase Agreement dated June 26, 2003 between ViroPharma Incorporated and Wyeth.

31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Portions of this exhibit were omitted and filed separately with the Secretary of the Commission pursuant to an application for confidential treatment filed with the Commission pursuant to Rule 406 under the Securities Act of 1933, as amended.

(b)	Reports on Form 8-K:

We filed the following Current Reports on Form 8-K during the quarter ended June 30, 2003:

(i)	We filed a Current Report on Form 8-K dated May 8, 2003 to report, pursuant to Item 5, a set of “Frequently Asked Questions” describing information that experience has demonstrated to be often requested by analysts and investors, and the answers to these questions.

(ii)	We filed a Current Report on Form 8-K dated May 8, 2003 to report, pursuant to Item 5, our financial results for the first quarter ended March 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VIROPHARMA INCORPORATED

Date: August 14, 2003	By:	/S/ MICHEL DE ROSEN
Michel de Rosen President, Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)

	By:	/S/ VINCENT J. MILANO
Vincent J. Milano Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

Exhibit Index

Exhibit	Description

10.33*	First Amended and Restated Collaboration and License Agreement dated June 26, 2003 between ViroPharma Incorporated and Wyeth.

10.34*	Amendment to Stock Purchase Agreement dated June 26, 2003 between ViroPharma Incorporated and Wyeth.

31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Portions of this exhibit were omitted and filed separately with the Secretary of the Commission pursuant to an application for confidential treatment filed with the Commission pursuant to Rule 406 under the Securities Act of 1933, as amended.