Form 10-Q
period 2003-09-30
VIROPHARMA INC
filed 2003-11-12
CIK 946840

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 0-21699

VIROPHARMA INCORPORATED

(Exact Name of Registrant as Specified in its Charter)

Delaware	23-2789550
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Number of shares outstanding of the issuer’s Common Stock, par value $.002 per share, as of November 7, 2003: 26,188,529 shares.

VIROPHARMA INCORPORATED

INDEX

Page
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements:

Consolidated Balance Sheets at December 31, 2002 and September 30, 2003	3

Consolidated Statements of Operations for the three months ended September 30, 2002 and 2003, the nine months ended September 30, 2002 and 2003 and the period from December 5, 1994 (Inception) to September 30, 2003	4

Consolidated Statement of Stockholders’ Equity (Deficit) for the nine months ended September 30, 2003	5

Consolidated Statements of Cash Flows for the nine months ended September 30, 2002 and 2003 and the period from December 5, 1994 (Inception) to September 30, 2003	6

Notes to Consolidated Financial Statements	7

Important Information About Forward-Looking Statements	12

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	13

Item 3. Quantitative and Qualitative Disclosures About Market Risk	19

Item 4. Controls and Procedures	19

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	20

Item 6. Exhibits and Reports on Form 8-K	20

Signatures	21

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ViroPharma Incorporated

(A Development Stage Company)

Consolidated Balance Sheets

(unaudited)

December 31, 2002 and September 30, 2003

	December 31, 2002	September 30, 2003
Assets
Current assets:
Cash and cash equivalents	$15,987,056	$8,059,567
Short-term investments	142,294,488	116,642,611
Notes receivable from officers - current	88,743	88,743
Due from partners	—	562,000
Other current assets	3,447,928	2,351,655

Total current assets	161,818,215	127,704,576
Equipment and leasehold improvements, net	8,515,248	7,761,189
Notes receivable from officers - noncurrent	88,743	23,186
Debt issue costs, net	2,612,366	2,082,636
Other assets	496,185	94,458

Total assets	$173,530,757	$137,666,045

Liabilities and Stockholders’ equity (deficit)
Current liabilities:
Loans payable - current	$116,667	$33,379
Accounts payable	979,909	319,994
Due to partners	693,778	—
Accrued expenses and other current liabilities	6,739,353	6,660,903
Deferred revenue - current	516,667	567,397

Total current liabilities	9,046,374	7,581,673
Loans payable - noncurrent	8,334	—
Convertible subordinated notes	134,900,000	129,900,000
Deferred revenue - noncurrent	1,765,278	1,268,182
Other liabilities	—	888,000

Total liabilities	145,719,986	139,637,855

Commitments and Contingencies
Stockholders’ equity (deficit):
Preferred stock, par value $.001 per share. 5,000,000 shares authorized; Series A convertible participating preferred stock; no shares issued and outstanding	—	—
Series A junior participating preferred stock; 200,000 shares designated; no shares issued and outstanding	—	—
Common stock, par value $.002 per share. Authorized 100,000,000 shares; issued and outstanding 25,933,096 at December 31, 2002 and 25,969,134 at September 30, 2003	51,866	51,938
Additional paid-in capital	248,782,497	248,820,775
Deferred compensation	(435,093)	(299,824)
Accumulated other comprehensive loss	(2,086,601)	(72,307)
Deficit accumulated during the development stage	(218,501,898)	(250,472,392)

Total stockholders’ equity (deficit)	27,810,771	(1,971,810)

Total liabilities and stockholders’ equity (deficit)	$173,530,757	$137,666,045

See accompanying notes to consolidated financial statements.

ViroPharma Incorporated

(A Development Stage Company)

Consolidated Statements of Operations

(unaudited)

Three months ended September 30, 2002 and 2003, nine months ended September 30, 2002 and 2003 and the period from December 5, 1994 (Inception) to September 30, 2003

	Three months ended September 30,		Nine months ended September 30,		Period from December 5, 1994 (Inception) to September 30, 2003
	2002	2003	2002	2003
Revenues:
License fee and milestone revenue	$4,127,350	$140,909	$5,204,273	$450,126	$15,168,181
Grant revenue	—	—	—	—	526,894
Other revenue	92,825	76,825	92,825	110,825	314,225

Total revenues	4,220,175	217,734	5,297,098	560,951	16,009,300

Continuing operating expenses incurred in the development stage:
Research and development	10,068,318	7,002,849	34,754,725	17,485,811	207,001,293
Acquisition of technology rights	—	3,500,000	—	3,500,000	20,000,000
Marketing	703,835	—	6,754,809	—	23,360,873
General and administrative	1,857,959	3,759,221	6,243,950	7,366,456	48,308,830

Total operating expenses	12,630,112	14,262,070	47,753,484	28,352,267	298,670,996

Gain on repurchase of debt, net	15,203,939	—	15,203,939	2,805,337	30,699,597
Interest income	1,178,876	384,406	4,741,113	1,493,633	34,484,782
Interest expense	2,844,698	2,101,813	8,664,972	6,350,727	39,335,638

Income (loss) from continuing operations	5,128,180	(15,761,743)	(31,176,306)	(29,843,073)	(256,812,955)

Discontinued operations:
Income from discontinued sales operations	12,314,570	—	10,381,388	—	6,340,563

Net income (loss)	$17,442,750	$(15,761,743)	$(20,794,918)	$(29,843,073)	$(250,472,392)

Basic and diluted income (loss) per share from continuing operations	$0.21	$(0.61)	$(1.33)	$(1.16)

Basic and diluted income per share from discontinued sales operations	$0.50	$—	$0.44	$—

Basic and diluted net income (loss) per share	$0.71	$(0.61)	$(0.89)	$(1.16)

Shares used in computing basic income (loss) per share amounts	24,663,206	25,889,001	23,354,238	25,834,608

Shares used in computing diluted income (loss) per share amounts	24,733,944	25,889,001	23,354,238	25,834,608

See accompanying notes to consolidated financial statements.

ViroPharma Incorporated

(A Development Stage Company)

Consolidated Statement of Stockholders’ Equity (deficit)

(unaudited)

Nine months ended September 30, 2003

	Preferred stock		Common stock		Additional paid-in capital	Deferred compensation	Accumulated other comprehensive income (loss)	Deficit accumulated during the development stage	Total stockholders’ equity (deficit)
	Number of shares	Amount	Number of shares	Amount
Balance, December 31, 2002	—	$—	25,933,096	$51,866	$248,782,497	$(435,093)	$(2,086,601)	$(218,501,898)	$27,810,771
Employee Stock Purchase Plan	—	—	27,888	56	35,419	—	—	—	35,475
Exercise of common stock options	—	—	8,150	16	2,859	—	—	—	2,875
Amortization of deferred compensation	—	—	—	—	—	135,269	—	—	135,269
Unrealized loss on available for sale securities	—	—	—	—	—	—	(113,127)	—	(113,127)
Adjustment to unrealized loss on available for sale securities	—	—	—	—	—	—	2,127,421	(2,127,421)	—
Net loss	—	—	—	—	—	—	—	(29,843,073)	(29,843,073)

Balance, September 30, 2003	—	$—	25,969,134	$51,938	$248,820,775	$(299,824)	$(72,307)	$(250,472,392)	$(1,971,810)

See accompanying notes to consolidated financial statements.

ViroPharma Incorporated

(A Development Stage Company)

Consolidated Statements of Cash Flows

(unaudited)

Nine months ended September 30, 2002 and 2003 and the

period from December 5, 1994 (Inception) to September 30, 2003

	Nine months ended September 30,		Period from December 5, 1994 (Inception) to September 30, 2003
	2002	2003
Cash flows from operating activities:
Net loss	$(20,794,918)	$(29,843,073)	$(250,472,392)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash gain on sale of sales force	(15,410,000)	—	(15,410,000)
Non-cash gain on repurchase of convertible subordinated notes	(15,688,875)	(2,875,000)	(31,599,875)
Write-off of deferred financing costs on repurchase of notes	484,936	69,663	900,278
Non-cash charge for lease costs	—	1,650,000	1,650,000
Non-cash write-off of fixed assets	1,517,172	—	1,517,172
Non-cash acquisition of technology rights	—	—	16,500,000
Non-cash compensation expense	312,418	135,269	1,795,823
Non-cash warrant value	—	—	153,751
Non-cash consulting expense	—	—	46,975
Non-cash interest expense	611,759	460,067	2,742,503
Depreciation and amortization expense	1,519,572	1,658,362	7,490,831
Changes in assets and liabilities:
Other current assets	1,288,074	1,349,442	(2,098,486)
Notes receivable from officers	104,596	65,557	(111,929)
Due (to) from partners	4,927,012	(1,255,778)	(562,000)
Other assets	(100,286)	48,558	(94,458)
Accounts payable	(1,982,770)	(659,915)	319,994
Deferred revenue	(5,204,273)	(446,366)	1,835,579
Accrued expenses and other current liabilities	(2,484,646)	(840,450)	15,898,903
Other liabilities	—	—	10,000,000

Net cash used in operating activities	(50,900,229)	(30,483,664)	(239,497,331)

Cash flows from investing activities:
Purchase of equipment and leasehold improvements	$(3,874,129)	$(904,303)	$(16,965,729)
Proceeds from sale equipment	171,044	—	196,537
Purchases of short-term investments	(130,735,065)	(95,814,267)	(1,120,167,438)
Sales of short-term investments	—	—	9,680,414
Maturities of short-term investments	208,318,554	121,453,017	993,518,936

Net cash provided by (used in) investing activities	73,880,404	24,734,447	(133,737,280)

Cash flows from financing activities:
Net proceeds from issuance of preferred stock	$—	$—	$27,242,143
Net proceeds from issuance of common stock	38,716	38,350	198,854,366
Preferred stock cash dividends	—	—	(1,254,294)
Proceeds from loans payable and milestone advance	—	—	2,100,000
Payment of loans payable	(149,999)	(91,622)	(2,066,621)
Repurchase of convertible subordinated notes	(8,011,125)	(2,125,000)	(18,500,125)
Proceeds received on notes receivable	—	—	1,625
Gross proceeds from notes payable	—	—	180,692,500
Issuance costs on notes payable	—	—	(5,725,416)
Payment of notes payable	—	—	(50,000)

Net cash provided by (used in) financing activities	(8,122,408)	(2,178,272)	381,294,178

Net increase (decrease) in cash and cash equivalents	14,857,767	(7,927,489)	8,059,567
Cash and cash equivalents at beginning of period	9,826,879	15,987,056	—

Cash and cash equivalents at end of period	$24,684,646	$8,059,567	$8,059,567

Supplemental disclosure of non-cash transactions:
Conversion of Note Payable to Series A and Series B Preferred Stock	—	—	642,500
Conversion of mandatorily redeemable convertible preferred stock to common shares	—	—	16,264,199
Notes issued for 828,750 common shares	—	—	1,625
Deferred compensation	25,800	—	2,222,158
Forfeiture of restricted stock	126,510	—	126,510
Accretion of redemption value attributable to mandatorily redeemable converted preferred stock	—	—	1,616,445
Conversion of milestone advance to loan payable	(1,214,128)	—	1,000,000
Unrealized gains (losses) on available for sale securities	—	(113,127)	(72,307)
Issuance of common stock to Aventis Pharmaceuticals Inc.	4,590,000	—	4,590,000
Settlement of milestone advances to Aventis Pharmaceuticals Inc.	(20,000,000)	—	20,000,000
Supplemental disclosure of cash flow information:
Cash paid for interest	10,812,200	7,944,000	35,581,443

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

The Company is devoting substantial effort towards conducting drug discovery and development, raising capital, conducting clinical trials, and pursuing regulatory approval for products under development. The only revenues from product sales that the Company has earned are detailing fees from discontinued sales operations during the first eight months of 2002 for detailing products owned by Aventis Pharmaceuticals Inc. (“Aventis”). Effective on August 31, 2002, the Company discontinued its sales force operations related to two products owned by Aventis Pharmaceuticals Inc. and all related sales administration activities. The Company has earned no significant revenue or product sales and has not achieved profitable operations or positive cash flow from continuing operations. The Company’s deficit accumulated during the development stage aggregated $250.5 million through September 30, 2003. There is no assurance that profitable operations can ever be achieved, and even if achieved, could be sustained on a continuing basis.

The Company plans to continue to finance its operations with a combination of stock and debt issuances, as available, license payments, payments from strategic research and development arrangements when and if agreed-upon milestones are achieved and, in the longer term, revenues from product sales or collaborations, if its planned products are commercialized. There are no assurances, however, that the Company will be successful in obtaining regulatory approval for any of its product candidates or in obtaining an adequate level of financing needed for the long-term development and commercialization of its product candidates.

Basis of Presentation

The consolidated financial information at September 30, 2003 and for the three and nine months ended September 30, 2002 and 2003, is unaudited but includes all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary to state fairly the consolidated financial information set forth therein in accordance with accounting principles generally accepted in the United States of America. The interim results are not necessarily indicative of results to be expected for the full fiscal year. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2002 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission.

During the second quarter of 2003, the Company discovered that it had been accounting for the discounts and premiums associated with its short-term investments incorrectly. The amortization of these discounts and premiums should have been recorded ratably over the holding period for each investment to interest income. In financial statements prior to the second quarter of 2003, the Company reported these amounts as a change in accumulated other comprehensive income (loss), a component of stockholders’ equity, in the consolidated balance sheet. Due to the lack of materiality, the cumulative net effect of the activity of approximately $2.1 million has been relieved from accumulated other comprehensive income (loss) and charged directly to deficit accumulated during the development stage in the consolidated balance sheet in 2003. The effects of this charge on loss from continuing operations for each of the years ended December 31, 2000, 2001 and 2002 and for the quarter ended March 31, 2003 and on the deficit accumulated during the development stage as of each period end is immaterial.

Reclassification

Certain prior year amounts have been reclassified to conform to the current year presentation.

(2) Comprehensive Income (Loss)

In the Company’s annual consolidated financial statements, comprehensive income (loss) is presented as a separate financial statement. For interim consolidated financial statements, the Company is permitted to disclose the information in the footnotes to the consolidated financial statements. The disclosures are required for comparative purposes. The only comprehensive income (loss) item the Company has is unrealized gains and losses on available for sale securities. The following reconciles net income (loss) to comprehensive income (loss) for the three and nine months ended September 30, 2002 and 2003:

ViroPharma Incorporated

(A Development Stage Company)

Notes to Consolidated Financial Statements

	Three month period ended September 30,		Nine month period ended September 30,
	2002	2003	2002	2003
Net income (loss)	$17,442,750	$(15,761,743)	$(20,794,918)	$(29,843,073)
Other comprehensive income (loss):
Unrealized gains (losses) on available for sale securities	(99,522)	(226,448)	(1,214,128)	(113,127)

Comprehensive income (loss)	$17,343,228	$(15,988,191)	$(22,009,046)	$(29,956,200)

(3) Convertible Subordinated Note Repurchases

Through September 30, 2003, the Company has purchased $50.1 million of principal amount of its 6% convertible subordinated notes due in 2007. As a result of these purchases, the Company has reduced its annual interest expense by approximately $3.0 million. During the nine months ended September 30, 2003, the Company recognized a $2.8 million gain, after the write-off of $0.1 million of deferred financing costs, related to the purchase of $5.0 million of principal amount of these notes. The gain is classified as gain on repurchase of debt, net.

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

The Company applies APB Opinion No. 25 in accounting for its stock options granted to employees and directors. Had the Company determined compensation cost for options granted to employees and directors based on the fair value at the grant date under SFAS No. 123, the Company’s net income (loss) and net income (loss) per share would have been increased to the pro forma amounts under SFAS No. 123 indicated below:

ViroPharma Incorporated

(A Development Stage Company)

Notes to Consolidated Financial Statements

	For the three months ended Sept 30,		For the nine months ended Sept 30,
	2002	2003	2002	2003
Net income (loss):
As reported	$17,442,750	$(15,761,743)	$(20,794,918)	$(29,843,073)
Add: stock-based employee compensation expense included in net income (loss)	—	—	—	—
Deduct: total stock-based employee compensation expense determined under the fair value-based method for all employee and director awards	(977,114)	(1,695,556)	(6,969,555)	(5,744,134)

Pro forma under SFAS No. 123	$16,465,636	$(17,457,299)	$(27,764,473)	$(35,587,207)

Net income (loss) per share:
Basic and diluted:
As reported	$0.71	$(0.61)	$(0.89)	$(1.16)
Pro forma under SFAS No. 123	0.67	(0.67)	(1.19)	(1.38)

(5) Restructuring

In August 2002, the Company adopted a restructuring plan to establish the foundation for its future growth.

Continuing Operations

As part of its restructuring plan, the Company terminated 33 employees within the development, commercial operations, and administration departments of the Company. In August 2002, the Company accrued $1.2 million in expenses associated with this portion of its restructuring plan, which primarily was comprised of employee severance costs associated with downsizing. This charge was included in the operating expenses of the Company in the third quarter of 2002. As of September 30, 2003, the Company has paid $1.1 million of termination benefits associated with the termination of 33 employees. During the nine months ended September 30, 2003, the Company reduced its severance estimate by $0.05 million to reflect actual costs that it incurred, and other than the revision, there were no other changes to the accrued restructuring liability. As of September 30, 2003, no restructuring accrual remained.

Discontinued Operations

On September 1, 2002, Aventis acquired the Company’s sales force, which totaled nearly 200 people, for $15.41 million, which was recorded as a gain in September 2002. There were no costs related to this transaction.

There was no activity related to the former sales force operations during 2003. During the quarter ended September 30, 2002, the loss from operations of the sales force of the Company totaled $3.1 million. This income included detailing fee revenue of $4.4 million, $4.5 million in sales force operational costs, and $3.0 million in costs of discontinuing the sales force operations for both the severance of sales operations employees and the termination of related operational commitments. During the nine months ended September 30, 2002, the loss from operations of the sales force of the Company totaled $5.0 million. This loss included detailing fee revenue of $17.2 million, $19.2 million in sales force operational costs, and $3.0 million in costs of discontinuing the sales force operations for both the severance of sales operations employees and the termination of related operational commitments.

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

In September 2001, the Company entered into a collaboration to co-develop and co-promote Picovir® in the United States with Aventis. As part of the agreement, the Company received an initial payment of $25.0 million from Aventis. $5.0 million of the initial payment received was reflected in Deferred revenue, and was recognized as revenue on a straight-line basis through July 31, 2002 based on the then estimated performance period ending December 31, 2005. From September 2001 to July 31, 2002, the Company and Aventis shared the cost of preparing for the commercial launch of Picovir® and the marketing and commercialization efforts: 55 percent by Aventis and 45 percent by ViroPharma. Additionally, the agreement called for Aventis to fund 50 percent of the Company’s research and development efforts for the use of Picovir® in the treatment of adult and pediatric viral respiratory infection (VRI). At September 30, 2003, the Company was not due any payment under these cost sharing provisions. For the quarter ended September 30, 2002, approximately $1.2 million and $1.1 million were reflected as reductions of Picovir® research and development and marketing costs, respectively. For the nine months ended September 30, 2002, approximately $4.5 million and $1.4 million were reflected as reductions of Picovir® research and development and marketing costs, respectively.

(6) Litigation

In March and May 2002, the Company and certain of its directors were named as defendants in purported class actions filed in the United States District Court for the Eastern District of Pennsylvania. In July 2002, these actions were consolidated into a single complaint that also named certain of our officers as defendants. The plaintiffs in these actions have alleged that certain statements by the Company about Picovir® were misleading. A judgment against the Company could materially exceed the coverage which may be available under the Company’s directors’ and officers’ liability insurance. The Company filed a motion to dismiss this action in August 2002. In April 2003, the court granted in part and denied in part the Company’s motion to dismiss the consolidated complaint. The Company is vigorously defending itself against this action and believes it has meritorious defenses against these claims. While it is not feasible to predict the outcome of this claim at this time, the ultimate resolution of this action could require substantial payment by the Company which could have a material adverse effect on its financial position and liquidity, and the resolution of this matter during a specific period could have a material adverse effect on the quarterly or annual operating results for that period. To date no liability related to this matter has been reflected in the Company’s consolidated balance sheet.

(7) Maribavir License Agreement

In August 2003, ViroPharma announced the acquisition of worldwide rights (excluding Japan) from GlaxoSmithKline to an antiviral compound (maribavir, or 1263W94) that is an inhibitor of cytomegalovirus (CMV). ViroPharma plans to advance maribavir initially for the prevention and treatment of CMV infection in transplant patients.

Under the terms of the agreement, ViroPharma has exclusive worldwide rights (excluding Japan) to develop and commercialize maribavir (1263W94) for the prevention and treatment of cytomegalovirus infections related to transplant (including solid organ and hematopoietic stem cell transplantation), congenital transmission, and in patients with HIV infection. ViroPharma will focus initially on patients who have received a hematopoietic stem cell (bone marrow) transplant, and are at risk for or have been infected with CMV. ViroPharma paid GlaxoSmithKline a $3.5 million up-front licensing fee and may pay additional milestones based upon the achievement of defined clinical development and regulatory events, if any. The Company also will pay royalties to GlaxoSmithKline and its licensor on product sales in the United States and the rest of the world (excluding Japan). The $3.5 million up-front licensing fee was recorded as an acquisition of technology rights expense in the quarter ended September 30, 2003 as the underlying technology has not reached technological feasibility and has no alternative uses.

(8) Lease Costs

In the third quarter of 2003, the Company recognized a non-cash charge of approximately $1.7 million in its general and administrative expenses for an operating lease that it determined to no longer have economic benefit to the Company. The charge is an estimate of the present value of the loss the Company will incur over the remaining life of the lease, which is 14 years, net of assumed sublease income.

ViroPharma Incorporated

(A Development Stage Company)

Notes to Consolidated Financial Statements

(9) Stockholders’ Meeting Action

In May 2003, the stockholders of the Company approved an amendment to the Company’s employee stock purchase plan (the “plan”) to increase the number of shares of common stock available for issuance under that plan by 300,000 shares.

IMPORTANT INFORMATION ABOUT FORWARD-LOOKING STATEMENTS

Our disclosure and analysis in this report contains some forward-looking statements. Forward-looking statements give our current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current facts. They use words such as “anticipate”, “estimate”, “expect”, “project”, “intend”, “plan”, “believe” and other words and terms of similar meaning in connection with any discussion of future operating or financial performance. These forward-looking statements include the statements in this report on Form 10-Q about:

•	our plan to advance an additional HCV compound into human clinical trials in early 2004;

•	our plan to initiate phase 1 clinical trials with our CMV product candidate in transplant patients in the first quarter of 2004, and a phase 2 clinical trial in the second quarter of 2004;

•	our plan to evaluate an intranasal approach for using Picovir® to treat the common cold;

•	our plan not to fund additional significant clinical development of Picovir® for the treatment of the common cold without a new partner;

•	the possibility that we may purchase or otherwise acquire a portion of our convertible subordinated notes;

•	our expectation that our most significant sources of our near-term operating expenses will be discovery and development activities with our CMV program, our hepatitis C program, and our biodefense and emerging disease program, the exploration of alternatives regarding the future development of Picovir® for the treatment of serious or life-threatening diseases caused by enteroviruses and an intranasal formulation for the treatment and prevention of the common cold, and business development activities seeking new opportunities to expand our pipeline; and

•	our expectation that our available cash, cash equivalents and short term investments at September 30, 2003 will be sufficient to fund our planned business operations and debt service requirements through mid-2006.

Our actual results could differ materially from those results expressed in, or implied by, these forward-looking statements. There can be no assurance that:

•	we will, or will be able to, achieve the development milestones for our CMV and HCV programs during the timeframe described in this quarterly report on Form 10-Q, or at all;

•	we will, or we will be able to, purchase or otherwise acquire additional convertible subordinated notes at prices favorable to us or at all;

•	we will develop, or will be successful in developing, Picovir® to treat any serious or life threatening enteroviral infection;

•	we will be successful in developing a viable intranasal formulation of Picovir® for the treatment of the common cold;

•	we will be successful in engaging a partner for the development and commercialization of an intranasal formulation of Picovir®;

•	our research and development plan will not change from our current focus on CMV, HCV, biodefense and emerging diseases, serious or life-threatening diseases caused by enteroviruses, and developing an intranasal formulation of Picovir® to treat the common cold; or

•	our available cash, cash equivalents and short term investments at September 30, 2003 will be sufficient to fund our planned business operations and debt service requirements through mid-2006.

Our actual expenses over the period described in this quarterly report on Form 10-Q may vary depending on a variety of factors, including: the actual cost of conducting clinical trials; the outcome of clinical trials in our CMV and HCV programs, and our resulting right to receive or obligation to pay milestone payments under our agreements relating to those programs; our ability to obtain additional government funding in connection with our biodefense program; our ability to develop Picovir® for serious or life-threatening diseases caused by enteroviruses and the cost of that development program; our ability to continue with, or attract a development and commercialization partner for, an intranasal formulation of Picovir®; the cost of conducting studies to evaluate the safety, antiviral activity and other performance characteristics of an intranasal formulation of Picovir®; the actual face amount of our convertible subordinated notes that we are able or willing to acquire, if any; the resulting reduction in interest expense associated with the purchase of such convertible subordinated notes, if any; costs associated with litigation; and the cost of exploring and investing in other strategic opportunities. Conducting clinical trials for investigational pharmaceutical products are subject to risks and uncertainties. There can be no assurance that planned clinical trials can be initiated, or that planned or ongoing clinical trials can be successfully concluded or concluded in accordance with our anticipated schedule. In addition, in the future, we may not be able to maintain our listing on the Nasdaq Stock Market.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We have not been profitable since inception and have incurred a cumulative net loss of $250.5 million through September 30, 2003. Losses have resulted principally from costs incurred in research and development activities, general and administrative expenses and sales and marketing expenses. We expect to incur additional operating losses over the next several years.

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

Our ability to achieve profitability is dependent on developing and obtaining regulatory approvals for our product candidates, successfully commercializing such product candidates (which may include entering into collaborative agreements for product development and commercialization), and securing contract manufacturing services and distribution and logistics services. We will need to raise substantial additional funds to continue our business activities and fund our debt service obligations beyond mid-2006.

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

Under the terms of the agreement, we have exclusive worldwide rights (excluding Japan) to develop and commercialize maribavir (1263W94), for the prevention and treatment of cytomegalovirus infections related to transplant (including solid organ and hematopoietic stem cell transplantation), congenital transmission, and in patients with HIV infection. We plan to focus initially on patients who have received a hematopoietic stem cell (bone marrow) transplant, and are at risk for or have been infected with CMV. We paid GlaxoSmithKline a $3.5 million licensing fee upon entering into the agreement and may pay additional milestones based upon the successful outcome of certain clinical development and regulatory events. We also may pay royalties to GlaxoSmithKline and its licensor on product sales, if any, in the United States and the rest of the world (excluding Japan). We expect to initiate phase 1 clinical trials with maribavir in transplant patients in the first quarter of 2004, and a phase 2 clinical trial in the second quarter of 2004. The $3.5 million up-front licensing fee was recorded as an acquisition of technology rights expense in the quarter ended September 30, 2003 as the underlying technology has not reached technological feasibility and has no alternative uses.

In July 2003, ViroPharma and Wyeth announced the results of a phase 1 clinical study with our then lead hepatitis C (HCV) product candidate, HCV-371. The data from this study did not support advancing HCV-371 into additional studies in HCV-infected patients. ViroPharma and Wyeth are advancing several distinct compound classes shown to inhibit viral replication activities in preclinical studies, and expect an additional compound to enter human trials in early 2004.

In October 2003, we announced that we were awarded two Phase 1 Small Business Innovation Research (SBIR) grants from the National Institutes for Allergy and Infectious Disease (NIAID), together totaling up to $2.26 million. Both awards are in the area of biodefense and will help support the advancement of our small molecule antiviral drug candidates that would serve as countermeasures against high priority bioterrorism threats, including smallpox and viral hemorrhagic fever viruses such as Ebola, Lassa and Rift Valley fever viruses and Machupo virus.

We are continuing to explore ways to maximize the value of Picovir® by evaluating an intranasal approach to treating and preventing the common cold and the potential use of oral Picovir® for the treatment of serious or life-threatening diseases caused by enteroviruses. ViroPharma is in discussions with potential partners for the intranasal program. While we do not intend to fund significant clinical development of Picovir® for the treatment of the common cold without a partner, we are conducting studies intended to evaluate the safety, antiviral activity and other performance characteristics of an intranasal formulation of Picovir®.

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

Critical Accounting Policies

Our consolidated financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America. Preparing consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. These estimates and assumptions are affected by the application of our accounting policies. Critical policies and practices are both most important to the portrayal of a company’s financial condition and results of operations, and require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effects of matters that are inherently uncertain. Due to the nature of our business and our stage of development, we do not currently face the many complex or subjective judgments that face companies that are further along in their life cycle that may be necessary in applying accounting policies. Our decision to apply APB Opinion No. 25 to account for our stock option plans rather than SFAS No. 123 is one area where our practice could be construed to be critical. Had we applied SFAS No. 123, our net income for the quarter ended September 30, 2002 would have been decreased by approximately $1.0 million and our net loss for the quarter ended September 30, 2003 would have been increased by approximately $1.7 million. Had we applied SFAS No. 123 our net loss allocable to common shareholders for the nine month periods ended September 30, 2002 and 2003 would have been increased by approximately $7.0 million, and $5.7 million, respectively.

Liquidity and Capital Resources

We commenced operations in December 1994. We are a development stage company and, other than detailing fees from discontinued sales operations earned in the first eight months of 2002 for promoting products owned by Aventis, we have not generated revenues from product sales. The cash flows used in operations historically have been applied to research and development activities, supporting Picovir® marketing, general and administrative expenses, and servicing our debt. We expect that the most significant sources of our near-term operating expenses will be development activities with our CMV program, and discovery and development activities with our hepatitis C and biodefense programs, the exploration of alternatives regarding the future development of Picovir® for the treatment of serious or life-threatening diseases caused by picornaviruses, and an intranasal formulation for the treatment and prevention of the common cold, and business development activities seeking new opportunities to expand our pipeline. We expect to initiate phase 1 clinical trials in our CMV program in the first quarter of 2004, a phase 2 study in that program during the second quarter of 2004, and a phase 1 clinical study in our HCV program in early 2004. We also plan to continue our discovery and preclinical development activities in our biodefense and emerging disease program, to explore alternatives regarding the future development of Picovir® for the treatment of serious or life-threatening diseases caused by enteroviruses, and to continue business development activities seeking new opportunities to expand our pipeline. In October 2003, we announced that we were awarded two Phase 1 Small Business Innovation Research (SBIR) grants from the National Institutes for Allergy and Infectious Disease (NIAID), together totaling up to $2.26 million. Both awards are in the area of biodefense and would help support the advancement of our small molecule antiviral drug candidates that will serve as countermeasures against high priority bioterrorism threats, including smallpox and viral hemorrhagic fever viruses such as Ebola, Lassa and Rift Valley fever viruses and Machupo virus. While we do not intend to fund any significant clinical development of Picovir® for the treatment of the common cold without a partner, we are conducting studies intended to evaluate the safety, antiviral activity and other performance characteristics of an intranasal formulation of Picovir®. In January 2003, we announced that we discontinued our respiratory syncytial virus (RSV) program based on the combination of the cost of advancing the program and the timeframe to commercialization. We are actively seeking to out license our RSV assets.

Through September 30, 2003, we have used approximately $239.5 million of cash in operating activities. We invest our cash in short-term investments. Through September 30, 2003, we have used approximately $133.7 million in investing activities, including $116.9 million in short-term investments and $16.8 million in equipment purchases and new construction. Through September 30, 2003, we have financed our operations primarily through private and public offerings of common stock, a convertible subordinated notes offering, private placements of redeemable preferred stock, two bank loans and equipment lease lines totaling approximately $381.3 million, net of approximately $18.5 million used to repurchase $50.1 million in principal amount of our 6% convertible subordinated notes due 2007.

During the nine months ended September 30, 2003 we used approximately $30.5 million of cash in operating activities. We invest our cash in short-term investments. For the nine months ended September 30, 2003, cash provided by investing activities was approximately $24.7 million, including $25.6 million from short-term investments, net of $0.9 million in equipment purchases. For the nine months ended September 30, 2003, we have used approximately $2.2 million of cash in financing activities, which primarily relates to $2.1 million in cash used to repurchase $5.0 million in principal amount of our 6% convertible subordinated notes due 2007. At September 30, 2003, we had cash and cash equivalents and short-term investments aggregating approximately $124.7 million. Also, at September 30, 2003 the annualized weighted average nominal interest rate on our short-term investments was approximately 1.1%.

Future contractual obligations and commercial commitments at September 30, 2003 are as follows:

	Payments due by period (in millions)
Contractual Obligations	Total	Less than 1 year	2-3 years	4-5 years	More than 5 years
Long-Term Debt	$129.9	$0.0	$0.0	$129.9	$0.0
Capital Lease Obligations	0.0	0.0	0.0	0.0	0.0
Operating Leases	16.2	1.8	3.6	3.5	7.3
Purchase Obligations	0.0	0.0	0.0	0.0	0.0
Other Long-Term Liabilities Reflected on the Registrant’s Balance Sheet under GAAP	0.0	0.0	0.0	0.0	0.0

Total	$146.1	$1.8	$3.6	$133.4	$7.3

We lease our corporate and research and development facilities under an operating lease expiring in 2008. We also have the right, under certain circumstances, to purchase the facility. We also lease approximately 30,000 square feet of additional office space, which has resulted in an annual increase in rent expense of approximately $0.6 million starting in September 2002. The term of the lease is fifteen years. During the third quarter of 2003, we determined that we will not utilize the facility and are currently exploring several potential opportunities, including subleasing. We cannot be certain that any of the opportunities that we are exploring will be realized or that we will be able to sublease the facility on favorable terms or at all.

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

Our ability to achieve profitability is dependent on developing and obtaining regulatory approvals for our product candidates, successfully commercializing such product candidates (which may include entering into collaborative agreements for product development and commercialization), and securing contract manufacturing, distribution and logistics, sales and marketing services. However, there can be no assurances that we can commercialize an approved product or acquire such services on reasonable terms, or at all.

In order to improve our capital structure and reduce annual interest expense, we have purchased an aggregate of $50.1 million in principal amount of our convertible subordinated notes for approximately $18.5 million through September 30, 2003. We have remaining convertible subordinated notes payable in the principal amount of $129.9 million as of September 30, 2003. These notes bear interest at 6% per annum and become due in March 2007. In October 2003, we entered into an Exchange Agreement with a third party under which we issued 219,395 shares of our common stock in exchange for the surrender of $1.0 million of face amount of our 6% convertible subordinated notes held by such third party, which reduced the outstanding balance of our convertible subordinated notes payable to $128.9 million. As a result of our reduction of $51.1 million in principal amount of our outstanding 6% convertible subordinated notes, our annual interest expense will be reduced by approximately $3.1 million. We may, in our discretion, based on prior board of directors approval, spend up to $1.5 million to purchase additional convertible subordinated notes in the open market or in privately negotiated transactions from time to time as market conditions warrant. In September 2003, our Board of Directors delegated the authority to the Notes Repurchase Committee to approve the issuance of up to 2,500,000 shares of our common stock in transactions in which we exchange common stock for convertible notes. There can be no assurance that we will be able to purchase or otherwise acquire any additional notes at prices favorable to us, or at all.

We expect that our available cash, cash equivalents and short term investments at September 30, 2003 will be sufficient to fund our planned business operations and debt service requirements through mid-2006. We expect that we will need to raise substantial additional funds to continue our business activities and fund our debt service and other obligations beyond mid-2006. To obtain this financing, we intend to access the public or private equity or debt markets or enter into additional arrangements with corporate collaborators to whom we may issue shares of our stock. We have an effective Form S-3 universal shelf registration statement filed with the Securities and Exchange Commission for the potential additional issuance of up to approximately $212.0 million of our securities. The registration statement provides us with the flexibility to determine the type of security we choose to sell, including common stock, preferred stock, warrants and debt securities, as well as the ability to time such sales when market conditions are favorable. In order for us to issue securities registered on this registration statement we must either have an aggregate market value of the voting and non-voting common equity excluding shares held by our affiliates of $75 million or more as of the date of our most recently filed annual report on form 10-K, or we must file a post effective amendment to the registration statement on Form S-2 or S-1.

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

Results of Operations

Quarters ended September 30, 2003 and 2002

For the quarter ended September 30, 2003, we reported a net loss of $15.8 million compared to income of $17.4 million for the same period in 2002. Net loss per share for the quarter ended September 30, 2003 was $0.61 per share, basic and diluted, compared to net income of $0.71 per share, basic and diluted for the same period in 2002.

Our loss from continuing operations for the quarter ended September 30, 2003 was approximately $15.8 million, compared to net income of approximately $5.1 million for the same period in 2002. Loss per share from continuing operations for the quarter ended September 30, 2003 was $0.61 per share, basic and diluted, compared to income per share from continuing operations of $0.21 per share, basic and diluted, in the same period in 2002. During the third quarter of 2002, the Company purchased $23.7 million of face value of its outstanding convertible notes for $8.2 million, resulting in a gain of $15.2 million after the write-off of related debt issue costs. There were no similar debt repurchases during the third quarter of 2003.

Revenues were approximately $0.2 million for the quarter ended September 30, 2003, compared to approximately $4.2 million during the same period in 2002. During the quarter ended September 30, 2003, we recognized license fee and milestone revenue of approximately $0.1 million from advance payments received under our collaboration with Wyeth, compared to recognizing license fee and milestone revenue of approximately $4.1 million from advance payments received under our collaboration agreements with Wyeth and Aventis during the same period in 2002. During the quarter ended September 30, 2002, we accelerated recognition of $4.0 million of up-front license fee revenue related to the collaboration agreement with Aventis that was terminated in August of 2002.

Research and development expenses decreased approximately $3.1 million to $7.0 million in the third quarter of 2003 from $10.1 million in the third quarter of 2002. We experienced a $1.2 million reduction in expenses related to Picovir®, a $1.8 million reduction in development expenses related to our RSV program that we discontinued in January 2003, and a $0.7 million reduction in costs related to our collaboration with Wyeth, in each case when compared to the same expenses incurred during the quarter ended September 30, 2002. Offsetting these decreases was a $0.6 million increase in facility and other costs when compared to the quarter ended September 30, 2002. During the quarter ended September 30, 2003 we were engaged in activities preparing for the initiation of phase 1 clinical trials in our CMV and hepatitis C programs, activities related to exploring the feasibility of pursing the development of Picovir® (pleconaril) for the treatment of serious and life-threatening diseases caused by enterovirus infections, activities related to developing an intranasal formulation of Picovir® for the treatment of the common cold, and discovery research. In comparison, during the third quarter of 2002 our primary research and development focus related to pre-clinical activities in HCV being performed at Wyeth, the preparation of an investigational new drug application (IND) for an HCV product candidate and conducting one phase 1 study for the treatment of respiratory syncytial virus (RSV) disease, and discovery research.

In the quarter ended September 30, 2003, we paid GlaxoSmithKline a $3.5 million license fee in connection with our agreement for the worldwide rights (excluding Japan) to maribavir, or 1263W94, an inhibitor of cytomegalovirus (CMV).

During the quarter ended September 30, 2003, we had no marketing expenses. During the same period in 2002, we incurred $0.7 million in marketing expenses related to Picovir® as a result of our joint marketing efforts with Aventis Pharmaceuticals Inc.

General and administrative expenses for the quarter ended September 30, 2003 of approximately $3.8 million increased $1.9 million from $1.9 million in the same period in 2002. This increase was primarily due to a non-cash charge of $1.7 million for a lease that we believe has no further economic value, and $0.2 million in expenses related to business development efforts undertaken in the third quarter of 2003.

Interest income for the quarter ended September 30, 2003 of $0.4 million decreased by $0.8 million when compared to interest income of $1.2 million during the same period in the prior year. This decrease in interest income is due to lower invested balances and lower interest yields. Interest expense for the quarter ended September 30, 2003 of $2.1 million decreased $0.7 million when compared to interest expense of $2.8 million in the same period in 2002. This decrease in interest expense is due to the repurchase of $50.1 million in principal amount of our outstanding 6% convertible subordinated notes due 2007 in the second half of 2002 and first quarter of 2003.

During the third quarter of 2002, we terminated our co-promotion and co-development agreement with Aventis Pharmaceuticals Inc., discontinued our sales force operations and sold our sales force to Aventis. We had no income or loss from discontinued sales operations for the quarter ended September 30, 2003 compared to income of approximately $12.3 million for the same period in 2002. The income from discontinued sales operations for the quarter ended September 30, 2002 included $4.4 million in detailing fees received by us for detailing activities during that period and a $15.4 million gain on the sale of ViroPharma’s sales force to Aventis Pharmaceuticals, Inc., and is net of a $3.0 million charge related to both the severance of personal and the termination of operational commitments related to the sales force and $4.5 million in sales operational costs.

Nine months ended September 30, 2003 and 2002

For the nine months ended September 30, 2003, we reported a net loss of $29.8 million compared to a net loss of $20.8 million for the same period in 2002. Net loss per share for the nine months ended September 30, 2003 was $1.16 per share, basic and diluted, compared to a net loss of $0.89 per share, basic and diluted, for the same period in 2002.

Our loss from continuing operations for the nine months ended September 30, 2003 decreased to approximately $29.8 million from a loss from continuing operations of approximately $31.2 million for the same period in 2002. During the nine months ended September 30, 2003, we purchased $5.0 million of face value of our outstanding 6% convertible subordinated notes due 2007 for $2.1 million, resulting in a gain of approximately $2.8 million after the write-off of $0.1 million in related deferred financing costs. During the same period in 2002, we repurchased $23.7 million of principal amount of the convertible notes under this program for approximately $8.0 million and recognized a $15.2 million gain after the write-off of $0.5 million in related deferred financing costs. Loss per share from continuing operations for the nine-months ended September 30, 2003 was $1.16 per share, basic and diluted, compared to a loss per share from continuing operations of $1.33 per share, basic and diluted, in the same period in 2002.

Revenues were approximately $0.6 million for the nine-months ended September 30, 2003, compared to approximately $5.3 million during the same period in 2002. During the nine-months ended September 30, 2003, we recognized license fee and milestone revenue of approximately $0.5 million from advance payments received under our collaboration with Wyeth, compared to recognizing license fee and milestone revenue of approximately $5.2 million from advance payments received under our collaboration agreements with Wyeth and Aventis during the same period in 2002. During the nine-months ended September 30, 2002, the Company accelerated recognition of $4.0 million of an up-front license fee revenue related to the collaboration agreement with Aventis that was terminated in August of 2002.

Research and development expenses decreased approximately $17.3 million to $17.5 million in the nine-month period ended September 30, 2003 from $34.8 million in the same period in 2002. In the first nine months of 2003, we experienced a $8.5 million reduction in development and manufacturing expenses related to Picovir®, a $2.1 million reduction in our research and development expenses related to our collaboration with Wyeth, a $0.7 million reduction in costs previously incurred that will be borne by Wyeth as a result of our June 2003 amendment, a $5.0 million reduction in development expenses related to our RSV program that we discontinued in January 2003, a $0.7 million reduction in research and development compensation expenses, a $0.4 million reduction in severance costs related to the August 2002 restructuring, a $0.3 million reduction in employee related costs and $0.5 million reduction in other costs, in each case when compared to the same expenses incurred during the first nine months of 2002. Offsetting these reductions was an increase of $0.9 million in facility costs when compared to the same period in 2002. During the nine months ended September 30, 2003 we were engaged in phase 1 clinical trials and preclinical activities in our hepatitis C program, preparing to initiate clinical trials in our CMV program, a variety of clinical and regulatory activities related to exploring the feasibility of pursuing the development of Picovir® (pleconaril) for the treatment of serious and life-threatening diseases caused by enterovirus infections, activities related to developing an intranasal formulation of Picovir® for the treatment of the common cold, and discovery research. In comparison, during the first nine months of 2002 our primary research and development focus related to Picovir® for the treatment of the common cold in adults, including preparing for an FDA Advisory Committee meeting for Picovir®, manufacturing validation batches of Picovir® and conducting clinical trials in other common cold indications. During this period, we also were conducting one phase 1 study for the treatment of respiratory syncytial virus (RSV) disease, were preparing to file an IND in our hepatitis C program, and we were conducting discovery research.

During the nine-month period ended September 30, 2003, we paid a $3.5 million license fee we paid to GlaxoSmithKline in connection with our agreement for the worldwide rights (excluding Japan) to maribavir, or 1263W94, an inhibitor of cytomegalovirus (CMV)

During the nine-month period ended September 30, 2003, we had no marketing expenses. During the same period in 2002, we incurred $6.8 million in marketing expenses related to Picovir® as a result of our joint marketing efforts with Aventis Pharmaceuticals Inc.

General and administrative expenses for the nine months ended September 30, 2003 of approximately $7.4 million increased $1.2 million from $6.2 million in the same period in 2002. This increase was primarily due to a non-cash charge of $1.7 million for a lease that we believe has no further economic value, $0.5 million in costs related to business development efforts and $0.3 million in increased facility costs. These increases in costs were offset by a $0.4 million reduction in personnel related costs, $0.1 million reduction in legal costs, and $0.8 million reduction in other costs.

Interest income for the nine months ended September 30, 2003 of $1.5 million decreased by $3.2 million when compared to interest income of $4.7 million during the same period in the prior year. This decrease in interest income is due to lower invested balances and lower interest yields. Interest expense for the nine months ended September 30, 2003 of $6.4 million decreased $2.3 million when compared to interest expense of $8.7 million during the same period of 2002. This decrease in interest expense is due to the repurchase of $50.1 million in principal amount of our outstanding 6% convertible subordinated notes due 2007 in the second half of 2002 and first quarter of 2003.

During the third quarter of 2002, we terminated our co-promotion and co-development agreement with Aventis Pharmaceuticals Inc., discontinued our sales force operations and sold our sales force to Aventis. We had no income or loss from discontinued sales operations for the nine months ended September 30, 2003 compared to income of approximately $10.4 million for the same period in 2002. The income from discontinued sales operations for the nine-months ended September 30, 2002 included a $15.4 million gain on sale of the sales force to Aventis and detailing fees of $17.2 million, and is net of $3.0 million in costs related to both the severance of personnel and the termination of operational commitments related to the sales force and $19.2 million in sales force operations costs. Basic and diluted income per share from discontinued sales operations for the nine months ended September 30, 2002 was $0.44 per share.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

Our holdings of financial instruments are comprised of a mix of U.S. corporate debt, government securities and commercial paper. All such instruments are classified as securities available for sale. Our debt security portfolio represents funds held temporarily pending use in our business and operations. We manage these funds accordingly. Our primary investment objective is the preservation of principal, while at the same time maximizing the generation of investment income. We seek reasonable assuredness of the safety of principal and market liquidity by investing in cash equivalents (such as Treasury bills and money market funds) and fixed income securities (such as U.S. government and agency securities, municipal securities, taxable municipals, and corporate notes) while at the same time seeking to achieve a favorable rate of return. Our market risk exposure consists principally of exposure to changes in interest rates. Our holdings are also exposed to the risks of changes in the credit quality of issuers. Historically, we have typically invested in financial instruments with maturities less than one year. The carrying amount and the annualized weighted average nominal interest rate of our investment portfolio at September 30, 2003 was approximately $116.6 million and approximately 1.1%, respectively.

At September 30, 2003, we had outstanding $129.9 million of 6% convertible subordinated notes due 2007. The notes are convertible into shares of our common stock at a price of $109 per share, subject to certain adjustments. The notes bear interest at a rate of 6% per annum, payable semi-annually in arrears, and can be redeemed by us, at certain premiums over the principal amount, at any time on or after March 6, 2003. At September 30, 2003, the market value of our convertible subordinated notes was approximately $65.0 million, based on quoted market prices. The fair value of our convertible subordinated notes is dependant upon, among other factors, the fair value of our common stock and prevailing market interest rates.

ITEM 4. Controls and Procedures

(a) An evaluation was performed under the supervision and with the participation of the Company’s management, including its Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, of the effectiveness of the Company’s disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of September 30, 2003. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported as specified in Securities and Exchange Commission rules and forms.

(b) There were no significant changes in the Company’s internal control over financial reporting identified in connection with the evaluation of such controls that occurred during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 6. Exhibits and Reports on Form 8-K

(a)	List of Exhibits:

	3.3	Amended and Restated Bylaws of the Company.

	10.35*	License Agreement dated August 8, 2003 by and between GlaxoSmithKline and ViroPharma Incorporated.

	31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*  Portions of this exhibit were omitted and filed separately with the Secretary of the Commission pursuant to an application for confidential treatment filed with the Commission pursuant to Rule 406 under the Securities Act of 1933, as amended.

(b)	Reports on Form 8-K:

We filed the following Current Reports on Form 8-K during the quarter ended September 30, 2003:

	(i)	We filed a Current Report on Form 8-K dated July 1, 2003 to report, pursuant to Item 5, a set of “Frequently Asked Questions” describing information that experience has demonstrated to be often requested by analysts and investors, and the answers to these questions.

	(ii)	We filed a Current Report on Form 8-K dated July 16, 2003 to report, pursuant to Item 5, results of our hepatitis C phase 1b study.

	(iii)	We filed a Current Report on Form 8-K dated July 31, 2003 to report, pursuant to Item 5, an update on our smallpox discovery program.

	(iv)	We filed a Current Report on Form 8-K dated August 1, 2003 to report, pursuant to Item 5, a set of “Frequently Asked Questions” describing information that experience has demonstrated to be often requested by analysts and investors, and the answers to these questions.

	(v)	We filed a Current Report on Form 8-K dated August 12, 2003 to report, pursuant to Item 5, that we licensed certain rights from GlaxoSmithKline for a product candidate for the treatment of certain diseases caused by cytomegalovirus (CMV) infection.

	(vi)	We filed a Current Report on Form 8-K dated August 15, 2003 to report, pursuant to Item 5, our financial results for the second quarter ended June 30, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VIROPHARMA INCORPORATED

Date: November 12, 2003	By:	/s/ Michel de Rosen
Michel de Rosen
President, Chief Executive Officer and Chairman
of the Board of Directors
(Principal Executive Officer)

	By:	/s/ Vincent J. Milano
Vincent J. Milano
Vice President, Chief Financial Officer and
Treasurer
(Principal Financial and Accounting Officer)

Exhibit Index

Exhibit	Description
3.3	Amended and Restated Bylaws of the Company.

10.35*	License Agreement dated August 8, 2003 by and between GlaxoSmithKline and ViroPharma Incorporated.

31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Portions of this exhibit were omitted and filed separately with the Secretary of the Commission pursuant to an application for confidential treatment filed with the Commission pursuant to Rule 406 under the Securities Act of 1933, as amended.