Form 10-Q
period 2004-03-31
VIROPHARMA INC
filed 2004-05-05
CIK 946840

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

or

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

Number of shares outstanding of the issuer’s Common Stock, par value $.002 per share, as of April 30, 2004: 26,583,720 shares.

VIROPHARMA INCORPORATED

INDEX

Page
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements:

Consolidated Balance Sheets at December 31, 2003 and March 31, 2004	3

Consolidated Statements of Operations for the three months ended March 31, 2003 and 2004 and the period from December 5, 1994 (Inception) to March 31, 2004	4

Consolidated Statements of Cash Flows for the three months ended March 31, 2003 and 2004 and the period from December 5, 1994 (Inception) to March 31, 2004	5

Notes to Consolidated Financial Statements	6

Important Information About Forward-Looking Statements	10

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

Item 3. Quantitative and Qualitative Disclosures About Market Risk	20

Item 4. Controls and Procedures	21

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	22

Item 6. Exhibits and Reports on Form 8-K	22

Signatures	23

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ViroPharma Incorporated

(A Development Stage Company)

Consolidated Balance Sheets

(unaudited)

December 31, 2003 and March 31, 2004

	December 31, 2003	March 31, 2004
Assets
Current assets:
Cash and cash equivalents	$12,969,261	$8,243,565
Short-term investments	108,179,330	100,438,221
Assets available for sale	—	1,039,877
Notes receivable from officers	88,743	66,557
Due from partners	—	220,000
Other current assets	2,392,037	2,134,282

Total current assets	123,629,371	112,142,502
Equipment and leasehold improvements, net	7,212,493	891,677
Debt issue costs, net	1,908,860	1,842,370
Other assets	94,458	94,458

Total assets	$132,845,182	114,971,007

Liabilities and Stockholders’ deficit
Current liabilities:
Loans payable	$8,334	$—
Accounts payable	649,561	818,424
Accrued expenses and other current liabilities	6,800,484	6,606,737
Deferred revenue - current	3,074,245	1,865,006

Total current liabilities	10,532,624	9,290,167
Convertible subordinated notes	127,900,000	127,900,000
Deferred revenue - noncurrent	1,127,273	986,364
Other liabilities	794,580	724,515

Total liabilities	140,354,477	138,901,046

Commitments and Contingencies
Stockholders’ deficit:
Preferred stock, par value $.001 per share. 5,000,000 shares authorized; Series A convertible participating preferred stock; no shares issued and outstanding	—	—
Series A junior participating preferred stock; 200,000 shares designated; no shares issued and outstanding	—	—
Common stock, par value $.002 per share. 100,000,000 shares authorized; issued and outstanding 26,462,738 at December 31, 2003 and 26,530,924 at March 31, 2004	52,925	53,062
Additional paid-in capital	250,320,035	250,377,902
Deferred compensation	(209,654)	(142,025)
Accumulated other comprehensive loss	(101,343)	(31,707)
Deficit accumulated during the development stage	(257,571,258)	(274,187,271)

Total stockholders’ deficit	(7,509,295)	(23,930,039)

Total liabilities and stockholders’ deficit	$132,845,182	$114,971,007

See accompanying notes to consolidated financial statements.

ViroPharma Incorporated

(A Development Stage Company)

Consolidated Statements of Operations

(unaudited)

Three months ended March 31, 2003 and 2004

and the period from December 5, 1994 (Inception) to March 31, 2004

	Three months ended March 31,		Period from December 5, 1994 (Inception) to March 31, 2004
	2003	2004
Revenues:
License fee and milestone revenue	$168,309	$1,346,388	$17,148,629
Grant revenue	—	156,957	1,094,714
Other revenue	34,000	233,964	554,489

Total revenues	202,309	1,737,309	18,797,832

Continuing operating expenses incurred in the development stage:
Research and development	6,084,911	8,365,400	222,599,425
Acquisition of technology rights	—	—	20,000,000
Marketing	—	—	23,360,873
General and administrative	1,928,952	8,244,759	56,547,058

Total operating expenses	8,013,863	16,610,159	322,507,356

Gain on repurchase of debt, net	2,805,337	—	31,527,142
Interest income	306,050	329,768	35,149,938
Interest expense	2,146,636	2,072,931	43,495,390

Loss from continuing operations	(6,846,803)	(16,616,013)	(280,527,834)

Discontinued operations:
Income from discontinued sales operations	—	—	6,340,563

Net loss	$(6,846,803)	$(16,616,013)	$(274,187,271)

Basic and diluted loss per share from continuing operations	$(0.27)	$(0.63)

Basic and diluted net loss per share	$(0.27)	$(0.63)

Shares used in computing basic and diluted loss per share amounts	25,726,726	26,423,948

See accompanying notes to consolidated financial statements.

ViroPharma Incorporated

(A Development Stage Company)

Consolidated Statements of Cash Flows

(unaudited)

Three months ended March 31, 2003 and 2004 and the

period from December 5, 1994 (Inception) to March 31, 2004

	Three months ended March 31,		Period from December 5, 1994 (Inception) to March 31, 2004
	2003	2004
Cash flows from operating activities:
Net loss	$(6,846,803)	$(16,616,013)	$(274,187,271)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash gain on sale of sales force	—	—	(15,410,000)
Non-cash gain on reduction of convertible subordinated notes	(2,875,000)	—	(32,449,373)
Non-cash settlement of interest payable related to note reduction	—	—	23,501
Write-off of deferred financing costs on reduction of notes	69,663	—	922,231
Non-cash charge for lease costs	—	—	1,650,000
Non-cash acquisition of technology rights	—	—	16,500,000
Non-cash compensation expense	22,555	67,629	2,235,272
Non-cash warrant value	—	—	153,751
Non-cash consulting expense	—	—	46,975
Non-cash interest expense	155,291	66,490	2,960,816
Non-cash asset impairment from restructuring	—	5,168,999	6,686,171
Depreciation and amortization expense	713,725	126,260	8,245,376
Changes in assets and liabilities:
Notes receivable from officers	21,185	22,186	(66,557)
Due from partners	(88)	(220,000)	(220,000)
Other current assets	304,154	257,755	(2,134,282)
Other assets	48,558	—	(94,458)
Accounts payable	(440,485)	168,863	818,424
Accrued expenses and other current liabilities	(2,837,804)	(193,747)	15,751,317
Deferred revenue	(168,309)	(1,350,148)	2,851,370
Other liabilities	—	(70,065)	9,929,935

Net cash used in operating activities	(11,833,182)	(12,571,791)	(255,786,802)

Cash flows from investing activities:
Purchase of equipment and leasehold improvements	$(285,529)	$(14,320)	$(17,059,638)
Proceeds from sale equipment	—	—	196,537
Purchases of short-term investments	(33,801,065)	(37,225,387)	(1,203,390,110)
Sales of short-term investments	—	—	9,680,414
Maturities of short-term investments	44,086,895	45,036,132	1,093,239,767

Net cash provided by (used in) investing activities	10,000,301	7,796,425	(117,333,030)

Cash flows from financing activities:
Net proceeds from issuance of preferred stock	$—	$—	$27,242,143
Net proceeds from issuance of common stock	—	58,004	198,956,964
Preferred stock cash dividends	—	—	(1,254,294)
Proceeds from loans payable and milestone advance	—	—	2,100,000
Payment of loans payable	(41,622)	(8,334)	(2,100,000)
Repurchase of convertible subordinated notes	(2,125,000)	—	(18,500,125)
Proceeds received on notes receivable	—	—	1,625
Gross proceeds from notes payable	—	—	180,692,500
Issuance costs on notes payable	—	—	(5,725,416)
Payment of notes payable	—	—	(50,000)

Net cash (used in) provided by financing activities	(2,166,622)	49,670	381,363,397

Net (decrease) increase in cash and cash equivalents	(3,999,503)	(4,725,696)	8,243,565
Cash and cash equivalents at beginning of period	15,987,056	12,969,261	—

Cash and cash equivalents at end of period	$11,987,553	$8,243,565	$8,243,565

Supplemental disclosure of non-cash transactions:
Conversion of Note Payable to Series A and Series B Preferred Stock	—	—	642,500
Conversion of mandatorily redeemable convertible preferred stock to common shares	—	—	16,264,199
Notes issued for 828,750 common shares	—	—	1,625
Deferred compensation	—	—	2,222,158
Forfeiture of restricted stock	—	—	126,511
Accretion of redemption value attributable to mandatorily redeemable converted common stock	—	—	1,616,445
Conversion of milestone advance to loan payable	—	—	1,000,000
Unrealized gains (losses) on available for sale securities	333,252	69,636	(31,707)
Issuance of common stock in note reduction	—	—	1,150,502
Issuance of common stock to Aventis Pharmaceuticals Inc.	—	—	4,590,000
Settlement of milestone advances to Aventis Pharmaceuticals Inc.	—	—	20,000,000

Supplemental disclosure of cash flow information:
Cash paid for interest	4,047,000	3,837,000	39,418,443

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

The Company is devoting substantial effort towards conducting drug development, conducting clinical trials, pursuing business development opportunities, pursuing regulatory approval for products under development, and raising capital. The Company has earned no significant revenue or product sales and has not achieved profitable operations or positive cash flow from operations. The Company’s deficit accumulated during the development stage aggregates $274.2 million through March 31, 2004. There is no assurance that profitable operations can ever be achieved, and even if achieved, could be sustained on a continuing basis. Effective on August 31, 2002, the Company discontinued its sales force operations related to two products owned by Aventis Pharmaceuticals Inc. (“Aventis”) and all related sales administration activities.

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

Basis of Presentation

The consolidated financial information at March 31, 2004, and for the three months ended March 31, 2003 and 2004, is unaudited but includes all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary to state fairly the consolidated financial information set forth therein in accordance with accounting principles generally accepted in the United States of America. The interim results are not necessarily indicative of results to be expected for the full fiscal year. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2003 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission.

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

(2) Comprehensive Income (Loss)

In the Company’s annual consolidated financial statements, comprehensive income (loss) is presented as a separate financial statement. For interim consolidated financial statements, the Company is permitted to disclose the information in the footnotes to the consolidated financial statements. The disclosures are required for comparative purposes. The only comprehensive income (loss) item the Company has is unrealized gains and losses on available for sale securities. The following reconciles net income (loss) to comprehensive income (loss) for the three months ended March 31, 2003 and 2004:

	Three month period ended March 31,
	2003	2004
Net income (loss)	$(6,846,803)	$(16,616,013)
Other comprehensive income (loss):
Unrealized gains (losses) on
available for sale securities	333,252	69,636

Comprehensive income (loss)	$(6,513,551)	$(16,546,377)

ViroPharma Incorporated

(A Development Stage Company)

Notes to Consolidated Financial Statements

(3) Convertible Subordinated Notes

In order to improve the Company’s capital structure, the Company is currently working to restructure its existing outstanding convertible subordinated notes. In March 2004, the Company filed a registration statement with the Securities and Exchange Commission relating to a proposed exchange offer involving holders of its currently outstanding 6% Convertible Subordinated Notes due March 2007. In the proposed exchange offer, ViroPharma would offer up to $99,122,500 aggregate principal amount of new 6% Convertible Senior Plus Cash NotesSM due 2009 for up to all of the $127,900,000 aggregate principal amount of its currently outstanding 6% Convertible Subordinated Notes. In addition, the Company also filed a registration statement in connection with its offer to the public of an additional $25,000,000 of the new 6% Convertible Senior Plus Cash NotesSM due 2009 for cash. These transactions, if consummated, are expected to close in mid-2004. The actual terms and amounts related to these transactions may differ from those described above.

During the three months ended March 31, 2003, the Company recognized a $2.8 million gain, after the write-off of $0.1 million of deferred financing costs, related to the purchase of $5.0 million of principal amount of these notes. The gain is classified as gain on repurchase of debt, net, and there were no comparable reductions in the Company’s outstanding convertible debt during the quarter ended March 31, 2004. Through March 31, 2004, the Company has reduced its outstanding convertible debt by $52.1 million of principal amount. As a result of these purchases, the Company has reduced its annual interest expense by approximately $3.0 million.

(4) Stock Compensation

The Company accounts for its stock option plans in accordance with the provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations. As such, compensation cost is measured on the date of grant for fixed options as the excess of the current market price of the underlying stock over the exercise price. Such compensation amounts are amortized over the respective vesting periods of the option grant. Any charge to operations for variable options with performance criteria is affected each reporting period by changes in the fair value of the Company’s common stock. The Company adopted the disclosure provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” which permits entities to provide pro forma net income (loss) and pro forma earnings (loss) per share disclosures for employee stock option grants as if the fair-value based method defined in SFAS No. 123 had been applied. In addition, the Company adopted the revised disclosure requirements under SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure, an amendment of FASB Statement No. 123.”

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

ViroPharma Incorporated

(A Development Stage Company)

Notes to Consolidated Financial Statements

The Company applies APB Opinion No. 25 in accounting for its stock options granted to employees and directors. Had the Company determined compensation cost for options granted to employees and directors based on the fair value at the grant date under SFAS No. 123, the Company’s net loss and net loss per share would have been increased to the pro forma amounts under SFAS No. 123 indicated below:

	For the three months ended March 31,
	2003	2004
Net income (loss):
As reported	$(6,846,803)	$(16,616,013)
Add: stock-based employee compensation expense included in net income (loss)	—	—
Deduct: total stock-based employee compensation expense determined under the fair value-based method for all employee and director awards	(2,074,197)	(600,492)

Pro forma under SFAS No. 123	$(8,921,000)	$(17,216,505)

Net income (loss) per share:
Basic and diluted:
As reported	$(0.27)	$(0.63)

Pro forma under SFAS No. 123	$(0.35)	$(0.65)

(5) Restructuring

In January 2004, the Company announced that it had restructured its organization to focus its resources on the advancement and development of later stage products. In mid-2004, at the completion of certain activities required in connection with the restructuring, the Company will have reduced its workforce by 70% from December 2003 levels. This reduction is the result of the Company discontinuing its early stage activities, including discovery research and most internal preclinical activities, and reductions in clinical development and general and administrative personnel. During the first quarter of 2004, the Company included approximately $9.3 million of severance and asset impairment costs related to this restructuring in its net loss from continuing operations. The following table reflects the charge recorded, payments made, and liability remaining at March 31, 2004 (in thousands):

	Research & Development	G&A	Total
Restructuring charges:
Severance	$3,395	$703	$4,098
Asset impairments	—	5,169	5,169

Total	$3,395	$5,872	$9,267

Restructuring activity through March 31, 2004:
Severance payments			$(1,420)
Asset impairments recorded to accumulated depreciation			(5,169)

Total			$(6,589)

Accrual as of March 31, 2004			$2,678

As of March 31, 2004, the restructuring accrual consists of remaining severance payments. The balance of these obligations will be paid by the third quarter of 2004.

(6) Lease Costs

        In the third quarter of 2003, the Company recognized a non-cash charge of approximately $1.7 million in its general and administrative expenses for an operating lease that it determined to no longer have economic benefit to the Company. The charge was an estimate of the present value of the loss the Company would incur over the remaining 14 years of the lease, net of assumed sublease income. As of March 31, 2004, the Company had $1.3 million of its liability related to this charge remaining on its consolidated balance sheet.

ViroPharma Incorporated

(A Development Stage Company)

Notes to Consolidated Financial Statements

Following the Company’s restructuring in January 2004, it further reduced its space requirements and will record an appropriate charge consistent with Statement of Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (SFAS 146), as necessary, at the cease-use date for the facility it currently occupies. The Company may also revise the estimated liability recorded in 2003 related to office space that it previously believed it would not occupy. The Company may record these amounts in the second or third quarter of 2004. The Company is currently seeking to sublease all planned unused space to third parties. The Company cannot be certain that it will be able to sublease its planned unused space on favorable terms or at all.

(7) Litigation

In March and May 2002, the Company and certain of its directors were named as defendants in purported class actions filed in the United States District Court for the Eastern District of Pennsylvania. In July 2002, these actions were consolidated into a single complaint that also named certain of our officers as defendants. The plaintiffs in these actions have alleged that certain statements by the Company about Picovir ® were misleading. A judgment against the Company could materially exceed the coverage which may be available under the Company’s directors’ and officers’ liability insurance. The Company filed a motion to dismiss this action in August 2002. In April 2003, the court granted in part and denied in part the Company’s motion to dismiss the consolidated complaint. The Company is vigorously defending itself against this action and believes it has meritorious defenses against these claims.

In March 2004, the Company entered into an agreement in principle with plaintiffs’ counsel to settle this litigation pursuant to which the Company’s insurance carriers assumed the obligation to pay the settlement amount from the Company’s insurance coverage. The settlement will therefore not result in the payment of any funds by the Company. However, the proposed settlement is subject to the approval of the court. If the proposed settlement is not approved by the court, then the range of possible resolutions of these proceedings could include judgments against the Company or its directors or officers or settlements that could require substantial payments by the Company, which could have a material adverse impact on its financial position, results of operations and cash flows. To date no liability related to this matter has been reflected in the Company’s consolidated balance sheet as the proposed settlement is within the limits of the Company’s insurance coverage and will be paid directly by the Company’s insurers. These proceedings might require substantial attention of the Company’s management team and therefore divert time and attention from the Company’s business and operations.

IMPORTANT INFORMATION ABOUT FORWARD-LOOKING STATEMENTS

Our disclosure and analysis in this report contains some forward-looking statements. Forward-looking statements give our current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current facts. They use words such as “anticipate”, “estimate”, “expect”, “project”, “intend”, “plan”, “believe” and other words and terms of similar meaning in connection with any discussion of future operating or financial performance. These forward-looking statements include the statements in this report on Form 10-Q about:

•	our plans to focus on later stage opportunities in order to accelerate our path toward becoming a profitable pharmaceutical company by generating revenues, and achieve profitability, sooner;
•	our plans to build franchises in narrowly focused prescribing groups such as transplant, hepatology and gastroenterology;
•	our plans to expand these franchises with the acquisition of additional products;
•	the schedule for anticipated near term events in our CMV, HCV and intranasal pleconaril programs;
•	our plan to exchange our outstanding 6% convertible subordinated notes due 2007 for new 6% Convertible Senior Plus CashSM Notes due 2009, and to offer to the public an additional $25 million of the new Convertible Senior Plus CashSM Notes;
•	our estimate of future direct and indirect expenses for 2004;
•	our plans to move into a new facility in the second or third quarter of 2004 and to sublease all unused office space; and
•	our expectation that our available cash, cash equivalents and short term investments at March 31, 2004 will be sufficient to fund our planned business operations and debt service requirements through at least the end of 2006.

Our actual results could differ materially from those results expressed in, or implied by, these forward-looking statements. There can be no assurance that:

•	our plans to focus on later stage opportunities in order to accelerate our path toward becoming a profitable pharmaceutical company by generating revenues, and achieve profitability, sooner will be successful, or that we will ever be able to generate revenues from product sales and become a profitable pharmaceutical company;
•	we will be successful in building franchises in narrowly focused prescribing groups such as transplant, hepatology and gastroenterology;
•	we will be able to expand these franchises with the acquisition of additional products;
•	we will, or will be able to, achieve the development milestones for our CMV, HCV and intranasal pleconaril programs during the timeframes described in this report, or at all;
•	our actual direct and indirect expenses will be within the ranges that we estimate;
•	we will be able to move into a new facility in the timeframe that we expect, or at all, or that we will be able to sublease all unused office space; or
•	the exchange offer for our outstanding convertible notes and the new money offer will be consummated.

We will face intense competition in acquiring products to expand our product portfolio. Many of the companies and institutions that we will compete with in acquiring products to expand our product portfolio have substantially greater capital resources, research and development staffs and facilities than we have, and substantially greater experience in conducting business development activities. We may not have sufficient resources to execute our plans, and our actual expenses over the period described in this report may vary depending on a variety of factors, including: the cost of acquiring new product opportunities as a result of business development efforts; the actual cost of conducting clinical trials; the outcome of clinical trials in our CMV, HCV and intranasal pleconaril programs, and our resulting right to receive or obligation to pay milestone payments under collaborations relating to those programs; and the costs associated with ongoing litigation.

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

Our outstanding convertible subordinated notes may make it more difficult for us to raise additional financing, even if we are successful in restructuring these notes in the manner described in this report. Moreover, if we do consummate the exchange offer and issue new 6% Convertible Senior Plus Cash NotesSM due 2009, the new Senior Plus Cash NotesSM may not be converted, and if such notes are converted, a significant number of shares of our Common Stock would be issued. We may not be able to service our debt obligation.

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

You should read this report on Form 10-Q in combination with the Management’s Discussion and Analysis of Financial Condition and Results of Operations, the description of our business and the discussion of our risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2003 and in our most recently filed registration statement on Forms S-3 and S-4.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Background

We are a development stage pharmaceutical company focused on the development and commercialization of products that address serious diseases treated by physician specialists and in hospital settings. Since commencing operations in December 1994, we have devoted substantially all of our resources to our product development programs, debt service, business development, sales and marketing activities and our former early stage research activities. We have generated no revenues from sales of our own products and have been dependent upon funding primarily from equity and debt financing. We have not been profitable from product sales since inception and have incurred a cumulative net loss of $274.2 million through March 31, 2004. Losses have resulted principally from costs incurred in research and development activities, write-off of acquired technology rights, general and administrative expenses, debt service and sales and marketing expenses. We expect to incur additional operating and net losses over the next several years.

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

We intend to build franchises within narrowly focused prescribing groups. Initially we will focus on the transplant, hepatology and gastroenterology areas, using our two core clinical programs in cytomegalovirus (CMV) infections related to hematopoietic stem cell (bone marrow) transplantation, and hepatitis C (HCV), as foundations for that effort. To build these franchises we intend to:

•	focus on the development of our two current core clinical programs; and
•	expand our product portfolio.

To expand our product portfolio, we plan to seek products for diseases treated by physician specialists and in hospital settings to complement the markets that we hope our CMV and HCV programs will serve. We are aggressively pursuing in-licensing agreements for products in a late stage of clinical development and products that are currently on the market but are under-promoted or not currently promoted.

Strategic Risks and Uncertainties

We may not be successful in implementing our strategic direction. There are a variety of risks and uncertainties that we face in executing this strategy. For example, we will face intense competition in acquiring products to expand our product portfolio. Many of the companies and institutions that we will compete with in acquiring products to expand our product portfolio have substantially greater capital resources, research and development staffs and facilities than we have, and substantially greater experience in conducting business development activities.

We expect the cash, cash equivalents and short-term investments available at March 31, 2004 will be sufficient to fund our current and planned activities that are intended to implement our strategic direction, and debt service requirements, until at least the end of 2006. However, the results of our business development efforts could cause our actual results to significantly deviate from this estimate. We may need additional financing in order to acquire new products in connection with our plans as described in this report. We are currently working to restructure our outstanding convertible subordinated notes. Even if we are successful in such restructuring, our outstanding convertible notes may make it more difficult for us to raise additional financing. We may not have sufficient resources to execute our plans, and our actual expenses over the period described in this report may vary depending on a variety of factors, including:

•	the cost of acquiring new product opportunities as a result of our business development efforts;

•	the actual cost of conducting clinical trials;

•	the outcome of clinical trials in our CMV and HCV programs;

•	the outcome of clinical trials in our intranasal pleconaril program;

•	our resulting right to receive or obligation to pay milestone payments under agreements relating to our CMV, HCV and common cold programs;

•	the outcome of our current efforts to restructure our outstanding 6% convertible subordinated notes due 2007; and

•	the costs associated with ongoing litigation.

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

Recent Developments

Restructuring

In January 2004, we announced that we began to implement our strategic decision to focus on later stage opportunities. As part of this process, we substantially discontinued our early stage activities, including discovery research and most internal preclinical development activities. We also made reductions in clinical development and general and administrative personnel. We are completing certain discrete efforts related to our early stage programs in order to finalize the transition. Upon completion of these restructuring activities in mid-2004, we will have reduced our workforce by approximately 70% overall from December 31, 2003 levels. Included in the operating expenses for the quarter ended March 31, 2004 is approximately $9.3 million of costs related to this restructuring, including employee severance and asset impairment costs. Our discontinuation of our early stage activities requires us to wind down our biodefense program in the coming months as part of the transition. We also ceased efforts to develop pleconaril for the treatment of serious or life-threatening diseases as part of this restructuring.

Research and Development programs

We have two core clinical development programs: (1) CMV infections related to hematopoietic stem cell (bone marrow) transplantation, and (2) HCV. These programs are within the transplant, hepatology and gastroenterology areas and are at the center of our strategic focus. The following chart generally describes our core clinical development programs:

Core Program / Disease Indication	Product Candidate	Development Status	ViroPharma Commercialization Rights
CMV	Maribavir	Phase 1	Worldwide, other than Japan
HCV	HCV-086	Phase 1	Co-promotion rights in the United States and Canada with Wyeth
HCV	Follow On	Preclinical	Co-promotion rights in the United States and Canada with Wyeth

CMV program – In the quarter ended March 31, 2004, we initiated two phase 1 clinical trials with maribivir to evaluate possible drug interactions and renal impairment, respectively. If the data from these phase 1 studies are supportive, we intend to initiate a dose-ranging phase 2 clinical trial with maribavir for the prevention of CMV infections in allogeneic stem cell transplant patients in mid-2004. We expect to have the results of our phase 2 clinical trials in early 2005. If the data from these studies are supportive, we plan to begin phase 3 clinical trials in late 2005.

HCV program – In the quarter ended March 31, 2004, we and Wyeth initiated a phase 1 clinical trial in healthy subjects with HCV-086. We plan on initiating a phase 1b dose ranging clinical trial in hepatitis C infected patients in the second quarter of 2004, with the target being continued safety data and antiviral activity data. We expect to have the results of the phase 1b trial in the fourth quarter of 2004. If the data from these studies are supportive, we plan to begin phase 2 clinical trials with HCV-086 in early 2005.

We also have non-core research and development programs that we have either discontinued or are attempting to outlicense. The following chart sets forth our non-core research and development programs that contributed to our financial results set forth in this report, and their status:

Non-Core Program / Disease Indication	Product Candidate	Status
Common Cold	Pleconaril -Intranasal formulation	Proof of concept studies /subject to an option granted to Schering Corporation
Common Cold	Pleconaril - Oral formulation	Inactive
CEMA	Pleconaril - Oral formulation	Inactive
Discovery Research	Various	Inactive

Common Cold program – In the quarter ended March 31, 2004, we were conducting a series of clinical studies for our common cold program that were designed to evaluate the antiviral activity, safety and other performance characteristics of the new intranasal pleconaril formulation. We expect final results from these studies to be available in mid-2004. Upon receipt and review of the data, Schering Corporation (Schering) will determine whether it will exercise its option to enter into a full license agreement with us under which Schering would assume responsibility for all future development and commercialization of intranasal pleconaril in the United States and Canada.

Contractual agreements

In November 2003, we entered into an agreement granting Schering an option to license our intranasal formulation of the antiviral compound pleconaril for the treatment of the common cold in the United States and Canada. Schering paid us an upfront option fee of $3 million, and we are conducting a series of clinical studies to evaluate the antiviral activity, safety and other performance characteristics of the new intranasal pleconaril formulation. After assessing the product’s performance in the characterization studies, Schering has the option to enter into a full license agreement with us under which Schering would assume responsibility for all future development and commercialization of intranasal pleconaril in the United States and Canada. If Schering chooses to exercise its option, we expect to receive an initial license fee of $10 million and Schering will purchase our existing inventory of bulk drug substance for an additional pre-determined fee. We would also be eligible to receive additional milestone payments upon achievement of certain targeted events as well as royalties on Schering’s sales of intranasal pleconaril in the licensed territory. There is no assurance that Schering will exercise its option to continue with the development and commercialization of an intranasal formulation of pleconaril. Schering’s failure to exercise this option may cause us to abandon development work on this indication.

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

In August 2003, we announced the acquisition of worldwide rights (excluding Japan) from GlaxoSmithKline to an antiviral compound (maribavir, or VP 41263) that is an inhibitor of cytomegalovirus (CMV). Maribavir is a benzimidazole compound that was originally intended as a treatment for CMV retinitis, and phase 1 data from studies previously conducted by GlaxoSmithKline demonstrated antiviral effect and a favorable safety profile. Under the terms of the agreement, we have exclusive worldwide rights (excluding Japan) to develop and commercialize maribavir for the prevention and treatment of cytomegalovirus infections related to transplant (including solid organ and hematopoietic stem cell transplantation), congenital transmission, and in patients with HIV infection. We plan to focus initially on patients who have undergone allogeneic stem cell (e.g., bone marrow) transplantation. We paid GlaxoSmithKline a $3.5 million licensing fee upon entering into the agreement and may pay additional milestones based upon the successful outcome of certain clinical development and regulatory events. We also may pay royalties to GlaxoSmithKline and its licensor on product sales, if any, in the United States and the rest of the world (excluding Japan). This product candidate currently is in phase 1 clinical studies, and we expect to initiate a phase 2 clinical trial in the second quarter of 2004. The $3.5 million up-front licensing fee was recorded as an acquisition of technology rights expense during 2003, as the underlying technology has not reached technological feasibility and has no alternative uses.

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

Liquidity

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

Overall Cash Flows

Through March 31, 2004, we have used approximately $255.8 million of cash in operating activities. We invest our cash in short-term investments. Through March 31, 2004, we have used approximately $117.3 million in investing activities, including $100.4 million in short-term investments and $16.9 million in equipment purchases and new construction. Through March 31, 2004, we have financed our operations primarily through private and public offerings of common stock, a convertible subordinated notes offering, private placements of redeemable preferred stock, two bank loans and equipment lease lines totaling approximately $381.4 million, net of approximately $18.5 million used to repurchase $50.1 million in principal amount of our 6% convertible subordinated notes due 2007, and 473,054 shares of our common stock issued in exchange for the surrender of $2.0 million in principal amount of such notes.

During the three months ended March 31, 2004, we used approximately $12.6 million of cash in operating activities. We invest our cash in short-term investments. For the three months ended March 31, 2004, cash provided by investing activities was approximately $7.8 million, primarily from short-term investments. For the three months ended March 31, 2004, we have received approximately $0.1 million of cash in financing activities, which primarily relates to $0.1 million in cash received from employees exercising stock options. At March 31, 2004 we had cash, cash equivalents and short-term investments aggregating approximately $108.7 million. Also, at March 31, 2004 the annualized weighted average nominal interest rate on our short-term investments was approximately 0.97%.

Operating Cash Outflows

The cash flows we have used in operations historically have been applied to research and development activities, marketing and business development efforts, general and administrative expenses, and servicing our debt. The process of bringing drugs from the preclinical research and development stage through phase 1, phase 2, and phase 3 clinical trials and FDA approval is a time consuming and expensive process. Because our product candidates are currently in the preclinical and clinical stages of development, there are a variety of events that could occur during the development process that will dictate the course we must take with our drug development efforts and the cost of these efforts. As a result, we cannot reasonably estimate the costs that we will incur through the commercialization of any product candidate. Nonetheless, we expect that the most significant uses of our near-term operating cash outflows are as described below.

For each of our research and development programs, we incur both direct and indirect expenses. Direct expenses include third party costs related to these programs such as contract research, consulting, cost sharing payments or receipts, and preclinical and clinical development costs. Indirect expenses include personnel, facility, and other overhead costs.

Direct expenses - Core Development Programs

CMV program – From the date we inlicensed maribavir through March 31, 2004, we have incurred $3.9 million of direct costs in connection with this program, including the acquisition fee of $3.5 million paid to GSK for the rights to maribavir.

During 2004, we expect to spend between $6.0 million and $9.0 million in direct expenses for research and development activities for the development of maribavir. These activities include phase 1 studies with maribavir, initiated in January 2004, and a phase 2 study that we expect to initiate during the second quarter of 2004. The results of these studies will significantly impact the timing and the amount of expenses, including potential milestone payments to GSK, that we will incur related to this program in future years. In addition, discussions with the FDA regarding these future studies may impact the timing, nature and cost of future planned studies. We are solely responsible for the cost of developing our CMV product candidate.

Should we achieve certain product development events, we are obligated to make certain milestone payments to GlaxoSmithKline, the licensor of maribavir.

HCV program – From the date that we commenced predevelopment activities for compounds in this program that are currently active through March 31, 2004, we have incurred $0.3 million in direct expenses for the predevelopment and development activities relating to such compounds. These costs are net of contractual cost sharing arrangements between Wyeth and us. Wyeth pays a substantial portion of the collaboration’s predevelopment and development expenses.

During 2004 we expect to spend between $1.0 million and $3.0 million in direct expenses for predevelopment and development activities. The planned activities include a phase 1 clinical trial for our lead product candidate, initiated in February 2004, a phase 1b clinical trial and other predevelopment activities. The results of the planned studies, along with other predevelopment activities performed during the year, will significantly impact the timing and amount of expenses we will incur related to this program in future years.

Should we achieve certain product development events, Wyeth is required to pay us certain cash milestones and to purchase, in cash, our common stock pursuant to terms of our collaboration agreement. Based on the activities planned by Wyeth and us, there is the potential to achieve these milestones in 2004 or 2005. However, there can be no assurances that we will be successful in achieving these milestones during this timeframe, or at all.

Direct Expenses - Non-Core Development Programs (Active)

Common Cold – From the date that we commenced predevelopment activities for the intranasal formulation of pleconaril through March 31, 2004, we have incurred $1.7 million in direct expenses.

During 2004, we expect to spend between $1.0 million and $2.0 million on direct expenses in connection with predevelopment activities of this program. In the fourth quarter of 2003, we received $3 million under our option agreement with Schering which we are using to fund these activities. We do not expect the costs of the studies to exceed the payment made by Schering during 2003. In addition, we can bill Schering for specific activities approved by them under the agreement.

In mid-2004 we expect to conclude our intranasal studies. At that time, Schering has the option to enter into a license agreement with us for the development and commercialization of the intranasal formulation of pleconaril. Should Schering choose to enter into a license agreement with us, Schering will be solely responsible for the future development and commercialization of pleconaril, and we could receive an upfront payment of $10 million in 2004, as well as an additional pre-determined fee for our existing inventory of bulk drug substance. In addition, should Schering be successful in commercializing the intranasal formulation of pleconaril, we would receive royalties and milestones related to future product sales, if any.

Indirect development expenses

During the first quarter of 2004, we incurred restructuring costs of approximately $3.4 million that are related to our development and discovery operations (see “Restructuring and transition activities” below). In addition, we spent $1.2 million on our discovery operations during the first quarter of 2004. We do not expect to incur additional material costs related to our former discovery operations in 2004.

During 2004, we expect to spend between $5.5 million and $7.5 million in indirect expenses in connection our predevelopment and development programs.

Business development activities

Through March 31, 2004, we have not incurred material costs in connection with the business development activities other than the acquisition fee of $3.5 million paid to GSK for the rights to maribavir (VP 41263).

During 2004, we intend to seek new opportunities to expand our pipeline. The costs associated with acquiring any particular product candidate can vary substantially based upon market size of the product, the commercial effort required for the product, the product’s current stage of development, and actual and potential generic and non-generic competition for the product, among other factors. Due to the variability of the cost of acquiring a product candidate, it is not feasible to predict what our actual acquisition costs would be, however, the costs could be substantial.

General and administrative activities

During the quarter ended March 31, 2004, we have incurred restructuring costs of approximately $5.9 million that are related to our general and administrative activities (see “Restructuring and transition activities” below).

We expect to spend between $7.0 and $9.0 million on general and administrative activities in 2004 on activities not related to the restructuring of the company. This includes costs related to unused office space that we are actively looking to sub-lease.

Restructuring and transition activities

During the first quarter of 2004, we incurred approximately $9.3 million in costs related to our January 2004 restructuring. Of these costs, $4.1 million relates to severance payments that have been or will be paid in 2004 and $5.2 million relates to asset impairments. We may revise lease liabilities related to our office space needs at our expected cease use date of the facilities during the second or third quarter of 2004. In addition, we expect to have transition related costs between $1.0 million and $1.5 million during 2004, most of which is compensation related expenses.

Debt service requirements

Annual interest payments on our outstanding $127.9 million 6% convertible subordinated notes due 2007 total $7.7 million. Should we complete both our anticipated exchange and our offer of the new Plus Cash Notes, our annual interest payments will decrease slightly from their current levels.

Operating Cash Inflows

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

Contractual Obligations

Future contractual obligations and commercial commitments at March 31, 2004, are as follows:

	Payments due by period (in millions)
Contractual Obligations	Total	Less than 1 year	2-3 years	4-5 years	More than 5 years
Long-term debt	$127.9	$0.0	$127.9	$0.0	$0.0
Capital lease obligations	0.0	0.0	0.0	0.0	0.0
Operating leases	14.5	1.8	3.5	3.9	5.3
Purchase obligations	0.0	0.0	0.0	0.0	0.0
Other long-term liabilities reflected on the registrant’s balance sheet under GAAP	0.0	0.0	0.0	0.0	0.0

Total	$143.5	$1.8	$131.3	$3.5	$6.9

We lease an aggregate of 119,000 square feet in two facilities for our corporate and development activities under operating leases expiring in 2008 and 2017, respectively. We also have the right, under certain circumstances, to purchase the facility leased through 2008. During the third quarter of 2003, we determined that we would not utilize 30,000 square feet of this aggregate leased space and we recognized a non-cash charge of approximately $1.7 million in our general and administrative expenses relating to this space. Following our restructuring in January 2004, we further reduced our space requirements and will record an appropriate charge consistent with Statement of Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (SFAS 146) as necessary, at the cease-use date for the facility we currently occupy. We may also revise the estimated liability recorded in 2003 related to office space that we previously believed we would not occupy. We currently expect to move into a portion of this space in the second or third quarter of 2004. We expect to record these amounts in the second or third quarter of 2004. We are currently seeking to sublease all planned unused space to third parties. We cannot be certain that we will be able to sublease our planned unused space on favorable terms or at all.

Capital Resources

As a result of our restructuring in January 2004, particularly the discontinuation of our early stage activities, we expect our recurring monthly expenses and operating losses in 2004 to be lower than we experienced during 2003, and we expect the cash, cash equivalents and short term investments available at March 31, 2004 will be sufficient to fund our current business operations and debt service requirements until at least the end of 2006. We expect that we will need to raise substantial additional funds to continue our business activities and fund our debt service and other obligations beyond 2006. To obtain this financing, we intend to access the public or private equity or debt markets or enter into additional arrangements with corporate collaborators to whom we may issue equity or debt securities.

Equity financing

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

Additional equity financing, however, may not be available on acceptable terms from any source as a result of, among other factors, our outstanding 6% Convertible Subordinated Notes due March 2007 (even if we are successful in restructuring our outstanding convertible notes as described in this report), our inability to achieve regulatory approval of any of our product candidates, our inability to generate revenue through our existing collaborative agreements, the existence of pending litigation involving allegations of securities fraud, and our inability to file, prosecute, defend and enforce any patent claim and or other intellectual property rights. If sufficient additional financing is not available, we may need to delay, reduce or eliminate current development programs, or reduce or eliminate other aspects of our business.

Additionally, Wyeth is required to purchase our common stock at the time of successful completion of certain product development events pursuant to the terms of our collaboration agreement. However, in the event we are not able to successfully achieve the product development events, this additional financing would not be available to us.

Debt Financing

In order to improve our capital structure, we are currently working to restructure our outstanding 6% Convertible Subordinated Notes due March 2007. In March 2004, we filed a registration statement with the Securities and Exchange Commission relating to a proposed exchange offer involving holders of our currently outstanding notes. In the proposed exchange offer, we would offer up to $99,122,500 aggregate principal amount of our new 6% Convertible Senior Plus Cash NotesSM due 2009 for up to all of the $127,900,000 aggregate principal amount of our currently outstanding 6% Convertible Subordinated Notes. In addition, we also filed a registration statement in connection with our offer to the public of an additional $25,000,000 of the new 6% Convertible Senior Plus Cash NotesSM due 2009 for cash.

If consummated, the exchange offer will extend the maturity of our indebtedness by over two additional years to be more consistent with our current business plan. The new notes would also significantly reduce the conversion price of the notes in order to provide a better opportunity for the notes to convert into shares of our common stock. We expect the additional cash, if any, to provide us with greater resources to execute our business development and operational plans. This restructuring of the notes is expected to involve significant dilution of the ownership of existing stockholders. There can be no assurance that we will be able to restructure these notes on favorable terms or at all, or that we will be successful in the offering of an additional $25 million of the new convertible Senior Plus Cash Notes due 2009.

Through March 31, 2004 we have reduced the principal amount of our existing notes by $52.1 million and the outstanding balance of our existing notes at March 31, 2004 is $127.9 million. We have purchased an aggregate of $50.1 million in principal amount of our convertible subordinated notes for approximately $18.5 million in cash through December 31, 2003. In October and November 2003, we entered into agreements with a third party under which we issued a total of 473,054 shares of our common stock in exchange for the surrender of $2.0 million of face amount of our existing notes held by such third party. We currently have no plan to reduce our outstanding debt other than as is described in the debt financing noted above.

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

Our summary of significant accounting policies is described in Note 2 to our consolidated financial statements included in Item 8 of our most recent Annual Report on Form 10-K. Due to the nature of our business and our stage of development, we do not currently face the many complex or subjective judgments that face companies that are further along in their life cycle that may be necessary in applying accounting policies. However, we consider the following policies and estimates to be the most critical in understanding the more complex judgments that are involved in preparing our consolidated financial statements and the that could impact our results of operations, financial position, and cash flows:

•	Stock Based Employee Compensation - We apply APB Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations (APB 25) in accounting for all stock-based employee compensation. We have elected to adopt only the disclosure provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (SFAS 123), as amended by Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure.” Had we applied SFAS 123 our net loss allocable to common stockholders for the three months ended March 31, 2003 and 2004 would have been increased by approximately $2.1 million, and $0.6 million, respectively.

•	Revenue Recognition - Our revenue from collaborative agreements consists of up-front fees, and milestone payments. We recognize revenues from these agreements consistent with Staff Accounting Bulletin No. 104, “Revenue Recognition” (SAB 104), issued by the Securities and Exchange Commission. Non-refundable upfront fees are deferred and recognized as revenue over the related performance period. We estimate our performance period based on the specific terms of each collaborative agreement, but the actual performance period may vary. We adjust the performance periods based on available facts and circumstances. Contract milestone payments related to the achievement of substantive steps or regulatory events in the development process are recognized as revenues upon the completion of the milestone event or requirement.

•	Restructuring Charges - In 2003 and the quarter ended March 31, 2004, we had costs for which we applied Statement of Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (SFAS 146). These costs related to exiting activities for which there was significant subjectivity and judgment and their impact on our financial condition was material.

•	During 2003, we recorded a $1.7 million charge related to an operating lease for office space which we did not expect to utilize in the foreseeable future. The charge was an estimate of the present value of the loss we would incur over the 14 years remaining on the lease, net of assumed sublease income of $8.4 million beginning in the fourth quarter of 2004. Management used assumptions in calculating this estimate, including operating and maintenance costs, lease payments and sublease income derived from this office space. Should we negotiate higher than expected sublease rental income agreements, reach a settlement with our lessors to be released from our existing obligations, or should our space requirements change, as we expect in the second or third quarter of 2004 as described below, we could realize a favorable benefit to our results of future operations. Should future lease, maintenance or other costs related to these facilities exceed our estimates, we could incur additional expenses in future periods.

•	Following our restructuring in January 2004, we further reduced our space requirements and will record an appropriate charge consistent with SFAS 146, as necessary, at the cease-use date for the facility we currently occupy. We may also have to revise the liability recorded in 2003 related to office space that we previously believed we would not occupy. We currently expect to move into a portion of this space in the second quarter of 2004. We are currently seeking to sublease all planned unused space to third parties. We cannot be certain that we will be able to sublease our planned unused space on favorable terms or at all.

•	During the quarter ended March 31, 2004, we recorded a $4.1 million charge related to severance that has been or will be paid to employees as part of our 2004 restructuring of the company. The costs were accrued consistent with the provisions of SFAS 146 and expect to be substantially paid by the end of the second quarter of 2004.

As we progress in our development and move closer to product approval and commercial operations, we may face additional issues that will require increased levels of management estimation and complex judgments.

Results of Operations

Quarters ended March 31, 2004 and 2003

Overview

For the quarter ended March 31, 2004, we reported a net loss of $16.6 million compared to a net loss of $6.8 million for the same period in 2003. Net loss per share for the quarter ended March 31, 2004 was $0.63 per share, basic and diluted, compared to net loss of $0.27 per share, basic and diluted for the same period in 2003. The increase in net loss of $9.8 million from the first quarter of 2003 to the same period in 2004 was due primarily to a restructuring charge of $9.3 million related to severance costs and asset impairments recorded during the first quarter of 2004. During the first quarter of 2003, we purchased $5.0 million of face value of our outstanding convertible notes for $2.1 million, resulting in a gain of $2.8 million after the write-off of related debt issue costs. There were no similar debt repurchases during the first quarter of 2004. The remaining $2.2 million of net change relates to the operational revenues and expenses explained below.

Revenues

Revenues were approximately $1.7 million for the quarter ended March 31, 2004, compared to approximately $0.2 million during the same period in 2003. During the quarter ended March 31, 2004, we recognized license fee and milestone and other revenue of approximately $1.5 million from advance payments received under our option agreement with Schering. In both periods we recognized similar amounts of revenue related to advance payments from Wyeth under our collaboration agreement.

Research and Development Expenses

Research and development expenses increased approximately $2.3 million to $8.4 million in the first quarter of 2004 from $6.1 million in the first quarter of 2003. Our research and development expenses were divided between our research and development programs in the following manner (in thousands):

	For the three months ended March 31,
	2003	2004
Direct - Core programs
CMV	$—	$407
HCV	230	119
Direct - Non-core programs
Common cold	—	1,032
CEMA	241	—
Indirect
Development	2,621	3,843
Discovery research	2,993	2,964

Total	$6,085	$8,365

Core Programs

In the quarter ended March 31, 2004, we incurred $0.4 million in direct expenses related to our CMV program. In the first quarter we initiated two phase 1 trials with maribivir to evaluate possible drug interactions and renal impairment, respectively. We had no expenses under this program in the first quarter of 2003, as we did not acquire the rights for its development and commercialization until August 2003.

During the first quarter of 2004, we incurred $0.1 million of direct costs related to development activities of our HCV program, which decreased $0.1 million from the first quarter of 2003. These costs are net of payments from Wyeth made in accordance with our cost-sharing arrangement. During the first quarter of 2004 the primary drivers of these costs were phase 1 clinical trials for our current lead product candidate and predevelopment activities on a follow-on compound to our lead product candidate. During 2003 the primary drivers of costs were phase 1 clinical trials for our previous lead product candidate and predevelopment activities on follow-on compounds, one of which is the product candidate currently in phase 1 clinical trials.

Non - Core Programs

In the quarter ended March 31, 2004, we incurred $1.0 million of direct expenses related to our common cold program. All direct expenses incurred in 2004 related to the intranasal formulation of pleconaril, our only product candidate in this program. We began development of the intranasal formulation in mid-2003 and incurred no material direct expenses on its development in the first quarter of 2003. During the first quarter of 2003, we incurred $0.2 million direct expenses related to clinical and regulatory activities related to our efforts to pursue the development of pleconaril for the treatment of serious and life-threatening diseases caused by enteroviral infections (CEMA). We ceased these development activities in connection with our January 2004 restructuring and have no comparable 2004 direct costs.

Indirect Expenses

In the quarter ended March 31, 2004, we incurred $3.8 million of indirect expenses related to our development activities, which increased $1.2 million from $2.6 million in the first quarter of 2003. This increase is due primarily to costs incurred in connection with our restructuring in January 2004. Included in the 2004 indirect costs is a $1.6 million charge for the severance and related costs of the January 2004 restructuring.

In the quarter ended March 31, 2004, we incurred $3.0 million of indirect expenses related to our discovery research activities which was relatively unchanged from $3.0 million in the first quarter of 2003. We exited our discovery research activities in January 2004. Included in the 2004 indirect costs is a $1.8 million charge for the severance and related costs of the January 2004 restructuring.

General and administrative expenses

General and administrative expenses for the quarter ended March 31, 2004 of approximately $8.2 million increased $6.3 million from $1.9 million in the same period in 2003. This increase was primarily due to severance costs and asset impairments that were the result of the January 2004 restructuring. Included in the 2004 results is $0.7 million in severance and $5.2 million in asset impairments. In addition, in the quarter ended March 31, 2004, expenses include an increase of $0.1 million in expenses related to business development efforts undertaken during 2004.

Interest and other expenses (gains)

Interest income for the quarter ended March 31, 2004 of $0.3 million remained relatively unchanged when compared to interest income of $0.3 million during the same period in the prior year. This is due to slightly higher interest yields on lower invested balances. Interest expense for the quarter ended March 31, 2004 of $2.1 million remained relatively unchanged when compared to interest expense of $2.1 million in the same period in 2003.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

Our holdings of financial instruments are comprised of a mix of U.S. corporate debt, government securities and commercial paper. All such instruments are classified as securities available for sale. Our debt security portfolio represents funds held temporarily pending use in our business and operations. We manage these funds accordingly. Our primary investment objective is the preservation of principal, while at the same time maximizing the generation of investment income. We seek reasonable assuredness of the safety of principal and market liquidity by investing in cash equivalents (such as Treasury bills and money market funds) and fixed income securities (such as U.S. government and agency securities, municipal securities, taxable municipals, and corporate notes) while at the same time seeking to achieve a favorable rate of return. Our market risk exposure consists principally of exposure to changes in interest rates. Our holdings are also exposed to the risks of changes in the credit quality of issuers. Historically, we have typically invested in financial instruments with maturities of less than one year. The carrying amount and the annualized weighted average nominal interest rate of our investment portfolio at March 31, 2004 was approximately $101.5 million and approximately 0.9%, respectively.

At March 31, 2004, we had outstanding $127.9 million of 6% convertible subordinated notes due 2007. The notes are convertible into shares of our common stock at a price of $109 per share, subject to certain adjustments. The notes bear interest at a rate of 6% per annum, payable semi-annually in arrears, and can be redeemed by us, at certain premiums over the principal amount. At March 31, 2004, the market value of our convertible subordinated notes was approximately $92.1 million, based on quoted market prices. The fair value of our convertible subordinated notes is dependant upon, among other factors, the fair value of our common stock and prevailing market interest rates.

ITEM 4. Controls and Procedures

(a) An evaluation was performed under the supervision and with the participation of the Company’s management, including its Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, of the effectiveness of the Company’s disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of March 31, 2004. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported as specified in Securities and Exchange Commission rules and forms.

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

In March 2004, we entered into an agreement in principle with plaintiffs’ counsel to settle this litigation pursuant to which our insurance carriers assumed the obligation to pay the settlement amount from our insurance coverage. The settlement will therefore not result in the payment of any funds by us. However, the proposed settlement is subject to the approval of the court. If the proposed settlement is not approved by the court, then the range of possible resolutions of these proceedings could include judgments against us or our directors or officers or settlements that could require substantial payments by us, which could have a material adverse impact on our financial position, results of operations and cash flows. To date no liability related to this matter has been reflected in the Company’s consolidated balance sheet as the proposed settlement is within the limits of the Company’s insurance coverage and will be paid directly by the insurance company. These proceedings might require substantial attention of our management team and therefore divert time and attention from our business and operations.

ITEM 6. Exhibits and Reports on Form 8-K

(a)	List of Exhibits:

	31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K:

We filed the following Current Reports on Form 8-K during the quarter ended March 31, 2004:

	(i)	We filed a Current Report on Form 8-K dated January 20, 2004 to report, pursuant to Item 5 that we restructured our operations.

	(ii)	We filed a Current Report on Form 8-K dated February 6, 2004 to report, pursuant to Item 5, the initiation of our clinical program with maribavir for the prevention of cytomegalovirus (CMV) infection in transplant patients.

	(iii)	We filed a Current Report on Form 8-K dated February 25, 2004 to report, pursuant to Item 5, the initiation of our phase 1 hepatitis C program with HCV-086.

	(iv)	We furnished a Current Report on Form 8-K dated February 26, 2004 to report, pursuant to Item 12, our financial results for the fourth quarter and year ended December 31, 2003.

	(v)	We filed a Current Report on Form 8-K dated March 18, 2004 to report, pursuant to Item 5, that we entered into an agreement in principle to settle our securities litigation.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VIROPHARMA INCORPORATED

Date: May 5, 2004	By:	/s/ Michel de Rosen
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