Form 10-K/A
period 2003-12-31
VIROPHARMA INC
filed 2004-06-04
CIK 946840

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 2)

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

Amendment No. 2 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 filed with the Securities and Exchange Commission on March 19, 2004 is being filed to amend Exhibit 10.34.

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

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation of the Company, as amended by a Certificate of Amendment of Amended and Restated Certificate of Incorporation dated May 18, 1999, as further amended by a Certificate of Amendment of Amended and Restated Certificate of Incorporation dated May 24, 2000. (9) (Exhibit 3.1)

3.2	Certificate of Designation establishing and designating the Series A Junior Participating Preferred Shares. (4) (Exhibit 3.2)

3.3	Amended and Restated By-Laws of the Company. (20) (Exhibit 3.3)

3.4	Certificate of Designation establishing and designating the Series A Convertible Participating Preferred Stock.(5) (Exhibit 3.4)

4.1	Rights Agreement, dated as of September 10, 1998, between ViroPharma Incorporated and StockTrans, Inc., as Rights Agent. (3) (Exhibit 4.1)

4.2	Amendment No. 1 to Rights Agreement. (5) (Exhibit 4.2)

4.3	Indenture dated as of March 1, 2000 of ViroPharma Incorporated to Summit Bank as Trustee (including the form of note). (7) (Exhibit 4.3)

10.1	Form of Employment Agreement. (1) (Exhibit 10.8)

10.2	Form of Indemnification Agreement. (1) (Exhibit 10.9)

10.3	Restricted Stock Purchase Agreement dated as of January 17, 1996, by and between the Company and Frank Baldino, Jr. (1) (Exhibit 10.11)

10.4	Amendment to Restricted Stock Purchase Agreement dated as of January 17, 1996, among the Company and Frank Baldino, Jr., dated as of January 17, 1996. (1) (Exhibit 10.18)

10.5	Lease, dated July 21, 1997, between the Company and The Hankin Group. (2) (Exhibit 10.23)

10.6	Purchase Option Agreement, dated July 21, 1997, between the Company and The Hankin Group. (2) (Exhibit 10.24)

10.7	Escrow Agreement, dated July 21, 1997, among the Company, The Hankin Group and Manito Abstract Company, Inc. (2) (Exhibit 10.25)

10.8	Investment Agreement among ViroPharma Incorporated and Perseus-Soros Biopharmaceutical Fund, L.P. dated May 5, 1999. (5) (Exhibit 10.21)

10.9	ViroPharma Incorporated Common Stock Purchase Warrant (5) (Exhibit 10.22)

10.10†	Stock Purchase Agreement dated December 9, 1999 between American Home Products Corporation and ViroPharma Incorporated. (6) (Exhibit 10.26)

Exhibit No.	Description

10.11	Purchase Agreement dated February 24, 2000 by and among ViroPharma Incorporated, Morgan Stanley & Co. Incorporated and US Bancorp Piper Jaffray Inc. (7) (Exhibit 10.27)

10.12	Registration Rights Agreement dated as of March 1, 2000 by and among ViroPharma Incorporated, Morgan Stanley & Co. Incorporated and US Bancorp Piper Jaffray Inc. (7) (Exhibit 10.28)

10.13	Restricted Stock Agreement dated August 21, 2000 between ViroPharma Incorporated and Michel de Rosen. (10) (Exhibit 10.30)

10.14	Severance Agreement dated August 21, 2000 between ViroPharma Incorporated and Michel de Rosen. (10) (Exhibit 10.31)

10.15	Promissory Note of Michel de Rosen dated August 21, 2000. (10) (Exhibit 10.32)

10.16†	First Amended and Restated Agreement dated February 27, 2001 between Sanofi-Synthelabo and ViroPharma Incorporated. (11) (Exhibit 10.32)

10.17	Stock Purchase Agreement dated February 27, 2001 between Sanofi-Synthelabo and ViroPharma Incorporated. (11) (Exhibit 10.33)

10.18	Stock Purchase Agreement dated as of September 9, 2001 between ViroPharma Incorporated and Aventis Pharma Inc. (12) (Exhibit 10.36)

10.19	Agreement of Lease dated as of September 24, 2001 between LV Associates, L.P. and ViroPharma Incorporated. (12) (Exhibit 10.37)

10.20††	2001 Equity Incentive Plan. (13) (Exhibit 10.33)

10.21	Letter Agreement between ViroPharma Incorporated and Wyeth dated May 29, 2002. (14) (Exhibit 10.35)

10.22	Settlement Agreement and Release dated August 1, 2002 between ViroPharma Incorporated and Aventis Pharmaceuticals Inc. (15) (Exhibit 10.1)

10.23	Sales Force Transfer Agreement dated August 1, 2002 between ViroPharma Incorporated and Aventis Pharmaceuticals Inc. (15) (Exhibit 10.2)

10.24	Agreement dated June 14, 2002 between Ellen Cooper and the Company. (16) (Exhibit 10.30)

10.25	Settlement Agreement and Release dated October 11, 2002 between ViroPharma Incorporated and PCAS SA (16) (Exhibit 10.31)

10.26††	Amended and Restated ViroPharma Incorporated Employee Stock Purchase Plan. (17)

10.27	Form of Change of Control Agreement between ViroPharma and certain of its employees. (18) (Exhibit 10.32)

10.28†	First Amended and Restated Collaboration and License Agreement dated June 26, 2003 between ViroPharma Incorporated and Wyeth. (19) (Exhibit 10.33)

10.29†	Amendment to Stock Purchase Agreement dated June 26, 2003 between ViroPharma Incorporated and Wyeth. (19) (Exhibit 10.34)

10.30†	License Agreement dated August 8, 2003 by and between GlaxoSmithKline and ViroPharma Incorporated. (20) (Exhibit 10.35)

10.31**	Third Amended and Restated Severance Agreement dated as of September 1, 2003 between Claude Nash and the Company. (Exhibit 10.31)

10.32**	Exchange Agreement dated as of October 2, 2003 between Everspring Master Fund Ltd. and ViroPharma Incorporated. (Exhibit 10.32)

10.33***†	Option Agreement dated November 25, 2003 between Schering Corporation and the Company. (Exhibit 10.33)

Exhibit No.	Description

10.34*†	Letter Agreement dated November 24, 2003 between Sanofi-Synthelabo and the Company. (Exhibit 10.34)

10.35**	Exchange Agreement dated as of November 26, 2003 between Everspring Master Fund Ltd. and ViroPharma Incorporated. (Exhibit 10.35)

10.36††	Amended and Restated ViroPharma Stock Option and Restricted Share Plan. (13a)(Exhibit 10.31)

12.1**	Schedule of Ratio of Earnings to Fixed Charges.

14**	Code of Conduct and Ethics

21**	List of Subsidiaries

23**	Consent of KPMG LLP.

24**	Power of Attorney (included on signature page).

25.1	Form of T-1 Statement of Eligibility of Trustee for Indenture Under the Trust Indenture Act of 1939. (8) (Exhibit 25.1)

31.1*	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.
**	Filed on March 19, 2004 as an exhibit to ViroPharma Incorporated’s Form 10-K for the fiscal year ended December 31, 2003 and incorporated herein by reference.
***	Filed on May 25, 2004 as an exhibit to ViroPharma Incorporated’s Form 10-K/A.
†	Portions of this exhibit were omitted and filed separately with the Secretary of the Commission pursuant to an application for confidential treatment filed with the Commission pursuant to Rule 246-2 under the Securities Exchange Act of 1934, as amended.
††	Compensation plans and arrangements for executives and others.
(1)	Filed as an Exhibit to Registration Statement on Form S-1 (File No. 333-12407), as amended, initially filed on September 20, 1996.
(2)	Filed as an Exhibit to Registration Statement on Form S-1 (File No. 333-30005), as amended, initially filed on June 25, 1997.
(3)	Filed as an Exhibit to the Company’s Current Report on Form 8-K filed with the Commission on September 21, 1998.
(4)	Filed as an Exhibit to Registrant’s Form 10-K for the year ended December 31, 1998.
(5)	Filed as an Exhibit to Registrant’s Form 10-Q for the quarter ended March 31, 1999.
(6)	Filed as an Exhibit to Registrant’s Form 10-K for the year ended December 31, 1999.
(7)	Filed as an Exhibit to Registrant’s Form 10-Q for the quarter ended March 31, 2000.
(8)	Filed as an Exhibit to Registration Statement on Form S-3 (File No. 333-37960), as amended, initially filed on May 26, 2000.
(9)	Filed as an Exhibit to Registrant’s Form 10-Q for the quarter ended June 30, 2000.
(10)	Filed as an Exhibit to Registrant’s Form 10-Q for the quarter ended September 30, 2000.
(11)	Filed as an Exhibit to Registrant’s Form 10-Q for the quarter ended March 31, 2001.
(12)	Filed as an Exhibit to Registrant’s Form 10-Q for the quarter ended September 30, 2001.
(13)	Filed as an Exhibit to Registrant’s Form 10-K for the year ended December 31, 2001.
(13a)	Filed as an Annex to Registrant’s Proxy Statement filed with the Commission on April 8, 2002.
(14)	Filed as an Exhibit to Registrant’s Form 10-Q for the quarter ended June 30, 2002.
(15)	Filed as an Exhibit to the Company’s Current Report on Form 8-K filed with the Commission on August 1, 2002

(16)	Filed as an Exhibit to Registrant’s Form 10-K for the year ended December 31, 2002.
(17)	Filed as an Annex to Registrant’s Proxy Statement filed with the Commission on March 27, 2003.
(18)	Filed as an Exhibit to Registrant’s Form 10-Q for the quarter ended March 31, 2003.
(19)	Filed as an Exhibit to Registrant’s Form 10-Q for the quarter ended June 30, 2003.
(20)	Filed as an Exhibit to Registrant’s Form 10-Q for the quarter ended September 30, 2003.

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

VIROPHARMA INCORPORATED

By:	/s/ MICHEL de ROSEN
Michel de Rosen President, Chief Executive Officer
Dated:	June 4, 2004

Exhibit Index

10.34†	Letter Agreement dated November 24, 2003 between Sanofi-Synthelabo and the Company. (Exhibit 10.34)

31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

†	Portions of this exhibit were omitted and filed separately with the Secretary of the Commission pursuant to an application for confidential treatment filed with the Commission pursuant to Rule 246-2 under the Securities Exchange Act of 1934, as amended.