Form 10-Q
period 2004-06-30
VIROPHARMA INC
filed 2004-08-06
CIK 946840

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 0-21699

VIROPHARMA INCORPORATED

(Exact Name of Registrant as Specified in its Charter)

Delaware	23-2789550
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

397 Eagleview Boulevard

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

Number of shares outstanding of the issuer’s Common Stock, par value $.002 per share, as of August 2, 2004: 26,634,708 shares.

VIROPHARMA INCORPORATED

INDEX

		Page
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Consolidated Balance Sheets at December 31, 2003 and June 30, 2004 (unaudited)		3

Consolidated Statements of Operations (unaudited) for the three months ended June 30, 2003 and 2004, six months ended June 30, 2003 and 2004 and the period from December 5, 1994 (Inception) to June 30, 2004		4

Consolidated Statements of Cash Flows (unaudited) for the six months ended June 30, 2003 and 2004 and the period from December 5, 1994 (Inception) to June 30, 2004		5

Notes to Consolidated Financial Statements (unaudited)		6

Important Information About Forward-Looking Statements		10

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	22

Item 4.	Controls and Procedures	22

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	23

Item 4.	Submission of Matters to a Vote of Security Holders	23

Item 5.	Other Information	23

Item 6.	Exhibits and Reports on Form 8-K	24

Signatures		25

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ViroPharma Incorporated

(A Development Stage Company)

Consolidated Balance Sheets

(unaudited)

December 31, 2003 and June 30, 2004

	December 31,	June 30,
	2003	2004
Assets
Current assets:
Cash and cash equivalents	$12,969,261	$7,810,155
Short-term investments	108,179,330	93,807,796
Notes receivable from officers	88,743	44,372
Other current assets	2,392,037	3,235,407

Total current assets	123,629,371	104,897,730
Equipment and leasehold improvements, net	7,212,493	931,236
Debt issue costs, net	1,908,860	1,607,461
Other assets	94,458	94,458

Total assets	$132,845,182	107,530,885

Liabilities and Stockholders’ deficit
Current liabilities:
Loans payable	$8,334	$—
Due to partners	—	241,000
Accounts payable	649,561	294,833
Accrued expenses and other current liabilities	6,800,484	5,938,393
Deferred revenue - current	3,074,245	800,331

Total current liabilities	10,532,624	7,274,557
Convertible subordinated notes	127,900,000	127,900,000
Deferred revenue - noncurrent	1,127,273	845,455
Other liabilities	794,580	677,805

Total liabilities	140,354,477	136,697,817

Commitments and Contingencies
Stockholders’ deficit:
Preferred stock, par value $0.001 per share. 5,000,000 shares authorized; Series A convertible participating preferred stock; no shares issued and outstanding	—	—
Series A junior participating preferred stock; 200,000 shares designated; no shares issued and outstanding	—	—
Common stock, par value $0.002 per share. 100,000,000 shares authorized; issued and outstanding 26,462,738 at December 31, 2003 and 26,629,780 at June 30, 2004	52,925	53,260
Additional paid-in capital	250,320,035	250,616,825
Deferred compensation	(209,654)	(74,397)
Accumulated other comprehensive loss	(101,343)	(197,302)
Deficit accumulated during the development stage	(257,571,258)	(279,565,318)

Total stockholders’ deficit	(7,509,295)	(29,166,932)

Total liabilities and stockholders’ deficit	$132,845,182	$107,530,885

See accompanying notes to unaudited consolidated financial statements.

ViroPharma Incorporated

(A Development Stage Company)

Consolidated Statements of Operations

(unaudited)

Three months ended June 30, 2003 and 2004, six months ended June 30, 2003 and 2004 and the period from December 5, 1994 (Inception) to June 30, 2004

	Three months ended June 30,		Six months ended June 30,		Period from December 5, 1994 (Inception) to June 30, 2004
	2003	2004	2003	2004
Revenues:
License fee and milestone revenue	$140,909	$1,205,584	$309,217	$2,551,973	$18,354,214
Grant revenue	—	97,320	—	254,276	1,192,033
Other revenue	—	462,453	34,000	696,417	1,016,942

Total revenues	140,909	1,765,357	343,217	3,502,666	20,563,189

Continuing operating expenses incurred in the development stage:
Research and development	4,504,708	3,047,137	10,592,961	11,412,535	227,551,722
Acquisition of technology rights	—	—	—	—	20,000,000
Marketing	—	—	—	—	23,360,873
General and administrative	1,561,118	2,312,189	3,486,728	10,556,951	56,954,088

Total operating expenses	6,065,826	5,359,326	14,079,689	21,969,486	327,866,683

Gain on repurchase of debt, net	—	—	2,805,337	—	31,527,142
Interest income	792,671	297,609	1,098,720	627,378	35,447,548
Interest expense	2,102,278	2,081,686	4,248,914	4,154,618	45,577,077

Loss from continuing operations	(7,234,524)	(5,378,046)	(14,081,329)	(21,994,060)	(285,905,881)

Discontinued operations:
Income from discontinued sales operations	—	—	—	—	6,340,563

Net loss	$(7,234,524)	$(5,378,046)	$(14,081,329)	$(21,994,060)	$(279,565,318)

Basic and diluted net loss per share	$(0.28)	$(0.20)	$(0.55)	$(0.83)

Shares used in computing basic and diluted loss per share amounts	25,886,314	26,552,169	25,806,961	26,488,412

See accompanying notes to unaudited consolidated financial statements.

ViroPharma Incorporated

(A Development Stage Company)

Consolidated Statements of Cash Flows

(unaudited)

Six months ended June 30, 2003 and 2004 and the

period from December 5, 1994 (Inception) to June 30, 2004

	Six months ended June 30,		Period from December 5, 1994 (Inception) to June 30, 2004
	2003	2004
Cash flows from operating activities:
Net loss	$(14,081,329)	$(21,994,060)	$(279,565,318)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash gain on sale of sales force	—	—	(15,410,000)
Non-cash gain on reduction of convertible subordinated notes	(2,875,000)	—	(32,449,373)
Non-cash settlement of interest payable related to note reduction	—	—	23,501
Write-off of deferred financing costs on reduction of notes	69,663	—	922,231
Non-cash charge for lease costs	—	—	1,650,000
Non-cash acquisition of technology rights	—	—	16,500,000
Non-cash compensation expense	90,184	135,257	2,302,900
Non-cash warrant value	—	—	153,751
Non-cash consulting expense	—	—	46,975
Non-cash interest expense	307,679	301,399	3,195,725
Non-cash asset impairment from restructuring	—	4,781,788	6,298,960
Depreciation and amortization expense	1,252,644	257,553	8,376,669
Changes in assets and liabilities:
Notes receivable from officers	43,371	44,371	(44,372)
Due (from) to partners	(2,132,778)	241,000	241,000
Other current assets	1,080,449	(843,370)	(3,235,407)
Other assets	48,558	—	(94,458)
Accounts payable	(343,792)	(354,728)	294,833
Accrued expenses and other current liabilities	(1,051,868)	(862,091)	15,082,973
Deferred revenue	(309,218)	(2,555,732)	1,645,786
Other liabilities	—	(116,775)	9,883,223

Net cash used in operating activities	(17,901,437)	(20,965,388)	(264,180,401)

Cash flows from investing activities:
Purchase of equipment and leasehold improvements	$(431,174)	$(162,632)	$(17,207,950)
Proceeds from sale of equipment	—	1,404,548	1,601,085
Purchases of short-term investments	(74,875,014)	(77,691,416)	(1,243,856,139)
Sales of short-term investments	—	—	9,680,414
Maturities of short-term investments	89,259,449	91,966,991	1,140,170,627

Net cash provided by (used in) investing activities	13,953,261	15,517,491	(109,611,963)

Cash flows from financing activities:
Net proceeds from issuance of preferred stock	$—	$—	$27,242,143
Net proceeds from issuance of common stock	38,350	297,125	199,196,086
Preferred stock cash dividends	—	—	(1,254,294)
Proceeds from loans payable and milestone advance	—	—	2,100,000
Payment of loans payable	(66,622)	(8,334)	(2,100,000)
Repurchase of convertible subordinated notes	(2,125,000)	—	(18,500,125)
Proceeds received on notes receivable	—	—	1,625
Gross proceeds from notes payable	—	—	180,692,500
Issuance costs on notes payable	—	—	(5,725,416)
Payment of notes payable	—	—	(50,000)

Net cash (used in) provided by financing activities	(2,153,272)	288,791	381,602,519

Net (decrease) increase in cash and cash equivalents	(6,101,448)	(5,159,106)	7,810,155
Cash and cash equivalents at beginning of period	15,987,056	12,969,261	—

Cash and cash equivalents at end of period	$9,885,608	$7,810,155	$7,810,155

Supplemental disclosure of non-cash transactions:
Conversion of Note Payable to Series A and Series B Preferred Stock	$—	$—	$642,500
Conversion of mandatorily redeemable convertible preferred stock to common shares	—	—	16,264,199
Notes issued for 828,750 common shares	—	—	1,625
Deferred compensation	—	—	2,222,158
Forfeiture of restricted stock	—	—	126,511
Accretion of redemption value attributable to mandatorily redeemable converted common stock	—	—	1,616,445
Conversion of milestone advance to loan payable	—	—	1,000,000
Unrealized gains (losses) on available for sale securities	113,321	(95,959)	(197,302)
Issuance of common stock in note reduction	—	—	1,150,502
Issuance of common stock to Aventis Pharmaceuticals Inc.	—	—	4,590,000
Settlement of milestone advances to Aventis Pharmaceuticals Inc.	—	—	20,000,000
Supplemental disclosure of cash flow information:
Cash paid for interest	$4,047,000	$3,837,000	$39,418,443

See accompanying notes to unaudited consolidated financial statements.

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

The Company is devoting substantial effort towards conducting drug development, conducting clinical trials, pursuing business development opportunities, pursuing regulatory approval for products under development, and raising capital. The Company has earned no significant revenue from product sales and has not achieved profitable operations or positive cash flow from operations. The Company’s deficit accumulated during the development stage aggregates $279.6 million through June 30, 2004. There is no assurance that profitable operations can ever be achieved, and even if achieved, could be sustained on a continuing basis.

The Company plans to continue to finance its operations with a combination of cash, cash equivalents, and short-term investments, stock issuances and debt issuances, as available, license payments, payments from strategic research and development arrangements when and if agreed upon milestones are achieved and, in the longer term, revenues from product sales or collaborations, if its planned products are commercialized or if it is successful in acquiring marketed products through its business development efforts. There are no assurances, however, that the Company will be successful in obtaining regulatory approval for any of its product candidates, in obtaining an adequate level of financing needed for the long-term development and commercialization of its product candidates or in acquiring marketed products through its business development efforts.

Basis of Presentation

The consolidated financial information at June 30, 2004, and for the three months and six months ended June 30, 2003 and 2004 and for the period from December 5, 1994 (inception) to June 30, 2004, is unaudited but includes all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary to state fairly the consolidated financial information set forth therein in accordance with accounting principles generally accepted in the United States of America. The interim results are not necessarily indicative of results to be expected for the full fiscal year. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2003 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission.

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

(2) Comprehensive Income (Loss)

In the Company’s annual consolidated financial statements, comprehensive income (loss) is presented as a separate financial statement. For interim consolidated financial statements, the Company is permitted to disclose the information in the footnotes to the consolidated financial statements. The disclosures are required for comparative purposes. The only comprehensive income (loss) item the Company has is unrealized gains and losses on available for sale securities. The following reconciles net income (loss) to comprehensive income (loss) for the three and six months ended June 30, 2003 and 2004:

ViroPharma Incorporated

(A Development Stage Company)

Notes to Consolidated Financial Statements

	Three months ended June 30,		Six months ended June 30,
	2003	2004	2003	2004
Net loss	$(7,234,524)	$(5,378,046)	$(14,081,329)	$(21,994,060)
Other comprehensive income (loss):
Unrealized gains (losses) on available for sale securities	(219,931)	(165,595)	113,321	(95,959)

Comprehensive income (loss)	$(7,454,455)	$(5,543,641)	$(13,968,008)	$(22,090,019)

(3) Convertible Subordinated Notes

In June 2004, the Company terminated its exchange offer of its proposed 6% Convertible Senior Plus Cash Notes due 2009 for up to all of the $127.9 million aggregate principal amount of its currently outstanding 6% Convertible Subordinated Notes due March 2007. In the proposed exchange offer, ViroPharma would have offered up to $99.1 million aggregate principal amount of new 6% Convertible Senior Plus Cash Notes due 2009 for up to all of the $127.9 million aggregate principal amount of its currently outstanding 6% Convertible Subordinated Notes. The Company incurred approximately $0.6 million in costs related to this terminated transaction, all of which is included in general and administrative expense in the second quarter of 2004.

During the six months ended June 30, 2003, the Company recognized a $2.8 million gain, after the write-off of $0.1 million of deferred financing costs, related to the purchase of $5.0 million of principal amount of its outstanding convertible notes. The gain is classified as gain on repurchase of debt, net, and there were no comparable reductions in the Company’s outstanding convertible notes during 2004. Through June 30, 2004, the Company has reduced its outstanding convertible notes by $52.1 million of principal amount.

(4) Stock Compensation

The Company accounts for its stock option plans in accordance with the provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations. As such, compensation cost for employees and directors is measured on the date of grant for fixed options as the excess of the current market price of the underlying stock over the exercise price. Such compensation amounts are amortized over the respective vesting periods of the option grant. Any charge to operations for variable options with performance criteria is affected each reporting period by changes in the fair value of the Company’s common stock. The Company adopted the disclosure provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” (SFAS 123) which permits entities to provide pro forma net income (loss) and pro forma earnings (loss) per share disclosures for employee stock option grants as if the fair-value based method defined in SFAS 123 had been applied. In addition, the Company adopted the revised disclosure requirements under Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure, an amendment of SFAS 123.”

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

ViroPharma Incorporated

(A Development Stage Company)

Notes to Consolidated Financial Statements

The Company applies APB Opinion No. 25 in accounting for its stock options granted to employees and directors. Had the Company determined compensation cost for options granted to employees and directors based on the fair value at the grant date under SFAS 123, the Company’s net loss and net loss per share would have been increased to the pro forma amounts under SFAS 123 indicated below:

	For the three months ended June 30,		For the six months ended June 30,
	2003	2004	2003	2004
Net income (loss):
As reported	$(7,234,524)	$(5,378,046)	$(14,081,329)	$(21,994,060)
Add: stock-based employee compensation expense included in net loss	—	—	—	—
Deduct: total stock-based employee compensation expense determined under the fair value-based method for all employee and director awards	(1,974,382)	(752,418)	(4,048,579)	(1,352,910)

Pro forma under SFAS No. 123	$(9,208,906)	$(6,130,464)	$(18,129,908)	$(23,346,970)

Net income (loss) per share:
Basic and diluted:
As reported	$(0.28)	$(0.20)	$(0.55)	$(0.83)

Pro forma under SFAS No. 123	$(0.36)	$(0.23)	$(0.70)	$(0.88)

(5) Restructuring

In January 2004, the Company announced that it had restructured its organization to focus its resources on the advancement and development of later stage products. As of June 30, 2004, the Company has reduced its workforce by 70% from December 2003 levels. This reduction is the result of the Company discontinuing its early stage activities, including discovery research and most internal preclinical activities, and reductions in clinical development and general and administrative personnel. During the first six months of 2004, the Company included approximately $9.3 million of severance and asset impairment costs related to this restructuring in its net loss from continuing operations. The following table reflects the charges recorded, payments made, and liability remaining at June 30, 2004 (in thousands):

	Research and Development	G&A	Total
Restructuring charges:
Severance	$3,395	$703	$4,098
Asset impairments	—	5,169	5,169

Total	$3,395	$5,872	$9,267
Restructuring activity through June 30, 2004:
Severance payments	$—	$—	$(4,090)
Asset impairments recorded to accumulated depreciation	—	—	(4,783)
Additional severance charges during the second quarter	184	220	404
Additional proceeds from the sale of unused fixed assets	—	(386)	(386)

Total	$184	$(166)	$(8,855)
Remaining payments as of June 30, 2004			$412

As of June 30, 2004, the restructuring accrual consists of remaining severance payments. The balance of these obligations will be paid by the end of the third quarter of 2004. In the second quarter the Company recorded an additional charge of $0.4 million for the acceleration of options upon the separation of two executives as well as other charges for employee separations. In addition, the Company adjusted its restructuring charge as the result of receiving $0.4 million in additional proceeds from the sale of unused fixed assets.

ViroPharma Incorporated

(A Development Stage Company)

Notes to Consolidated Financial Statements

(6) Lease Costs

The Company leases an aggregate of 119,000 square feet in two facilities for its corporate and development activities under operating leases expiring in 2008 and 2017, respectively. During the third quarter of 2003, the Company determined that it would not utilize 30,000 square feet of leased space in the facility leased through 2017 and it recognized a non-cash charge of approximately $1.7 million in its general and administrative expenses relating to this space. This charge was an estimate of the present value of the loss the Company might incur over the remaining 13 years of the related lease and was net of assumed sublease income.

As a result of the Company’s restructuring in January 2004, it further reduced its space requirements and may record a non-cash charge in future periods as it reviews its provision for non-utilized space consistent with Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (SFAS 146). Consistent with SFAS 146, the Company reviewed its provision for unused space and determined that no adjustment was necessary as of June 30, 2004. During July 2004, the Company moved all of its operations to the facility leased through 2017 and is currently seeking to sublease all planned unused space in both facilities to third parties. The Company cannot be certain that it will be able to sublease its planned unused space on favorable terms or that the Company will be able to sublease any or all of the unused space by the period it anticipates or at all. As of June 30, 2004, the Company had a $1.2 million liability related to this issue remaining on the consolidated balance sheet.

(7) Litigation

In March and May 2002, the Company and certain of its directors were named as defendants in purported class actions filed in the United States District Court for the Eastern District of Pennsylvania. In July 2002, these actions were consolidated into a single complaint that also named certain of its officers as defendants. The plaintiffs in these actions have alleged that certain statements by the Company about Picovir® were misleading. A judgment against the Company could materially exceed the coverage which may be available under the Company’s directors’ and officers’ liability insurance. The Company filed a motion to dismiss this action in August 2002. In April 2003, the court granted in part and denied in part the Company’s motion to dismiss the consolidated complaint.

In March 2004, the Company entered into an agreement in principle with plaintiffs’ counsel to settle this litigation. The parties subject to the litigation then entered into a stipulation and agreement of the settlement dated June 29, 2004. Under the terms of the settlement, the Company’s insurance carriers assumed the obligation to pay the settlement amount of $9.0 million from the Company’s insurance coverage. The settlement will therefore not result in the payment of any funds by the Company. On July 12, 2004, the Court issued an order granting preliminary approval of the settlement. However, the proposed settlement is still subject to final approval of the court. If the proposed settlement does not receive final approval by the Court, then the range of possible resolutions of these proceedings could include judgments against the Company or its directors or officers or settlements that could require substantial payments by the Company, which could have a material adverse impact on its financial position, results of operations and cash flows. To date no liability related to this matter has been reflected in the Company’s consolidated balance sheet as the proposed settlement is within the limits of the Company’s insurance coverage and will be paid directly by the Company’s insurers. These proceedings might require substantial attention of the Company’s management team and therefore divert time and attention from the Company’s business and operations.

IMPORTANT INFORMATION ABOUT FORWARD-LOOKING STATEMENTS

Our disclosure and analysis in this report contains some forward-looking statements. Forward-looking statements give our current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current facts. They use words such as “anticipate”, “estimate”, “expect”, “project”, “intend”, “plan”, “believe” and other words and terms of similar meaning in connection with any discussion of future operating or financial performance. These forward-looking statements include the statements in this report on Form 10-Q about:

•	our plans to focus on later stage opportunities in order to accelerate our path toward becoming a profitable pharmaceutical company by generating revenues, and achieve profitability, sooner;

•	our plans to build franchises in narrowly focused prescribing groups such as transplant, hepatology and gastroenterology;

•	our plans to expand these franchises with the acquisition of additional products;

•	the schedule for anticipated near term events in our CMV, HCV and intranasal pleconaril programs;

•	our estimate of future direct and indirect expenses for 2004;

•	our plans to sublease all unused office and lab space at the rates and/or timeframes that we have estimated, or at all; and

•	our expectation that our available cash, cash equivalents and short-term investments at June 30, 2004 will be sufficient to fund our planned business operations and debt service requirements through at least the end of 2006.

Our actual results could differ materially from those results expressed in, or implied by, these forward-looking statements. There can be no assurance that:

•	our plans to focus on later stage opportunities in order to accelerate our path toward becoming a profitable pharmaceutical company by generating revenues, and achieve profitability, sooner will be successful, or that we will ever be able to generate revenues from product sales and become a profitable pharmaceutical company;

•	we will be successful in building franchises in narrowly focused prescribing groups such as transplant, hepatology and gastroenterology;

•	we will be able to expand these franchises with the acquisition of additional products;

•	we will, or will be able to, achieve the development milestones for our CMV, HCV and intranasal pleconaril programs during the timeframes described in this report, or at all;

•	Schering-Plough will exercise its option to continue the development and commercialization of intranasal pleconaril;

•	our actual direct and indirect expenses will be within the ranges that we estimate;

•	we will be able to sublease all unused office and lab space at the rates and/or timeframes that we have estimated, or at all; or

•	our available cash, cash equivalents and short-term investments at June 30, 2004 will be sufficient to fund our planned business operations and debt service requirements through at least the end of 2006.

We will face intense competition in acquiring products to expand our product portfolio. Many of the companies and institutions that we will compete with in acquiring products to expand our product portfolio have substantially greater capital resources, research and development staffs and facilities than we have, and substantially greater experience in conducting business development activities. We may not have sufficient resources to execute our plans, and our actual expenses over the period described in this report may vary depending on a variety of factors, including: the cost of acquiring new product opportunities as a result of business development efforts; the actual cost of conducting clinical trials; the outcome of clinical trials in our CMV and HCV programs, and our resulting right to receive or obligation to pay milestone payments under collaborations relating to those programs; Schering-Plough’s decision regarding its option to continue the development and commercialization of intranasal pleconaril; and the costs associated with ongoing litigation.

Conducting clinical trials for investigational pharmaceutical products is subject to risks and uncertainties. There can be no assurance that planned clinical trials can be initiated, or that planned or ongoing clinical trials can be successfully concluded or concluded in accordance with our anticipated schedule. We may need additional financing in order to acquire new products in connection with our plans as described in this report.

Our outstanding convertible subordinated notes may make it more difficult for us to raise additional financing and we may not be able to service our debt obligation. In addition, in the future we may not be able to maintain our listing on the Nasdaq Stock Market.

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

You should read this report on Form 10-Q in combination with the Management’s Discussion and Analysis of Financial Condition and Results of Operations, the description of our business and the discussion of our risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2003 and in our most recently filed registration statements on Forms S-3 and S-4.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Background

We are a development stage pharmaceutical company focused on the development and commercialization of products that address serious diseases treated by physician specialists and in hospital settings. Since commencing operations in December 1994, we have devoted substantially all of our resources to our product development programs, debt service, business development, sales and marketing activities and our former early stage research activities. We have generated no revenues from sales of our own products and have been dependent upon funding primarily from equity and debt financing. We have not been profitable from product sales since inception and have incurred a cumulative net loss of $279.6 million through June 30, 2004. Losses have resulted principally from costs incurred in research and development activities, write-off of acquired technology rights, general and administrative expenses, debt service and sales and marketing expenses. We expect to incur additional operating and net losses over the next several years.

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

We also intend to explore potential uses of our non-core assets to create additional value. This could include the out-license or sale of former product candidates (including intranasal pleconaril) and the sale of unused physical and other intellectual assets.

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

We expect the cash, cash equivalents and short-term investments available at June 30, 2004 will be sufficient to fund our current and planned activities that are intended to implement our strategic direction, and debt service requirements, until at least the end of 2006. However, the results of our business development efforts could cause our actual results to significantly deviate from this estimate. We may need additional financing in order to acquire new products in connection with our plans as described in this report. We are currently exploring alternatives to either reduce the outstanding principal amount or to restructure our outstanding convertible subordinated notes. Even if we are successful in such efforts, our convertible notes may make it more difficult for us to raise additional financing. We may not have sufficient resources to execute our plans, and our actual expenses over the periods described in this report may vary depending on a variety of factors, including:

•	the cost of acquiring new product opportunities as a result of our business development efforts;

•	the actual cost of conducting clinical trials;

•	the outcome of clinical trials in our CMV and HCV programs;

•	Schering-Plough’s decision regarding its option to continue the development and commercialization of intranasal pleconaril;

•	our resulting right to receive or obligation to pay milestone payments under agreements relating to our CMV, HCV and common cold programs;

•	our ability to sublease unused office and lab space;

•	whether we are able to maintain our listing on the Nasdaq Stock Market; and

•	the costs associated with ongoing litigation.

Our ability to achieve profitability is dependent on developing and obtaining regulatory approvals for our product candidates, successfully commercializing such product candidates (which may include entering into collaborative agreements for product development and commercialization), acquiring products through our business development efforts, and securing contract manufacturing services and distribution and logistics services. We will need to raise substantial additional funds to continue our business activities and fund our debt service obligations beyond 2006.

Business Developments

Research and Development programs

We have two core clinical development programs: (1) CMV, with an initial focus on CMV infections in recipients of hematopoietic stem cell (e.g., bone marrow) transplants, and (2) HCV. These programs are within the transplant, hepatology and gastroenterology areas and are at the center of our strategic focus. The following chart generally describes our core clinical development programs:

Core Program / Disease Indication	Product Candidate	Development Status	ViroPharma Commercialization Rights
CMV	Maribavir	Phase 2	Worldwide, other than Japan
HCV	HCV-086	Phase 1b - proof of concept	Co-promotion rights in the United States and Canada with Wyeth
HCV	Follow On	Preclinical	Co-promotion rights in the United States and Canada with Wyeth

CMV program – In the first quarter of 2004, we initiated two phase 1 clinical trials with maribavir to evaluate the potential for drug interactions and to evaluate the pharmacokinetics of maribavir in subjects with renal impairment, respectively. We initiated a dose-ranging phase 2 clinical trial with maribavir for the prevention of CMV infections in allogeneic stem cell transplant patients in July 2004. We expect to begin dosing patients in this study in August 2004, and we expect to have the results of our phase 2 clinical trial in early 2005. If the data is supportive, we plan to begin phase 3 clinical trials as early as mid-2005.

HCV program – In the first quarter of 2004, we and Wyeth initiated a phase 1 clinical trial with HCV-086 in healthy subjects. In June 2004, we initiated a phase 1b proof of concept dose ranging clinical trial with HCV-086 in hepatitis C infected patients with the objectives of collecting continued safety data and antiviral activity data. We expect to have the results of the phase 1b proof of concept trial in the fourth quarter of 2004. If the data from these studies are supportive, we plan to begin phase 2 clinical trials with HCV-086 in mid-2005.

We also have non-core research and development programs that we have either discontinued or are attempting to outlicense. The following chart sets forth our non-core research and development programs that contributed to our financial results set forth in this report, and their status:

Non-Core Program / Disease Indication	Product Candidate	Status
Common Cold	Pleconaril - Intranasal formulation	Proof of concept studies / subject to an option granted to Schering-Plough Corporation
Common Cold	Pleconaril - Oral formulation	Inactive
CEMA	Pleconaril - Oral formulation	Inactive
Discovery Research	Various	Inactive

Common Cold program – In the first half of 2004, we were conducting a series of clinical studies and data analyses for our common cold program. These studies were designed to evaluate the antiviral activity, safety and other performance characteristics of the new intranasal pleconaril formulation. Schering-Plough will determine whether it will exercise its option to enter into a full license agreement with us under which Schering-Plough would assume responsibility for all future development and commercialization of intranasal pleconaril in the United States and Canada and buy all remaining bulk drug substance from us.

Contractual agreements

In November 2003, we entered into an agreement granting Schering-Plough an option to license our intranasal formulation of the antiviral compound pleconaril for the treatment of the common cold in the United States and Canada. Schering-Plough paid us an upfront option fee of $3 million, and we conducted a series of clinical studies to evaluate the antiviral activity, safety and other performance characteristics of the new intranasal pleconaril formulation. After assessing the product’s performance in the characterization studies, Schering-Plough has the option to enter into a full license agreement with us under which Schering-Plough would assume responsibility for all future development and commercialization of intranasal pleconaril in the United States and Canada. If Schering-Plough chooses to exercise its option, we expect to receive an initial license fee of $10 million and Schering-Plough will purchase our existing bulk drug substance for an additional pre-determined fee. We would also be eligible to receive additional milestone payments upon achievement of certain targeted events as well as royalties on Schering-Plough’s sales of intranasal pleconaril in the licensed territory. There is no assurance that Schering-Plough will exercise its option to continue with the development and commercialization of an intranasal formulation of pleconaril.

Also in November 2003, we further amended our agreement with Sanofi-Synthelabo in connection with our entry into the option agreement with Schering-Plough in respect of intranasal pleconaril. If Schering-Plough exercises its option to continue the development and commercialization of pleconaril, the November 2003 amendment, among other things, reduces the royalty rate applicable to future product sales, if any, used to calculate royalties payable to Sanofi-Synthelabo.

In August 2003, we announced the acquisition of worldwide rights (excluding Japan) from GlaxoSmithKline (GSK) to an antiviral compound (maribavir, or VP 41263) that is an inhibitor of cytomegalovirus (CMV). Maribavir is a benzimidazole compound that was originally intended as a treatment for CMV retinitis, and phase 1 data from studies previously conducted by GSK demonstrated antiviral effect and a favorable safety profile. Under the terms of the agreement, we have exclusive worldwide rights (excluding Japan) to develop and commercialize maribavir for the prevention and treatment of cytomegalovirus infections related to transplant (including solid organ and hematopoietic stem cell transplantation), congenital transmission, and in patients with HIV infection. We plan to focus initially on patients who have undergone allogeneic stem cell (e.g., bone marrow) transplantation. We paid GSK a $3.5 million licensing fee upon entering into the agreement and may pay additional milestones based upon the successful outcome of certain clinical development and regulatory events. We also may pay royalties to GSK and its licensor on product sales, if any, in the United States and the rest of the world (excluding Japan). We initiated a phase 2 clinical trial in July 2004. The $3.5 million up-front licensing fee was recorded as an acquisition of technology rights expense during 2003, as the underlying technology has not reached technological feasibility and has no alternative uses.

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

Restructuring

In January 2004, we announced that we began to implement our strategic decision to focus on later stage opportunities. As part of this process, we substantially discontinued our early stage activities, including discovery research and most internal preclinical development activities. We also made reductions in clinical development and general and administrative personnel. We are completing certain discrete efforts related to our early stage programs in order to finalize the transition. As of June 2004, we have reduced our workforce by approximately 70% overall from December 31, 2003 levels. Included in the operating expenses for the six months ended June 30, 2004 are approximately $9.3 million of costs related to this restructuring, including employee severance and asset impairment costs. Our discontinuation of our early stage activities also required us to wind down our biodefense program. We also ceased efforts to develop pleconaril for the treatment of serious or life-threatening diseases as part of this restructuring.

Liquidity

We expect that our near term source of revenue will arise from milestone and license fee payments that we may receive from Wyeth and Schering-Plough if we achieve agreed upon events under our agreements with each of these companies, as well as from the sale of various non-core assets and programs. However, there are no assurances that we can achieve the events that require payments to us under the Wyeth and Schering-Plough arrangements, or sell any non-core assets and programs.

Overall Cash Flows

Through June 30, 2004, we used approximately $264.2 million of cash in operating activities. We invest our cash in short-term investments. Through June 30, 2004, we have used approximately $109.6 million in investing activities, including $94.0 million in short-term investments and $15.6 million in equipment purchases and new construction. Through June 30, 2004, we have financed our operations primarily through private and public offerings of common stock, a convertible subordinated notes offering, private placements of redeemable preferred stock, two bank loans and equipment lease lines totaling approximately $381.6 million, net of approximately $18.5 million used to repurchase $50.1 million in principal amount of our 6% convertible subordinated notes due 2007, and 473,054 shares of our common stock issued in exchange for the surrender of $2.0 million in principal amount of such notes.

During the six months ended June 30, 2004, we used approximately $21.0 million of cash in operating activities. We invest our cash in short-term investments. For the six months ended June 30, 2004, cash provided by investing activities was approximately $15.5 million, primarily from short-term investments, net of asset sales of $1.4 million. For the six months ended June 30, 2004, we have received approximately $0.3 million of cash from financing activities, all of which relates to cash received from employees exercising stock options. At June 30, 2004 we had cash, cash equivalents and short-term investments of approximately $101.6 million. Also, at June 30, 2004 the annualized weighted average nominal interest rate on our short-term investments was approximately 1.0%.

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

Direct expenses - Core Development Programs

CMV program – From the date we in-licensed maribavir through June 30, 2004, we have incurred $4.7 million of direct costs in connection with this program, including the acquisition fee of $3.5 million paid to GSK for the rights to maribavir.

During 2004, we expect to spend between $6.0 million and $9.0 million in direct expenses for research and development activities for the development of maribavir, of which $1.2 million was spent during the six month period ended June 30, 2004. These activities include phase 1 studies with maribavir, initiated in January 2004, and a phase 2 study that we initiated during July 2004. The results of these studies will significantly impact the timing and the amount of expenses, including potential milestone payments to GSK, that we will incur related to this program in future years. In addition, discussions with the FDA regarding these future studies may impact the timing, nature and cost of future planned studies. We are solely responsible for the cost of developing our CMV product candidate.

Should we achieve certain product development events, we are obligated to make certain milestone payments to GlaxoSmithKline, the licensor of maribavir.

HCV program – From the date that we commenced predevelopment activities for compounds in this program that are currently active through June 30, 2004, we have incurred $0.5 million in direct expenses for the predevelopment and development activities relating to such compounds. These costs are net of contractual cost sharing arrangements between Wyeth and us. Wyeth pays a substantial portion of the collaboration’s predevelopment and development expenses.

During 2004, we expect to spend between $1.0 million and $3.0 million in direct expenses for predevelopment and development activities, of which $0.3 million was spent during the six month period ended June 30, 2004. The planned activities include a phase 1 clinical trial for our lead product candidate, initiated in February 2004, a phase 1b proof of concept clinical trial, initiated in June 2004, and other predevelopment activities. The results of the planned studies, along with other predevelopment activities performed during the year, will significantly impact the timing and amount of expenses we will incur related to this program in future years.

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

Direct Expenses - Non-Core Development Programs (Active)

Common Cold – From the date that we commenced predevelopment activities for the intranasal formulation of pleconaril through June 30, 2004, we have incurred $1.8 million in direct expenses. We do not expect to incur any additional direct expenses in connection with predevelopment activities of this program. In the fourth quarter of 2003, we received $3 million under our option agreement with Schering-Plough, which we are using to fund these activities. In addition, we have billed Schering-Plough for specific activities approved by them under the agreement.

Schering-Plough is reviewing the data from our intranasal studies. It has the option to enter into a license agreement with us for the development and commercialization of the intranasal formulation of pleconaril. Should Schering-Plough choose to enter into a license agreement with us, Schering-Plough will be solely responsible for the future development and commercialization of pleconaril, and we could receive an upfront payment of $10 million in 2004, as well as an additional pre-determined fee for our existing bulk drug substance. In addition, should Schering-Plough be successful in commercializing the intranasal formulation of pleconaril, we would receive royalties and milestones related to future product sales, if any. However, there can be no assurance that Schering-Plough will exercise its option to continue the development and commercialization of intranasal pleconaril.

Indirect development expenses

During the first six months of 2004, we incurred restructuring costs of approximately $3.6 million that are related to our development and discovery operations. In addition, we spent $1.6 million on our discovery operations during the first quarter of 2004. We do not expect to incur additional material costs related to our former discovery operations in 2004.

During 2004, we expect to spend up to $7.5 million in indirect expenses in connection with our predevelopment and development programs, of which $5.4 million was spent in the six month period ended June 30, 2004.

Business development activities

Through June 30, 2004, we have not incurred material costs in connection with the business development activities other than the acquisition fee of $3.5 million paid to GSK in 2003 for the rights to maribavir (VP 41263).

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

General and administrative activities

During the six months ended June 30, 2004, we have incurred restructuring costs of approximately $5.7 million that are related to our general and administrative activities.

We expect to spend between $7.0 and $9.0 million on general and administrative activities in 2004 on activities not related to the restructuring of the company of which $4.9 million was spent as of June 30, 2004. This includes costs related to unused office and research and development space that we are actively seeking to sub-lease.

Restructuring and transition activities

All restructuring and transition costs are properly reflected in either research and development or general and administrative expense in our consolidated statement of operations. During the first six months of 2004, we incurred approximately $9.3 million in costs related to our January 2004 restructuring. Of these costs, $4.5 million relates to severance payments and stock option modification costs that have been or will be paid in 2004 and $4.8 million relates to asset impairments. In addition, we expect to have transition related costs between $1.0 million and $1.5 million during 2004, most of which is compensation related expenses and was spent as of June 30, 2004.

Debt service requirements

Annual interest payments on our outstanding $127.9 million 6% convertible subordinated notes due 2007 total $7.7 million.

Operating Cash Inflows

We cannot reasonably estimate the period in which we will begin to receive material net cash inflows from our product candidates. Cash inflows from development-stage products are dependent on several factors, including the achievement of milestones and regulatory approvals. We may not receive milestone payments from any existing or future collaborations if a development-stage product fails to meet technical or performance targets or fails to obtain the required regulatory approvals. Further, our revenues from collaborations will be affected by efforts of our collaborative partners. Even if we achieve technical success in developing drug candidates, our collaborative partners may not devote the resources necessary to complete development and commence marketing of these products, when and if approved, or they may not successfully market these products.

Contractual Obligations

Future contractual obligations and commercial commitments at June 30, 2004, are as follows:

	Payments due by period (in millions)
Contractual Obligations	Total	Less than 1 year	2-3 years	4-5 years	More than 5 years
Long-term debt	$127.9	$0.0	$127.9	$0.0	$0.0
Capital lease obligations	0.0	0.0	0.0	0.0	0.0
Operating leases	14.0	1.8	3.5	3.0	5.7
Purchase obligations	0.0	0.0	0.0	0.0	0.0
Other long-term liabilities reflected on the registrant’s balance sheet under GAAP	0.0	0.0	0.0	0.0	0.0

Total	$141.9	$1.8	$131.4	$3.0	$5.7

We lease an aggregate of 119,000 square feet in two facilities for our corporate and development activities under operating leases expiring in 2008 and 2017, respectively. During the third quarter of 2003, we determined that we would not utilize 30,000 square feet of leased space in the facility leased through 2017 and we recognized a non-cash charge of approximately $1.7 million in our general and administrative expenses relating to this space. This charge was an estimate of the present value of the loss we might incur over the remaining 13 years of the related lease and was net of assumed sublease income.

As a result of our restructuring in January 2004, we further reduced our space requirements and may record a non-cash charge in future periods as we review our provision for non-utilized space consistent with Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (SFAS 146). During July 2004, we moved to our facility leased through 2017 and are currently seeking to sublease all planned unused space in both facilities to third parties. We cannot be certain that we will be able to sublease our planned unused space on favorable terms or that we will be able to sublease any or all of the unused space by the period we anticipate or at all. As of June 30, 2004, we had a $1.2 million liability related to these leases remaining on our consolidated balance sheet.

Capital Resources

As a result of our restructuring in January 2004, particularly the discontinuation of our early stage activities, we expect our recurring monthly expenses and operating losses in 2004 to be lower than we experienced during 2003, and we expect the cash, cash equivalents and short-term investments available at June 30, 2004 will be sufficient to fund our current business operations and debt service requirements until at least the end of 2006. We expect that we will need to raise substantial additional funds to continue our business activities and fund our debt service and other obligations beyond 2006. To obtain this financing, we intend to access the public or private equity or debt markets or enter into additional arrangements with corporate collaborators to whom we may issue equity or debt securities. Our outstanding convertible subordinated notes may make it more difficult for us to raise additional financing. In addition, in the future, we may not be able to maintain our listing on the Nasdaq Stock Market, which may also make it more difficult to raise additional financing.

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

Additional equity financing, however, may not be available on acceptable terms from any source as a result of, among other factors, our outstanding 6% Convertible Subordinated Notes due March 2007, our inability to achieve regulatory approval of any of our product candidates, our inability to generate revenue through our existing collaborative agreements, the existence of pending litigation involving allegations of securities fraud, and our inability to file, prosecute, defend and enforce any patent claim and or other intellectual property rights. If sufficient additional financing is not available, we may need to delay, reduce or eliminate current development programs, or reduce or eliminate other aspects of our business.

Additionally, Wyeth is required to purchase our common stock at the time of successful completion of certain product development events pursuant to the terms of our collaboration agreement. However, in the event we are not able to successfully achieve the product development events, this additional financing would not be available to us.

Debt Financing

In June 2004, we terminated our exchange offer of our proposed 6% Convertible Senior Plus Cash Notes due 2009 for up to all of the $127.9 million aggregate principal amount of our currently outstanding 6% Convertible Subordinated Notes due March 2007. In the proposed exchange offer, we would have offered up to $99.1 million aggregate principal amount of new 6% Convertible Senior Plus Cash Notes due 2009 for up to all of the $127.9 million aggregate principal amount of our currently outstanding 6% Convertible Subordinated Notes due March 2007. We also withdrew our registration statement filed in connection with our offer to the public of an additional $25 million of the Senior Plus Cash Notes for cash and will not proceed with the offer of these securities.

Through June 30, 2004 we have reduced the principal amount of our existing notes by $52.1 million and the outstanding balance of our existing notes at June 30, 2004 is $127.9 million. We have purchased an aggregate of $50.1 million in principal amount of our convertible subordinated notes for approximately $18.5 million in cash through June 30, 2004. In October and November 2003, we entered into agreements with a third party under which we issued a total of 473,054 shares of our common stock in exchange for the surrender of $2.0 million of face amount of our existing notes held by such third party. We are currently exploring alternatives to either reduce the outstanding principal amount or to restructure our convertible subordinated notes. Even if we are successful in such efforts, our outstanding convertible notes may make it more difficult for us to raise additional financing.

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

Our summary of significant accounting policies is described in Note 2 to our consolidated financial statements included in Item 8 of our most recent Annual Report on Form 10-K. Due to the nature of our business and our stage of development, we do not currently face the many complex or subjective judgments that face companies that are further along in their life cycle that may be necessary in applying accounting policies. However, we consider the following policies and estimates to be the most critical in understanding the more complex judgments that are involved in preparing our consolidated financial statements and the that could impact our results of operations, financial position, and cash flows:

•	Stock Based Employee Compensation - We apply Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25) and related interpretations in accounting for all stock-based employee compensation. We have elected to adopt only the disclosure provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (SFAS 123), as amended by Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure, an amendment of FASB Statement 123.” Had we applied SFAS 123 our net loss for the three months ended June 30, 2003 and 2004 would have increased by approximately $2.0 million and $0.8 million, respectively, and for the six months ended June 30, 2003 and 2004 would have increased by $4.0 million and $1.4 million, respectively.

•	Revenue Recognition - Our revenue from collaborative agreements consists of up-front fees, and milestone payments. We recognize revenues from these agreements consistent with Staff Accounting Bulletin No. 104, “Revenue Recognition” (SAB 104), issued by the Securities and Exchange Commission. Non-refundable upfront fees are deferred and recognized as revenue over the related performance period. We estimate our performance period based on the specific terms of each collaborative agreement, but the actual performance period may vary. We adjust the performance periods based on available facts and circumstances. Contract milestone payments related to the achievement of substantive steps or regulatory events in the development process are recognized as revenues upon the completion of the milestone event or requirement.

•	Exit or Disposal Costs - In 2003 and the six months ended June 30, 2004, we had costs for which we applied Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (SFAS 146). These costs related to exiting activities for which there was significant subjectivity and judgment and their impact on our financial condition was material.

•	During 2003, we recorded a $1.7 million charge related to an operating lease for office space which we did not expect to utilize in the foreseeable future. The charge was an estimate of the present value of the loss we would incur over the 13 years remaining on the lease, net of assumed sublease income. Management used assumptions in calculating this estimate, including operating and maintenance costs, lease payments and sublease income derived from this office space. Should we negotiate higher than expected sublease rental income agreements, reach a settlement with our lessors to be released from our existing obligations, or should our space requirements change, as described below, we could revise our estimated provision which would impact our results of future operations. Should future lease, maintenance or other costs related to these facilities exceed our estimates, we could incur additional expenses in future periods.

•	In June of 2004, as a result of the our restructuring in January 2004, we further reduced our space requirements. Consistent with SFAS 146, we reviewed our provision for unused space and determined that no adjustment was necessary as of June 30, 2004. We are currently seeking to sublease all planned unused space to third parties. We cannot be certain that we will be able to sublease our planned unused space on favorable terms or at all.

•	During the six months ended June 30, 2004, we recorded a $4.5 million charge related to severance and stock option modifications that has been or will be paid to employees as part of our 2004 restructuring of the company. The costs were accrued consistent with the provisions of SFAS 146 and we expect them to be paid by the third quarter of 2004.

As we progress in our development and move closer to product approval and commercial operations, we may face additional issues that will require increased levels of management estimation and complex judgments.

Results of Operations

Quarters ended June 30, 2004 and 2003

Overview

For the quarter ended June 30, 2004, we reported a net loss of $5.4 million compared to a net loss of $7.2 million for the same period in 2003. Net loss per share for the quarter ended June 30, 2004 was $0.20 per share, basic and diluted, compared to net loss of $0.28 per share, basic and diluted, for the same period in 2003. The decrease in net loss of $1.8 million from the second quarter of 2003 to the same period in 2004 was due primarily to reduction in headcount and operational costs resulting from our restructuring during January 2004, and an increase in revenues recognized during the quarter ended June 30, 2004.

Revenues

Revenues were approximately $1.8 million for the quarter ended June 30, 2004, compared to approximately $0.1 million during the same period in 2003. During the quarter ended June 30, 2004, we recognized revenue of approximately $1.5 million from advance payments received and amounts agreed to be paid under our option agreement with Schering-Plough. In both periods we recognized similar amounts of revenue related to advance payments from Wyeth under our collaboration agreement.

Research and Development Expenses

Research and development expenses decreased approximately $1.5 million to $3.0 million in the second quarter of 2004 from $4.5 million in the second quarter of 2003. Our research and development expenses were divided between our research and development programs in the following manner (in thousands):

	For the three months ended June 30,
	2003	2004
Direct - Core programs
CMV	$—	$824
HCV	(627)	208
Direct - Non-core programs
Common cold	137	(224)
CEMA	277	—
Indirect
Development	2,657	1,744
Discovery research	2,061	495

Total	$4,505	$3,047

Core Programs

In the quarter ended June 30, 2004, we incurred $0.8 million in direct expenses related to our CMV program. In the first quarter of 2004, we initiated two phase 1 clinical trials with maribavir to evaluate the potential for drug interactions and to evaluate the pharmacokinetics of maribavir in subjects with renal impairment, respectively. We had no expenses under this program in the second quarter of 2003, as we did not acquire the rights for its development and commercialization until August 2003.

During the second quarter of 2004, we incurred $0.2 million of direct costs related to development activities of our HCV program, which increased $0.8 million from the second quarter of 2003. These costs are net of payments from or to Wyeth made in accordance with our cost-sharing arrangement. During the second quarter of 2004, the primary drivers of these costs were phase 1 clinical trials for our current lead product candidate and predevelopment activities on a follow-on compound to our lead product candidate. During 2003, the primary drivers of costs were phase 1 clinical trials for our previous lead product candidate and predevelopment activities on follow-on compounds, one of which is the product candidate currently in phase 1 clinical trials, and also included a $0.7 million credit related to the 2003 amendment of our agreement with Wyeth.

Non Core Programs

In the quarter ended June 30, 2004, we recorded a net credit of $0.2 million related to our common cold program compared to $0.1 million in costs during the same period in 2003. In the second quarter of 2004, we incurred $0.1 million of direct expenses related to the intranasal formulation of pleconaril, our only product candidate in this program and recorded a $0.3 million credit from a revision of the estimated costs accrued for research contracts related to the oral formulation of pleconaril. We began development of the intranasal formulation in mid-2003 and incurred $0.1 million of direct expenses on its development in the second quarter of 2003. During the second quarter of 2003, we incurred $0.3 million direct expenses related to clinical and regulatory activities related to our efforts to pursue the development of pleconaril for the treatment of serious and life-threatening diseases caused by enteroviral infections (CEMA). We ceased these development activities in connection with our January 2004 restructuring and have no comparable 2004 direct costs.

Indirect Expenses

In the quarter ended June 30, 2004, we incurred $1.7 million of indirect expenses related to our development activities, which decreased $1.0 million from $2.7 million in the second quarter of 2003. This decrease is due primarily to cost savings realized as the result of our restructuring in January 2004. Included in the second quarter 2004 indirect costs is a $0.2 million charge for stock option modifications and payroll tax costs related to the January 2004 restructuring.

In the quarter ended June 30, 2004, we incurred $0.5 million of indirect expenses related to our discovery research activities which decreased from $2.1 million in the second quarter of 2003. We exited our discovery research activities in January 2004.

General and administrative expenses

General and administrative expenses for the quarter ended June 30, 2004 of approximately $2.3 million increased $0.7 million from $1.6 million in the same period in 2003. Included in the second quarter results are $0.7 million of costs related to our terminated bond offering, an increase in expenses of $0.2 million in expenses related to business development efforts undertaken during the second quarter of 2004, and a $0.2 million credit related to our January 2004 restructuring from revisions to estimates of severance and stock option modification costs and additional proceeds received from the sale of unused fixed assets.

Interest and other expenses (gains)

Interest income for the quarter ended June 30, 2004 of $0.3 million decreased $0.5 million from interest income of $0.8 million during the same period in the prior year. This decrease is due to lower invested balances. Interest expense for the quarter ended June 30, 2004 of $2.1 million remained relatively unchanged from the same period in 2003.

Six months ended June 30, 2004 and 2003

Overview

For the six months ended June 30, 2004, we reported a net loss of $22.0 million compared to a net loss of $14.1 million for the same period in 2003. Net loss per share for the six months ended June 30, 2004 was $0.83 per share, basic and diluted, compared to net loss of $0.55 per share, basic and diluted, for the same period in 2003. The increase in net loss of $7.9 million from the six months ended June 30, 2003 to the same period in 2004 was due primarily to a $9.3 million charge incurred in 2004 relating to the severance and asset impairment costs from our January 2004 restructuring. During the first quarter of 2003, we purchased $5.0 million of face value of our outstanding convertible notes for $2.1 million, resulting in a gain of $2.8 million after the write-off of related debt issue costs. There were no similar debt repurchases during the first six months of 2004. The remaining $3.0 million of net decrease in the loss relates to the operational revenues and expenses explained below.

Revenues

Revenues were approximately $3.5 million for the six months ended June 30, 2004, compared to approximately $0.3 million during the same period in 2003. During 2004, we recognized revenue of approximately $3.1 million from advance payments received and amounts agreed to be paid under our option agreement with Schering-Plough. In both periods we recognized similar amounts of revenue related to advance payments from Wyeth under our collaboration agreement.

Research and Development Expenses

Research and development expenses increased approximately $0.8 million to $11.4 million in the six months ended June 30, 2004 from $10.6 million in the same period of 2003. Our research and development expenses were divided between our research and development programs in the following manner (in thousands):

	For the six months ended June 30,
	2003	2004
Direct - Core programs
CMV	$—	$1,231
HCV	(397)	327
Direct - Non-core programs
Common cold	120	808
CEMA	535	—
Indirect
Development	5,178	5,588
Discovery research	5,157	3,459

Total	$10,593	$11,413

Core Programs

In the six months ended June 30, 2004, we incurred $1.2 million in direct expenses related to our CMV program. In the first six months of 2004, we initiated two phase 1 clinical trials with maribavir to evaluate the potential for drug interactions and to evaluate the pharmacokinetics of maribavir in subjects with renal impairment, respectively. We had no expenses under this program in the first six months of 2003, as we did not acquire the rights for its development and commercialization until August 2003.

During the six months ended June 30, 2004, we incurred $0.3 million of direct costs related to development activities of our HCV program, which increased $0.7 million from the same period in 2003. These costs are net of payments from Wyeth made in accordance with our cost-sharing arrangement. During 2004, the primary drivers of these costs were phase 1 clinical trials for our current lead product candidate and predevelopment activities on a follow-on compound to our lead product candidate. During the six months ended June 30, 2003, the primary drivers of costs were phase 1 clinical trials for our previous lead product candidate and predevelopment activities on follow-on compounds, one of which is the product candidate currently in phase 1 clinical trials and also included a $0.7 million credit related to 2003 amendment of our agreement with Wyeth.

Non Core Programs

In the six months ended June 30, 2004, we incurred $0.8 million in costs related to our common cold program compared to $0.1 million in costs during the same period in 2003. In the six months ended June 30, 2004, all non-core program direct expenses are related to the intranasal formulation of pleconaril, our only active product candidate in our non-core programs. Included in the cost is a $0.3 million credit from a revision of the estimated costs accrued for the oral formulation of pleconaril. We began development of the intranasal formulation in mid-2003 and incurred $0.1 million of direct expenses on its development in the second quarter of 2003. During the six months ended June 30, 2003, we incurred $0.5 million of direct expenses related to clinical and regulatory activities related to our efforts to pursue the development of pleconaril for the treatment of serious and life-threatening diseases caused by enteroviral infections (CEMA). We ceased these development activities in connection with our January 2004 restructuring and have no comparable 2004 direct costs.

Indirect Expenses

In the six months ended June 30, 2004, we incurred $5.6 million of indirect expenses related to our development activities, which increased $0.4 million from $5.2 million in the same period of 2003. Included in the costs recorded in 2004 are $1.7 million in severance costs from our January 2004 restructuring.

In the six months ended June 30, 2004, we incurred $3.5 million of indirect expenses related to our discovery research activities, which decreased from $5.2 million in the same period of 2003. We exited our discovery research activities in January 2004. Included in the 2004 indirect costs is a $1.9 million charge for severance and related costs of the January 2004 restructuring.

General and administrative expenses

General and administrative expenses for the six months ended June 30, 2004 of approximately $10.6 million increased $7.1 million from $3.5 million in the same period in 2003. This increase was primarily due to $5.7 million in severance stock option modification costs and asset impairment costs that were the result of the January 2004 restructuring, $0.6 million in costs related to our terminated bond restructuring, an increase in expenses of $0.3 million related to business development efforts undertaken during 2004, and $0.4 million in increased public company and other expenses.

Interest and other expenses (gains)

Interest income for the six months ended June 30, 2004 of $0.6 million decreased $0.5 million from interest income of $1.1 million during the same period in the prior year. This is due to lower invested balances. Interest expense for the six months ended June 30, 2004 of $4.2 million remained relatively unchanged when compared to the same period in 2003.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

Our holdings of financial instruments are comprised of a mix of U.S. corporate debt, government securities and commercial paper. All such instruments are classified as securities available for sale. Our debt security portfolio represents funds held temporarily pending use in our business and operations. We manage these funds accordingly. Our primary investment objective is the preservation of principal, while at the same time maximizing the generation of investment income. We seek reasonable assuredness of the safety of principal and market liquidity by investing in cash equivalents (such as Treasury bills and money market funds) and fixed income securities (such as U.S. government and agency securities, municipal securities, taxable municipals, and corporate notes) while at the same time seeking to achieve a favorable rate of return. Our market risk exposure consists principally of exposure to changes in interest rates. Our holdings are also exposed to the risks of changes in the credit quality of issuers. Historically, we have typically invested in financial instruments with maturities of less than one year. The carrying amount and the annualized weighted average nominal interest rate of our investment portfolio at June 30, 2004 was approximately $101.6 million and approximately 1.0%, respectively.

At June 30, 2004, we had outstanding $127.9 million of 6% convertible subordinated notes due March 2007. The notes are convertible into shares of our common stock at a price of $109 per share, subject to certain adjustments. The notes bear interest at a rate of 6% per annum, payable semi-annually in arrears, and can be redeemed by us, at certain premiums over the principal amount. At July 30, 2004, the market value of our convertible subordinated notes was approximately $70.3 million, based on quoted market prices. The fair value of our convertible subordinated notes is dependant upon, among other factors, the fair value of our common stock and prevailing market interest rates.

ITEM 4. Controls and Procedures

(a) An evaluation was performed under the supervision and with the participation of the Company’s management, including its Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, of the effectiveness of the Company’s disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of June 30, 2004. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported as specified in Securities and Exchange Commission rules and forms.

(b) There were no significant changes in the Company’s internal control over financial reporting identified in connection with the evaluation of such controls that occurred during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. - OTHER INFORMATION

ITEM 1. Legal Proceedings

In March and May 2002, we and certain of our directors were named as defendants in purported class actions filed in the United States District Court for the Eastern District of Pennsylvania. In July 2002, these actions were consolidated into a single complaint, which also named certain of our officers as defendants. The plaintiffs in these actions have alleged that certain statements by us about Picovir® were misleading. A judgment against us could materially exceed the coverage which may be available under our directors’ and officers’ liability insurance. We filed a motion to dismiss this action in August 2002. In April 2003, the court granted in part and denied in part our motion to dismiss the consolidated complaint.

In March 2004, we entered into an agreement in principle with plaintiffs’ counsel to settle this litigation. The parties to the litigation then entered into a stipulation and agreement of the settlement dated June 29, 2004. Under the terms of the settlement, our insurance carriers assumed the obligation to pay the settlement amount of $9 million from our insurance coverage. The settlement will therefore not result in the payment of any funds by us. On July 12, 2004, the Court issued an order granting preliminary approval of the settlement. However, the proposed settlement is still subject to final approval of the court. If the proposed settlement does not receive final approval by the Court, then the range of possible resolutions of these proceedings could include judgments against us or our directors or officers or settlements that could require substantial payments by us, which could have a material adverse impact on our financial position, results of operations and cash flows. To date no liability related to this matter has been reflected in our consolidated balance sheet as the proposed settlement is within the limits of our insurance coverage and will be paid directly by the insurance company. These proceedings might require substantial attention of our management team and therefore divert time and attention from our business and operations.

ITEM 4. Submission of Matters to a Vote of Security Holders

On May 21, 2004, we held our annual stockholders meeting. In connection with the stockholders meeting, we solicited proxies for the election of Mr. Michel de Rosen and Dr. William Claypool as our class II directors. The record date for determining the stockholders entitled to receive notice of, and vote at, the meeting was April 2, 2004. We had 26,509,723 shares of our common stock outstanding on the record date for the meeting, of which a total of 21,688,067 shares were represented at the stockholders meeting by proxy. Such shares were voted at the stockholders meeting as follows:

	Number of Votes
Director Name	FOR	WITHHELD
Mr. Michel de Rosen	20,711,849	976,218
Dr. William Claypool	20,705,305	982,762

Mr. Paul Brooke, Mr. Robert Glaser, Mr. Michael Dougherty and Dr. Frank Baldino, Jr. are the class I and III directors whose terms continued after the annual meeting.

ITEM 5. Other Information

On May 24, 2004, we received a notice from Nasdaq stating that our market value had fallen below the $50 million market value requirement set forth in Marketplace Rule 4450(b)(1)(A) for the previous 10 consecutive trading days, and were afforded a standard 30-day grace period through June 23, 2004 to regain compliance. On June 24, 2004, we received notice from Nasdaq that we had not regained compliance, and would be subject to removal from the Nasdaq National Market. We filed a request for a hearing to appeal the Nasdaq staff’s determination. The hearing was held on July 29, 2004. At that hearing, we presented a plan to the Nasdaq Listing Qualifications Panel for regaining compliance with the Nasdaq listing rules. Our stock will continue to be traded on the Nasdaq National Market pending a final decision by the Nasdaq Listing Qualifications Panel. There can be no assurance the Nasdaq Listing Qualifications Panel will grant our request for continued listing on the Nasdaq National Market. We may also apply to transfer our listing to the Nasdaq SmallCap Market. There can be no assurance the Nasdaq Listing Qualifications Panel will approve any application that we may submit to list on the Nasdaq SmallCap Market.

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

We filed the following Current Reports on Form 8-K during the quarter ended June 30, 2004:

(i)	We filed a Current Report on Form 8-K dated June 28, 2004 to report, pursuant to Item 5, that we received a determination letter from the Nasdaq indicating that we did not comply with the minimum $50 million market value requirement for continued listing on the Nasdaq National Market, as set forth in Market place Rule 4450(b)(1)(A), and that we intended to file a request for a hearing to appeal the Nasdaq staff’s determination

(ii)	We filed a Current Report on Form 8-K dated May 26, 2004 to report, pursuant to Item 5, that we had been notified by Nasdaq that we did not meet the continued listing requirements for the Nasdaq National Market and reported that we had until June 23, 2004 to regain compliance.

(iii)	We filed a Current Report on Form 8-K dated May 25, 2004 to report, pursuant to Item 5 and Item 7, to provide an update on intranasal pleconaril.

(iv)	We filed a Current Report on Form 8-K dated May 4, 2004, to update, pursuant to Item 5, the capitalization table included in our Registration Statement on Form S-4 (No. 333-113790) and our Registration Statement on Form S-3 (No. 333-113791) and also furnished our announcement of financial results for the quarter ended March 31, 2004 pursuant to Item 12.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VIROPHARMA INCORPORATED

Date: August 5, 2004	By:	/s/ MICHEL DE ROSEN
Michel de Rosen
President, Chief Executive Officer and Chairman of the Board of Directors
(Principal Executive Officer)

	By:	/s/ VINCENT J. MILANO
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