Form 10-Q
period 2004-09-30
VIROPHARMA INC
filed 2004-11-08
CIK 946840

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

or

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

Number of shares outstanding of the issuer’s Common Stock, par value $.002 per share, as of November 1, 2004: 26,732,217 shares.

VIROPHARMA INCORPORATED

INDEX

		Page
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements:

Consolidated Balance Sheets (unaudited) at December 31, 2003 and September 30, 2004		3

Consolidated Statements of Operations (unaudited) for the three months ended September 30, 2003 and 2004, nine months ended September 30, 2003 and 2004 and the period from December 5, 1994 (Inception) to September 30, 2004		4

Consolidated Statements of Cash Flows (unaudited) for the nine months ended September 30, 2003 and 2004 and the period from December 5, 1994 (Inception) to September 30, 2004		5

Notes to Consolidated Financial Statements (unaudited)		6

Important Information About Forward-Looking Statements		11

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12

	Risk Factors	26

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	44

Item 4.	Controls and Procedures	44

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	44

Item 6.	Exhibits	45

Signatures		45

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ViroPharma Incorporated

(A Development Stage Company)

Consolidated Balance Sheets

(unaudited)

December 31, 2003 and September 30, 2004

	December 31, 2003	September 30, 2004

Assets
Current assets:
Cash and cash equivalents	$12,969,261	$13,536,350
Short-term investments	108,179,330	83,094,586
Notes receivable from officers	88,743	22,186
Other current assets	2,392,037	2,031,168

Total current assets	123,629,371	98,684,290
Equipment and leasehold improvements, net	7,212,493	1,112,344
Debt issue costs, net	1,908,860	1,456,762
Other assets	94,458	210,913

Total assets	$132,845,182	101,464,309

Liabilities and Stockholders’ deficit
Current liabilities:
Loans payable	$8,334	$—
Due to partners	—	546,000
Accounts payable	649,561	254,873
Accrued expenses and other current liabilities	6,800,484	3,373,099
Deferred revenue-current	3,074,245	563,637

Total current liabilities	10,532,624	4,737,609
Convertible subordinated notes	127,900,000	127,900,000
Deferred revenue-noncurrent	1,127,273	704,545
Other liabilities	794,580	607,740

Total liabilities	140,354,477	133,949,894

Commitments and Contingencies
Stockholders’ deficit:
Preferred stock, par value $0.001 per share. 5,000,000 shares authorized; Series A convertible participating preferred stock; no shares issued and outstanding	—	—
Series A junior participating preferred stock; 200,000 shares designated; no shares issued and outstanding	—	—
Common stock, par value $0.002 per share. 100,000,000 shares authorized; issued and outstanding 26,462,738 at December 31, 2003 and 26,666,710 at September 30, 2004	52,925	53,333
Additional paid-in capital	250,320,035	250,656,373
Deferred compensation	(209,654)	(11,287)
Accumulated other comprehensive loss	(101,343)	(287,944)
Deficit accumulated during the development stage	(257,571,258)	(282,896,060)

Total stockholders’ deficit	(7,509,295)	(32,485,585)

Total liabilities and stockholders’ deficit	$132,845,182	$101,464,309

See accompanying notes to unaudited consolidated financial statements.

ViroPharma Incorporated

(A Development Stage Company)

Consolidated Statements of Operations

(unaudited)

Three months ended September 30, 2003 and 2004, nine months ended September 30, 2003 and 2004 and the period from December 5, 1994 (Inception) to September 30, 2004

	Three months ended September 30,		Nine months ended September 30,		Period from December 5, 1994 (Inception) to September 30, 2004
	2003	2004	2003	2004
Revenues:
License fee and milestone revenue	$140,909	$373,775	$450,126	$2,925,749	$18,727,990
Grant revenue	—	24,025	—	278,301	1,216,058
Other revenue	76,825	—	110,825	696,417	1,016,942

Total revenues	217,734	397,800	560,951	3,900,467	20,960,990

Continuing operating expenses incurred in the development stage:
Research and development	7,002,849	1,953,442	17,485,811	13,365,977	229,505,164
Acquisition of technology rights	3,500,000	—	3,500,000	—	20,000,000
Marketing	—	—	—	—	23,360,873
General and administrative	3,759,221	1,764,501	7,366,456	12,321,452	58,718,589

Total operating expenses	14,262,070	3,717,943	28,352,267	25,687,429	331,584,626

Gain on repurchase of debt, net	—	—	2,805,337	—	31,527,142
Gain on sale of biodefense assets, net	—	1,715,000	—	1,715,000	1,715,000
Interest income	384,406	347,333	1,493,633	974,709	35,794,879
Interest expense	2,101,813	2,072,931	6,350,727	6,227,549	47,650,008

Loss from continuing operations	(15,761,743)	(3,330,741)	(29,843,073)	(25,324,802)	(289,236,623)

Discontinued operations:
Income from discontinued sales operations	—	—	—	—	6,340,563

Net loss	$(15,761,743)	$(3,330,741)	$(29,843,073)	$(25,324,802)	$(282,896,060)

Basic and diluted net loss per share	$(0.61)	$(0.13)	$(1.16)	$(0.95)

Shares used in computing basic and diluted loss per share amounts	25,889,001	26,612,045	25,834,608	26,529,541

See accompanying notes to unaudited consolidated financial statements.

ViroPharma Incorporated

(A Development Stage Company)

Consolidated Statements of Cash Flows

(unaudited)

Nine months ended September 30, 2003 and 2004 and the

period from December 5, 1994 (Inception) to September 30, 2004

	Nine months ended September 30,		Period from December 5, 1994 (Inception) to September 30, 2004
	2003	2004
Cash flows from operating activities:
Net loss	$(29,843,073)	$(25,324,802)	$(282,896,060)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash gain on sale of sales force	—	—	(15,410,000)
Gain on sale of biodefense assets, net	—	(1,715,000)	(1,715,000)
Non-cash gain on reduction of convertible subordinated notes	(2,875,000)	—	(32,449,373)
Non-cash settlement of interest payable related to note reduction	—	—	23,501
Write-off of deferred financing costs on reduction of notes	69,663	—	922,231
Non-cash charge for lease costs	1,650,000	—	1,650,000
Non-cash acquisition of technology rights	—	—	16,500,000
Non-cash compensation expense	135,269	198,367	2,366,010
Non-cash warrant value	—	—	153,751
Non-cash consulting expense	—	—	46,975
Non-cash interest expense	460,067	452,098	3,346,424
Non-cash asset impairment from restructuring	—	4,781,788	6,298,960
Depreciation and amortization expense	1,658,362	392,043	8,511,159
Changes in assets and liabilities:
Notes receivable from officers	65,557	66,557	(22,186)
Due (from) to partners	(1,255,778)	546,000	546,000
Other current assets	1,349,442	360,869	(2,031,168)
Other assets	48,558	(116,455)	(210,913)
Accounts payable	(659,915)	(394,688)	254,873
Accrued expenses and other current liabilities	(840,450)	(3,427,385)	12,517,678
Deferred revenue	(446,366)	(2,933,336)	1,268,182
Other liabilities	—	(186,840)	9,813,160

Net cash used in operating activities	(30,483,664)	(27,300,784)	(270,515,796)

Cash flows from investing activities:
Purchase of equipment and leasehold improvements	$(904,303)	$(480,885)	$(17,526,203)
Proceeds from sale of equipment	—	1,407,203	1,603,740
Proceeds from sale of biodefense assets, net	—	700,000	700,000
Purchases of short-term investments	(95,814,267)	(114,978,065)	(1,281,142,788)
Sales of short-term investments	—	—	9,680,414
Maturities of short-term investments	121,453,017	140,891,208	1,189,094,843

Net cash provided by (used in) investing activities	24,734,447	27,539,461	(97,589,994)

Cash flows from financing activities:
Net proceeds from issuance of preferred stock	$—	$—	$27,242,143
Net proceeds from issuance of common stock	38,350	336,746	199,235,707
Preferred stock cash dividends	—	—	(1,254,294)
Proceeds from loans payable and milestone advance	—	—	2,100,000
Payment of loans payable	(91,622)	(8,334)	(2,100,000)
Repurchase of convertible subordinated notes	(2,125,000)	—	(18,500,125)
Proceeds received on notes receivable	—	—	1,625
Gross proceeds from notes payable	—	—	180,692,500
Issuance costs on notes payable	—	—	(5,725,416)
Payment of notes payable	—	—	(50,000)

Net cash (used in) provided by financing activities	(2,178,272)	328,412	381,642,140

Net (decrease) increase in cash and cash equivalents	(7,927,489)	567,089	13,536,350
Cash and cash equivalents at beginning of period	15,987,056	12,969,261	—

Cash and cash equivalents at end of period	$8,059,567	$13,536,350	$13,536,350

Supplemental disclosure of non-cash transactions:
Conversion of Note Payable to Series A and Series B Preferred Stock	$—	$—	$642,500
Conversion of mandatorily redeemable convertible preferred stock to common shares	—	—	16,264,199
Notes issued for 828,750 common shares	—	—	1,625
Deferred compensation	—	—	2,222,158
Forfeiture of restricted stock	—	—	126,511
Accretion of redemption value attributable to mandatorily redeemable converted common stock	—	—	1,616,445
Conversion of milestone advance to loan payable	—	—	1,000,000
Unrealized gains (losses) on available for sale securities	(113,127)	(186,601)	(287,944)
Stock received from sale of biodefense assets	—	(1,015,000)	(1,015,000)
Issuance of common stock in note reduction	—	—	1,150,502
Issuance of common stock to Aventis Pharmaceuticals Inc.	—	—	4,590,000
Settlement of milestone advances to Aventis Pharmaceuticals Inc.	—	—	20,000,000

Supplemental disclosure of cash flow information:
Cash paid for interest	$7,944,000	$7,674,000	$43,255,443

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

The Company is devoting substantial effort towards conducting drug development, conducting clinical trials, pursuing business development opportunities, pursuing regulatory approval for products under development, and raising capital. The Company has earned no significant revenue from product sales and has not achieved profitable operations or positive cash flow from operations. The Company’s deficit accumulated during the development stage aggregates $282.9 million through September 30, 2004. There is no assurance that profitable operations can ever be achieved, and even if achieved, could be sustained on a continuing basis.

The Company plans to continue to finance its operations with a combination of cash, cash equivalents, and short-term investments, revenues from sales of Vancocin®, following the closing of the acquisition of Vancocin that was announced in October 2004 (see note 8), stock issuances and debt issuances, as available, license payments, payments from strategic research and development arrangements when and if agreed upon milestones are achieved and, in the longer term, revenues from other product sales or collaborations, if its planned products are commercialized or if it is successful in acquiring additional marketed products through its business development efforts. There are no assurances, however, that the Company will be successful in obtaining regulatory approval for any of its product candidates, in obtaining an adequate level of financing needed for the long-term development and commercialization of its product candidates or in acquiring additional marketed products through its business development efforts.

In October 2004, the Company signed an agreement to acquire all rights in the United States and its territories to manufacture, market and sell Vancocin Pulvules® , the oral capsule formulation of Vancocin (vancomycin hydrochloride), as well as rights to certain related Vancocin products, from Eli Lilly and Company (“Lilly”). Oral Vancocin is a potent antibiotic approved by the U.S. Food and Drug Administration to treat antibiotic-associated pseudomembranous colitis caused by Clostridium difficile and enterocolitis caused by Staphylococcus aureus (including methicillin-resistant strains). Lilly will retain its rights to vancomycin outside of the United States and its territories. The acquisition is subject to customary closing conditions, including the expiration or early termination of the Hart-Scott-Rodino waiting period (see note 8 for additional information regarding the acquisition transaction and financing). ViroPharma received notice of early termination of the Hart-Scott-Rodino waiting period. Should this acquisition successfully close, the Company expects that it will no longer be a development stage company. The Company expects this transaction to close by mid-November 2004.

Basis of Presentation

The consolidated financial information at September 30, 2004, and for the three months and nine months ended September 30, 2003 and 2004 and for the period from December 5, 1994 (inception) to September 30, 2004, is unaudited but includes all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary to state fairly the consolidated financial information set forth therein in accordance with accounting principles generally accepted in the United States of America. The interim results are not necessarily indicative of results to be expected for the full fiscal year. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2003 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission.

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

ViroPharma Incorporated

(A Development Stage Company)

Notes to Consolidated Financial Statements

(2) Comprehensive Loss

In the Company’s annual consolidated financial statements, comprehensive loss is presented as a separate financial statement. For interim consolidated financial statements, the Company is permitted to disclose the information in the footnotes to the consolidated financial statements. The disclosures are required for comparative purposes. The only comprehensive loss item the Company has is unrealized gains and losses on available for sale securities. The following reconciles net loss to comprehensive loss for the three and nine months ended September 30, 2003 and 2004:

	Three months ended September 30,		Nine months ended September 30,
	2003	2004	2003	2004
Net loss	$(15,761,743)	$(3,330,741)	$(29,843,073)	$(25,324,802)
Other comprehensive loss:
Unrealized losses on available for sale securities	(226,448)	(90,642)	(113,127)	(186,601)

Comprehensive loss	$(15,988,191)	$(3,421,383)	$(29,956,200)	$(25,511,403)

(3)	Subordinated Convertible Notes

During the nine months ended September 30, 2003, the Company recognized a $2.8 million gain, after the write-off of $0.1 million of deferred financing costs, related to the purchase of $5.0 million of principal amount of its outstanding 6% Convertible Subordinated Notes due March 2007 (the “Subordinated Convertible Notes”). The gain is classified as gain on repurchase of debt, net, and there were no comparable reductions in the Company’s outstanding Subordinated Convertible Notes during 2004. Through September 30, 2004, the Company has reduced its outstanding Subordinated Convertible Notes by $52.1 million of principal amount. In September 2004, the Company’s Board authorized the Notes Repurchase Committee of the Board to approve the issuance of up to 5,000,000 shares of its common stock in exchange for the surrender of Subordinated Convertible Notes from time to time. The Company’s ability to issue these shares in exchange for Subordinated Convertible Notes is subject to certain limitations. There can be no assurance that it will purchase or otherwise acquire any of the Subordinated Convertible Notes at prices favorable to the Company or at all.

(4)	Stock Compensation

The Company accounts for its stock option plans in accordance with the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25), and related interpretations. As such, compensation cost for employees and directors is measured on the date of grant for fixed options as the excess of the current market price of the underlying stock over the exercise price. Such compensation amounts are amortized over the respective vesting periods of the option grant. Any charge to operations for variable options with performance criteria is affected each reporting period by changes in the fair value of the Company’s common stock. The Company adopted the disclosure provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” (SFAS 123) which permits entities to provide pro forma net income (loss) and pro forma earnings (loss) per share disclosures for employee stock option grants as if the fair-value based method defined in SFAS 123 had been applied. In addition, the Company adopted the revised disclosure requirements under Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure, an amendment of SFAS 123.”

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

ViroPharma Incorporated

(A Development Stage Company)

Notes to Consolidated Financial Statements

The Company applies APB Opinion No. 25 in accounting for its stock options granted to employees and directors. Had the Company determined compensation cost for options granted to employees and directors based on the fair value at the grant date under SFAS 123, the Company’s net loss and net loss per share would have been increased to the pro forma amounts under SFAS 123 indicated below:

	For the three months ended September 30,		For the nine months ended September 30,
	2003	2004	2003	2004
Net income (loss):
As reported	$(15,761,743)	$(3,330,741)	$(29,843,073)	$(25,324,802)
Add: stock-based employee compensation expense included in net loss	—	—	—	164,400

Deduct: total stock-based employee compensation expense determined under the fair value-based method for all employee and director awards	(1,695,556)	(680,936)	(5,744,134)	(2,240,619)

Pro forma under SFAS No. 123	$(17,457,299)	$(4,011,677)	$(35,587,207)	$(27,401,021)

Net loss per share:
Basic and diluted:
As reported	$(0.61)	$(0.13)	$(1.16)	$(0.95)

Pro forma under SFAS No. 123	$(0.67)	$(0.15)	$(1.38)	$(1.03)

(5) Restructuring

In January 2004, the Company announced that it had restructured its organization to focus its resources on the advancement and development of later stage products. As a result of this restructuring, the Company has reduced its workforce by 70% from December 2003 levels. This reduction is the result of the Company discontinuing its early stage activities, including discovery research and most internal preclinical activities, and reductions in clinical development and general and administrative personnel. During the first nine months of 2004, the Company included approximately $9.2 million of severance and asset impairment costs related to this restructuring in its loss from continuing operations. The following table reflects the charges recorded, payments made, and liability remaining at September 30, 2004 (in thousands):

	Research and Development	G&A	Total
Restructuring charges:
Severance	$3,579	$922	$4,501
Asset impairments	—	5,169	5,169
Additional proceeds from the sale of unused fixed assets	—	(422)	(422)

Total	$3,579	$5,669	$9,248

Activity related to restructuring charges through September 30, 2004:
Severance payments			$(4,437)
Asset impairments recorded to accumulated depreciation			(4,782)

Remaining payments as of September 30, 2004			$29

As of September 30, 2004, the restructuring accrual consists of severance related payments. The balance of these obligations was substantially paid by the end of the third quarter of 2004. In the second quarter of 2004, the Company recorded an additional charge of $0.4 million for the acceleration of options upon the separation of two executives as well as other charges for employee separations. In addition, the Company adjusted its restructuring charge as a result of receiving $0.4 million in additional proceeds from the sale of unused fixed assets.

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

As a result of the Company’s restructuring in January 2004, it further reduced its space requirements and may record a non-cash charge in future periods as it periodically reviews its provision for non-utilized space consistent with Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (SFAS 146). During July 2004, the Company moved all of its operations to the facility leased through 2017 and is currently seeking to sublease all planned unused space in both facilities to third parties. Consequently, in the third quarter of 2004, the Company reversed the remaining accrual from the third quarter of 2003 and established a new provision based upon the new lease requirements. There was no net charge recorded in the consolidated statement of operations. The Company cannot be certain that it will be able to sublease its planned unused space on favorable terms or that the Company will be able to sublease any or all of its unused space by the period it anticipates or at all. As of September 30, 2004, the Company had a $0.9 million liability related to this issue remaining on the consolidated balance sheet.

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

In March 2004, the Company entered into an agreement in principle with plaintiffs’ counsel to settle this litigation. The parties subject to the litigation then entered into a stipulation and agreement of the settlement dated June 29, 2004. Under the terms of the settlement, the Company’s insurance carriers assumed the obligation to pay the settlement amount of $9.0 million from the Company’s insurance coverage. The settlement will therefore not result in the payment of any funds by the Company. On July 12, 2004, the Court issued an order granting preliminary approval of the settlement. However, the proposed settlement is still subject to final approval of the court. A hearing on the proposed settlement was held in November 2004. If the proposed settlement does not receive final approval by the Court, then the range of possible resolutions of these proceedings could include judgments against the Company or its directors or officers or settlements that could require substantial payments by the Company, which could have a material adverse impact on its financial position, results of operations and cash flows. To date no liability related to this matter has been reflected in the Company’s consolidated balance sheet as the proposed settlement is within the limits of the Company’s insurance coverage and will be paid directly by the Company’s insurers. These proceedings might require substantial attention of the Company’s management team and therefore divert time and attention from the Company’s business and operations.

(8) Subsequent Event – Vancocin Acquisition

In October 2004, the Company signed an agreement to acquire all rights in the United States and its territories to manufacture, market and sell Vancocin Pulvules, the oral capsule formulation of Vancocin, as well as rights to certain related Vancocin products, from Lilly. Oral Vancocin is a potent antibiotic approved by the U.S. Food and Drug Administration to treat antibiotic-associated pseudomembranous colitis caused by Clostridium difficile and enterocolitis caused by Staphylococcus aureus (including methicillin-resistant strains). Lilly will retain its rights to vancomycin outside of the United States and its territories.

Through this acquisition, ViroPharma will acquire certain know-how related to manufacturing of the product, the Vancocin trademark, starting material inventory, the active NDA for Vancocin Pulvules, as well as additional rights relating to the injectable and oral solution formulations of vancomycin. In addition, ViroPharma will receive certain related intellectual property and other information and materials required to continue marketing the brand in the United States and its territories.

ViroPharma Incorporated

(A Development Stage Company)

Notes to Consolidated Financial Statements

At closing, ViroPharma and Lilly will enter into a supply agreement and a transition services agreement. The process of qualifying a third party supply chain will be ongoing during the term of the supply agreement. Following the transition period, ViroPharma will assume responsibility for product inventory, sales, marketing and distribution of the Vancocin Pulvules brand. The transaction is subject to customary closing conditions, including the expiration or early termination of the Hart-Scott-Rodino waiting period. ViroPharma received notice of early termination of the Hart-Scott-Rodino waiting period. ViroPharma expects the transaction to close by mid-November 2004.

Under the terms of the agreement, at closing ViroPharma will pay an upfront cash payment of $116.0 million, comprised of $53.5 million from ViroPharma’s existing cash reserves and $62.5 million gross proceeds from the issuance of $62.5 million aggregate principal amount of Senior Secured Bridge Notes due 2005 (the “Senior Notes”) and warrants to purchase 5 million shares of the Company’s common stock at $0.01 per share (the “Warrants”). The Senior Notes and the Warrants will be automatically exchanged for 6% Convertible Senior Secured Notes due October 2009 (the “Senior Convertible Notes”) following stockholder approval of the issuance of the Senior Convertible Notes. In addition, ViroPharma will pay Lilly royalties on annual net sales of Vancocin within certain defined levels of sales occurring between 2005 and 2011. The Company expects to spend $1.9 million in fees related to this transaction.

To partially finance the acquisition of the product, ViroPharma issued the Senior Notes and the Warrants. The offering, which was made to selected qualified institutional investors in a private placement under Regulation D of the Securities Act of 1933, closed into an escrow account and the proceeds will be released at the closing of the Vancocin acquisition. Following the closing of the acquisition, the Senior Notes will be secured by a first lien on our vancomycin assets which are primarily related to the manufacture, production, preparation, packaging or shipment of vancomycin products and all proceeds of such assets, including accounts receivable generated from the sale of such vancomycin products. The Senior Notes and the Warrants are automatically exchanged into the Senior Convertible Notes upon stockholder approval of the issuance of such Senior Convertible Notes. The Senior Notes and the Warrants would no longer be outstanding after the exchange occurs. Interest on the Senior Notes is payable monthly at an annual rate of 10% until February 2005 and will increase by 2% each month thereafter until the maturity date of October 2005, unless the Senior Notes have been exchanged for the Senior Convertible Notes. One full year of interest payable on the Senior Notes was also placed into escrow and will be released as interest payments become due. Upon stockholder approval of the issuance of the Senior Convertible Notes, the outstanding Senior Notes and the Warrants will be automatically exchanged for an aggregate principal amount of the Senior Convertible Notes which is equal to the aggregate principal amount of Senior Notes then outstanding. Interest on the Senior Convertible Notes will be payable semi-annually at an annual rate of 6% and the Senior Convertible Notes will have a maturity date of October 2009.

The Company will record this transaction as an asset purchase with the purchase price and related transaction costs allocated to specific tangible and intangible assets. The assets will be amortized over the related useful life, if not indefinitely.

(9) Subsequent Event – Schering-Plough License Agreement

In November 2004, ViroPharma announced that Schering-Plough Corporation (“Schering-Plough”) and ViroPharma entered into a license agreement under which Schering-Plough has assumed responsibility for all future development and commercialization of pleconaril. Other than transitioning the technology to Schering-Plough, ViroPharma will have no further continuing operational involvement with the development and commercialization of the intranasal formulation of pleconaril for the treatment of the common cold. Upon the effective date of the agreement, Schering-Plough will pay ViroPharma an initial license fee of $10 million and thereafter will purchase ViroPharma’s existing inventory of bulk drug substance for up to an additional $6 million. ViroPharma will also be eligible to receive up to an additional $65 million in milestone payments upon achievement of certain targeted regulatory and commercial events, as well as royalties on Schering-Plough’s sales of intranasal pleconaril in the licensed territories. The agreement will become effective after the expiration or early termination of the Hart-Scott-Rodino waiting period.

(10) Sale of Biodefense Assets

During the third quarter of 2004, ViroPharma sold certain of its early stage biodefense assets, including compounds, assays and other intellectual property related to the development of antiviral drugs targeting the smallpox virus and viral hemorrhagic fever viruses, to SIGA Technologies, Inc. (“SIGA”), a company that focuses on the development of products for the prevention and treatment of infectious diseases, with an emphasis on products for biological warfare defense. As consideration for such assets, SIGA paid ViroPharma $1.0 million in cash and issued ViroPharma 1.0 million shares of SIGA common stock. The shares received were accounted for as available-for-sale securities and marked to market as of September 30, 2004 in accordance with SFAS 115, “Accounting for Certain Debt and Equity Securities”. The total net gain recognized by the Company was $1.7 million on the date of the transactions, which was net of broker fees.

IMPORTANT INFORMATION ABOUT FORWARD-LOOKING STATEMENTS

Our disclosure and analysis in this report contains some forward-looking statements. Forward-looking statements give our current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current facts. They use words such as “anticipate”, “estimate”, “expect”, “project”, “intend”, “plan”, “believe” and other words and terms of similar meaning in connection with any discussion of future operating or financial performance. These forward-looking statements include the statements in this report on Form 10-Q about:

•	our expectation that Vancocin® will generate significant cash flows, and should allow us to substantially fund all of our ongoing development and operating costs over the next several years;

•	our expectation that we will hold a stockholders’ meeting seeking the approval to issue 6% Convertible Senior Secured Notes due October 2009 (the “Senior Convertible Notes”) in exchange for the Senior Secured Bridge Notes due 2005 (the “Senior Notes”) and warrants to purchase 5 million shares of our common stock at $0.01 per share (the “Warrants”) issued to fund a portion of the purchase price for the Vancocin acquisition;

•	our belief that we would likely be able to restructure or refinance the Senior Notes prior to their maturity date if our stockholders do not approve the issuance of the Senior Convertible Notes;

•	our plans to continue to focus on later stage opportunities in order to accelerate our path toward becoming a profitable pharmaceutical company by generating revenues, and achieve profitability, sooner;

•	our plans to continue to build franchises in narrowly focused prescribing groups such as transplant and gastroenterology;

•	our plans to continue to expand these franchises with the acquisition of additional products;

•	the timing of anticipated events in our CMV, HCV and intranasal pleconaril programs;

•	the results of our product development efforts, including results from clinical trials;

•	our estimate of future direct and indirect expenses for 2004;

•	our ability to raise additional financing and service or otherwise manage our debt obligations;

•	our plans to sublease all unused office and lab space at the rates and/or timeframes that we have estimated, or at all; and

•	our expectation that our cash, cash equivalents and short-term investments that will be available following the closing of our acquisition of Vancocin, together with our expected cash flows from Vancocin sales and the proceeds from the Senior Notes financing closed in October 2004 to fund a portion of the purchase price for the Vancocin acquisition, should be sufficient to fund our planned business operations and debt service requirements through at least the end of 2006.

Our actual results could differ materially from those results expressed in, or implied by, these forward-looking statements. We may not have sufficient resources to execute our plans, and our actual revenues and expenses over the period described in this report may vary depending on a variety of factors, including: the cost of retiring or refinancing the Senior Notes if our stockholders do not approve the issuance of the new Senior Convertible Notes in exchange for the Senior Notes and the Warrants issued to fund a portion of the purchase price for the Vancocin acquisition; sales of Vancocin may fall materially below the historical sales generated by the product; the cost of acquiring additional new product opportunities as a result of business development efforts; the actual cost of conducting clinical trials; the outcome of clinical trials in our CMV and HCV programs, and our resulting right to receive or obligation to pay milestone payments under collaborations relating to those programs; and the costs associated with ongoing litigation. Also, we will face intense competition in acquiring additional products to expand further our product portfolio. Many of the companies and institutions that we will compete with in acquiring additional products to expand further our product portfolio have substantially greater capital resources, research and development staffs and facilities than we have, and substantially greater experience in conducting business development activities.

The commercial sale of approved pharmaceutical products, and conducting clinical trials for investigational pharmaceutical products, are subject to risks and uncertainties. There can be no assurance that future Vancocin sales will meet or exceed the historical rate of sales for the product, planned clinical trials can be initiated, or that planned or ongoing clinical trials can be successfully concluded or concluded in accordance with our anticipated schedule. We may need additional financing in order to acquire new products in connection with our plans as described in this report.

Our outstanding indebtedness may make it more difficult for us to raise additional financing and we may not be able to service our debt obligations. In addition, in the future we may not be able to maintain our listing on the Nasdaq Stock Market.

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

You should read this report on Form 10-Q, including the risk factors detailed in this report, in combination with the Management’s Discussion and Analysis of Financial Condition and Results of Operations and the description of our business included in our Annual Report on Form 10-K for the year ended December 31, 2003.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Background

We are a development stage pharmaceutical company focused on the development and commercialization of products that address serious diseases treated by physician specialists and in hospital settings. Since commencing operations in December 1994 and through September 30, 2004, we have devoted substantially all of our resources to our product development programs, debt service, business development, sales and marketing activities and our former early stage research activities. We have generated no revenues from sales of our own products and have been dependent upon funding primarily from equity and debt financing. We have not been profitable from product sales since inception and have incurred a cumulative net loss of $282.9 million through September 30, 2004. Losses have resulted principally from costs incurred in research and development activities, write-off of acquired technology rights, general and administrative expenses, debt service and sales and marketing expenses. We expect to incur additional net losses over the next several years.

Business Developments

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

We intend to build franchises within narrowly focused prescribing groups. Initially we will focus on the transplant and gastroenterology areas, using our two core clinical programs in cytomegalovirus (CMV) infections related to hematopoietic stem cell (bone marrow) transplantation, and hepatitis C (HCV) infection, as foundations for that effort. To expand further our product portfolio, we plan to seek additional products for diseases treated by physician specialists and in hospital settings to complement the markets that we hope our CMV and HCV programs will serve. To build these franchises we intend to:

•	focus on the development of our two current core clinical programs; and

•	expand our product portfolio.

Acquisition of Vancocin Pulvules®

Our first significant step toward becoming a company focused on product development and commercialization by establishing franchises within narrowly focused prescribing groups was our entry into an agreement regarding the acquisition of Vancocin. In October 2004, we signed an agreement to acquire all rights in the United States and its territories, to manufacture, market and sell Vancocin Pulvules, the oral capsule formulation of Vancocin (vancomycin hydrochloride), as well as rights to certain related Vancocin products, from Eli Lilly and Company (“Lilly”). Oral Vancocin is a potent antibiotic approved by the U.S. Food and Drug Administration to treat antibiotic-associated pseudomembranous colitis caused by Clostridium difficile and enterocolitis caused by Staphylococcus aureus (including methicillin-resistant strains). Lilly will retain its rights to vancomycin outside of the United States and its territories.

Through this acquisition, we will acquire certain know-how related to manufacturing of the product, the Vancocin trademark, starting material inventory, the active NDA for Vancocin Pulvules, as well as additional rights relating to the injectable and oral solution formulations of vancomycin. In addition, we will receive certain related intellectual property and other information and materials required to continue marketing the brand in the United States and its territories. At closing, we and Lilly will enter into a supply agreement and a transition services agreement. The process of qualifying a third party supply chain will be ongoing during the term of the supply agreement. Following the transition period, we will assume responsibility for product inventory, sales, marketing and distribution of the Vancocin Pulvules brand. The transaction is subject to customary closing conditions, including the expiration or early termination of the Hart-Scott-Rodino waiting period. We received notice of early termination of the Hart-Scott-Rodino waiting period. We expect the transaction to close by mid-November 2004.

Under the terms of the agreement, at closing we will pay Lilly an upfront cash payment of $116.0 million. In addition, we will pay Lilly royalties on annual net sales of Vancocin as set forth below:

2005	50% royalty on net sales between $44-65 million
2006	35% royalty on net sales between $46-65 million
2007	35% royalty on net sales between $48-65 million
2008 through 2011	35% royalty on net sales between $45-65 million

No royalties are due to Lilly on sales below or above the sales levels reflected in the above table.

In the event we develop any line extensions, revive discontinued vancomycin product lines (injectable or oral solutions), make improvements of existing products, or expand the label to cover new indications, Lilly would receive an additional royalty on net sales on these additional products for a predetermined time period.

Vancocin Pulvules is currently the only approved oral antibiotic used to treat antibiotic-associated pseudomembranous colitis, caused by an overgrowth of C. difficile in the colon (more generally, C. difficile -associated disease) and staphylococcal enterocolitis, an inflammation of the mucus membrane of the intestine caused by S. aureus. There are estimated to be 3 million cases of infectious diarrhea per year, of which, according to the Centers for Disease Control and Prevention (CDC), 15% to 25% are C. difficile- associated.

Acquisition – Liquidity impact

We expect to fund the $116.0 million purchase price for the Vancocin acquisition through the use of approximately $53.5 million from our existing cash reserves and $62.5 million gross proceeds from the issuance of $62.5 million aggregate principal amount of the Senior Notes and the Warrants. The Senior Notes and the Warrants will be automatically exchanged for the Senior Convertible Notes following stockholder approval of the issuance of the Senior Convertible Notes. In addition, we expect to incur $1.9 million in fees related to this acquisition.

We anticipate that revenues from this product will generate significant cash flows, and should allow us, over the next several years, to fund substantially all of our ongoing development and operating costs.

Acquisition – Critical Accounting policies

We anticipate that we will have several new policies and estimates that will be critical in understanding the more complex judgments that are involved in preparing our consolidated financial statements and that could impact our results of operations, financial position, and cash flows.

Development programs

We have two core clinical development programs: (1) CMV, with an initial focus on CMV infections in recipients of hematopoietic stem cell (e.g., bone marrow) transplants, and (2) HCV. These programs are within the transplant and gastroenterology areas and are at the center of our strategic focus. The following chart generally describes our core clinical development programs:

Core Program / Disease Indication	Product Candidate	Development Status	ViroPharma Commercialization Rights
CMV	Maribavir	Phase 2	Worldwide, other than Japan

HCV	HCV-086	Phase 1b - proof of concept	Co-promotion rights in the United States and Canada with Wyeth

HCV	HCV-796	Preclinical	Co-promotion rights in the United States and Canada with Wyeth

CMV program – In the first quarter of 2004, we initiated two phase 1 clinical trials with maribavir to evaluate the potential for drug interactions and to evaluate the pharmacokinetics of maribavir in subjects with renal impairment, respectively. We initiated a dose-ranging phase 2 clinical trial with maribavir for the prevention of CMV infections in allogeneic stem cell transplant patients in July 2004. We expect to have the results of our phase 2 clinical trial in mid- 2005. If these data are supportive, we plan to initiate phase 3 clinical trials in late 2005.

HCV program – In the first quarter of 2004, we and Wyeth initiated a phase 1 clinical trial with HCV-086 in healthy subjects. In June 2004, we initiated a phase 1b proof of concept dose ranging clinical trial with HCV-086 in hepatitis C infected patients with the objectives of collecting safety and antiviral activity data. We expect to have the results of the phase 1b proof of concept trial in the fourth quarter of 2004 or the first quarter of 2005. If the data from these studies are supportive, we plan to begin phase 2 clinical trials with HCV-086 in mid-2005. In addition, we expect to submit an investigational new drug application to the Food and Drug Administration for HCV-796 in the fourth quarter of 2004.

We also have non-core research and development programs that we have either discontinued or are attempting to outlicense. The following chart sets forth our non-core research and development programs that contributed to our financial results set forth in this report, and their status:

Non-Core Program / Disease Indication	Product Candidate	Status
Common Cold	Pleconaril - Intranasal formulation	Development and Commercialization license with Schering Plough Corporation entered into November 2004
Common Cold	Pleconaril - Oral formulation	Inactive
CEMA	Pleconaril - Oral formulation	Inactive
Discovery Research	Various	Inactive

Common Cold program – In November 2004, we announced that we entered into a license agreement with Schering-Plough Corporation under which Schering-Plough has assumed responsibility for all future development and commercialization of pleconaril. Upon the effective date of the agreement, Schering-Plough will pay us an initial license fee of $10 million and thereafter will purchase some or all of our existing inventory of bulk drug substance for up to an additional $6 million. We will also be eligible to receive up to an additional $65 million in milestone payments upon achievement of certain targeted regulatory and commercial events, as well as royalties on Schering-Plough’s sales of intranasal pleconaril in the licensed territories. The agreement will become effective after the expiration or early termination of the Hart-Scott-Rodino waiting period. Other than transitioning the technology to Schering-Plough, we will have no further continuing operational involvement with the development and commercialization of the intranasal formulation of pleconaril for the treatment of the common cold. In November 2003, we entered into an agreement granting Schering-Plough an option to license our intranasal formulation of pleconaril for the treatment of the common cold in the United States and Canada. Schering-Plough paid us an upfront option fee of $3 million, and following its assessment of the product’s performance in the characterization studies, in August 2004 Schering-Plough exercised its option to enter into a full license agreement with us. Sanofi-Synthelabo has exclusive rights to market and sell pleconaril in countries other than the United States and Canada.

Other agreements

In November 2003, we amended our pleconaril license agreement with Sanofi-Synthelabo in connection with our entry into the option agreement with Schering-Plough in respect of intranasal pleconaril. The amendment, among other things, reduces the royalty rate applicable to future product sales, if any, used to calculate royalties payable to Sanofi-Synthelabo.

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

In June 2003, we amended our HCV collaboration agreement with Wyeth to, among other things, focus the parties’ screening activity on one target, to allocate more of the collaboration’s pre-development efforts to us (subject to our cost sharing arrangement with Wyeth for this work), and to clarify certain of the reconciliation and reimbursement provisions of the collaboration agreement. In addition, under the amended agreement both companies are permitted to work outside the collaboration on screening against targets other than the target being addressed together under the collaboration. In connection with our restructuring in January 2004, we and Wyeth agreed to cease screening compounds against HCV under our collaboration.

Restructuring

In January 2004, we announced that we began to implement our strategic decision to focus on later stage opportunities. As part of this process, we substantially discontinued our early stage activities, including discovery research and most internal preclinical development activities. We also made reductions in clinical development and general and administrative personnel. As a result of this restructuring, we reduced our workforce by approximately 70% overall from December 31, 2003 levels. Included in the operating expenses for the nine months ended September 30, 2004 are approximately $9.2 million of costs related to this restructuring, including employee severance and asset impairment costs.

Liquidity

We expect that our near term source of revenue will arise from Vancocin product sales, milestone and license fee payments that we may receive from Wyeth and Schering-Plough if we achieve agreed upon events under our agreements with each of these companies, as well as from the sale of various non-core assets and programs. However, there are no assurances that sales of Vancocin will meet or exceed the historical rate of sales for the product, that we can achieve the events that require payments to us under the Wyeth and Schering-Plough arrangements, or that we can sell any additional non-core assets and programs.

Overall Cash Flows

Through September 30, 2004, we used approximately $270.5 million of cash in operating activities. We invest our cash in short-term investments. Through September 30, 2004, we have used approximately $97.6 million in investing activities, including $82.4 million in short-term investments and $15.2 million in equipment purchases, asset sales and new construction. Through September 30, 2004, we have financed our operations primarily through private and public offerings of common stock, a convertible subordinated notes offering, private placements of redeemable preferred stock, two bank loans and equipment lease lines totaling approximately $381.6 million, net of approximately $18.5 million used to repurchase $50.1 million in principal amount of our Subordinated Convertible Notes, and 473,054 shares of our common stock issued in exchange for the surrender of $2.0 million in principal amount of such notes. In addition, in October 2004 we raised $62.5 million through the issuance of Senior Notes to partially fund the $116.0 million upfront cash purchase price in the acquisition of Vancocin from Lilly.

During the nine months ended September 30, 2004, we used approximately $27.3 million of cash in operating activities. We invest our cash in short-term investments. For the nine months ended September 30, 2004, cash provided by investing activities was approximately $27.5 million, primarily from short-term investments, net of asset sales of $2.1 million. For the nine months ended September 30, 2004, we have received approximately $0.3 million of cash from financing activities, all of which relates to cash received from employees exercising stock options. At September 30, 2004 we had cash, cash equivalents and short-term investments of approximately $96.6 million. Also, at September 30, 2004 the annualized weighted average nominal interest rate on our short-term investments was approximately 1.3%.

Operating Cash Outflows

The cash flows we have used in operations historically have been applied to research and development activities, marketing and business development efforts, general and administrative expenses, and servicing our debt. Bringing drugs from the preclinical research and development stage through phase 1, phase 2, and phase 3 clinical trials and FDA approval is a time consuming and expensive process. Because our product candidates are currently in the preclinical and clinical stages of development, there are a variety of events that could occur during the development process that will dictate the course we must take with our drug development efforts and the cost of these efforts. As a result, we cannot reasonably estimate the costs that we will incur through the commercialization of any product candidate. Nonetheless, we expect that the most significant uses of our near-term operating development cash outflows are as described below.

For each of our research and development programs, we incur both direct and indirect expenses. Direct expenses include third party costs related to these programs such as contract research, consulting, cost sharing payments or receipts, and preclinical and clinical development costs. Indirect expenses include personnel, facility, and other overhead costs.

Direct expenses—Core Development Programs

CMV program – From the date we in-licensed maribavir through September 30, 2004, we have incurred $5.5 million of direct costs in connection with this program, including the acquisition fee of $3.5 million paid to GSK for the rights to maribavir.

During 2004, we expect to spend up to $6.0 million in direct expenses for research and development activities for the development of maribavir, of which $2.0 million was spent during the nine month period ended September 30, 2004. These activities include phase 1 studies with maribavir, initiated in January 2004, and a phase 2 study that we initiated during July 2004. The results of these studies will significantly impact the timing and the amount of expenses, including potential milestone payments to GSK, that we will incur related to this program in future periods. In addition, discussions with the FDA regarding these future studies may impact the timing, nature and cost of future planned studies. We are solely responsible for the cost of developing our CMV product candidate.

Should we achieve certain product development events, we are obligated to make certain milestone payments to GSK, the licensor of maribavir.

HCV program – From the date that we commenced predevelopment activities for compounds in this program that are currently active through September 30, 2004, we have incurred $0.8 million in direct expenses for the predevelopment and development activities relating to such compounds. These costs are net of contractual cost sharing arrangements between Wyeth and us. Wyeth pays a substantial portion of the collaboration’s predevelopment and development expenses.

During 2004, we expect to spend up to $2.5 million in direct expenses for predevelopment and development activities, of which $0.7 million was spent during the nine month period ended September 30, 2004. The planned activities include a phase 1 clinical trial for our lead product candidate, initiated in February 2004, a phase 1b proof of concept clinical trial, initiated in June 2004, and other predevelopment activities. The results of the planned studies, along with other predevelopment activities performed during the year, will significantly impact the timing and amount of expenses we will incur related to this program in future periods. In addition, discussions with the FDA regarding these future studies may impact the timing, nature and cost of future planned studies.

Should we achieve certain product development events, Wyeth is required to pay us certain cash milestones and to purchase, in cash, our common stock pursuant to terms of our collaboration agreement. Based on the activities planned by Wyeth and us, there is the potential to achieve one of these milestones in 2004 or 2005. However, there can be no assurances that we will be successful in achieving this milestone during this timeframe, or at all.

Direct Expenses—Non-Core Development Programs (Active)

Common Cold – From the date that we commenced predevelopment activities for the intranasal formulation of pleconaril through September 30, 2004, we have incurred $1.9 million in direct expenses. We do not expect to incur any additional direct expenses in connection with predevelopment activities of this program. In the fourth quarter of 2003, we received $3.0 million under our option agreement with Schering-Plough, which we are using to fund these activities. In addition, we have billed Schering-Plough for specific activities approved by them under the agreement.

In November 2004, we announced that we entered into a license agreement with Schering-Plough Corporation under which Schering-Plough has assumed responsibility for all future development and commercialization of pleconaril. Upon the effective date of the agreement, Schering-Plough will pay us an initial license fee of $10 million and thereafter will purchase our existing inventory of bulk drug substance for up to an additional $6 million. We will also be eligible to receive up to an additional $65 million in milestone payments upon achievement of certain targeted regulatory and commercial events, as well as royalties on Schering-Plough’s sales of intranasal pleconaril in the licensed territories. The agreement will become effective after the expiration or early termination of the Hart-Scott-Rodino waiting period.

Indirect development expenses

During the first nine months of 2004, we incurred restructuring costs of approximately $3.6 million that are related to our development and former discovery operations. In addition, we spent $1.9 million on our former discovery operations during the first nine months of 2004. We do not expect to incur additional material costs related to our former discovery operations in 2004.

During 2004, we expect to spend up to $8.5 million in indirect expenses in connection with our predevelopment and development programs, of which $7.0 million was spent in the nine month period ended September 30, 2004.

Business development activities

Through September 30, 2004, we have not incurred material costs in connection with the business development activities related to our current business other than the acquisition fee of $3.5 million paid to GSK in 2003 for the rights to maribavir (VP 41263).

We anticipate that we will incur approximately $1.9 million of fees and expenses in connection with the Vancocin acquisition transaction. In addition, the costs associated with acquiring any additional product or product candidate can vary substantially based upon market size of the product, the commercial effort required for the product, the product’s current stage of development, and actual and potential generic and non-generic competition for the product, among other factors. Due to the variability of the cost of acquiring a product candidate, it is not feasible to predict what our actual acquisition costs would be, however, the costs could be substantial.

General and administrative activities

During the nine months ended September 30, 2004, we have incurred restructuring costs of approximately $5.7 million that are related to our general and administrative activities, of which $5.0 million relates to non-cash transactions.

We expect to spend up to $9.3 million in cash on general and administrative activities in 2004 on activities not related to the restructuring of the company, of which $7.4 million was spent as of September 30, 2004. This includes costs related to unused office and research and development space that we are actively seeking to sub-lease.

Restructuring and transition activities

All restructuring and transition costs are properly reflected in either research and development or general and administrative expense in our consolidated statements of operations. During the first nine months of 2004, we incurred approximately $9.2 million in costs related to our January 2004 restructuring, of which $5.0 million relates to non-cash transactions. Of these costs, $4.5 million relates to severance payments and stock option modification costs that have been or will be paid in 2004 and $4.7 million relates to asset impairments. In addition, we expect to have transition related costs of $2.5 million during 2004, most of which is compensation related expenses and were incurred and paid as of September 30, 2004.

Operating Cash Inflows

We expect to begin to receive cash inflows from the sale of Vancocin immediately following the closing of the acquisition transaction. We expect the transaction to close by mid-November 2004. However, we cannot reasonably estimate the period in which we will begin to receive material net cash inflows from our product candidates currently under development. Cash inflows from development-stage products are dependent on several factors, including the achievement of milestones and regulatory approvals. We may not receive milestone payments from any existing or future collaborations if a development-stage product fails to meet technical or performance targets or fails to obtain the required regulatory approvals. Further, our revenues from collaborations will be affected by efforts of our collaborative partners. Even if we achieve technical success in developing drug candidates, our collaborative partners may not devote the resources necessary to complete development and commence marketing of these products, when and if approved, or they may not successfully market these products.

Debt service requirements

Annual interest payments on our outstanding $127.9 million Subordinated Convertible Notes total $7.7 million. Interest on the Senior Notes is payable monthly at an annual rate of 10% until February 2005 and will increase by 2% each month thereafter until the maturity date of October 2005, unless the Senior Notes have been exchanged for the Senior Convertible Notes. In October 2004, one full year of interest payable on the Senior Notes was also placed into escrow and will be released as interest payments become due. These notes are fully described below under the heading “Debt Financing”.

Contractual Obligations

Future contractual obligations and commercial commitments at September 30, 2004, are as follows:

	Payments due by period (in millions)
Contractual Obligations	Total	Less than 1 year	2-3 years	4-5 years	More than 5 years
Long-term debt	$127.9	$0.0	$127.9	$0.0	$0.0
Capital lease obligations	0.0	0.0	0.0	0.0	0.0
Operating leases	13.6	1.8	3.5	2.7	5.6
Purchase obligations	0.0	0.0	0.0	0.0	0.0
Other long-term liabilities reflected on the registrant’s balance sheet under GAAP	0.0	0.0	0.0	0.0	0.0

Total	$141.5	$1.8	$131.4	$2.7	$5.6

Subsequent to September 30, 2004, we signed an agreement with Lilly to acquire Vancocin Pulvules. Under the terms of the agreement, at closing we will pay Lilly an upfront cash payment of $116.0 million, as well as royalties within certain defined levels of sales occurring between 2005 and 2011. The transaction is subject to customary closing conditions, including the expiration or early termination of the Hart-Scott-Rodino waiting period. We received notice of early termination of the Hart-Scott-Rodino waiting period. We expect the transaction to close by mid-November 2004. In connection with this transaction, we issued $62.5 million aggregate principal amount of Senior Notes to partially finance the acquisition of Vancocin. Our debt financing activities are described in more detail below.

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

As a result of our restructuring in January 2004, we further reduced our space requirements and may record a non-cash charge in future periods as we periodically review our provision for non-utilized space consistent with Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (SFAS 146). During July 2004, we moved to our facility leased through 2017 and are currently seeking to sublease all planned unused space in both facilities to third parties. Consequently, in the third quarter of 2004, we reversed the remaining accrual from the third quarter of 2003 and established a new provision based upon the new lease requirements. There is no net charge recorded in the consolidated statements of operations. We cannot be certain that we will be able to sublease our planned unused space on favorable terms or that we will be able to sublease any or all of the unused space by the period we anticipate or at all. As of September 30, 2004, we had a $0.8 million liability related to these leases remaining on our consolidated balance sheet.

Capital Resources

As a result of our restructuring in January 2004, particularly the discontinuation of our early stage activities, we expect our recurring monthly expenses and operating losses in 2004 to be lower than we experienced during 2003. We also expect the cash, cash equivalents and short-term investments available following the closing of our acquisition of Vancocin, together with our expected cash flows from Vancocin sales and the proceeds from the Senior Notes closed in October 2004 to fund a portion of the purchase price of the Vancocin acquisition, will be sufficient to fund our current business operations and debt service requirements until at least the end of 2006. We expect that we will need to raise substantial additional funds to continue our business activities and fund our debt service and other obligations beyond 2006. To obtain this financing, we intend to access the public or private equity or debt markets or enter into additional arrangements with corporate collaborators to whom we may issue equity or debt securities. Our outstanding indebtedness may make it more difficult for us to raise additional financing. In addition, if we are unable to maintain our listing on the Nasdaq Stock Market, it will be difficult for us to raise additional financing.

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

Additional equity financing, however, may not be available on acceptable terms from any source as a result of, among other factors, our outstanding indebtedness, our inability to achieve regulatory approval of any of our product candidates, our inability to generate revenue through our existing collaborative agreements, the existence of pending litigation involving allegations of securities fraud, and our inability to file, prosecute, defend and enforce any patent claim and or other intellectual property rights. If sufficient additional financing is not available, we may need to delay, reduce or eliminate current development programs, or reduce or eliminate other aspects of our business.

Additionally, Wyeth is required to purchase our common stock at the time of successful completion of certain product development events pursuant to the terms of our collaboration agreement. However, in the event we are not able to successfully achieve the product development events, this additional financing would not be available to us.

Debt Financing

Senior Notes

In October 2004, to partially finance the acquisition of Vancocin, we issued $62.5 million aggregate principal amount of Senior Notes and the Warrants. We anticipate that our expenses related to this financing will equal approximately $3.5 million. The offering, which was made to selected qualified institutional investors in a private placement under Regulation D of the Securities Act of 1933, closed into an escrow account and will be released at the closing of the Vancocin acquisition. We intend to seek approval from our stockholders to issue the Senior Convertible Notes described below in exchange for the Senior Notes and the Warrants. The Senior Notes and the Warrants are automatically exchanged into the Senior Convertible Notes upon stockholder approval of the issuance of such Senior Convertible Notes. The Senior Notes and the Warrants would no longer be outstanding after the exchange occurs. Interest on the Senior Notes is payable monthly at an annual rate of 10% until February 2005 and will increase by 2% each month thereafter for as long as such notes are outstanding. We also placed one full year of interest payable on the Senior Notes into escrow which will be released as interest payments become due.

Following the closing of the acquisition, the Senior Notes will be secured by a first lien on our vancomycin assets which are primarily related to the manufacture, production, preparation, packaging or shipment of vancomycin products and all proceeds of such assets, including accounts receivable generated from the sale of such vancomycin products. If we and/or Lilly terminate the Vancocin transaction prior to its closing, the Senior Notes and the Warrants will be redeemed at par, plus any accrued and unpaid interest.

In the event our stockholders vote to not approve the issuance of the Senior Convertible Notes, the Senior Notes will remain outstanding and will come due in October 2005. Commencing in February 2005, the interest rate on the Senior Notes will increase from 10% by 2% each month thereafter for as long as such notes are outstanding. Additionally, each of the Warrants will become exercisable for one share of common stock at an initial exercise price of $0.01 per share and will remain exercisable until the Warrants expire in October 2005. We will also undertake to file a registration statement related to the resale of the shares of common stock issuable upon exercise of the Warrants. There can be no assurance that we will have adequate financial resources to pay in full all outstanding obligations on the Senior Notes if they remain outstanding and become due in October 2005. We believe that we would likely be able to restructure or refinance the Senior Notes prior to their maturity date, however, if we are unable to restructure or otherwise obtain the funds necessary to pay the Senior Notes in full when they become due, we would be in default under the Senior Notes. In the event of a default, the investors could enforce their security interest and cause the sale of the Vancocin related assets. As a result, our operations would be significantly curtailed or we may not be able to continue as a going concern.

Senior Convertible Notes

Upon stockholder approval of the issuance of the Senior Convertible Notes, all of the outstanding Senior Notes and the Warrants will be automatically exchanged for an aggregate principal amount of the Senior Convertible Notes which is equal to the aggregate principal amount of the Senior Notes then outstanding. Interest on the Senior Convertible Notes will be payable semi-annually at an annual rate of 6% and the Senior Convertible Notes will have a maturity date of October 18, 2009. The Senior Convertible Notes will rank senior in right of payment to our existing and future subordinated indebtedness and will be secured by a first lien on the vancomycin assets. The investors will also have an option to purchase an additional $12.5 million of the Senior Convertible Notes on identical terms within thirty days after the date of stockholder approval of the issuance of the Senior Convertible Notes.

Subject to certain limitations, the Senior Convertible Notes will be convertible into shares of common stock at the option of the holder at any time prior to maturity at a conversion rate of $2.50 per share, subject to adjustment upon certain events. At any time following the effectiveness of a registration statement related to the resale of the shares of common stock issuable upon the conversion of the Senior Convertible Notes, we may elect to automatically convert in any calendar quarter up to twenty-five percent of the principal amount of the Senior Convertible Notes into shares of its common stock if the daily volume weighted average price of our stock exceeds $3.75, subject to adjustment upon certain events, for 20 trading days during any 30 trading day period, ending within 5 days of the notice of automatic conversion. If the investors voluntarily convert the Senior Convertible Notes or if we effect an auto-conversion of the Senior Convertible Notes prior to October 18, 2007, then we will make an additional payment on the principal amount converted equal to three full years of interest, less any interest actually paid or provided for prior to the conversion date.

We have also agreed that until six months following the registration for resale of the Senior Convertible Notes and shares of common stock underlying the Senior Convertible Notes, we will not issue, sell, or contract to sell or issue more than 10 million shares of common stock plus an additional number of shares equal to the number of shares of common stock into which the Senior Convertible Notes are actually converted, or securities convertible into common stock, without the consent of holders of a majority of the Senior Notes (or the Senior Convertible Notes if a stockholder vote approving the issuance of the Senior Convertible Notes has occurred). We also agreed that we would not issue any common stock, or securities convertible into common stock, at a price below $2.75 per share during such period. The forgoing restrictions may expire sooner under certain circumstances, and are subject to certain exclusions as set forth in the indentures and, in any event, the restrictions will terminate in the event that our stockholders vote to not approve the issuance of the Senior Convertible Notes.

Subordinated Convertible Notes

Through September 30, 2004 we have reduced the principal amount of our existing Subordinated Convertible Notes by $52.1 million and the outstanding balance of our Subordinated Convertible Notes at September 30, 2004 is $127.9 million. We have purchased an aggregate of $50.1 million in principal amount of our Subordinated Convertible Notes for approximately $18.5 million in cash through September 30, 2004. In October and November 2003, we entered into agreements with a third party under which we issued a total of 473,054 shares of our common stock in exchange for the surrender of $2.0 million of face amount of our Subordinated Convertible Notes held by such third party. We are currently exploring alternatives to either reduce the outstanding principal amount or to restructure our Subordinated Convertible Notes. Even if we are successful in such efforts, our outstanding indebtedness may make it more difficult for us to raise additional financing. In September 2004, our Board authorized the Notes Repurchase Committee of the Board to approve the issuance of up to 5,000,000 shares of our common stock in exchange for the surrender of the Subordinated Convertible Notes from time to time. Our ability to issue these shares in exchange for the Subordinate Convertible Notes is subject to the limitations described above under the heading “Senior Convertible Notes”. There can be no assurance that we will purchase or otherwise acquire any of the Subordinated Convertible Notes at prices favorable to us or at all.

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

Our summary of significant accounting policies is described in Note 2 to our consolidated financial statements included in Item 8 of our most recent Annual Report on Form 10-K. Due to the nature of our business and our stage of development, we do not currently face the many complex or subjective judgments that face companies that are further along in their life cycle that may be necessary in applying accounting policies. However, we consider the following policies and estimates to be the most critical in understanding the more complex judgments that are involved in preparing our consolidated financial statements and that could impact our results of operations, financial position, and cash flows:

•	Stock Based Employee Compensation—We apply Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25), and related interpretations in accounting for all stock-based employee compensation. We have elected to adopt only the disclosure provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (SFAS 123), as amended by Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure, an amendment of SFAS 123.” Had we applied SFAS 123 our net loss for the three months ended September 30, 2003 and 2004 would have increased by approximately $1.7 million and $0.7 million, respectively, and for the nine months ended September 30, 2003 and 2004 would have increased by $5.7 million and $2.1 million, respectively.

•	Revenue Recognition—Our revenue from collaborative agreements consists of up-front fees, and milestone payments. We recognize revenues from these agreements consistent with Staff Accounting Bulletin No. 104, “Revenue Recognition” (SAB 104), issued by the Securities and Exchange Commission. Non-refundable upfront fees, where there is continuing involvement, are deferred and recognized as revenue over the related performance period. We estimate our performance period based on the specific terms of each collaborative agreement, but the actual performance period may vary. We adjust the performance periods based on available facts and circumstances. Contract milestone payments related to the achievement of substantive steps or regulatory events in the development process are recognized as revenues upon the completion of the milestone event or requirement.

•	Exit or Disposal Costs—In 2003 and the nine months ended September 30, 2004, we had costs for which we applied Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (SFAS 146). These costs related to exiting activities for which there was significant subjectivity and judgment and their impact on our financial condition was material.

•	During 2003, we recorded a $1.7 million charge related to an operating lease for office space which we did not expect to utilize in the foreseeable future. The charge was an estimate of the present value of the loss we would incur over the 13 years remaining on the lease, net of assumed sublease income. Management used assumptions in calculating this estimate, including operating and maintenance costs, lease payments and the amount and timing of sublease income to be derived from this office space. Should we negotiate higher than expected sublease rental income agreements, reach a settlement with our lessors to be released from our existing obligations, or should our space requirements change, as described below, we could revise our estimated provision which would impact our results of future operations. Should future lease, maintenance or other costs related to these facilities exceed our estimates, we could incur additional expenses in future periods.

•	In July of 2004, as a result of our restructuring in January 2004, we further reduced our space requirements. Consequently, in the third quarter of 2004, we reversed the remaining accrual from the third quarter of 2003 and established a new provision based upon the new lease requirements. There is no net charge recorded in the consolidated statements of operations. We are currently seeking to sublease all unused space to third parties. We cannot be certain that we will be able to sublease our unused space on favorable terms or at all.

•	During the nine months ended September 30, 2004, we recorded a $4.5 million charge related to severance and stock option modifications that has been or will be paid to employees as part of our 2004 restructuring of the company. The costs were accrued and were substantially paid by the end of the third quarter of 2004.

As we progress in our development and move closer to product approval and commercial operations, we may face additional issues that will require increased levels of management estimation and complex judgments.

Results of Operations

Quarters ended September 30, 2004 and 2003

Overview

For the quarter ended September 30, 2004, we reported a net loss of $3.3 million compared to a net loss of $15.8 million for the same period in 2003. Net loss per share for the quarter ended September 30, 2004 was $0.13 per share, basic and diluted, compared to net loss of $0.61 per share, basic and diluted, for the same period in 2003. The decrease in net loss of $12.5 million from the third quarter of 2003 to the same period in 2004 was due primarily to reduction in headcount and operational costs resulting from our restructuring during January 2004, a one-time $1.7 million gain on sale of biodefense assets in the third quarter of 2004 and a $3.5 million one-time write-off of acquired technology rights in the third quarter of 2003.

Revenues

Revenues were approximately $0.4 million for the quarter ended September 30, 2004, compared to approximately $0.2 million during the same period in 2003. During the quarter ended September 30, 2004, we recognized revenue of approximately $0.2 million from advance payments received under our option agreement with Schering-Plough. In both periods we recognized similar amounts of revenue related to advance payments from Wyeth under our collaboration agreement.

Research and Development Expenses

Research and development expenses decreased approximately $5.0 million to $2.0 million in the third quarter of 2004 from $7.0 million in the third quarter of 2003. Our research and development expenses were divided between our research and development programs in the following manner (in thousands):

	For the three months ended September 30,
	2003	2004
Direct-Core programs
CMV	$61	$781
HCV	(106)	332
Direct-Non-core programs
Common cold	159	(594)
CEMA	408	—
Indirect
Development	3,337	1,397
Discovery research	3,144	37

Total	$7,003	$1,953

Core Programs

In the quarter ended September 30, 2004, we incurred $0.8 million in direct expenses related to our CMV program. In the first quarter of 2004, we initiated two phase 1 clinical trials with maribavir to evaluate the potential for drug interactions and to evaluate the pharmacokinetics of maribavir in subjects with renal impairment, respectively. In the third quarter of 2004, we initiated one phase 2 clinical study involving CMV-seropositive subjects who have undergone allogeneic stem cell transplantation. We had no material expenses under this program in the third quarter of 2003, as we did not acquire the rights for its development and commercialization until August 2003.

During the third quarter of 2004, we incurred $0.3 million of direct costs related to development activities of our HCV program, which increased $0.4 million from the third quarter of 2003. These costs are net of payments from or to Wyeth made in accordance with our cost-sharing arrangement. During the third quarter of 2004, the primary drivers of these costs were phase 1 clinical trials for our current lead product candidate and predevelopment activities on a follow-on compound to our lead product candidate. During 2003, the primary drivers of costs were phase 1 clinical trials for our previous lead product candidate and predevelopment activities on backup compounds, one of which is the product candidate currently in phase 1 clinical trials.

Non Core Programs

In the quarter ended September 30, 2004, we had a $0.6 million credit related to the settlement of a disputed receivable with a former development partner under our common cold program that was written off in a prior year. We had $0.2 million in costs during the same period in 2003. In the second quarter of 2004, we substantially completed all activities related to the development of the intranasal formulation of pleconaril for the treatment of the common cold. We began the development of the intranasal formulation in mid-2003 and incurred $0.2 million of direct expenses on its development in the third quarter of 2003. During the third quarter of 2003, we incurred $0.4 million direct expenses related to clinical and regulatory activities related to our efforts to pursue the development of pleconaril for the treatment of serious and life-threatening diseases caused by enteroviral infections (CEMA). We ceased these development activities in connection with our January 2004 restructuring and have no comparable 2004 direct costs.

Indirect Expenses

In the quarter ended September 30, 2004, we incurred $1.4 million of indirect expenses related to our development activities, which decreased $1.9 million from $3.3 million in the third quarter of 2003. This decrease is due primarily to cost savings realized as the result of our restructuring in January 2004.

In the quarter ended September 30, 2004, we incurred $0.04 million in indirect expenses related to our discovery research activities. We incurred $3.1 million in such expenses in the third quarter of 2003. We exited our discovery research activities in January 2004.

General and administrative expenses

General and administrative expenses for the quarter ended September 30, 2004 of approximately $1.8 million decreased $2.0 million from $3.8 million in the same period in 2003. Included in the third quarter expenses for the 2003 period is a $1.7 million charge related to lease commitments. The decrease from the same period in 2003, other than the one-time charge in 2003, is due to the reduced headcount as a result of the January 2004 restructuring.

Interest and other expenses (gains)

Interest income for the quarter ended September 30, 2004 of $0.3 million decreased $0.1 million from interest income of $0.4 million during the same period in the prior year. This decrease is due to lower invested balances. Interest expense for the quarter ended September 30, 2004 of $2.1 million remained relatively unchanged from the same period in 2003.

Nine months ended September 30, 2004 and 2003

Overview

For the nine months ended September 30, 2004, we reported a net loss of $25.3 million compared to a net loss of $29.8 million for the same period in 2003. Net loss per share for the nine months ended September 30, 2004 was $0.95 per share, basic and diluted, compared to net loss of $1.16 per share, basic and diluted, for the same period in 2003. The 2004 net loss includes $9.2 million of costs incurred as the result of the January 2004 restructuring. The decrease in net loss of $4.5 million from the third quarter of 2003 to the same period in 2004 was due primarily to reduction in headcount and operational costs resulting from our restructuring during January 2004, a one-time $1.7 million gain on sale of biodefense assets in the third quarter of 2004, $3.1 million in revenue recognized in the nine month period ended September 30, 2004 from the Schering-Plough option agreement, a one-time write-off of $3.5 million for acquired technology rights in the third quarter of 2003, and a $2.8 million gain during the nine months ended September 30, 2003, after the write-off of related debt issue costs, from our purchase of $5.0 million of face value of our outstanding Subordinated Convertible Notes for $2.1 million.

Revenues

Revenues were approximately $3.9 million for the nine months ended September 30, 2004, compared to approximately $0.6 million during the same period in 2003. During 2004, we recognized revenue of approximately $3.1 million from an advance payment received and amounts agreed to be paid under our option agreement with Schering-Plough. In both periods we recognized similar amounts of revenue related to advance payments from Wyeth under our collaboration agreement.

Research and Development Expenses

Research and development expenses decreased approximately $4.1 million to $13.4 million in the nine months ended September 30, 2004 from $17.5 million in the same period of 2003. Our research and development expenses were divided between our research and development programs in the following manner (in thousands):

	For the nine months ended September 30,
	2003	2004
Direct - Core programs
CMV	$61	$2,012
HCV	(1,731)	736
Direct - Non-core programs
Common cold	279	214
CEMA	944	—
Indirect
Development	8,924	6,986
Discovery research	9,009	3,418

Total	$17,486	$13,366

Core Programs

In the nine months ended September 30, 2004, we incurred $2.0 million in direct expenses related to our CMV program. In the first nine months of 2004, we initiated two phase 1 clinical trials with maribavir to evaluate the potential for drug interactions and to evaluate the pharmacokinetics of maribavir in subjects with renal impairment, respectively, and we initiated one phase 2 clinical study involving CMV-seropositive subjects who have undergone allogeneic stem cell transplantation. We had no material expenses under this program in the first nine months of 2003, as we did not acquire the rights for its development and commercialization until August 2003.

During the nine months ended September 30, 2004, we incurred $0.7 million of direct costs related to development activities of our HCV program, which increased $2.4 million from the same period in 2003. These costs are net of payments from Wyeth made in accordance with our cost-sharing arrangement. During 2004, the primary drivers of these costs were phase 1 clinical trials for our current lead product candidate and predevelopment activities on a follow-on compound to our lead product candidate. During the nine months ended September 30, 2003, the primary drivers of costs were phase 1 clinical trials for our previous lead product candidate and predevelopment activities on backup compounds, one of which is the product candidate currently in phase 1 clinical trials and also included a $0.7 million credit related to 2003 amendment of our agreement with Wyeth.

Non -Core Programs

In the nine months ended September 30, 2004, we incurred $0.2 million in costs related to our common cold program compared to $0.3 million in costs during the same period in 2003. In the nine months ended September 30, 2004, all non-core program direct expenses are related to the intranasal formulation of pleconaril, our only active product candidate in our non-core programs. The gross costs of $1.1 million for the nine month period ended September 30, 2004 were netted by a $0.3 million credit from a revision of the estimated costs accrued for clinical development related to the oral formulation of pleconaril and a $0.6 million credit related to the settlement of a disputed receivable with a former development partner that was written off in a prior year. During the nine months ended September 30, 2003, we incurred $0.9 million of direct expenses related to clinical and regulatory activities related to our efforts to pursue the development of pleconaril for the treatment of serious and life-threatening diseases caused by enteroviral infections (CEMA). We ceased these development activities in connection with our January 2004 restructuring and have no comparable 2004 direct costs.

Indirect Expenses

In the nine months ended September 30, 2004, we incurred $7.0 million of indirect expenses related to our development activities, which decreased $1.9 million from $8.9 million in the same period of 2003. Included in the costs recorded in 2004 are $1.8 million in severance costs from our January 2004 restructuring. The decrease to $7.0 million of expense in the nine month period ended September 30, 2004 from $8.9 million in the same period of 2003 was due primarily to the reduced headcount resulting from the January 2004 restructuring.

In the nine months ended September 30, 2004, we incurred $3.4 million of indirect expenses related to our discovery research activities, which decreased from $9.0 million in the same period of 2003. We exited our discovery research activities in January 2004. Included in the 2004 indirect costs is a $1.8 million charge for severance and related costs of the January 2004 restructuring.

General and administrative expenses

General and administrative expenses for the nine months ended September 30, 2004 of approximately $12.3 million increased $4.9 million from $7.4 million in the same period in 2003. Included in the expenses for the period in 2004 is $5.7 million in severance and stock option modification costs and asset impairment costs that were the result of the January 2004 restructuring, $0.6 million in costs related to our terminated bond restructuring, an increase in expenses of $0.3 million related to business development efforts undertaken during 2004, and $0.3 million in increased accounting, public company and other expenses. Included in the expenses for the nine month period ended September 30, 2003 is a $1.7 million charge for lease commitments.

Interest and other expenses (gains)

Interest income for the nine months ended September 30, 2004 of $1.0 million decreased $0.5 million from interest income of $1.5 million during the same period in the prior year. This is due to lower invested balances. Interest expense for the nine months ended September 30, 2004 of $6.2 million decreased slightly when compared to $6.3 million in interest expense from the same period in 2003 due to the reduction of the outstanding Subordinated Convertible Notes during 2003.

Risk Factors

As further described herein, our performance and financial results are subject to risks and uncertainties including, but not limited to, the following specific risks:

We have a history of losses and our future profitability is uncertain.

We are a development stage company with no current source of product revenue. We have incurred losses in each year since our inception in 1994. As of December 31, 2003, we had an accumulated deficit of approximately $257.6 million and as of September 30, 2004 we had an accumulated deficit of approximately $282.9 million. Our ability to achieve profitability is dependent on a number of factors, including our ability to complete the oral Vancocin acquisition and integrate the Vancocin product line into our business, develop and obtain regulatory approvals for our product candidates, successfully commercialize those product candidates, generate revenues from the sale of products from existing and potential future collaborative agreements, and secure contract manufacturing, distribution and logistics services. We do not know when or if we will acquire additional products to expand further our product portfolio, complete our product development efforts, receive regulatory approval of any of our product candidates or successfully commercialize any approved products. As a result, we are unable to accurately predict the extent of any future losses or the time required to achieve profitability, if at all. We expect to incur additional net losses over the next several years, primarily due to our debt service requirements, amortization of the purchase price of Vancocin, development costs from our CMV and hepatitis C programs, and business development activities seeking new opportunities to expand further our product pipeline.

Our long-term success depends upon our ability to develop, receive regulatory approval and commercialize drug product candidates and if we are not successful, we may not be able to achieve profitability.

We have not completed the development of or received regulatory approval to commercialize any of our existing product candidates. Our failure to develop, receive regulatory approvals and commercialize our product candidates successfully may cause us to cease operations. Our other product candidates are at early stages of development and may not be shown to be safe or effective. We are performing phase 2 clinical research on a product candidate for the prevention and treatment of CMV, preclinical and phase 1b clinical research on product candidates for the treatment of hepatitis C and we licensed an intranasal product for the treatment of the common cold to Schering-Plough. Our potential therapies under development for the treatment of CMV and hepatitis C, and the intranasal product for the treatment of the common cold, will require significant additional development efforts and regulatory approvals prior to any commercialization. We cannot be certain that our efforts and the efforts of our partners in this regard will lead to commercially viable products. Negative, inconclusive or inconsistent clinical trial results could prevent regulatory approval, increase the cost and timing of regulatory approval, cause us to perform additional studies or to file for a narrower indication than planned. We may abandon further development efforts of the back-up compound in our hepatitis C program even before such compound enters clinical trials. We do not know what the final cost to manufacture our CMV and hepatitis C product candidates in commercial quantities will be, or the dose required to treat patients and consequently, what the total cost of goods for a treatment regimen will be. In May 2002, we received a “not approvable” letter from the Food and Drug Administration, or the FDA, in connection with an oral formulation of pleconaril to treat the common cold.

If we are unable to successfully develop our product candidates, and if we are unable to acquire additional marketed products through our business development efforts, we will not have a source of revenue other than Vancocin and will not achieve profitability or be able to service our debt requirements.

The development of any of our product candidates is subject to many risks, including that:

•	the product candidate is found to be ineffective or unsafe;

•	the clinical test results for a product candidate delay or prevent regulatory approval;

•	the FDA forbids us to initiate or continue testing of our product candidates in human clinical trials;

•	the product candidate cannot be developed into a commercially viable product;

•	the product candidate is difficult and/or costly to manufacture;

•	the product candidate later is discovered to cause adverse effects that prevent widespread use, require withdrawal from the market, or serve as the basis for product liability claims;

•	third party competitors hold proprietary rights that preclude us from marketing the product; and

•	third party competitors market a more clinically effective or more cost-effective product.

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

Even if we receive regulatory approval for our product candidates, or acquire an already approved product such as oral Vancocin, the later discovery of previously unknown problems with a product, manufacturer or facility may result in adverse consequences, including withdrawal of the product from the market. Approval of a product candidate may be conditioned upon certain limitations and restrictions as to the drug’s use, or upon the conduct of further studies, and may be subject to continuous review.

In 2001, the FDA enacted new regulations requiring the development and submission of pediatric use data for new drug products. Our failure to obtain these data, or to obtain a deferral of, or exemption from, this requirement could adversely affect our chances of receiving regulatory approval, or could result in regulatory or legal enforcement actions.

If we are unable to commercialize our product candidates as anticipated, we will not have a source of continuing revenue and we will be unable to achieve profitability or be able to service our debt requirements.

We will be heavily dependent on the continued sales of oral Vancocin.

If, following the closing of the Vancocin acquisition, revenue from oral Vancocin materially declines from the historical rate of sales for the product, our financial condition and results of operations will be materially harmed because, other than potential royalties and milestone payments, sales of oral Vancocin may be our only source of revenue for the next several years. Competition from generics or the FDA approval of other drugs which compete with oral Vancocin would lead to greater competitive pressure on oral Vancocin sales.

Product sales could also be adversely affected by other factors:

•	manufacturing or supply interruptions, including but not limited to difficulties encountered in qualifying a third party supply chain;

•	the development of new competitive pharmaceuticals and technological advances to treat the conditions addressed by oral Vancocin;

•	changes in the level of inventory held by wholesalers in advance of the transaction;

•	marketing or pricing actions by one or more of our competitors;

•	our ability to transition the Vancocin product line and enter all necessary contracts or obtain all necessary rights under applicable federal and state rules and regulations;

•	the approval of legislative proposals that would authorize re-importation of pharmaceutical products into the United States from other countries;

•	regulatory action by the FDA and other government regulatory agencies;

•	changes in the prescribing or procedural practices of infectious disease, gastroenterologists and internal medicine doctors;

•	changes in the reimbursement or substitution policies of third-party payors or retail pharmacies; and

•	product liability claims.

We cannot assure you that revenues from the sale and marketing of oral Vancocin will remain at or above current or historical levels.

Even if we are successful in acquiring and integrating Vancocin, we will be dependent upon our ability to raise financing for, and the successful development and commercialization of, our product candidates in our CMV and hepatitis C programs and fund our debt service obligations.

We will need to raise substantial additional funds to continue our business activities and fund our debt service obligations. We have incurred losses from operations since inception. We expect that Vancocin will generate significant cash flows for us and should allow us to substantially fund our development and operating costs over the next several years. However, we expect to incur additional net losses over at least the next several years due primarily from our outstanding debt service requirements, amortization charges related to the purchase price of Vancocin, development costs from our CMV and hepatitis C programs, and business development activities seeking new opportunities to expand further our product pipeline. We believe that we will require additional capital by 2007. In addition, the amount and timing of our actual capital requirements as well as our ability to finance such requirements will depend upon numerous factors, including:

•	the cost of reducing the principal amount of our indebtedness;

•	whether our stockholders approve the issuance of the Senior Convertible Notes in exchange for the Senior Notes and the Warrants;

•	the cost of commercializing our products;

•	our ability to generate revenue and positive cash flow through our HCV collaboration agreement with Wyeth;

•	whether we receive the milestone payments and royalties associated with certain events along the development and commercialization lifecycle of pleconaril in connection with our November 2004 license agreement with Schering-Plough;

•	the cost and progress of our development programs;

•	the cost of milestone payments that may be due to GSK under our license agreement with them for maribavir, our product candidate to treat CMV, if defined clinical and regulatory events are achieved;

•	the time and cost involved in obtaining regulatory approvals;

•	the cost of acquiring products in late stage clinical development;

•	the cost of acquiring commercialized products;

•	the cost of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights;

•	the effect of competing technological and market developments;

•	our ability to license our early stage and other non-core assets to a third party;

•	the effect of changes and developments in our existing collaborative, licensing and other relationships; and

•	the outcome of our ongoing securities class action litigation.

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

We are highly leveraged and have significant debt service requirements. As of September 30, 2004 we had $127.9 million in principal amount of indebtedness outstanding in the form of our Subordinated Convertible Notes, and the issuance of the Senior Notes or, if and to the extent issued, the Senior Convertible Notes, has increased our outstanding indebtedness.

The level of our indebtedness, among other things, could:

•	make it difficult for us to obtain any necessary future financing for working capital, capital expenditures, debt service requirements or other purposes;

•	limit our flexibility in planning for, or reacting to changes in, our business; and

•	make us more vulnerable in the event of a downturn in our business.

Currently, we are not generating sufficient cash flow from operations to satisfy the annual debt service payments for the existing notes. This will require us to use a portion of our working capital to pay interest or borrow additional funds or sell additional equity to meet our debt service obligations. If we are unable to satisfy our debt service requirements, substantial liquidity problems could result, which would negatively impact our future prospects.

Our ability to meet our debt service obligations and to reduce our total indebtedness depends on the results of our clinical development efforts, our future operating performance, our ability to generate cash flow from the sale of oral Vancocin through increased sales and receivables collections and on general economic, financial, competitive, legislative, regulatory and other factors affecting our operations. Many of these factors are beyond our control and our future operating performance could be adversely affected by some or all of these factors. We historically have been unable to generate sufficient cash flow from operations to meet our operating needs and have relied on equity, debt and capital lease financings to fund our operations.

If we incur new indebtedness in the future, the related risks that we now face could intensify. Whether we are able to make required payments on our outstanding notes and to satisfy any other future debt obligations will depend on our future operating performance and our ability to obtain additional debt or equity financing.

If our stockholders do not approve the issuance of the Senior Convertible Notes, then we will not be able to issue the Senior Convertible Notes and there can be no assurance that we will have the financial resources necessary to pay in full the Senior Notes when they mature on the first anniversary of their original issuance.

If our stockholders do not approve the issuance of the Senior Convertible Notes, then we will be obligated to repay the Senior Notes on the first anniversary of the date on which the Senior Notes were originally issued. There can be no assurance that we will have adequate financial resources to pay in full all outstanding obligations on the Senior Notes if they remain outstanding and become due in October 2005. We believe that we would be likely to be able to restructure or refinance the Senior Notes prior to their maturity date, however, if we are unable to restructure or otherwise obtain the funds necessary to pay the Senior Notes in full when they become due, we would be in default under the Senior Notes. In the event of a default, the investors could enforce their security interest and cause the sale of the Vancocin related assets. As a result, our operations would be significantly curtailed or we may not be able to continue as a going concern.

We may not be able to pay our debt and other obligations.

There can be no assurance that we will be able to meet our debt service obligations, including our obligations to pay principal and interest under the Subordinated Convertible Notes, the Senior Notes, and, if and to the extent issued, the Senior Convertible Notes. If our cash, cash equivalents, short and long term investments and operating cash flows are inadequate to meet our obligations, we could face substantial liquidity problems. If we are unable to generate sufficient cash flow or otherwise obtain funds necessary to make required payments on the Subordinated Convertible Notes, the Senior Notes, and, if and to the extent issued, the Senior Convertible Notes or our other obligations, we would be in default under the terms thereof, which would permit the holders of the existing notes and the Senior Notes or the Senior Convertible Notes, as applicable, to accelerate their maturities which could also cause defaults under any future indebtedness we may incur. Any such default would have a material adverse effect on our business, prospects, financial condition and operating results. Moreover, any default under our Subordinated Convertible Notes also would cause a default under our Senior Notes or the Senior Convertible Notes, as applicable. We cannot be sure that we would be able to repay amounts due in respect of the Subordinated Convertible Notes and the Senior Notes, or, if and to the extent issued, the Senior Convertible Notes if payment of those notes were to be accelerated following the occurrence of an event of default as defined in the respective indentures of the foregoing notes.

We depend on collaborations with third parties, which may reduce our product revenues or restrict our ability to commercialize products, and also ties our success to the success of certain of our collaborators.

We have entered into, and may in the future enter into additional, sales and marketing, distribution, manufacturing, development, licensing and other strategic arrangements with third parties. For example, in November 2004, we announced that we entered into a license agreement with Schering-Plough under which Schering-Plough has assumed responsibility for all future development and commercialization of pleconaril. Upon the effective date of the agreement, Schering-Plough will pay us an initial license fee of $10.0 million and thereafter will purchase our existing inventory of bulk drug substance for up to an additional $6.0 million. We will also be eligible to receive up to an additional $65.0 million in milestone payments upon achievement of certain targeted regulatory and commercial events, as well as royalties on Schering-Plough’s sales of intranasal pleconaril in the licensed territories. The agreement will become effective after the expiration or early termination of the Hart-Scott-Rodino waiting period.

Upon effectiveness of the license agreement, Schering-Plough will have responsibility for all future development and commercialization of intranasal pleconaril in the United States and Canada. Sanofi-Synthelabo also has exclusive rights to market and sell pleconaril in countries other than the United States and Canada for which we will receive a royalty.

In August 2003, we entered into a license agreement with GSK under which we acquired worldwide rights, excluding Japan, from GSK to an antiviral compound, maribavir, for the prevention and treatment of CMV infections related to transplant (including solid organ and hematopoietic stem cell transplantation), congenital transmission, and in patients with HIV infection. GSK has the exclusive right to market and sell products covered by these patents and patent applications in Japan.

In December 1999, we entered into an agreement with Wyeth to develop jointly, products for use in treating the effects of hepatitis C virus in humans. Under the agreement, we licensed to Wyeth worldwide rights under patents and know-how owned by us or created under the agreement. While we have the right to co-promote these products in the United States and Canada, Wyeth will promote the products elsewhere in the world. Wyeth also has the right to manufacture any commercial products developed under the agreement.

If Wyeth and Schering-Plough do not successfully market and sell products in their territories, we will not receive revenue from royalties on their sales of products.

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

Our ultimate success may depend upon the success of our collaborators. We have obtained from Sanofi-Synthelao and GSK, and will attempt to obtain in the future, licensed rights to certain proprietary technologies and compounds from other entities, individuals and research institutions, for which we may be obligated to pay license fees, make milestone payments and pay royalties. In addition, we may in the future enter into collaborative arrangements for the marketing, sales and distribution of our product candidates, which may require us to share profits or revenues. We may be unable to enter into additional collaborative licensing or other arrangements that we need to develop and commercialize our drug candidates. Moreover, we may not realize the contemplated benefits from such collaborative licensing or other arrangements. These arrangements may place responsibility on our collaborative partners for preclinical testing, human clinical trials, the preparation and submission of applications for regulatory approval, or for marketing, sales and distribution support for product commercialization. We cannot be certain that any of these parties will fulfill their obligations in a manner consistent with our best interests. These arrangements may also require us to transfer certain material rights or issue our equity securities to corporate partners, licensees and others. Any license or sublicense of our commercial rights may reduce our product revenue. Moreover, we may not derive any revenues or profits from these arrangements. In addition, our current strategic arrangements may not continue and we may be unable to enter into future collaborations. Collaborators may also pursue alternative technologies or drug candidates, either on their own or in collaboration with others, that are in direct competition with us.

If we fail to comply with our obligations in the agreements under which we license development or commercialization rights to products or technology from third parties, we could lose license rights that are important to our business.

Two of our current product candidates are based on intellectual property that we have licensed from Sanofi-Synthelabo and GSK. Another clinical development program involves a joint development program with Wyeth pursuant to which we licensed to Wyeth worldwide rights under patents and know-how owned by us or created under the agreement. We depend, and will continue to depend, on these license agreements. All of our license agreements may be terminated if, among other events, we fail to satisfy our obligations as they relate to the development of the particular product candidate. All of our license agreements (other than the agreements with Lilly regarding Vancocin), may also be terminated if we breach that license agreement and do not cure the breach within specified time periods or in the event of our bankruptcy or liquidation. Our agreement with Lilly permits it to suspend the licenses granted to us by Lilly in the event of certain uncured defaults by us.

Our license agreement with GSK imposes various obligations on us, including milestone payment requirements and royalties. If we fail to comply with these obligations, the licensor may have the right to terminate the license, in which event we would not be able to market products covered by the license.

Disputes may arise with respect to our licensing agreements regarding manufacturing, development and commercialization of any of the particular product candidates. These disputes could lead to delays in or termination of the development, manufacture and commercialization of our product candidates or to litigation.

If our licensors do not protect our rights under our license agreements with them or do not reasonably consent to our sublicense of rights or if these license agreements are terminated, we may lose revenue and expend significant resources defending our rights.

We have licensed from GSK worldwide rights, excluding Japan, to an antiviral compound, maribavir, for the prevention and treatment of CMV infections related to transplant (including solid organ and hematopoietic stem cell transplantation), congenital transmission, and in patients with HIV infection. This compound, and a related compound, are subject to patents and patent applications in a variety of countries throughout the world. We have licensed from Sanofi-Synthelabo the exclusive United States and Canadian rights to certain antiviral agents for use in picornavirus indications, which are the subject of U.S. and Canadian patents and patent applications owned by Sanofi-Synthelabo, certain of which describe pleconaril and others of which describe compounds that are either related to pleconaril or have antiviral activity. We depend on GSK and Sanofi-Synthelabo to prosecute and maintain many of these patents and patent applications and protect such patent rights. Failure by GSK or Sanofi-Synthelabo to prosecute or maintain such patents or patent applications and protect such patent rights could lead to our loss of revenue. Under certain circumstances, our ability to sublicense our rights under these license agreements is subject to the licensor’s consent. If our license agreements with GSK and Sanofi-Synthelabo are terminated, our ability to manufacture, develop, market and sell products under those agreements would terminate.

Many potential competitors who have greater resources and experience than we do may develop products and technologies that make ours non-competitive or obsolete.

There are many entities, both public and private, including well-known, large pharmaceutical companies, chemical companies, biotechnology companies and research institutions, engaged in developing pharmaceuticals for applications similar to those targeted by us. For example, there are products already marketed by F. Hoffman La-Roche for CMV and Schering Corporation for hepatitis C. In addition, Eli Lilly, Merck & Co. and Boehringer Ingelheim, among several other companies, are developing compounds to treat hepatitis C. Pfizer, Inc. may be developing a compound to treat infections caused by rhinoviruses, which are viruses included in the picornavirus family. Metronidazole, which is not labeled for the treatment of Clostridium difficle-associated diarrhea, is regularly prescribed to treat CDAD. Oscient Pharmaceuticals is developing compounds to treat CDAD and Genezyme Corporation is developing compounds to treat the symptoms of CDAD. In addition, Salix Pharmaceuticals has received FDA approval for a compound to treat travelers diarrhea, which in the future may be prescribed by physicians to patients suffering from CDAD. Oral Vancocin could also become subject to generic competition. Developments by these or other entities may render our products under development non-competitive or obsolete. Furthermore, many of our competitors are more experienced than we are in drug development and commercialization, obtaining regulatory approvals and product manufacturing and marketing. Accordingly, our competitors may succeed in obtaining regulatory approval for products more rapidly and more effectively than we do. Competitors may succeed in developing products that are more effective and less costly than any that we develop and also may prove to be more successful in the manufacturing and marketing of products.

Any product that we successfully develop and for which we gain regulatory approval must then compete for market acceptance and market share. Accordingly, important competitive factors, in addition to completion of clinical testing and the receipt of regulatory approval, will include product efficacy, safety, timing and scope of regulatory approvals, availability of supply, marketing and sales capacity, reimbursement coverage, pricing and patent protection. Our products could also be rendered obsolete or uneconomical by regulatory or competitive changes.

Many other entities seek to establish collaborative arrangements for product research and development, or otherwise acquire products, in competition with us.

We face competition from large and small companies within the pharmaceutical and biotechnology industry as well as public and private research organizations, academic institutions and governmental agencies in acquiring products and establishing collaborative arrangements for product development. Many of the companies and institutions that compete against us have substantially greater capital resources, research and development staffs and facilities than we have, and substantially greater experience in conducting business development activities. These entities represent significant competition to us as we seek to expand further our pipeline through the in-license or acquisition of additional products in a late stage of clinical development, or that are currently on the market but are under-promoted or not currently promoted. Moreover, while it is not feasible to predict the actual cost of acquiring additional product candidates (other than oral Vancocin), that cost could be substantial. We may need additional financing in order to acquire additional new products. Our outstanding indebtedness may make it more difficult for us to raise additional financing.

Core patent protection for oral Vancocin has expired, which could result in significant competition from generic products resulting in a significant reduction in sales of oral Vancocin.

The last core patent protecting oral Vancocin expired in 1996, which could result in significant competition from generic products and, particularly in the United States, can result in a significant reduction in sales of oral Vancocin. In order to continue to obtain commercial benefits from oral Vancocin, we will rely on product manufacturing trade secrets, know-how and related non-patent IP. The effect of this expiration depends upon:

•	the nature of the market and the position of oral Vancocin in the market from time to time;

•	the growth of the market;

•	the complexities and economics of manufacture of a competitive product; and

•	the requirements of generic drug laws.

We will rely on our employees and consultants to keep our trade secrets confidential.

We rely on trade secrets, trademarks, and unpatented proprietary know-how and continuing technological innovation in developing and manufacturing our products, including oral Vancocin. We require each of our employees, consultants and advisors to enter into confidentiality agreements prohibiting them from taking our proprietary information and technology or from using or disclosing proprietary information to third parties except in specified circumstances. The agreements also provide that all inventions conceived by an employee, consultant or advisor, to the extent appropriate for the services provided during the course of the relationship, are our exclusive property, other than inventions unrelated to us and developed entirely on the individual’s own time. Nevertheless, these agreements may not provide meaningful protection of our trade secrets and proprietary know-how if they are used or disclosed. Despite all of the precautions we may take, people who are not parties to confidentiality agreements may obtain access to our trade secrets or know-how. In addition, others may independently develop similar or equivalent trade secrets or know-how.

We depend on patents and proprietary rights for our products which are in clinical development, which may offer only limited protection against potential infringement and if we are unable to protect our patents and proprietary rights, we may lose the right to develop, manufacture, market or sell products and lose sources of revenue.

The pharmaceutical industry places considerable importance on obtaining patent and trade secret protection for new technologies, products and processes. Our success depends, in part, on our ability to develop and maintain a strong patent position for our products and technologies in clinical development, both in the United States and in other countries. Litigation or other legal proceedings may be necessary to defend against claims of infringement, to enforce our patents, or to protect our trade secrets, and could result in substantial cost to us and diversion of our efforts. We intend to file applications as appropriate for patents describing the composition of matter of our drug candidates, the proprietary processes for producing such compositions, and the uses of our drug candidates. We own 12 issued United States patents, 9 non-United States patents and have 25 pending United States patent applications. We also have filed international, regional and non-United States national patent applications in order to pursue patent protection in major foreign countries.

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

We may incur substantial costs in asserting any patent rights and in defending suits against us related to intellectual property rights, even if we are ultimately successful. If we are unsuccessful in defending a claim that we have infringed or misappropriated the intellectual property of a third party, we could be required to pay substantial damages, stop using the disputed technology, develop new non-infringing technologies, or obtain one or more licenses from third parties. If we or our licensors seek to enforce our patents, a court may determine that our patents or our licensors’ patents are invalid or unenforceable, or that the defendant’s activity is not covered by the scope of our patents or our licensors’ patents. The United States Patent and Trademark Office or a private party could institute an interference proceeding relating to our patents or patent applications. An opposition or revocation proceeding could be instituted in the patent offices of foreign jurisdictions. An adverse decision in any such proceeding could result in the loss of our rights to a patent or invention.

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

Lilly will provide us with certain transition services, without which we may not be able to successfully integrate oral Vancocin into our business.

Lilly is obligated to provide us with certain transition services from the closing of the transaction for the time period we negotiated with them, including warehousing of finished product, accounts receivable management, billing, collection and recordkeeping. If Lilly does not provide us with these services, or does not provide these services in a timely or professional manner, we may not be able to successfully integrate oral Vancocin into our business, which may result in our not achieving sales of oral Vancocin that we expect.

We expect to rely on a third party to perform the distribution and logistics services for Vancocin after Lilly’s transition services period has ended.

We expect to rely on a third party to provide many of the distribution and logistics services provided by Lilly during the transition services period. If the transition from Lilly to this third party does not occur as planned, or the third party ceases to be able to provide us with these services, or does not provide these services in a timely or professional manner, we may not be able to successfully integrate oral Vancocin into our business, which may result in our not achieving the sales of oral Vancocin that we expect. Additionally, any delay or interruption in the process or in payment could result in a delay delivering product to our customers, which could have a material effect on our business.

We also expect that the third party service provider will store and distribute our products from a single warehouse located in the central United States. A natural disaster which occurs near this facility could materially and adversely impact our ability to supply oral Vancocin to our wholesalers which would result in a reduction in revenues from sales of oral Vancocin.

We have limited sales and marketing experience and if we are unable to develop our own sales and marketing capability we may be unsuccessful in commercializing our products.

Under our agreement with GSK, we have the exclusive right to market and sell maribavir throughout the world, other than Japan. Under our agreement with Wyeth, we have the right to co-promote hepatitis C products arising from our collaboration in the United States and Canada. Upon the effectiveness of the license agreement with Schering-Plough for intranasal pleconaril, Schering-Plough will be solely responsible for the marketing, promotion and sale of intranasal pleconaril following its approval. We intend to continue to pursue in-licensing or other means of acquiring products in a late stage of clinical development, or that are currently on the market but are under promoted or not currently promoted.

We currently have a limited marketing staff and no sales staff. If we are successful in acquiring oral Vancocin or achieving FDA approval for any product candidate, we will need to build a commercial capability. Although our anticipated expenditures for oral Vancocin are expected to be modest, the development of a marketing and sales capability for our product candidates in clinical development will require significant expenditures, management resources and time. We may be unable to build a marketing and sales capability, the cost of establishing such a marketing and sales capability may exceed any product revenues, and our marketing and sales efforts may be unsuccessful. We may not be able to find a suitable sales and marketing partner for our products. If we are unable to successfully establish a sales and marketing capability in a timely manner or find suitable sales and marketing partners, our business and results of operations will be harmed. Even if we are able to develop a sales force or find a suitable marketing partner, we may not successfully penetrate the markets for any of our proposed products.

We currently depend, and will in the future depend, on third parties to manufacture our products and product candidates. If these manufacturers fail to meet our requirements and the requirements of regulatory authorities, our business, financial condition and results of operations will be harmed.

We do not have the internal capability to manufacture commercial quantities of pharmaceutical products under the FDA’s current Good Manufacturing Practices, or cGMP. In order to continue to develop products, apply for regulatory approvals and commercialize our products, we will need to contract for or otherwise arrange for the necessary manufacturing capabilities.

There are a limited number of manufacturers that operate under the FDA’s cGMP capable of manufacturing our products. If we are unable to enter into supply and processing contracts with any of these manufacturers or processors, there may be additional costs and delay in the development and commercialization of our products. Even if we are able to enter into supply and processing contracts with any of these manufacturers or processors, but such manufacturers or processors are unable to satisfy our requirements, there may be additional cost and delay in the development or commercialization of our products. If we are required to find an additional or alternative source of supply, there may be additional costs and delays in the development or commercialization of our products. Additionally, the FDA inspects all commercial manufacturing facilities before approving an NDA for a drug manufactured at those sites. If any of our manufacturers or processors fails to pass this the FDA inspection, the approval and eventual commercialization of our products may be delayed.

We will continue to buy oral Vancocin finished product from Lilly until the earlier of a date following the regulatory qualification of alternative supply sources or a date agreed to with Lilly, at which time Lilly will cease to manufacture and sell finished product and active pharmaceutical ingredients to us. Although Lilly has entered into agreements with third party contract manufacturers, we anticipate that it will take us in excess of one year to qualify these alternate sources. There is no guarantee that the contract manufacturers will be qualified in the time periods expected, or at all. Following qualification, we will be dependent upon a sole source supplier of active pharmaceutical ingredients and a sole finished goods manufacturer. If our contract manufacturers are not qualified by regulatory authorities before the latest date that Lilly is required to supply us with Vancocin finished product, we will experience supply interruptions that may materially and adversely effect our sales and our business generally. If our contract manufacturers cannot provide us with our oral Vancocin requirements in a timely and cost-effective manner, or if the product they supply does not meet commercial requirements for shelf life, our sales of marketed products could be reduced.

Any commercial dispute with any of our suppliers could result in delays in the manufacture of product, and affect our ability to commercialize our products. We cannot be certain that manufacturing sources will continue to be available or that we can continue to out-source the manufacturing of our products on reasonable or acceptable terms. Any loss of a manufacturer or any difficulties that could arise in the manufacturing process could significantly affect our inventories and supply of products available for sale. If we are unable to supply sufficient amounts of our products on a timely basis, our market share could decrease and, correspondingly, our revenues would decrease.

If our contract manufacturers fail to comply with cGMP regulations, our product commercialization could be delayed or subject to restrictions or we may be unable to meet demand for our products and may lose potential revenue.

All of our contract manufacturers must comply with the applicable FDA cGMP regulations, which include quality control and quality assurance requirements as well as the corresponding maintenance of records and documentation. If our contract manufacturers do not comply with the applicable cGMP regulations and other FDA regulatory requirements, the availability of marketed products for sale could be reduced and we could suffer delays in the progress of clinical trials for products under development. We do not have control over our third-party manufacturers’ compliance with these regulations and standards. Moreover, while we may choose to manufacture products in the future, we have no experience in the manufacture of pharmaceutical products for clinical trials or commercial purposes. If we decide to manufacture products, we would be subject to the regulatory requirements described above. In addition, we would require substantial additional capital and would be subject to delays or difficulties encountered in manufacturing pharmaceutical products. No matter who manufactures the product, we will be subject to continuing obligations regarding the submission of safety reports and other post-market information.

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

If our supply of finished products is interrupted, our ability to maintain our inventory levels could suffer and future revenues may be delayed.

We will try to maintain inventory levels that are no greater than necessary to meet our current projections. Any interruption in the supply of finished products could hinder our ability to timely distribute finished products. If we are unable to obtain adequate product supplies to satisfy our customers’ orders, we may lose those orders and our customers may cancel other orders and stock and sell competing products. This in turn could cause a loss of our market share and negatively affect our revenues.

Supply interruptions may occur and our inventory may not always be adequate. Numerous factors could cause interruptions in the supply of our finished products including failure to have a third party supply chain validated in a timely manner, shortages in raw material required by our manufacturers, changes in our sources for manufacturing, our failure to timely locate and obtain replacement manufacturers as needed and conditions affecting the cost and availability of raw materials. Lilly experienced a supply interruption during 2002 due to changes in quality standards for oral Vancocin and its components and there is no assurance that we will not experience similar or dissimilar supply interruptions.

We may obtain business interruption insurance, which could mitigate some of our loss of income in the event of certain covered interruptions of supply. However, we may not be able to obtain this insurance on terms acceptable to us. Even if we are able to obtain this insurance, it may not completely mitigate the harm to our business from the interruption of the manufacturing of products. The loss of a manufacturer could still have a negative effect on our sales, margins and market share, as well as our overall business and financial results.

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

Our future product revenues from sales of oral Vancocin could be reduced by imports from countries where oral Vancocin is available at lower prices.

Oral Vancocin has been approved for sale outside of the United States, including but not limited to in Canada, Brazil and Europe, and Lilly will continue to market oral Vancocin outside of the United States. There have been cases in which pharmaceutical products were sold at steeply discounted prices in markets outside the United States and then re-imported to the United States where they could be resold at prices higher than the original discounted price, but lower than the prices commercially available in the United States. If this happens with oral Vancocin our revenues would be adversely affected.

In recent years, various legislative proposals have been offered in Congress and in some state legislatures that would authorize re-importation of pharmaceutical products into the United States from other countries (including Canada). We cannot predict the outcome of such initiatives, and it is difficult to predict the future impact of the broad and expanding legislative and regulatory requirements affecting us.

The amount of inventory of oral Vancocin at pharmaceutical wholesalers at the time of closing of the acquisition may negatively affect our sales of the product.

Oral Vancocin was sold by Lilly mainly to pharmaceutical wholesalers. These wholesalers buy quantities of products to resell to hospitals pharmacies and other end users. Oftentimes, when wholesalers think that a pharmaceutical company may increase the price of a product, they order additional quantities of the product, in order to purchase under existing sales and marketing programs, or at the lower price. When we purchase oral Vancocin from Lilly, we can not be certain what quantity of oral Vancocin wholesalers are maintaining. The amount of inventory of the product that pharmaceutical wholesalers have at the time that we acquire the product could negatively affect our sales of the product.

Orders for oral Vancocin may increase or decrease depending on the inventory levels held by our expected major customers. Significant increases and decreases in orders from our major customers could cause our operating results to vary significantly from quarter to quarter.

We expect that our customers for oral Vancocin will include the nation’s leading wholesale pharmaceutical distributors, such as McKesson HBOC, Inc., Cardinal Health, Inc., and AmerisourceBergen Corporation. During 2003, Cardinal Health, McKesson and AmerisourceBergen, accounted for substantially all of the net product revenues for oral Vancocin. Retail availability of oral Vancocin is therefore greatly affected by inventory levels held by our customers. We expect to monitor wholesaler inventory of our products using a combination of methods, including tracking prescriptions filled at the pharmacy level to determine inventory amounts sold from the wholesalers to their customers. However, our estimates of wholesaler inventories may differ significantly from actual inventory levels. Significant differences between actual and estimated inventory levels may result in excessive inventory production, inadequate supplies of products in distribution channels, insufficient or excess product available at the retail level, and unexpected increases or decreases in orders from our major customers. Forward-buying by wholesalers, for example, may result in significant and unexpected changes in customer orders from quarter to quarter. These changes may cause our revenues to fluctuate significantly from quarter to quarter, and in some cases may cause our operating results for a particular quarter to be below our expectations or projections. If our financial results are below expectations for a particular period, the market price of our securities may drop significantly.

Our successful commercialization of our products will depend, in part, on the availability of third party reimbursement.

Our ability to commercialize our product candidates successfully will depend, in part, on the extent to which reimbursement for the cost of such products and related treatments will be available from government health administration authorities, such as Medicare and Medicaid in the United States, private health insurers and other organizations. Federal and state regulations govern or influence the reimbursement to health care providers of fees in connection with medical treatment of certain patients. In the United States, there have been, and we expect there will continue to be, a number of state and federal proposals that could limit the amount that state or federal governments will pay to reimburse the cost of drugs. Continued significant changes in the health care system could have a material adverse effect on our business. Decisions by state regulatory agencies, including state pharmacy boards, and/or retail pharmacies may require substitution of generic for branded products, may prefer competitors’ products over our own, and may impair our pricing and thereby constrain our market share and growth. In addition, we believe the increasing emphasis on managed care in the United States could put pressure on the price and usage of our product candidates, which may in turn adversely impact future product sales.

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

In recent years, various legislative proposals have been offered in Congress and in some state legislatures that include major changes in the health care system. These proposals have included price or patient reimbursement constraints on medicines and restrictions on access to certain products. We cannot predict the outcome of such initiatives, and it is difficult to predict the future impact of the broad and expanding legislative and regulatory requirements affecting us.

Historically, oral Vancocin has been subject to limitations on the amount of payment and reimbursement available from third party payors.

Historically, only a portion of the cost of oral Vancocin prescriptions is paid for or reimbursed by managed care organizations and other third-party payors. Some managed care organizations and other third party payors do not provide any reimbursement for oral Vancocin. This reimbursement policy makes oral Vancocin less attractive, from a net-cost perspective, to patients, suppliers and prescribing physicians. If adequate reimbursement levels are not provided for oral Vancocin, or if those policies increasingly favor other products, our market share and gross margins could be negatively affected, as could our overall business and financial condition.

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

The rate of completion of clinical trials depends upon many factors, including the rate of enrollment of patients. Our ability to enroll patients in certain clinical trials for maribavir depends on our ability to identify a sufficient number of patients who have undergone allogeneic hematopoietic stem cell (e.g., bone marrow) transplantation. If we are unable to accrue sufficient clinical patients during the appropriate period, we may need to delay our clinical trials and incur significant additional costs. In addition, the FDA or Institutional Review Boards may require us to delay, restrict, or discontinue our clinical trials on various grounds, including a finding that the subjects or patients are being exposed to an unacceptable health risk. Moreover, we may be unable to submit a New

Drug Application, or NDA, to the FDA for our product candidates within the timeframe we currently expect. Once an NDA is submitted, an NDA must be approved by the FDA before we can commercialize the product described in the application. The cost of human clinical trials varies dramatically based on a number of factors, including:

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

Even if we obtain positive preclinical or clinical trial results in initial studies, future clinical trial results may not be similarly positive. As a result, ongoing and contemplated clinical testing, if permitted by governmental authorities, may not demonstrate that a product candidate is safe and effective in the patient population and for the disease indications for which we believe it will be commercially advantageous to market the product. The failure of our clinical trials to demonstrate the safety and efficacy of our desired indications could delay the commercialization of the product and harm our ability to raise capital and achieve profitability and to service our debt requirements.

If we fail to comply with regulatory requirements, or if we experience unanticipated problems with our approved products, our products could be subject to restrictions or withdrawal from the market.

Oral Vancocin and any other product for which we obtain marketing approval from the FDA, along with the manufacturing processes, post-approval clinical data collection and promotional activities for such product, will be subject to continual review and periodic inspection by the FDA and other regulatory bodies. After approval of a product, and with oral Vancocin, we will have significant ongoing regulatory compliance obligations. Later discovery of previously unknown problems with our products or manufacturing processes, or failure to comply with regulatory requirements, may result in penalties or other actions, including:

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

We are highly dependent upon qualified scientific, technical and managerial personnel, including our president and CEO, Michel de Rosen, our vice president and chief financial officer, Vincent J. Milano, our Vice President and Chief Scientific Officer, Colin Broom and our Vice President Commercial Operations, Joshua Tarnoff. We are currently seeking to fill certain key positions, including persons to lead our supply chain logistics and regulatory compliance efforts. Our anticipated growth and expansion into new areas and activities will require additional expertise and the addition of new qualified personnel. There is intense competition for qualified personnel in the pharmaceutical field. Therefore, we may not be able to attract and retain the qualified personnel necessary for the development of our business. Furthermore, we have not entered into non-competition agreements with our key employees. The loss of the services of existing personnel, as well as the failure to recruit additional key scientific, technical and managerial personnel in a timely manner, would harm our development programs, and our ability to manage day-to-day operations, attract collaboration partners, attract and retain other employees and generate revenues. We do not maintain key man life insurance on any of our employees.

Our restructuring plan may not achieve the intended benefits.

We restructured our Company in January 2004 as part of our effort to redefine our strategic direction to focus on development of later stage opportunities, to build specific franchises relating to our current development programs and to expand our product portfolio through the acquisition of complementary late stage or commercial product opportunities as a means to accelerate our path toward becoming a profitable pharmaceutical company. Our restructuring efforts have placed and may continue to place a significant strain on our managerial, operational, financial and other resources. Additionally, the restructuring may negatively affect our employee turnover, recruitment and retention of employees.

We may not be successful in implementing our strategic direction. There are a variety of risks and uncertainties that we face in executing this strategy.

We may need additional financing in order to acquire additional new products or product candidates. We are currently exploring alternatives to either reduce the outstanding principal amount or to restructure our outstanding convertible subordinated notes. Even if we are successful in such efforts, our outstanding indebtedness may make it more difficult for us to raise additional financing. We may not have sufficient resources to execute our plans, and our actual expenses over the periods described in this report may vary depending on a variety of factors, including:

•	the level of revenue from sales of Vancocin actually received by us;

•	our actual operating costs related to Vancocin;

•	the cost of acquiring additional new product opportunities as a result of our business development efforts;

•	the actual cost of conducting clinical trials;

•	the outcome of clinical trials in our CMV and HCV programs;

•	whether we receive any of the license fee, milestone payments and royalties contemplated by our license agreement with Schering-Plough relating to the development and commercialization of intranasal pleconaril;

•	our resulting right to receive or obligation to pay milestone payments under agreements relating to our CMV, HCV and common cold programs;

•	our ability to sublease unused office and lab space;

•	whether we are able to maintain our listing on the Nasdaq Stock Market; and

•	the costs associated with ongoing litigation.

In addition to the points noted above, our ability to achieve and sustain profitability is dependent on developing and obtaining regulatory approvals for our product candidates, successfully commercializing such product candidates (which may include entering into collaborative agreements for product development and commercialization), acquiring additional products through our business development efforts, and securing contract manufacturing services and distribution and logistics services. We will need to raise substantial additional funds to continue our business activities and fund our debt service obligations beyond 2006.

We may be subject to product liability claims, which can be expensive, difficult to defend and may result in large judgments or settlements against us.

The administration of drugs to humans, whether in clinical trials or after marketing clearance is obtained, can result in product liability claims. Product liability claims can be expensive, difficult to defend and may result in large judgments or settlements against us. In addition, third party collaborators and licensees may not protect us from product liability claims. We currently only maintain product liability insurance for human clinical trials per claim and in the aggregate amount of $6.0 million.

We are in the process of obtaining product liability insurance in connection with the acquisition of oral Vancocin. We may not be able to obtain or maintain adequate protection against potential liabilities arising from product sales. If we are unable to obtain sufficient levels of insurance at acceptable cost or otherwise protect against potential product liability claims, we will be exposed to product liability claims. A successful product liability claim in excess of our insurance coverage could harm our financial condition, results of operations and prevent or interfere with our product commercialization efforts. In addition, any successful claim may prevent us from obtaining adequate product liability insurance in the future on commercially desirable terms. Even if a claim is not successful, defending such a claim may be time-consuming and expensive.

Legal proceedings could require us to spend substantial amounts of money and impair our operations.

In March and May 2002, complaints were filed in the United States District Court for the Eastern District of Pennsylvania against us seeking an unspecified amount of damages on behalf of an alleged class of persons who purchased shares of our common stock at various times between July 13, 1999 and March 19, 2002. In July 2002, the complaints were consolidated into a single action. The consolidated complaint names us, as well as certain of our directors and officers, as defendants. The consolidated complaint alleges that we and/or such directors and officers violated federal securities laws by misrepresenting and failing to disclose certain information regarding Picovir® (pleconaril). In August 2002, we filed a motion to dismiss the consolidated complaint. In April 2003, the court granted in part and denied in part our motion to dismiss the consolidated complaint. In December 2003, we filed a motion for partial summary judgment of this action and a memorandum opposing the certification of the plaintiffs’ class action status. In March 2004, we entered into an agreement in principle with plaintiffs’ counsel to settle this litigation. A hearing on the proposed settlement was held in November 2004. The proposed settlement will be paid from our insurance coverage and will not result in the payment of any funds by us. However, the proposed settlement is subject to the approval of the court. If the proposed settlement is not approved by the court, then the range of possible resolutions of these proceedings could include judgments against us or our directors or officers or settlements that could require substantial payments by us, which could have a material adverse impact on our financial position, results of operations and cash flows. These proceedings might require substantial attention of our management team and therefore divert time and attention from our business and operations.

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

Our stock price, like the market price of the stock of other development-stage pharmaceutical companies, has been volatile. For example, during 2003 and the first nine months of 2004, the market price for our common stock traded between $1.40 and $4.75 per share. The following factors, among others, could have a significant impact on the market for our common stock:

•	results of preclinical studies and clinical trials with respect to our product candidates in development or those of our competitors;

•	developments with our collaborators;

•	announcements of technological innovations or new products by our competitors;

•	litigation or public concern as to the safety or efficacy of our products or our competitors’ products;

•	the outcome of our currently ongoing class action securities litigation;

•	developments in patent or other proprietary rights of ours or our competitors (including related litigation);

•	any other future announcements concerning us or our competitors;

•	any announcement regarding our acquisition of product candidates or entities;

•	future announcements concerning our industry;

•	governmental regulation;

•	actions or decisions by the SEC, the FDA or other regulatory agencies;

•	changes or announcements of changes in reimbursement policies;

•	period to period fluctuations in our operating results;

•	our cash balances;

•	changes in our capital structure;

•	changes in estimates or our performance by securities analysts;

•	market conditions applicable to our business sector; and

•	general market conditions.

Future sales of our common stock in the public market or the timing of the exercise of the warrants being issued together with the Senior Notes and, if and to the extent any of the Senior Convertible Notes are issued, the conversion of the Senior Convertible Notes into shares of our common stock could adversely affect our stock price.

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

As of September 30, 2004, we had outstanding options to purchase 2,780,323 shares of our common stock at a weighted average exercise price of $8.90 per share (1,273,288 of which have not yet vested) issued to employees, directors and consultants pursuant to our 1995 Stock Option and Restricted Share Plan, and outstanding options to purchase 164,150 shares of our common stock at a weighted average exercise price of $1.26 per share (77,074 of which have not yet vested) to non-executive employees pursuant to our 2001 Stock Option Plan. In order to attract and retain key personnel, we may issue additional securities, including stock options, in connection with our employee benefit plans, or may lower the price of existing stock options. Sale, or the availability for sale, of substantial amounts of common stock by our existing stockholders pursuant to an effective registration statement or under Rule 144, through the exercise of registration rights or the issuance of shares of common stock upon the exercise of stock options or warrants, or the conversion of our preferred stock, or the perception that such sales or issuances could occur, could adversely affect the prevailing market prices for our common stock.

The terms of our Senior Convertible Notes, if and to the extent issued, will permit the holders thereof to voluntarily convert their notes at any time into shares of common stock at $2.50 per share. We will also have the option of auto-converting, on a quarterly basis, up to 25% of the total principal amount of any Senior Convertible Notes issued, subject to certain conditions. Each of the 5,000,000 Warrants will become detachable from the Senior Notes and be exercisable for one share of our common stock at an exercise price of $0.01 per share if our stockholders vote to not approve the issuance of the Senior Convertible Notes. The Warrants will have an expiration date of October 18, 2005. As a result of these shares of our common stock being issued upon voluntary or auto-conversion of the Senior Convertible Notes and upon exercise of the Warrants (if any when such Warrants become detachable), our stockholders may experience substantial dilution of their ownership interest, which could adversely affect our stock price.

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

As of September 30, 2004, our stockholders’ equity was below $10.0 million. If our stockholders’ equity remains below $10.0 million, then to maintain our Nasdaq National Market listing we will be required to maintain a minimum bid price of $1.00 per share and a $50.0 million market value of our listed securities. If we fail to meet this standard for ten consecutive days, Nasdaq would send us a “deficiency notice” informing us that we would be delisted after thirty days unless we meet this standard for at least ten consecutive trading days during such thirty-day period. If we were unable to regain compliance for The Nasdaq National Market, we would have the option, subject to our compliance with the listing requirements for the Nasdaq SmallCap Market and Nasdaq approval, of transferring to The Nasdaq SmallCap Market, where we would be permitted additional time to remedy a bid price deficiency, while remaining eligible for The Nasdaq National Market reinstatement. In the second quarter of 2004 we were not in compliance with the Nasdaq continued listing requirements, however, in August 2004, we received a notice from Nasdaq that at such time we met all of the criteria for continued listing on the Nasdaq National Market.

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

We previously used hazardous materials in our business and any claims relating to improper handling, storage or disposal of these materials could be time consuming and costly.

Prior to our restructuring in January 2004, we used, and during the transition period following that restructuring we may continue to use, radioactive and other materials that could be hazardous to human health, safety or the environment. In connection with our restructuring in January 2004, we have decommissioned our discovery laboratories, which requires the disposal of many of these materials. We are subject to stringent federal, state and local laws, rules, regulations and policies governing the use, generation, manufacture, storage, air emission, effluent discharge, handling and disposal of certain materials and wastes. We stored these materials and various wastes resulting from their use at our facility pending ultimate use and disposal. Although we believe that our safety procedures for handling and disposing of such materials comply with federal, state and local laws, rules, regulations and policies, the risk of accidental injury or contamination from these materials cannot be entirely eliminated. We may be required to incur significant costs to comply with environmental laws, rules, regulations and policies. Additionally, if an accident occurs, we could be held liable for any resulting damages, and any such liability could exceed our resources. We do not maintain a separate insurance policy for these types of risks and we do not have reserves set aside for environmental claims. Any future environmental claims could harm our financial conditions, results of operations and prevent or interfere with our product commercialization efforts. In addition, compliance with future environmental laws, rules, regulations and policies could lead to additional costs and expenses.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

Our holdings of financial instruments are comprised of a mix of U.S. corporate debt, government securities and commercial paper. All such instruments are classified as securities available for sale. Our debt security portfolio represents funds held temporarily pending use in our business and operations. We manage these funds accordingly. Our primary investment objective is the preservation of principal, while at the same time maximizing the generation of investment income. We seek reasonable assuredness of the safety of principal and market liquidity by investing in cash equivalents (such as Treasury bills and money market funds) and fixed income securities (such as U.S. government and agency securities, municipal securities, taxable municipals, and corporate notes) while at the same time seeking to achieve a favorable rate of return. Our market risk exposure consists principally of exposure to changes in interest rates. Our holdings are also exposed to the risks of changes in the credit quality of issuers. Historically, we have typically invested in financial instruments with maturities of less than one year. The carrying amount, which approximates fair value, and the annualized weighted average nominal interest rate of our investment portfolio at September 30, 2004 was approximately $96.6 million and approximately 1.3%, respectively.

At September 30, 2004, we had outstanding $127.9 million of our Subordinated Convertible Notes. The Subordinated Convertible Notes are convertible into shares of our common stock at a price of $109 per share, subject to certain adjustments. The Subordinated Convertible Notes bear interest at a rate of 6% per annum, payable semi-annually in arrears, and can be redeemed by us, at certain premiums over the principal amount. At September 30, 2004, the market value of our convertible subordinated notes was approximately $92.7 million, based on quoted market prices. The fair value of our Subordinated Convertible Notes is dependant upon, among other factors, the fair value of our common stock and prevailing market interest rates.

Subsequent to September 30, 2004, we signed an agreement with Lilly to acquire Vancocin Pulvules. In connection with this transaction, we issued $62.5 million aggregate principal amount of Senior Notes to partially finance the acquisition of Vancocin. If our stockholders do not approve the issuance of the Senior Convertible Notes in exchange for the Senior Notes and the Warrants, then the Senior Notes would mature on October 2005. The Senior Notes are described in more detail in the Management’s Discussion and Analysis section of this report.

ITEM 4. Controls and Procedures

(a) An evaluation was performed under the supervision and with the participation of the our management, including its Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, of the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of September 30, 2004. Based on that evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported as specified in Securities and Exchange Commission rules and forms.

(b) There were no significant changes in our internal control over financial reporting identified in connection with the evaluation of such controls that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

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

In March 2004, we entered into an agreement in principle with plaintiffs’ counsel to settle this litigation. The parties to the litigation then entered into a stipulation and agreement of the settlement dated June 29, 2004. Under the terms of the settlement, our insurance carriers assumed the obligation to pay the settlement amount of $9 million from our insurance coverage. The settlement will therefore not result in the payment of any funds by us. On July 12, 2004, the Court issued an order granting preliminary approval of the settlement. A hearing on this proposed settlement was held in November 2004. However, the proposed settlement is still subject to final approval of the court. If the proposed settlement does not receive final approval by the Court, then the range of possible resolutions of these proceedings could include judgments against us or our directors or officers or settlements that could require substantial payments by us, which could have a material adverse impact on our financial position, results of operations and cash flows. To date no liability related to this matter has been reflected in our consolidated balance sheet as the proposed settlement is within the limits of our insurance coverage and will be paid directly by the insurance company. These proceedings might require substantial attention of our management team and therefore divert time and attention from our business and operations.

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

VIROPHARMA INCORPORATED

Date: November 8, 2004	By:	/s/ Michel de Rosen
Michel de Rosen President, Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)

	By:	/s/ Vincent J. Milano
Vincent J. Milano Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

Exhibit Index

Exhibit	Description
31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.