Form 10-Q
period 2005-03-31
VIROPHARMA INC
filed 2005-05-05
CIK 946840

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

or

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

Number of shares outstanding of the issuer’s Common Stock, par value $.002 per share, as of May 2, 2005: 28,130,618 shares.

VIROPHARMA INCORPORATED

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ViroPharma Incorporated

Consolidated Balance Sheets

March 31, 2005 and December 31, 2004

	(unaudited)
(in thousands, except share and per share data)	March 31, 2005	December 31, 2004
Assets
Current assets:
Cash and cash equivalents	$44,618	$22,993
Short-term investments	11,980	12,184
Restricted cash equivalent	—	9,033
Accounts receivable, net	8,301	8,711
Inventory	2,942	1,022
Other current assets	1,126	1,630

Total current assets	68,967	55,573
Intangible assets, net	115,210	116,359
Equipment and leasehold improvements, net	1,476	1,503
Debt issue costs, net	3,757	4,372
Other assets	94	94

Total assets	$189,504	$177,901

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$1,902	$791
Due to partners	—	412
Accrued expenses and other current liabilities	8,702	10,888
Deferred revenue-current	564	564

Total current liabilities	11,168	12,655
Long-term debt	179,986	190,400
Derivative liability	3,771	—
Deferred revenue-noncurrent	423	563
Other liabilities	412	421

Total liabilities	195,760	204,039

Stockholders’ deficit:
Preferred stock, par value $0.001 per share. 5,000,000 shares authorized; Series A convertible participating preferred stock; no shares issued and outstanding	—	—
Series A junior participating preferred stock; 200,000 shares designated; no shares issued and outstanding	—	—
Common stock, par value $0.002 per share. 100,000,000 shares authorized; issued and outstanding 28,125,014 shares at March 31, 2005 and 26,758,495 shares at December 31, 2004	56	54
Additional paid-in capital	253,546	250,776
Deferred compensation	(8)	(10)
Accumulated other comprehensive income (loss)	(119)	147
Accumulated deficit	(259,731)	(277,105)

Total stockholders’ deficit	(6,256)	(26,138)

Total liabilities and stockholders’ deficit	$189,504	$177,901

See accompanying notes to unaudited consolidated financial statements.

ViroPharma Incorporated

Consolidated Statements of Operations

(unaudited)

Three months ended March 31, 2005 and 2004

	Three months ended March 31,
(in thousands, except per share data)	2005	2004
Revenues:
Net product sales	$21,055	$—
License fee and milestone revenue	6,141	1,346
Grant and other revenue	—	391

Total revenues	27,196	1,737

Costs and Expenses:
Cost of sales	3,614	—
Research and development	2,761	8,365
Marketing, general and administrative	2,265	8,245
Intangible amortization and acquisition of technology rights	1,170	—

Total costs and expenses	9,810	16,610

Operating income (loss)	17,386	(14,873)

Other Income (Expense):
Change in fair value of derivative liability	3,558	—
Interest income	208	330
Interest expense	(3,778)	(2,073)

Net income (loss)	$17,374	$(16,616)

Net income (loss) per share:
Basic	$0.64	$(0.63)
Diluted	$0.36	$(0.63)

Shares used in computing net income (loss) per share:
Basic	27,137	26,424
Diluted	51,997	26,424

See accompanying notes to unaudited consolidated finanical statements.

ViroPharma Incorporated

Consolidated Statements of Cash Flows

(unaudited)

Three months ended March 31, 2005 and 2004

	Three months ended March 31,
(in thousands)	2005	2004
Cash flows from operating activities:
Net income (loss)	$17,374	$(16,616)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Non-cash gain on derivative liability	(3,558)	—
Non-cash compensation expense	2	68
Non-cash interest expense	824	66
Non-cash asset impairment from restructuring	—	5,169
Depreciation and amortization expense	1,253	126
Changes in assets and liabilities:
Accounts receivable	410	—
Inventory	(1,920)	—
Notes receivable from officers	—	22
Due from (to) partners	(412)	(220)
Other current assets	504	258
Accounts payable	1,111	169
Accrued expenses and other current liabilities	(2,186)	(194)
Deferred revenue	(140)	(1,350)
Derivative liability	(585)	—
Other liabilities	(9)	(70)

Net cash provided by (used in) operating activities	12,668	(12,572)

Cash flows from investing activities:
Purchase of equipment and leasehold improvements	(56)	(14)
Purchase of Vancocin assets	(21)	—
Purchases of short-term investments	(55,554)	(37,226)
Release of restricted investments	9,033	—
Maturities of short-term investments	55,492	45,036

Net cash provided by investing activities	8,894	7,796

Cash flows from financing activities:
Net proceeds from issuance of common stock	83	58
Issuance costs related to the convertible senior notes	(20)	—
Payment of loans payable	—	(8)

Net cash provided by financing activities	63	50

Net increase (decrease) in cash and cash equivalents	21,625	(4,726)
Cash and cash equivalents at beginning of period	22,993	12,969

Cash and cash equivalents at end of period	$44,618	$8,243

Supplemental disclosure of non-cash transactions:
Deferred compensation	$2	$—
Unrealized gains (losses) on available for sale securities	(266)	70
Non-cash conversion on senior convertible notes, net of assoicated costs of $561	(2,689)	—
Non-cash debt discount on senior convertible notes	(7,914)	—
Non-cash conversion of senior notes to senior convertible notes	(62,500)	—
Supplemental disclosure of cash flow information:
Cash paid for interest	4,688	3,837

See accompanying notes to unaudited consolidated financial statements.

ViroPharma Incorporated

Notes to the Unaudited Consolidated Financial Statements

(1) Organization and Business Activities

ViroPharma Incorporated (“ViroPharma” or “the Company”) is a pharmaceutical company dedicated to the development and commercialization of products that address serious diseases treated by physician specialists and in hospital settings. The Company is focused on the marketing and sale of its commercialized product, Vancocin® Pulvules®, and the development of its clinical stage product candidates. The Company also is seeking to expand its product portfolio through the acquisition of complementary development stage or commercial product opportunities.

ViroPharma markets and sells Vancocin Pulvules, the oral capsule formulation of Vancocin (vancomycin hydrochloride) in the United States and its territories. Oral Vancocin is a potent antibiotic approved by the U.S. Food and Drug Administration to treat antibiotic-associated pseudomembranous colitis caused by Clostridium difficile and enterocolitis caused by Staphylococcus aureus (including methicillin-resistant strains). ViroPharma acquired Vancocin from Eli Lilly & Company (“Lilly”) in November 2004 for $116.0 million in cash, excluding transaction costs of $2.0 million. ViroPharma is focusing its current product development activities on viral diseases, including cytomegalovirus (CMV) infection and hepatitis C (HCV). The Company intends to continue to evaluate products in clinical development and marketed products that are under-promoted or not currently promoted, to expand its current product portfolio.

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

Basis of Presentation

The consolidated financial information at March 31, 2005 and for the three months ended March 31, 2005 and 2004, is unaudited but includes all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary to state fairly the consolidated financial information set forth therein in accordance with accounting principles generally accepted in the United States of America. The interim results are not necessarily indicative of results to be expected for the full fiscal year. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2004 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission.

In November 2004, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 151, Inventory Costs, an Amendment of ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material. This statement requires those items be recognized as current-period charges. We have early adopted this standard as of January 1, 2005, as permitted. Adoption of this statement did not have an impact on the consolidated financial statements.

Reclassification

Certain prior year amounts have been reclassified to conform to the current year presentation.

ViroPharma Incorporated

Notes to the Unaudited Consolidated Financial Statements (continued)

(2) Stock Compensation

The Company accounts for its stock option plans in accordance with the provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations (APB 25). As such, compensation cost is measured on the date of grant as the excess, if any, of the current market price of the underlying common stock over the exercise price of the option. Such compensation amounts are amortized over the respective vesting periods of the option grant. The Company adopted the disclosure provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended (SFAS No. 123), which permits entities to provide pro forma net income (loss) and pro forma income (loss) per share disclosures for employee stock option grants as if the fair-value-based method defined in SFAS No. 123 had been applied.

Compensation expense for options granted to non-employees is determined in accordance with SFAS No. 123, and related interpretations, as the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measured. Compensation expense for options granted to non-employees is remeasured each period as the underlying options vest.

If the Company determined compensation cost for options granted based on their fair value at the grant date under SFAS No. 123, the Company’s net income (loss) and net income (loss) per share would have been adjusted as indicated below:

	For the three months ended March 31,
(in thousands, except per share data)	2005	2004
Net income (loss):
As reported	$17,374	$(16,616)
Add: stock-based employee compensation expense included in net income (loss)	2	68
Deduct: total stock-based employee compensation expense determined under the fair-value-based method for all employee and director awards	(534)	(669)

Pro forma under SFAS No. 123	$16,842	$(17,217)

Net income (loss) per share:
Basic:
As reported	$0.64	$(0.63)

Pro forma under SFAS No. 123	$0.62	$(0.65)

Diluted:
As reported	$0.36	$(0.63)

Pro forma under SFAS No. 123	$0.35	$(0.65)

ViroPharma Incorporated

Notes to the Unaudited Consolidated Financial Statements (continued)

(3) Comprehensive Income (Loss)

In the Company’s annual consolidated financial statements, comprehensive income (loss) is presented as a separate financial statement. For interim consolidated financial statements, the Company is permitted to disclose the information in the footnotes to the consolidated financial statements. The disclosures are required for comparative purposes. The only comprehensive income (loss) item the Company has is unrealized gains and losses on available for sale securities. The following reconciles net income (loss) to comprehensive income (loss) for the three months ended March 31, 2005 and 2004:

	Three months ended March 31,
(in thousands)	2005	2004
Net income (loss)	$17,374	$(16,616)
Other comprehensive gain (loss):
Unrealized gains (losses) on available for sale securities	(266)	70

Comprehensive income (loss)	$17,108	$(16,546)

(4) Intangible Assets

The following represents the balance of the intangible assets at March 31, 2005:

(in thousands)	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
Trademarks	$10,475	$163	$10,312
Know-how	73,321	1,139	72,182
Customer relationship	33,234	518	32,716

Total	$117,030	$1,820	$115,210

Amortization expense for the quarter ended March 31, 2005 is $1.2 million. The estimated aggregated amortization expense for each of the next five years will be approximately $6.9 million.

In connection with the acquisition of Vancocin, Lilly is entitled to royalty payments through 2011, the amount of which is determined by annual net sales. We will account for future royalty payments as contingent consideration and will record an adjustment to the carrying amount of the related intangible asset and a cumulative adjustment to the intangible amortization upon achievement of the related sales milestones.

The following represents the balance of the intangible assets at December 31, 2004:

(in thousands)	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
Trademarks	$10,473	$58	$10,415
Know-how	73,308	407	72,901
Customer relationship	33,228	185	33,043

Total	$117,009	$650	$116,359

ViroPharma Incorporated

Notes to the Unaudited Consolidated Financial Statements (continued)

(5) Long-Term Debt

On March 31, 2005 and December 31, 2004, the Company’s long-term indebtedness includes the following:

(in thousands)	March 31, 2005	December 31, 2004
Subordinated Convertible Notes, 6% interest paid semi-annually, due March 2007	$127,900	$127,900
Senior Notes, 10% interest paid monthly	—	62,500
Senior Convertible Notes, 6% interest paid semi-anually, due October 2009	59,250	—
Less: Discount on Convertible Senior Notes	(7,164)	—

Total long-term debt	$179,986	$190,400

Subordinated Convertible Notes

The Company made a private offering of $180.0 million of subordinated convertible notes due March 2007 (the “subordinated convertible notes”), which closed on March 8, 2000. Gross proceeds from the issuance of subordinated convertible notes were $180.0 million. Debt issuance costs of $5.7 million have been capitalized and are being amortized over the term of the notes. The notes are convertible into shares of the Company’s common stock at a price of $109.15 per share, subject to certain adjustments. The notes bear interest at a rate of 6% per annum, payable semi-annually in arrears, and can be redeemed by the Company, at certain premiums over the principal amount, at any time. The notes are subordinated in right of payment to all senior indebtedness of the Company. The notes may be required to be repaid on the occurrence of certain fundamental changes, as defined.

Through March 31, 2005, the Company has reduced $52.1 million in principal amount of its subordinated convertible notes. Through March 31, 2005, the Company has purchased for cash an aggregate of $50.1 million in principal amount of its subordinated convertible notes for approximately $18.5 million and entered into agreements with a third party under which it issued 473,054 shares of its common stock in exchange for the surrender of $2.0 million of face amount of its 6% subordinated convertible notes held by such third party. The shares issued in these transactions had a market value of $1.2 million at the date of issuance. There were no reductions in the Company’s outstanding subordinated convertible notes during the first quarter of 2004 and 2005. At March 31, 2005, the outstanding principal balance of the subordinated convertible notes was $127.9 million, and the market value of the Company’s subordinated convertible notes was approximately $115.1 million, based on quoted market prices. In September 2004, the Company’s Board authorized the Notes Repurchase Committee of the Board to approve the issuance of up to 5,000,000 shares of its common stock in exchange for the surrender of subordinated convertible notes from time to time. On April 8, 2005 the Company’s Board authorized the Notes Repurchase Committee of the Board to approve the expenditure of up to $25 million to purchase the subordinated convertible notes from time to time. The Company’s ability to issue shares in exchange for subordinated convertible notes is subject to certain limitations. There can be no assurance that the Company will purchase or otherwise acquire any of the subordinated convertible notes at prices favorable to the Company or at all.

Senior Notes

To partially finance the acquisition of Vancocin, ViroPharma issued $62.5 million aggregate principal amount of Senior Secured Bridge Notes due October 2005 (the “senior notes”) and warrants to purchase 5,000,000 shares of the Company’s common stock at $0.01 per share (the “warrants”) in October 2004. The senior notes and the warrants were automatically exchanged for 6% Convertible Senior Secured Notes due October 2009 (the “senior convertible notes”) following stockholder approval of the issuance of the senior convertible notes in January 2005.

Interest on the senior notes was payable monthly at an annual rate of 10% until shareholder approval of the exchange into the senior convertible notes in January 2005. One full year of interest payable of $10.0 million on the senior notes was also placed into escrow and released as interest payments became due. Upon the exchange of senior notes for senior convertible notes in January 2005, the remaining $8.4 million balance of the unpaid escrowed interest for the senior notes was released to the Company. Debt issuance costs of $3.8 million have been capitalized and were being amortized over the life of the senior notes, which until exchanged into the senior convertible notes was one year. Upon the exchange, the estimated useful life of these costs was revised and the unamortized costs are now being amortized over the life of the senior convertible notes.

In accordance with SFAS No. 6 “Classification of Short-Term Obligations Expected to be Refinanced”, the Company recorded the senior notes as long-term debt as of December 31, 2004.

ViroPharma Incorporated

Notes to the Unaudited Consolidated Financial Statements (continued)

Senior Convertible Notes

The senior notes and the warrants were automatically exchanged in January 2005 for the senior convertible notes following stockholder approval of the issuance of the senior convertible notes. The $62.5 million value of the senior convertible notes, which are due in October 2009, is in an amount equal to the aggregate principal amount of the senior notes for which the senior convertible notes were exchanged. The senior convertible notes rank senior in right of payment to the Company’s existing and future subordinated indebtedness and are secured by a first lien on the vancomycin assets which are primarily related to the manufacture, production, preparation, packaging or shipment of vancomycin products and all proceeds of such assets, including accounts receivable generated from the sale of such vancomycin products. The carrying value of the Vancocin assets as of March 31, 2005 that secure the senior convertible notes was $115.2 million. In April 2005, the initial investors in the senior notes exercised their purchase option and acquired an additional $12.5 million of the senior convertible notes with identical terms.

Subject to certain limitations, the senior convertible notes are convertible into shares of common stock at the option of the holder at any time prior to maturity at a conversion rate of $2.50 per share, subject to adjustment upon certain events. The Company may elect to automatically convert in any calendar quarter up to twenty-five percent of the principal amount of the senior convertible notes into shares of its common stock if the daily volume weighted average price of the Company’s stock exceeds $3.75 per share, subject to adjustment upon certain events, for 20 trading days during any 30 trading day period, ending within 5 days of the notice of automatic conversion. If the investors voluntarily convert the senior convertible notes or if the Company effects an auto-conversion of the senior convertible notes prior to October 18, 2007, then the Company will make an additional payment on the principal amount converted equal to three full years of interest, less any interest actually paid or provided for prior to the conversion date. In the case of a voluntary conversion by the investors, the Company must make this payment in cash. If the Company effects an auto-conversion, the Company may, at its option and if certain conditions are satisfied, make the additional payment with shares of its common stock. If the Company elects to pay the additional payment in common stock, then the stock will be valued at 90% of the volume weighted average price of the stock for the 10 days preceding the automatic conversion date. Through March 31, 2005, investors have converted $3.2 million of senior convertible notes into shares of common stock and have received $0.6 in related make-whole interest payments, which reduced the derivative liability.

In accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, or “Statement 133”, the make-whole provision contained in the senior convertible notes is not clearly and closely related to the characteristics of the senior convertible notes. Accordingly, the make-whole provision is an embedded derivative instrument and is required by Statement 133 to be accounted for separately from the debt instrument. As a result, the Company recorded a $7.9 million derivative liability upon the conversion of the senior notes into senior convertible notes in January 2005, which was the fair value based on a Monte Carlo simulation at the time of conversion. Consistent with our policy, we reduced this liability for interest payments on conversions during the first three months of 2005 and further adjusted the liability for changes in the fair value of the derivative liability as of March 31, 2005. Changes in the fair value of the derivative liability are measured using a Monte Carlo simulation model and are recorded as change in fair value of derivative liability in the consolidated statement of operations. In addition, the resulting discount on debt of $7.9 million is being accreted over the life of the senior convertible notes, which is recorded as additional interest expense of $0.3 million for the three months ended March 31, 2005 and has been reduced through additional paid-in capital by $0.4 million to reflect the conversions of $3.2 million of senior convertible notes to common stock.

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

The Company also has agreed that until six months following the registration for resale of the senior convertible notes and shares of common stock underlying the senior convertible notes, the Company will not, subject to certain exceptions: (1) issue, sell, or contract to sell or issue more than 10 million shares of common stock, or securities convertible into common stock, without the consent of holders of a majority of the senior convertible notes, and (2) issue any common stock, or securities convertible into common stock, at a price below $2.75 per share.

ViroPharma Incorporated

Notes to the Unaudited Consolidated Financial Statements (continued)

As of March 31, 2005, after the conversions of $3.2 million in senior convertible notes into shares of the Company’s common stock, the outstanding balance of the senior convertible notes is $59.3 million and the fair value is $67.3 million, based on quoted market prices. This does not include the effect of the issuance of additional senior convertible notes in April 2005, discussed above, or the debt discount.

(6) Restructuring

2005 Actions

There were no restructuring actions in the first quarter of 2005.

2004 Actions

In January 2004, the Company announced that it had restructured its organization to focus its resources on the advancement and development of later stage products. As a result of this restructuring, the Company reduced its workforce by 70% from December 2003 levels. This reduction is the result of the Company discontinuing its early stage activities, including discovery research and most internal preclinical activities, and reductions in clinical development and general and administrative personnel. During the first three months of 2004, the Company included $9.3 million of severance and asset impairment costs related to this restructuring in its loss from continuing operations. The following table reflects the charges recorded during the quarter ended March 31, 2004:

(in thousands)	Research and Development	G&A	Total
Severance	$3,395	$703	$4,098
Asset impairments	—	5,169	5,169

Total	$3,395	$5,872	$9,267

During the second and third quarters of 2004, the restructuring charge was adjusted. The balance of all restructuring obligations was paid by the end of 2004. Therefore, as of December 31, 2004 and March 31, 2005, no restructuring accrual remained.

(7) Lease Costs

On April 7, 2005, the Company signed an agreement to terminate a lease on approximately 86,000 square feet of office and lab space, which the Company had used as its former headquarters, effective as of March 31, 2005. Prior to the termination, the Company had been obligated under the lease through March 31, 2008. In order to effect the termination, the Company paid a termination fee of $1.0 million and incurred $0.1 million in transaction costs. As a result of the termination, the Company will avoid payment of $3.4 million in its rental obligations and operating expenses, which does not include the termination payment. The Company remains eligible to receive all or a portion of its security deposit of $45,899. As of December 31, 2004, the Company had accrued approximately $1.1 million related to this transaction as part of its 2004 restructuring and therefore made no adjustment to the accrual in the first quarter of 2005.

After this lease termination, the Company leases 33,000 square feet in a facility located in Exton, Pennsylvania for its marketing, development and corporate activities under an operating lease expiring in 2017 with $7.5 million of remaining future rental obligations.

ViroPharma Incorporated

Notes to the Unaudited Consolidated Financial Statements (continued)

(8) Earnings per share

	Three months ended March 31,
(in thousands, except per share data)	2005	2004
Basic Earnings Per Share
Net income (loss)	$17,374	$(16,616)
Common stock outstanding	27,137	26,424

Basic net income (loss) per share	$0.64	$(0.63)

Diluted Earnings Per Share
Net income (loss)	$17,374	$(16,616)
Add interest expense on senior convertible notes	1,170	—

Diluted net income (loss)	$18,544	$(16,616)

Common stock outstanding	27,137	26,424
Add shares on senior convertible notes	24,515	—
Add “in-the-money” stock options	345	—

Common stock assuming conversion and stock option exercises	51,997	26,424

Diluted net income (loss) per share	$0.36	$(0.63)

Diluted net loss per share of $0.63 for the three months ended March 31, 2004 is calculated using basic common shares outstanding since including potential common shares would be anti-dilutive. The March 31, 2005 and 2004 calculations exclude 2.2 million and 3.8 common shares, respectively, associated with stock options, as their effect would be anti-dilutive.

In April 2005, the initial investors in the senior notes exercised their purchase option and acquired an additional $12.5 million of the senior convertible notes with identical terms. The effect of this exercise on diluted earnings per share would have been to increase the “shares on senior convertible notes” in the table above by a maximum of 5,000,000 common shares. See Note 5 for additional information.

(9) Subsequent Events

On April 5, 2005, the initial investors in the senior notes exercised their purchase option and acquired an additional $12.5 million of the senior convertible notes, providing net proceeds of approximately $11.7 million. See Note 5 for additional information.

On April 7, 2005, the Company successfully terminated its lease on 86,000 square feet of facility space. See Note 7 for additional information.

IMPORTANT INFORMATION ABOUT FORWARD-LOOKING STATEMENTS

Our disclosure and analysis in this report contains some forward-looking statements. Forward-looking statements give our current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current facts. They use words such as “anticipate”, “estimate”, “expect”, “project”, “intend”, “plan”, “believe” and other words and terms of similar meaning in connection with any discussion of future operating or financial performance. These forward-looking statements include the statements in this report on Form 10-Q about:

•	our expectation that Vancocin® will generate positive cash flow and should allow us to substantially fund all of our ongoing development and operating costs until March 2007 when our convertible subordinated notes mature;

•	our plans to continue to focus on later stage opportunities in order to accelerate our path toward becoming a profitable pharmaceutical company by generating revenues, and achieve profitability, sooner;

•	our plans to continue to build franchises in narrowly focused prescribing groups such as transplant and gastroenterology;

•	our plans to continue to expand these franchises with the acquisition of additional products;

•	the timing of anticipated events in our CMV, HCV and intranasal pleconaril programs;

•	our estimate of future direct and indirect expenses for 2005; and

•	our ability to raise additional financing and service or otherwise manage our debt obligations.

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

We may not have sufficient resources to execute our plans, and our actual expenses over the period described in this report may vary depending on a variety of factors, including:

•	the actual amount of operating cash flows generated from sales of Vancocin, and whether such sales will be sufficient to substantially fund all of our ongoing development and other operating costs over the next several years;

•	the cost of acquiring additional commercial products or clinical development product candidates as a result of our business development efforts;

•	the actual costs and results of our product development efforts, including the actual timelines for and results from our clinical trials and our resulting right to receive or obligation to pay milestone payments under collaborations relating to those programs;

•	variations from our estimate of future direct and indirect expenses for 2005; and

•	our ability to raise additional financing and our ability to service or otherwise manage our debt obligations.

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

These and other risks and uncertainties that could affect our actual results are discussed in greater detail in our other filings with the Securities and Exchange Commission. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, events, levels of activity, performance, or achievements. We do not assume responsibility for the accuracy and completeness of the forward-looking statements other than as required by applicable law. We do not undertake any duty to update after the date of this report any of the forward-looking statements in this report to conform them to actual results.

You should read this report on Form 10-Q, in combination with the Management’s Discussion and Analysis of Financial Condition and Results of Operations, the description of our business and the risk factor discussion included in our Annual Report on Form 10-K for the year ended December 31, 2004.

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

We have a significant level of indebtedness outstanding, which, as of March 31, 2005, consists of $59.3 million principal amount of senior convertible notes due October 2009 and $127.9 million of subordinated convertible notes due March 2007. In April 2005, the initial investors in the senior notes exercised their purchase option and acquired an additional $12.5 million of the senior convertible notes with identical terms. The quarter ended March 31, 2005 represents the first quarter in our history that we have been profitable from product sales. We have an accumulated deficit of $259.7 million at March 31, 2005. Historical losses have resulted principally from costs incurred in research and development activities, write-off of acquired technology rights, general and administrative expenses, interest payments on our outstanding debt and sales and marketing expenses. We have financed our operations since inception in December 1994 primarily from equity and debt financing, funding pursuant to collaborative and partnering agreements and more recently, revenues from sales of Vancocin. We may incur additional net losses over the next several years and will require additional financing by 2007 when our subordinated convertible notes mature.

Strategic Direction

Our strategic direction is focused on building specific franchises relating to our current development programs, the marketing of Vancocin, and expanding our product portfolio through the acquisition of complementary clinical development stage or commercial product opportunities as a means to accelerate our path toward becoming a profitable pharmaceutical company.

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

Business Developments

Development Programs

We have two core and one non-core product development programs. Our core programs target: (1) CMV with an initial focus on CMV infections in recipients of hematopoietic stem cell / bone marrow transplants, and (2) HCV. These programs are within the transplant and hospital settings, or focus on diseases treated by hepatologists and gastroenterologists, and are at the center of our strategic focus. The non-core development program targets picornaviruses with intranasal pleconaril and has been licensed to Schering-Plough Corporation (“Schering-Plough”).

The following chart generally describes our clinical development programs:

Program / Disease Indication	Product Candidate	Development Status	ViroPharma Commercialization Rights
CMV	Maribavir	Phase 2	Worldwide, other than Japan

HCV	HCV-796	Phase 1	Co-promotion rights in the United States and Canada with Wyeth

Picornaviruses / Common Cold	Intranasal pleconaril	Licensed to Schering-Plough	Royalties on net sales in the United States and Canada, if any

CMV program

As of the first quarter of 2005, we have completed three phase 1 clinical trials with maribavir to evaluate the potential for drug interactions and to evaluate the pharmacokinetics of maribavir in subjects with renal impairment. Additional phase 1 trials are planned for initiation in 2005 to evaluate the pharmacokinetics of maribavir in subjects with hepatic impairment, the relative bioavailability of different tablet formulations, and to continue to evaluate the potential for drug interactions. A phase 2 clinical trial with maribavir for the prevention of CMV infections in allogeneic stem cell transplant, which was initiated in mid-2004 is ongoing. We expect to have the results of our phase 2 clinical trial in the fourth quarter of 2005 or the first quarter of 2006. If these data are supportive, we plan to initiate phase 3 clinical trials in the first half of 2006.

HCV program

In the first quarter of 2005, we, with our partner Wyeth, initiated a phase 1 clinical trial with HCV-796 in healthy subjects. This trial has been completed. We and Wyeth plan to initiate a phase 1b proof of concept dose ranging clinical trial with HCV-796 in hepatitis C infected patients in the second quarter of 2005, with the objectives of collecting safety, pharmacokinetic and antiviral activity data. We expect to have the results of the phase 1b proof of concept trial in the fourth quarter of 2005. If the data from these studies are supportive, we plan to begin phase 2 clinical trials with HCV-796 in mid-2006.

In the first quarter of 2005, we announced data from a phase 1b proof of concept dose ranging clinical trial with an earlier compound, HCV-086, in hepatitis C infected patients. The results of this study indicated that HCV-086 was generally safe and well tolerated in these patients; however, the antiviral activity of HCV-086 did not support further development of that compound and we ceased development.

Picornavirus / Common Cold program

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

Contracts

Vancocin Pulvules

Our most significant step toward becoming a company focused on product development and commercialization by establishing franchises within narrowly focused prescribing groups was our acquisition of Vancocin. In November 2004, we acquired all rights in the United States and its territories to manufacture, market and sell Vancocin Pulvules, the oral capsule formulation of Vancocin (vancomycin hydrochloride), as well as rights to certain related vancomycin products, from Lilly. Oral Vancocin is a potent antibiotic approved by the FDA to treat antibiotic-associated pseudomembranous colitis caused by Clostridium difficile and enterocolitis caused by Staphylococcus aureus (including methicillin-resistant strains). Lilly retained its rights to vancomycin outside of the United States and its territories.

We paid Lilly an upfront cash payment of $116.0 million. In addition, we will pay Lilly royalties on annual net sales of Vancocin as set forth below:

2005	50% royalty on net sales between $44-65 million
2006	35% royalty on net sales between $46-65 million
2007	35% royalty on net sales between $48-65 million
2008 through 2011	35% royalty on net sales between $45-65 million

No royalties are due to Lilly on net sales below or above the net sales levels reflected in the above table. We will account for the future royalty payments as contingent consideration and will record an adjustment to the carrying amount of the related intangible asset and a cumulative adjustment to the intangible amortization upon achievement of the related sales milestones. Accordingly, during the first quarter of 2005, no royalty payments were due to Lilly and there was no impact on our operating results or financial position.

In the event we develop any product line extensions, revive discontinued vancomycin product lines (injectable or oral solutions), make improvements of existing products, or expand the label to cover new indications, Lilly would receive an additional royalty on net sales on these additional products for a predetermined time period.

In connection with the acquisition, we entered into a transition services agreement with Lilly. The transition period ended in January 2005 when we assumed responsibility for product inventory, warehousing, management services and distribution of the Vancocin Pulvules brand in the United States. We also entered into a supply agreement with Lilly for the manufacture and supply of the active pharmaceutical ingredient (API) of Vancocin as well as the Vancocin finished product for an agreed upon time period. The process of qualifying a third party supply chain will be ongoing during the term of the supply agreement with Lilly. Upon completion of the preparation of these third party manufacturing facilities and the receipt of required regulatory approvals, Lilly will cease supplying us with Vancocin and we will purchase API and final drug product directly from third parties.

Pleconaril / Schering-Plough Corporation

In November 2004, we entered into a license agreement with Schering-Plough under which Schering-Plough has assumed responsibility for all future development and commercialization of pleconaril in the United States and Canada. Schering-Plough paid us an initial license fee of $10.0 million in December 2004 and purchased our inventory of bulk drug substance for an additional $6.0 million in January 2005. We are also eligible to receive up to an additional $65.0 million in milestone payments upon achievement of certain targeted regulatory and commercial events, as well as royalties on Schering-Plough’s sales of intranasal pleconaril in the licensed territories. Schering-Plough paid us an upfront option fee of $3.0 million in November 2003. In August 2004, Schering-Plough exercised its option to enter into a full license agreement with us following its assessment of the product’s performance in characterization studies. Schering-Plough is now responsible for the development and commercialization of the intranasal formulation of pleconaril for the treatment of the common cold. Sanofi-Synthelabo (now Sanofi-Aventis) has exclusive rights to market and sell pleconaril in countries other than the United States and Canada.

Results of Operations

Quarters ended March 31, 2005 and 2004

Overview

For the quarter ended March 31, 2005, we reported net income of $17.4 million compared to a net loss of $16.6 million for the quarter ended March 31, 2004. Net income per share for the quarter ended March 31, 2005 was $0.64 per share, basic, and $0.36 per share, diluted, compared to net loss of $0.63 per share, basic and diluted, for the quarter ended March 31, 2004. The net loss in the first quarter of 2004 includes $9.3 million of costs incurred as the result of the January 2004 restructuring. The increase in net income of $34.0 million from the quarter ended March 31, 2004 to the same period in 2005 was due primarily to $21.1 million of net sales of Vancocin, $6.0 million in revenue recognized in the quarter ended March 31, 2005 from the sale of inventory to Schering-Plough pursuant to our 2004 license agreement, a $3.6 million gain on the change in the fair value of the derivative liability related to the make-whole provision of the senior convertible notes, and no similar restructuring charge in the first quarter of 2005.

Revenues

Revenues were $27.2 million for the quarter ended March 31, 2005, compared to $1.7 million for the quarter ended March 31, 2004 and consisted of the following:

	For the quarter ended March 31,
	2005	2004
(in thousands)
Net product sales	$21,055	$—
License fees and milestones revenues	6,141	1,346
Grant and other revenues	—	391

Total revenues	$27,196	$1,737

Revenue—Vancocin product sales

For the quarter ended March 31, 2005, we recognized net sales of Vancocin of approximately $21.1 million. During the first quarter of 2004, we had no comparable sales as we acquired Vancocin in November 2004. The factors contributing to net sales of Vancocin in the first quarter of 2005 include a 22% increase in prescriptions over the first quarter of 2004 and a December 2004 price increase. Additionally, we believe that wholesaler inventory restocking to normal levels occurred during the first quarter of 2005, resulting from product allocation during the third and fourth quarters of 2004. On March 30, 2005, we announced a price increase that became effective with March 31, 2005 product shipments.

During a portion of the quarter ended March 31, 2005, Vancocin was sold under our transition services agreement with Lilly, who represented our only customer during the transition period. The transition agreement was terminated in January 2005, and upon the termination, we began selling directly to wholesalers. Approximately 95% of our sales are to three wholesalers. Vancocin product sales are influenced by prescriptions and wholesaler forecasts of prescription demand, which could be at different levels from period to period. As of March 31, 2005, we have reviewed net sales under our revenue recognition policy and believe that they are accurately recorded and no deferrals are necessary. This review also resulted in our determination that the estimated inventory held at the end of March 2005 by the three largest wholesalers was within a normal range for Vancocin.

Revenue—License fee and milestone revenue

For the quarter ended March 31, 2005, we recognized $6.1 million of license fee and milestone payments, comprised of $6.0 million for the sale of inventory to Schering-Plough pursuant to the terms of our license agreement for intranasal pleconaril and approximately $0.1 million from amortization of payments received under our agreement with Wyeth. During the quarter ended March 31, 2004, we recognized license fee and milestone revenue from advance payments received under our collaborations with Wyeth and Schering-Plough that totaled $0.1 million and $1.2 million, respectively.

Revenue—Grant and other revenue

For the quarter ended March 31, 2005, we recognized no grant and other revenue. During 2004, we received $0.3 million for amounts agreed to be paid under our agreement with Schering-Plough that had no comparable payments in 2005 and received $0.1 million in grant payments in 2004 under contracts that were transferred to a third party during 2004.

Cost of sales and gross margin

Our cost of sales for the quarter ended March 31, 2005 was $3.6 million as compared with no cost of sales in the quarter ended March 31, 2004 as we acquired Vancocin in November 2004. Vancocin cost of sales include the cost of materials and distribution costs. Our gross margin (net product sales less cost of sales as a percent of net product sales) for Vancocin during the first quarter of 2005 was 83%.

The cost to manufacture Vancocin can vary materially with production volume. To the extent that production levels increase or decrease after the manufacturing of Vancocin has been transitioned from Lilly to third parties, we anticipate that the unit cost to manufacture Vancocin may decrease or increase, respectively. As a result, we would expect the cost of product sales of Vancocin, and accordingly, gross margin percentage, to fluctuate from period to period.

During the quarter ended March 31, 2005, we incurred product distribution expenses from Lilly pursuant to the terms of our transition services agreement. In January 2005, our transition services agreement with Lilly ended and we engaged a third party to manage our warehousing and inventory program and to handle fulfillment of customer orders. We anticipate that our gross margins will improve upon completion of the transition to the third party supply chain.

Research and development expenses

For each of our research and development programs, we incur both direct and indirect expenses. Direct expenses include third party costs related to these programs such as contract research, consulting, cost sharing payments or receipts, and preclinical and development costs. Indirect expenses include personnel, facility, and other overhead costs.

Research and development expenses decreased from $8.4 million in the quarter ended March 31, 2004 to $2.8 million in the quarter ended March 31, 2005. The primary driver of the $5.6 million reduction in costs from 2004 to 2005 was a reduction in restructuring charges and transition related costs of $5.0 as a result of our January 2004 restructuring. Our research and development expenses were divided between our research and development programs in the following manner:

	For the quarter ended March 31,
(in thousands)	2005	2004
Direct—Core programs
CMV	$1,542	$407
HCV	13	119
Direct—Non-core programs
Common cold	—	1,032
Indirect
Development	1,206	3,843
Discovery research	—	2,964

Total	$2,761	$8,365

Direct—Core Programs

In the quarter ended March 31, 2005, we incurred $1.5 million in direct expenses related to our CMV program. During the quarter ended March 31, 2005, we were analyzing data from two phase 1 clinical trials with maribavir to evaluate the potential for drug interactions and to evaluate the pharmacokinetics of maribavir in subjects with renal impairment, respectively, and were conducting one phase 2 clinical study involving CMV-seropositive subjects who have undergone allogeneic stem cell transplantation. During the quarter ended March 31, 2004, our activities included the initiation of two phase 1 trials with maribavir to evaluate possible drug interactions and renal impairment, respectively.

During the quarter ended March 31, 2005, we incurred $13,000 of direct costs related to development activities of our HCV program, which decreased $0.1 million from the quarter ended March 31, 2004. These costs include payments to Wyeth made in accordance with our cost-sharing arrangement. During the first quarter of 2005, we initiated phase 1 clinical trials with our HCV compound, HCV-796, for which Wyeth pays 80% of the costs. In addition, during the quarter ended March 31, 2005, we halted development on our former HCV lead product candidate, HCV-086. During the quarter ended March 31, 2004 the primary drivers of $0.1 million in costs were phase 1 clinical trials for a previous lead product candidate and predevelopment activities on backup compounds.

Direct—Non-Core Programs

In the quarter ended March 31, 2005, we incurred no direct costs related to our common cold program compared to $1.0 million in direct costs during the quarter ended March 31, 2004. In November 2004, Schering-Plough assumed responsibility for all future development and commercialization of pleconaril. In the quarter ended March 31, 2004, all non-core program direct expenses were related to the completion of phase 1 clinical trials with the intranasal formulation of pleconaril, which was our only active product candidate in our non-core programs.

Indirect Expenses

In the quarter ended March 31, 2005, we incurred $1.2 million of indirect expenses related to our development activities, which decreased $2.6 million from $3.8 million in the quarter ended March 31, 2004. The decrease of $2.6 million was due primarily to a $1.6 million restructuring charge in the first quarter of 2004 and the reduction of headcount that resulted from the January 2004 restructuring.

In the quarter ended March 31, 2005, we had no discovery research costs as we exited these activities in our January 2004 restructuring. In the first quarter of 2004, we incurred $3.0 million of indirect expenses related to our discovery research activities, of which $1.8 million was a restructuring charge.

Marketing, general and administrative expenses

Marketing, general and administrative expenses for the quarter ended March 31, 2005 of $2.3 million decreased $5.9 million from $8.2 million from the quarter ended March 31, 2004. Included in the expenses for the period in 2004 is $5.9 million in severance, stock option modification costs and asset impairment costs that were the result of the January 2004 restructuring. Additionally, lower costs from the reduced headcount in general and administrative activities were offset by $0.4 million in marketing costs in 2005 that had no comparable costs in the same quarter in 2004.

Intangible amortization and acquisition of technology rights

Intangible amortization was $1.2 million for the quarter ended March 31, 2005. Intangible amortization is the result of the Vancocin product rights acquisition in the fourth quarter of 2004. We had a valuation study performed by a third party, based on information provided by management, to determine the allocation of the estimated purchase price of the Vancocin acquisition among the intangible assets acquired as well as their estimated amortization period.

On an ongoing periodic basis, we will evaluate the useful life of these intangible assets and determine if any economic, governmental or regulatory event has impaired the value of the assets or modified their estimated useful lives. As of March 31, 2005 there was no impairment of the fair value of the intangible assets or change to the useful lives as estimated at the acquisition date.

To the extent that we incur an obligation to pay royalties to Lilly on Vancocin sales, as described in our contractual agreement, we will account for any future royalty payment to Lilly as a contingent consideration and will record an adjustment to the carrying amount of the related intangible asset and a cumulative adjustment to the intangible amortization upon achievement of the related sales milestones.

Interest and other expenses (gains)

Interest income for the quarter ended March 31, 2005 of $0.2 million decreased $0.1 million from interest income of $0.3 million for the quarter ended March 31, 2004. This is due to lower invested balances. Interest expense for the quarter ended March 31, 2005 of $3.8 million increased $1.7 million compared to $2.1 million in interest expense from the quarter ended March 31, 2004 due to the interest, amortization of financing costs and debt discount from the senior convertible notes, which were issued in January 2005.

As the result of the exchange of the senior notes to the senior convertible notes in January 2005, we expect to have additional interest expense in 2005 due to the accretion of the debt discount on the senior convertible notes. Based upon relevant information available as of January 19, 2005, we estimated the fair value of the make-whole provision using a Monte Carlo simulation model to be $7.9 million at that time. The fair value of the make-whole provision, which was recorded as a discount on the senior convertible notes, is being accreted to interest expense over the life of the senior convertible notes. The make-whole provision, which was recorded as a derivative liability, is adjusted quarterly for changes in fair value during the first three years that any such senior convertible notes are outstanding, with the corresponding charge or credit to other expense or income. This adjustment is based on various factors, such as our stock price and shares outstanding, that may fluctuate in the future. As such, future adjustments may be significant and may be either a loss or gain. During the first quarter of 2005, this adjustment resulted in a gain on the change in the fair value of derivative liability of $3.6 million with the corresponding reduction made to the liability, which was approximately $3.8 million at March 31, 2005.

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

For 2004, we funded the $116.0 million purchase price for the Vancocin acquisition through the use of $53.5 million from our cash reserves and $62.5 million of gross proceeds from the issuance of $62.5 million aggregate principal amount of senior notes and warrants to purchase 5.0 million shares of our common stock. The senior notes and the warrants were automatically exchanged for 6% senior convertible notes following stockholder approval of the issuance of the senior convertible notes on January 19, 2005. In April 2005, the initial investors in the senior notes exercised their purchase option and acquired an additional $12.5 million of the senior convertible notes with identical terms. For more information regarding the senior convertible notes, see the “Capital Resources” section below. We anticipate that revenues from this product will generate positive cash flow and should allow us to fund substantially all of our ongoing development and other operating costs until March 2007 when our convertible subordinated notes mature. At March 31, 2005, we had cash, cash equivalents and short-term investments of $56.6 million. Also, at March 31, 2005, the annualized weighted average nominal interest rate on our short-term investments was 2.2%.

Overall Cash Flows

During the quarter ended March 31, 2005, we received $12.7 million of cash in operating activities, primarily from net income resulting from product sales of Vancocin and $6.0 million from the sale of inventory to Schering-Plough. We also received $8.9 million in investing activities, primarily from the maturity of $9.0 million of restricted investments. For the quarter ended March 31, 2005, we received $0.1 million of cash from financing activities, primarily related to stock option exercises.

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

Direct expenses—Core Development Programs

CMV program—From the date we in-licensed maribavir through March 31, 2005, we incurred $8.3 million of direct costs in connection with this program, including the acquisition fee of $3.5 million paid to GSK for the rights to maribavir in September 2003.

During 2005, we expect maribavir-related activities to include completion of the phase 2 study that we initiated during July 2004, as well as the initiation of several phase 1 clinical pharmacology studies to support subsequent phase 3 development. Depending on the outcome of the phase 2 study, additional clinical development activities may be pursued. The results of this phase 2 study will significantly impact the timing and the amount of expenses, including potential milestone payments to GSK, that we will incur related to this program in future periods. In addition, discussions with the FDA regarding these future studies may impact the timing, nature and cost of future planned studies. We are solely responsible for the cost of developing our CMV product candidate.

Should we achieve certain product development events, we are obligated to make certain milestone payments to GSK, the licensor of maribavir.

HCV program—From the date that we commenced predevelopment activities for compounds in this program that are currently active through March 31, 2005, we incurred $1.9 million in direct expenses for the predevelopment and development activities relating to such compounds. These costs are net of contractual cost sharing arrangements between Wyeth and us. Wyeth pays a substantial portion of the collaboration’s predevelopment and development expenses.

During 2005 the planned activities include activities to conduct phase 1 clinical trials with HCV-796, our HCV product candidate. The results of the planned studies, along with other predevelopment activities performed during the year, will significantly impact the timing and amount of expenses we will incur related to this program in future periods. In addition, discussions with the FDA regarding these future studies may impact the timing, nature and cost of future planned studies.

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

Direct Expenses—Non-Core Development Programs (Active)

Common Cold—From the date that we commenced predevelopment activities for the intranasal formulation of pleconaril through March 31, 2005, we incurred $1.9 million in direct expenses. We did not incur any additional direct expenses in connection with this program in 2005, nor will we in the future, as Schering-Plough has assumed responsibility for all future development and commercialization of pleconaril.

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

Business development activities

Through March 31, 2005, we paid an acquisition price of $116 million and incurred $2.0 million of fees and expenses in connection with the Vancocin acquisition and an acquisition fee of $3.5 million paid to GSK in 2003 for the rights to maribavir (VP 41263).

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

Debt service requirements

Annual interest payments on our outstanding $127.9 million principal amount of subordinated convertible notes total $7.7 million. Interest accrues on the senior convertible notes at the annual rate of 6%. Annual interest payments on the outstanding $59.3 million in principal amount of senior convertible notes, as of March 31, 2005, total $3.6 million. During April 2005, the holders of the senior convertible notes exercised an option to acquire an additional $12.5 million principal amount of senior convertible notes. The additional annual interest expense related to these notes is $0.8 million. In order to improve our capital structure and reduce annual interest expense, we may, from time to time purchase our subordinated convertible notes. Our Board authorized the Notes Repurchase Committee of the Board to approve the issuance of up to 5,000,000 shares of our common stock and / or to spend up to $25.0 million in exchange for the surrender of subordinated convertible notes from time to time. Our ability to issue shares in exchange for subordinated convertible notes is subject to certain limitations. There can be no assurance that we will purchase or otherwise acquire any of the subordinated convertible notes at prices favorable to us or at all.

If the holders of the senior convertible notes voluntarily convert the senior convertible notes or if we effect an auto-conversion of the senior convertible notes prior to October 18, 2007, then we will make an additional payment on the principal amount converted equal to three full years of interest, less any interest actually paid or provided for prior to the conversion date. This interest make-whole can be paid in shares of our common stock or cash, at our option, upon an auto conversation or in cash upon a conversion by the holders. Through March 31, 2005, investors have converted $3.2 million of senior convertible notes into shares of common stock and have received $0.6 in related make-whole interest payments. These notes are fully described below under the heading “Debt Financing”.

Contractual Obligations

Future contractual obligations and commercial commitments at March 31, 2005 are as follows:

Contractual Obligations (1)	Total	Less than 1 year	2-3 years	4-5 years	More than 5 years
Long-term debt (2)	$187,150	$—	$127,900	$59,250	$—
Minimum purchase requirements (3)	7,805	7,805	—	—	—
Capital lease obligations	—	—	—	—	—
Operating leases (4)	7,637	679	1,376	1,407	4,175
Other long-term liabilities reflected on the registrant’s balance sheet under GAAP	—	—	—	—	—

Total	$202,592	$8,484	$129,276	$60,657	$4,175

(1)	This table does not include any milestone payments under our agreement with GSK in relation to our in-licensed technology, as the timing and likelihood of such payments are not known. Similarly, we have excluded the royalty payments due to Lilly in connection with the Vancocin acquisition, as the amount and timing are not determinable. Under the terms of the agreement with Lilly, Lilly is entitled to royalty payments on net sales of Vancocin through 2011. The royalty payments to be paid to Lilly are calculated as follows:

2005	50% royalty on net sales between $44-65 million
2006	35% royalty on net sales between $46-65 million
2007	35% royalty on net sales between $48-65 million
2008 through 2011	35% royalty on net sales between $45-65 million

No royalties are due to Lilly on sales below or above the sales levels reflected in the above table. We will account for the future royalty payments as contingent consideration and will record an adjustment to the carrying amount of the related intangible asset and a cumulative adjustment to the intangible amortization upon achievement of the related sales milestones. Accordingly, there was no impact during the first quarter of 2005.

In the event we develop any product line extensions, revive discontinued vancomycin product lines (injectable or oral solutions), make improvements of existing products, or expand the label to cover new indications, Lilly would receive an additional royalty on net sales on these additional products for a predetermined time period.

(2)	Represents principal balances of $127.9 million for the subordinated convertible notes and $59.3 million for the senior convertible notes. Subject to certain limitations, the senior convertible notes are convertible into shares of common stock at the option of the holder at any time prior to maturity at a conversion rate of $2.50 per share, subject to adjustment upon certain events. We may elect to automatically convert in any calendar quarter up to twenty-five percent of the principal amount of the senior convertible notes into shares of our common stock if the daily volume weighted average price of our stock exceeds $3.75 per share, subject to adjustment upon certain events, for 20 trading days during any 30 trading day period, ending within 5 days of the notice of automatic conversion. If the holders voluntarily convert the senior convertible notes or if we effect an auto-conversion of the senior convertible notes prior to October 18, 2007, then we will make an additional payment on the principal amount converted equal to three full years of interest, less any interest actually paid or provided for prior to the conversion date. Through March 31, 2005, investors have converted $3.2 million of senior convertible notes into shares of common stock and have received $0.6 in related make-whole interest payments. The table above excludes make-whole interest payments, as their amount and timing are not determinable.

In April 2005, the initial investors in the senior notes exercised their purchase option and acquired an additional $12.5 million of the senior convertible notes with identical terms.

(3)	As part of our manufacturing agreement with Lilly, we have certain minimum purchase requirements of Vancocin for a period of time less than one year, on a rolling basis. We are not contractually obligated to any amount of purchases past this time period, and cannot reasonably estimate the amount, which we may be obligated in the future.
(4)	On April 7, 2005, the Company signed an agreement to terminate a lease on approximately 86,000 square feet of office and lab space, effective as of March 31, 2005, which the Company had used as its former headquarters. Prior to the termination, the Company had been obligated to the lease through March 31, 2008. In order to effect the termination, the Company paid a termination fee of $1.0 million and incurred $0.1 million in transaction costs. As a result of the termination, the Company will avoid payment of $3.4 million in rental obligations and operating expenses, net of the termination payment. No amounts are included in the table related to this lease.

After this lease termination the Company leases 33,000 square feet in a facility located in Exton, Pennsylvania for our marketing, development and corporate activities under an operating lease expiring in 2017 with $7.5 million in future rental obligations.

Capital Resources

We expect the cash, cash equivalents and short-term investments available at March 31, 2005, together with our expected operating cash flows from Vancocin sales, will be sufficient to fund our development, operating and debt service costs through March 2007 when our subordinated convertible notes mature. However, we believe we will require additional capital by March 2007 when our subordinated convertible notes mature. To obtain this financing, we intend to access the public or private equity or debt markets, enter into additional arrangements with corporate collaborators to whom we may issue equity or debt securities or enter into other alternative financing arrangements that may become available to us. Our outstanding indebtedness may make it more difficult for us to raise additional financing.

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

The senior notes were, and the senior convertible notes are, secured by a first lien on our vancomycin assets, which are primarily related to the manufacture, production, preparation, packaging or shipment of vancomycin products and all proceeds of such assets, including accounts receivable generated from the sale of such vancomycin products.

Senior Convertible Notes

On January 19, 2005, all of the outstanding senior notes and the warrants were automatically exchanged for $62.5 million in principal amount of the senior convertible notes which was equal to the aggregate principal amount of the senior notes then outstanding. Interest on the senior convertible notes are payable semi-annually at an annual rate of 6% and the senior convertible notes have a maturity date of October 18, 2009. The senior convertible notes rank senior in right of payment to our existing and future subordinated indebtedness and are secured by a first lien on the vancomycin assets.

In April 2005, the initial investors in the senior notes exercised their purchase option and acquired an additional $12.5 million of the senior convertible notes with identical terms.

Subject to certain limitations, the senior convertible notes are convertible into shares of common stock at the option of the holder at any time prior to maturity at a conversion rate of $2.50 per share, subject to adjustment upon certain events. At any time following the effectiveness of a registration statement related to the resale of the shares of common stock issuable upon the conversion of the senior convertible notes, we may elect to automatically convert in any calendar quarter up to twenty-five percent of the principal amount of the senior convertible notes into shares of our common stock if the daily volume weighted average price of our stock exceeds $3.75 per share, subject to adjustment upon certain events, for 20 trading days during any 30 trading day period, ending within 5 days of the notice of automatic conversion. If the investors voluntarily convert the senior convertible notes or if we effect an auto-conversion of the senior convertible notes prior to October 18, 2007, then we will make an additional payment, either in shares of our common stock or cash, on the principal amount converted equal to three full years of interest, less any interest actually paid or provided for prior to the conversion date. Through March 31, 2005, investors have converted $3.2 million of senior convertible notes into shares of common stock and have received $0.6 in related make-whole interest payments.

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

Subordinated Convertible Notes

Through March 31, 2005 we have reduced the principal amount of our existing subordinated convertible notes by $52.1 million and the outstanding balance of our subordinated convertible notes at March 31, 2005 is $127.9 million. Through March 31, 2005, we have purchased an aggregate of $50.1 million in principal amount of our subordinated convertible notes for approximately $18.5 million in cash and entered into agreements with a third party under which we issued a total of 473,054 shares of our common stock in exchange for the surrender of $2.0 million of face amount of our subordinated convertible notes held by such third party. We are currently exploring alternatives to either reduce the outstanding principal amount or to refinance our subordinated convertible notes. Even if we are successful in such efforts, our outstanding indebtedness may make it more difficult for us to raise additional financing. In September 2004, our Board authorized the Notes Repurchase Committee of the Board to approve the issuance of up to 5,000,000 shares of our common stock in exchange for the surrender of the subordinated convertible notes from time to time. On April 8, 2005 the Company’s Board authorized the Notes Repurchase Committee of the Board to approve the expenditure of up to $25 million to purchase the subordinated convertible notes from time to time. Our ability to issue these shares in exchange for the subordinated convertible notes is subject to the limitations described above under the heading “Senior Convertible Notes”. There can be no assurance that we will purchase or otherwise acquire any of the subordinated convertible notes at prices favorable to us or at all.

Critical Accounting Policies

Our consolidated financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America. Preparing consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and contingent assets and liabilities. Actual results could differ from such estimates. These estimates and assumptions are affected by the application of our accounting policies. Critical policies and practices are both most important to the portrayal of a company’s financial condition and results of operations, and require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effects of matters that are inherently uncertain.

Our summary of significant accounting policies is described in Note 2 to our consolidated financial statements included our 2004 Form 10-K. However, we consider the following policies and estimates to be the most critical in understanding the more complex judgments that are involved in preparing our consolidated financial statements and that could impact our results of operations, financial position, and cash flows:

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

During the transition period with Lilly, all our product sales of Vancocin were to Lilly who then sold primarily to wholesalers. The transition period ended in January 2005, and we now sell directly to wholesalers. Product revenue is recorded upon delivery to the customer, when title has passed. Product demand from wholesalers during a given period may not correlate with prescription demand for the product in that period. As a result, we periodically evaluate our estimate of the distributors inventory positions. If we believe these levels are too high based on prescription demand, we may either not accept purchase orders from or ship additional product to the distributor until these levels are reduced or defer recognition of revenue if we determine there is excess channel inventory for the product. From acquisition in November 2004 through March 31, 2005, we have not deferred any product sales. In addition, we establish provisions for sales discounts and estimates for chargebacks, rebates, damaged product returns, and exchanges for expired product at the time such revenue is recognized based on historical data for the product acquired from Lilly.

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

When we purchase products that have reached technological feasibility, we classify the purchase price, including expenses and assumed liabilities, as intangible assets. The purchase price may be allocated to product rights, trademarks, patents, and other intangibles based on the assistance of valuation experts. We estimate the useful life of the assets by considering remaining patent life, if any, competition by products prescribed for the same indication, the likelihood and estimated timing of future entry of non-generic and generic competition with the same or similar indication and other related factors. The factors that drive the estimate of the life are often uncertain and are reviewed on a periodic basis or when events occur that warrant review.

When we purchase the rights to products that have not reached technological feasibility, i.e. are in the development, we expense those costs in the period in which we acquire such rights.

•	Long-lived Assets—We review our fixed and intangible assets for possible impairment whenever events occur or circumstances indicate that the carrying amount of an asset may not be recoverable. Assumptions and estimates used in the evaluation of impairment may affect the carrying value of long-lived assets, which could result in impairment charges in future periods. Such assumptions include projections of future cash flows in determining whether an impairment exists and in measuring the current fair value of the asset.

•	Stock Based Employee Compensation—We apply APB Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations (APB 25) in accounting for all stock-based employee compensation. We have elected to adopt only the disclosure provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” as amended (SFAS 123). Had we applied SFAS 123 our net income the quarter ended March 31, 2005 decreased by approximately $0.5 million and our net loss for the quarter ended March 31, 2004 would have increased by approximately $0.6 million.

As our business evolves, we may face additional issues that will require increased levels of management estimation and complex judgments.

Recently Issued Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123R, Share-Based Payment, a revision to SFAS No. 123, Accounting for Stock-Based Compensation (SFAS 123R). This statement replaces SFAS 123 and supercedes APB 25. This statement establishes standards for the accounting for which an entity exchanges its equity instruments for goods or services. This statement also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. SFAS 123R will require us to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost shall be recognized over the period during which an employee is required to provide service in exchange for the award – the requisite service period (vesting period). The grant-date fair value of employee share options will be estimated using option-pricing models adjusted for the unique characteristics of those instruments. We must adopt SFAS 123R beginning no later than January 1, 2006. We are currently evaluating various implementation standards of SFAS 123R, including adoption methods and option pricing methodology. We expect that adoption of this statement will have a material impact on our consolidated financial statements. The pro forma impact on our net income (loss) for the quarters ended March 31, 2005 and 2004 of additional expense of $0.5 million and of $0.6 million, respectively, may not be indicative of the results from the valuation methodologies ultimately adopted.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

Our holdings of financial instruments are comprised of a mix of U.S. corporate debt, government securities and commercial paper. All such instruments are classified as securities available for sale. Our debt security portfolio represents funds held temporarily pending use in our business and operations. We manage these funds accordingly. Our primary investment objective is the preservation of principal, while at the same time maximizing the generation of investment income. We seek reasonable assuredness of the safety of principal and market liquidity by investing in cash equivalents (such as Treasury bills and money market funds) and fixed income securities (such as U.S. government and agency securities, municipal securities, taxable municipals, and corporate notes) while at the same time seeking to achieve a favorable rate of return. Our market risk exposure consists principally of exposure to changes in interest rates. Our holdings are also exposed to the risks of changes in the credit quality of issuers. Historically, we have typically invested in financial instruments with maturities of less than one year. The carrying amount, which approximates fair value, and the annualized weighted average nominal interest rate of our investment portfolio at March 31, 2005 was approximately $12.0 million and approximately 2.2%, respectively.

At March 31, 2005, we had outstanding $127.9 million of our subordinated convertible notes. The subordinated convertible notes are convertible into shares of our common stock at a price of $109 per share, subject to certain adjustments. The subordinated convertible notes bear interest at a rate of 6% per annum, payable semi-annually in arrears, and can be redeemed by us, at certain premiums over the principal amount. At March 31, 2005, the market value of our subordinated convertible notes was approximately $115.1 million, based on quoted market prices. The fair value of our subordinated convertible notes is dependant upon, among other factors, the fair value of our common stock and prevailing market interest rates.

At March 31, 2005, we had outstanding $59.3 million of senior convertible notes, with a fair value of $67.3 million, based on quoted market prices. The senior convertible notes bear interest at a rate of 6% per annum, payable semi-annual in arrears. Subject to certain limitations, the senior convertible notes are convertible into shares of common stock at the option of the holder at any time prior to maturity at a conversion rate of $2.50 per share, subject to adjustment upon certain events. We may elect to automatically convert in any calendar quarter up to twenty-five percent of the principal amount of the senior convertible notes into shares of our common stock if the daily volume weighted average price of our stock exceeds $3.75 per share, subject to adjustment upon certain events, for 20 trading days during any 30 trading day period, ending within 5 days of the notice of automatic conversion. If the investors voluntarily convert the senior convertible notes or if we effect an auto-conversion of the senior convertible notes prior to October 18, 2007, then we will make an additional payment, either in shares of our common stock or cash, on the principal amount converted equal to three full years of interest, less any interest actually paid or provided for prior to the conversion date. We issued an additional $12.5 million of senior convertible notes on April 5, 2005 under identical terms to the October 2004 private placements.

ITEM 4. Controls and Procedures

(a) An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer, or CEO, and our Chief Financial Officer, or CFO, of the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of March 31, 2005. Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported as specified in Securities and Exchange Commission rules and forms.

(b) During the first quarter of 2005, we continued to implement new controls over net product sales, cost of sales and other commercial transactions related to the commercial operations resulting from the 2004 acquisition of Vancocin. Other than these controls, there were no significant changes in our internal control over financial reporting identified in connection with the evaluation of such controls that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended March 31, 2005 we received notices from holders of our senior convertible notes electing to voluntarily convert approximately $3.2 million principal amount of the senior convertible notes into 1,300,000 shares of common stock at the conversion rate of one share of common stock for each $2.50 in principal amount of the senior convertible notes. As of March 31, 2005, as a result of the conversions described above, $59.3 million principal amount of the senior convertible notes remained outstanding. The common stock was issued in reliance upon the exemption from the registration requirement of the Securities Act of 1933, as amended (the “Securities Act”), afforded by Section 3(a)(9) thereof.

ITEM 4. Submission of Matters to a Vote of Security Holders

At a special meeting held on January 19, 2005, shareholders of voted to approve the issuance of up to $75 million in aggregate principal amount of our senior convertible notes and the terms and conditions thereof and of the senior convertible notes indenture, including the conversion of all such senior convertible notes into the number of shares of common stock into which all such senior convertible notes are convertible from time to time and the issuance of shares of common stock in connection with certain make-whole interest payments.

The holders of 15,265,534 shares of common stock were represented at the January 19, 2005 meeting, which constituted over 57% of the outstanding shares. These shares were voted as follows on the proposal:

FOR : 15,017,846

AGAINST: 197,806

The balance of the shares represented (approximately 49,882) abstained.

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

VIROPHARMA INCORPORATED

Date: May 4, 2005	By:	/s/ Michel de Rosen
Michel de Rosen President, Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)

	By:	/s/ Vincent J. Milano
Vincent J. Milano Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

Exhibit Index

Exhibit	Description
31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.