Form 10-Q
period 2005-06-30
VIROPHARMA INC
filed 2005-08-04
CIK 946840

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

or

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

Number of shares outstanding of the issuer’s Common Stock, par value $.002 per share, as of August 1, 2005: 57,859,025 shares.

VIROPHARMA INCORPORATED

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ViroPharma Incorporated

Consolidated Balance Sheets

(unaudited)

(in thousands, except share and per share data)	June 30, 2005	December 31, 2004
Assets
Current assets:
Cash and cash equivalents	$28,055	$22,993
Short-term investments	11,840	12,184
Restricted cash equivalent	—	9,033
Accounts receivable, net	12,118	8,711
Inventory	3,584	1,022
Other current assets	589	1,630

Total current assets	56,186	55,573
Intangible assets, net	116,901	116,359
Equipment and leasehold improvements, net	1,531	1,503
Debt issue costs, net	1,599	4,372
Other assets	49	94

Total assets	$176,266	$177,901

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$1,757	$791
Due to partners	21	412
Accrued expenses and other current liabilities	15,020	10,888
Income taxes payable	3,813	—
Deferred revenue-current	564	564

Total current liabilities	21,175	12,655
Long-term debt, net of debt discount	101,112	190,400
Derivative liability	2,701	—
Deferred revenue-noncurrent	282	563
Other liabilities	403	421

Total liabilities	125,673	204,039

Stockholders’ equity (deficit):
Preferred stock, par value $0.001 per share. 5,000,000 shares authorized; Series A convertible participating preferred stock; no shares issued and outstanding	—	—
Series A junior participating preferred stock; 200,000 shares designated; no shares issued and outstanding	—	—
Common stock, par value $0.002 per share. 100,000,000 shares authorized; issued and outstanding 51,320,019 shares at June 30, 2005 and 26,758,495 shares at December 31, 2004	103	54
Additional paid-in capital	305,505	250,776
Deferred compensation	(6)	(10)
Accumulated other comprehensive income (loss)	(259)	147
Accumulated deficit	(254,750)	(277,105)

Total stockholders’ equity (deficit)	50,593	(26,138)

Total liabilities and stockholders’ equity (deficit)	$176,266	$177,901

ViroPharma Incorporated

Consolidated Statements of Operations

(unaudited)

(in thousands, except per share data)	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Revenues:
Net product sales	$28,824	$—	$49,879	$—
License fee and milestone revenue	141	1,206	6,282	2,552
Grant and other revenue	—	560	—	951

Total revenues	28,965	1,766	56,161	3,503

Costs and Expenses:
Cost of sales	4,430	—	8,044	—
Research and development	2,399	3,047	5,160	11,412
Marketing, general and administrative	2,184	2,312	4,449	10,557
Intangible amortization and acquisition of technology rights	1,246	—	2,416	—

Total costs and expenses	10,259	5,359	20,069	21,969

Operating income (loss)	18,706	(3,593)	36,092	(18,466)

Other Income (Expense):
Change in fair value of derivative liability	(7,602)	—	(4,044)	—
Net gain on bond repurchase	1,163	—	1,163	—
Interest income	317	297	525	627
Interest expense	(3,790)	(2,082)	(7,568)	(4,155)

Income (loss) before income tax expense	8,794	(5,378)	26,168	(21,994)

Income tax expense	3,813	—	3,813	—

Net income (loss)	$4,981	$(5,378)	$22,355	$(21,994)

Net income (loss) per share:
Basic	$0.15	$(0.20)	$0.75	$(0.83)
Diluted	$0.11	$(0.20)	$0.44	$(0.83)

Shares used in computing net income (loss) per share:
Basic	32,579	26,552	29,873	26,488
Diluted	57,553	26,552	56,934	26,488

ViroPharma Incorporated

Consolidated Statements of Stockholders’ Equity (Deficit)

(unaudited)

	Preferred stock		Common stock		Additional paid-in capital	Deferred Comp	Accumulated other comprehensive income (loss)	Accumulated Deficit	Total stockholders’ equity (deficit)
(in thousands)	Number of shares	Amount	Number of shares	Amount
Balance, December 31, 2004	—	$—	26,758	$54	$250,776	$(10)	$147	$(277,105)	$(26,138)
Shares issued from senior convertible notes conversions	—	—	1,300	2	3,248	—	—	—	3,250
Exercise of common stock options	—	—	67	—	83	—	—	—	83
Write-off of costs related to senior convertible notes conversions	—	—	—	—	(561)	—	—	—	(561)
Unrealized loss on available for sale securities	—	—	—	—	—	—	(266)	—	(266)
Amortization of deferred compensation	—	—	—	—	—	2	—	—	2
Net income	—	—	—	—	—	—	—	17,374	17,374

Balance, March 31, 2005	—	—	28,125	56	253,546	(8)	(119)	(259,731)	(6,256)
Shares issued from senior convertible notes conversions	—	—	22,560	45	56,355	—	—	—	56,400
Shares issued from senior convertible notes make-whole payments	—	—	517	1	3,105	—	—	—	3,106
Beneficial conversion feature on senior convertible notes conversions	—	—	—	—	557	—	—	—	557
Employee stock purchase plan	—	—	6	—	16	—	—	—	16
Exercise of common stock options	—	—	112	1	305	—	—	—	306
Write-off of costs related to senior convertible notes conversions	—	—	—	—	(8,953)	—	—	—	(8,953)
Write-off of accrued interest from senior convertible notes conversions	—	—	—	—	574	—	—	—	574
Unrealized loss on available for sale securities	—	—	—	—	—	—	(140)	—	(140)
Amortization of deferred compensation	—	—	—	—	—	2	—	—	2
Net income	—	—	—	—	—	—	—	4,981	4,981

Balance, June 30, 2005	—	$—	51,320	$103	$305,505	$(6)	$(259)	$(254,750)	$50,593

ViroPharma Incorporated

Consolidated Statements of Cash Flows

(unaudited)

(in thousands)	Six months ended June 30,
	2005	2004
Cash flows from operating activities:
Net income (loss)	$22,355	$(21,994)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Non-cash loss on derivative liability	4,044	—
Non-cash net gain on bond repurchase	(1,163)	—
Non-cash compensation expense	4	135
Non-cash interest expense	2,601	301
Non-cash asset impairment from restructuring	—	4,782
Depreciation and amortization expense	2,585	258
Changes in assets and liabilities:
Accounts receivable	(3,407)	—
Inventory	(2,562)	—
Notes receivable from officers	—	44
Due from (to) partners	(391)	241
Other current assets	1,041	(843)
Other assets	45	—
Accounts payable	966	(355)
Accrued expenses and other current liabilities	1,193	(862)
Income taxes payable	3,813	—
Deferred revenue	(281)	(2,556)
Derivative liability payments	(6,823)	—
Other liabilities	(18)	(116)

Net cash provided by (used in) operating activities	24,002	(20,965)

Cash flows from investing activities:
Purchase of equipment and leasehold improvements	(198)	(163)
Purchase of Vancocin assets	(18)	—
Proceeds from sale of equipment	—	1,404
Release of restricted investments	9,033	—
Purchases of short-term investments	(160,201)	(77,691)
Maturities of short-term investments	160,139	91,967

Net cash provided by investing activities	8,755	15,517

Cash flows from financing activities:
Net proceeds from issuance of common stock	405	297
Net proceeds from issuance of senior convertible notes	11,690	—
Repurchase of subordinated convertible notes	(39,790)	—
Payment of loans payable	—	(8)

Net cash (used in) provided by financing activities	(27,695)	289

Net increase (decrease) in cash and cash equivalents	5,062	(5,159)
Cash and cash equivalents at beginning of period	22,993	12,969

Cash and cash equivalents at end of period	$28,055	$7,810

ViroPharma Incorporated

Notes to the Unaudited Consolidated Financial Statements

(1) Organization and Business Activities

ViroPharma Incorporated (“ViroPharma” or “the Company”) is a biopharmaceutical company dedicated to the development and commercialization of products that address serious diseases treated by physician specialists and in hospital settings. The Company is focused on the marketing and sale of its commercialized product, Vancocin® capsules, and the development of its clinical stage product candidates. The Company also is seeking to expand its product portfolio through the acquisition of complementary development stage or commercial product opportunities.

ViroPharma markets and sells Vancocin, the oral capsule formulation of vancomycin hydrochloride in the United States and its territories. Vancocin is a potent antibiotic approved by the U.S. Food and Drug Administration to treat antibiotic-associated pseudomembranous colitis caused by Clostridium difficile and enterocolitis caused by Staphylococcus aureus (including methicillin-resistant strains). ViroPharma acquired Vancocin from Eli Lilly & Company (“Lilly”) in November 2004 for $116.0 million in cash, excluding transaction costs of $2.0 million. ViroPharma is focusing its current product development activities on viral diseases, including those caused by cytomegalovirus (CMV) and hepatitis C (HCV) infections. The Company intends to continue to evaluate products in clinical development and marketed products that are under-promoted or not currently promoted, to expand its current product portfolio.

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

Basis of Presentation

The consolidated financial information at June 30, 2005 and for the three months and six months ended June 30, 2005 and 2004, is unaudited but includes all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary to state fairly the consolidated financial information set forth therein in accordance with accounting principals generally accepted in the United States of America. The interim results are not necessarily indicative of results to be expected for the full fiscal year. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2004 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission.

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

If the Company determined compensation cost for options granted based on their fair value at the grant date under SFAS No. 123, the Company’s net income (loss) and net income (loss) per share would have been adjusted as indicated below:

(in thousands, except per share data)	For the three months ended June 30,		For the six months ended June 30,
	2005	2004	2005	2004
Net income (loss):
As reported	$4,981	$(5,378)	$22,355	$(21,994)

Add: stock-based employee compensation expense included in net income (loss)	2	22	4	90

Deduct: total stock-based employee compensation expense determined under the fair-value-based method for all employee and director awards	(555)	(774)	(1,089)	(1,443)

Pro forma under SFAS No. 123	$4,428	$(6,130)	$21,270	$(23,347)

Net income (loss) per share:
Basic:
As reported	$0.15	$(0.20)	$0.75	$(0.83)

Pro forma under SFAS No. 123	$0.14	$(0.23)	$0.71	$(0.88)

Diluted:
As reported	$0.11	$(0.20)	$0.44	$(0.83)

Pro forma under SFAS No. 123	$0.10	$(0.23)	$0.42	$(0.88)

ViroPharma Incorporated

Notes to the Unaudited Consolidated Financial Statements (continued)

(3) Comprehensive Income (Loss)

In the Company’s annual consolidated financial statements, comprehensive income (loss) is presented as a separate financial statement. For interim consolidated financial statements, the Company is permitted to disclose the information in the footnotes to the consolidated financial statements. The disclosures are required for comparative purposes. The only comprehensive income (loss) item the Company has is unrealized gains and losses on available for sale securities. The following reconciles net income (loss) to comprehensive income (loss) for the three and six months ended June 30, 2005 and 2004:

(in thousands)	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Net income (loss)	$4,981	$(5,378)	$22,355	$(21,994)
Other comprehensive (loss):
Unrealized (losses) on available for sale securities	(140)	(166)	(406)	(96)

Comprehensive income (loss)	$4,841	$(5,544)	$21,949	$(22,090)

(4) Inventory

Inventory is related to Vancocin and is stated at the lower of cost or market using the first-in first-out method. The following represents the components of the inventory at June 30, 2005 and December 31, 2004:

(in thousands)	June 30, 2005	December 31, 2004
Starting Material	$1,022	$1,022
Finished Goods	2,562	—

Total	$3,584	$1,022

ViroPharma Incorporated

Notes to the Unaudited Consolidated Financial Statements (continued)

(5) Intangible Assets

The following represents the balance of the intangible assets at June 30, 2005:

(in thousands)	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
Trademarks	$10,738	$274	$10,464
Know-how	75,160	1,921	73,239
Customer relationship	34,068	870	33,198

Total	$119,966	$3,065	$116,901

The gross intangible asset increase of $3.0 million in the second quarter of 2005 relates entirely to the Company’s commercial product, Vancocin. This increase was primarily due to additional purchase price consideration owed to Lilly if and when net sales of Vancocin are within a pre-specified range. This obligation is based on net sales within the calendar year, is paid quarterly and is due each year through 2011, the amount of which is determined by annual net sales. In the second quarter of 2005, net sales exceeded the minimum milestone threshold of $44.0 million by approximately $6.0 million, of which Lilly is due 50%.

The Company has accounted for this additional payment as additional purchase price in accordance with SFAS No. 141, Business Combinations. The additional payment was recorded as a $2.9 million increase to the intangible assets of Vancocin, was allocated over the asset classifications described above and will be amortized over the remaining estimated useful life of the intangible assets, which is estimated to be 24.4 years. The additional payment is included in accrued expenses and is due to Lilly in the third quarter of 2005. In addition, at the time of recording the additional intangible assets, the Company recorded a cumulative adjustment of approximately $75,000 to accumulated intangible amortization and amortization expense in order to reflect amortization as if the additional purchase price had been paid in November 2004.

Amortization expense for the three and six months ended June 30, 2005 is $1.2 million and $2.4 million, respectively. The estimated aggregated amortization expense for each of the next five years will be approximately $4.8 million, excluding any future increases related to additional purchase price consideration owed to Lilly.

The following represents the balance of the intangible assets at December 31, 2004:

(in thousands)	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
Trademarks	$10,473	$58	$10,415
Know-how	73,308	407	72,901
Customer relationship	33,228	185	33,043

Total	$117,009	$650	$116,359

ViroPharma Incorporated

Notes to the Unaudited Consolidated Financial Statements (continued)

(6) Income Taxes

The Company utilizes the asset and liability method of accounting for income taxes. During the second quarter of 2005, the Company recorded income taxes payable in the amount of $2.3 million for federal income taxes and $1.5 million for state income taxes. The $3.8 million total income taxes was recorded to income tax expense in the second quarter of 2005, which is based on an annual effective tax rate of 15%. This accrual was based on a preliminary study on the availability of net operating loss and credit carryforwards and anticipated taxable income for 2005. The annual effective tax rate is based on expected pre-tax earnings, existing statutory tax rates, limitations on the use of tax credits and net operating loss carryforwards and tax planning opportunities available in the jurisdictions in which the Company operates. Significant judgment is required in determining the annual effective tax rate, and in evaluating the 2005 tax position.

In recording the income tax payable in the second quarter of 2005, the Company has utilized a portion of the December 31, 2004 deferred tax asset of $117.8 million, primarily net operating and credit carryforwards to offset taxable income. This asset is fully offset by a valuation allowance. Future events remain uncertain in terms of the Company’s ability to generate future taxable income. Therefore, a deferred tax asset has not been recognized as of June 30, 2005, as the Company believes it is not more likely than not that it will be realized,

The Company will continue to evaluate the realizability of these assets and liabilities, and will adjust such amounts in light of changing facts and circumstances, including but not limited to future projections of taxable income, tax legislation, rulings by relevant tax authorities and the progress of ongoing tax audits. Settlement of filing positions that may be challenged could impact the income tax position in the year of resolution. The tax liability is presented in the consolidated balance sheet within income taxes payable.

(7) Long-Term Debt

On June 30, 2005 and December 31, 2004, the Company’s long-term indebtedness includes the following:

(in thousands)	June 30, 2005	December 31, 2004
Subordinated Convertible Notes, 6% interest paid semi-annually, due March 2007	$86,720	$127,900
Senior Notes, 10% interest paid monthly	—	62,500
Senior Convertible Notes, 6% interest paid semi-anually, due October 2009	15,350	—
Less: Discount on Convertible Senior Notes	(958)	—

Total long-term debt	$101,112	$190,400

Subordinated Convertible Notes

The Company made a private offering of $180.0 million of 6% subordinated convertible notes due March 2007 (the “subordinated convertible notes”), which closed on March 8, 2000. Gross proceeds from the issuance of subordinated convertible notes were $180.0 million. Debt issuance costs of $5.7 million have been capitalized and are being amortized over the term of the notes. The notes are convertible into shares of the Company’s common stock at a price of $109.15 per share, subject to certain adjustments. The notes bear interest at a rate of 6% per annum, payable semi-annually in arrears, and can be redeemed by the Company, at certain premiums over the principal amount, at any time. The notes are subordinated in right of payment to all senior indebtedness of the Company. The notes may be required to be repaid on the occurrence of certain fundamental changes, as defined.

In September 2004, the Company’s Board authorized the Notes Repurchase Committee of the Board to approve the issuance of up to 5,000,000 shares of its common stock in exchange for the surrender of subordinated convertible notes from time to time. In 2005, the Company’s Board has authorized the Notes Repurchase Committee of the Board to approve the expenditure of up to $48.0 million to purchase the subordinated convertible notes from time to time, of which the Company has expended $39.8 million to purchase $41.2 million of subordinated convertible notes as of June 30, 2005. The Company has recorded $1.2 million gain, net of deferred finance costs, in connection with the 2005 repurchases. There can be no assurance that the Company will purchase or otherwise acquire any of the subordinated convertible notes at prices favorable to the Company or at all.

ViroPharma Incorporated

Notes to the Unaudited Consolidated Financial Statements (continued)

Through June 30, 2005, the Company has reduced $93.3 million in principal amount of its subordinated convertible notes. Through June 30, 2005, the Company has purchased for cash an aggregate of $91.3 million in principal amount of its subordinated convertible notes for approximately $58.3 million and entered into agreements with a third party under which it issued 473,054 shares of its common stock in exchange for the surrender of $2.0 million of face amount of its subordinated convertible notes held by such third party. The shares issued in this transaction had a market value of $1.2 million at the date of issuance.

At June 30, 2005, the outstanding principal balance of the subordinated convertible notes was $86.7 million, and the fair value of the Company’s subordinated convertible notes was approximately $86.1 million, based on quoted market prices.

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

Senior Convertible Notes

The senior notes and the warrants were automatically exchanged in January 2005 for the senior convertible notes following stockholder approval of the issuance of the senior convertible notes. The $62.5 million value of the senior convertible notes, which were due in October 2009, were in an amount equal to the aggregate principal amount of the senior notes for which the senior convertible notes were exchanged. In April 2005, the initial investors in the senior notes exercised their purchase option and acquired an additional $12.5 million of the senior convertible notes with identical terms. The senior convertible notes ranked senior in right of payment to the Company’s existing and future subordinated indebtedness and were secured by a first lien on the vancomycin assets primarily related to the manufacture, production, preparation, packaging or shipment of vancomycin products and all proceeds of such assets, including accounts receivable generated from the sale of such vancomycin products. The carrying value of the Vancocin assets as of June 30, 2005 that secured the senior convertible notes was $116.9 million.

Subject to certain limitations, the senior convertible notes were convertible into shares of common stock at the option of the holder at any time prior to maturity at a conversion rate of $2.50 per share, subject to adjustment upon certain events. The Company was also able to elect to automatically convert in any calendar quarter up to twenty-five percent of the principal amount of the senior convertible notes into shares of its common stock if the daily volume weighted average price of the Company’s stock exceeded $3.75 per share, subject to adjustment upon certain events, for 20 trading days during any 30 trading day period, ending within 5 days of the notice of automatic conversion. When the investors voluntarily converted the senior convertible notes and when the Company effected an auto-conversion of the senior convertible notes, the Company was required to make an additional payment on the principal amount converted equal to three full years of interest, less any interest actually paid or provided for prior to the conversion date. In the case of a voluntary conversion by the investors, the Company was required to make this payment in cash. When the Company effected an auto-conversion, the Company elected to make the additional payment with shares of its common stock valued at 90% of the volume weighted average price of the stock for the 10 days preceding the automatic conversion date, in accordance with the provisions of the senior convertible notes.

ViroPharma Incorporated

Notes to the Unaudited Consolidated Financial Statements (continued)

Through June 30, 2005, investors had voluntarily converted $40.8 million of principal amount on the senior convertible notes into 16,360,000 shares of common stock and had received $6.8 million in cash related make-whole interest payments, which reduced the derivative liability. Additionally, on June 27, 2005, the Company affected an auto-conversion of $18.8 million of principal amount on the senior convertible notes into 7,500,000 shares of common stock and issued 516,674 shares of common stock as make-whole interest payments, in accordance with the auto-conversion terms summarized above. The make-whole payment reduced the derivative liability by $3.1 million, which represented the cash value of the make-whole payment, and increased interest expense by $0.6 million, which represents the beneficial conversion feature. The beneficial conversion feature is the result of the fair value of the 516,674 shares of common stock on the commitment date exceeding the stock value as defined by the auto-conversion provisions.

In accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, or “Statement 133”, the make-whole provision contained in the senior convertible notes is not clearly and closely related to the characteristics of the senior convertible notes. Accordingly, the make-whole provision is an embedded derivative instrument and is required by Statement 133 to be accounted for separately from the debt instrument. As a result, the Company recorded an $8.6 million derivative liability, which was the fair value based on a Monte Carlo simulation at the time of issuance. The $8.6 million includes $7.9 million upon the conversion of the senior notes into senior convertible notes in January 2005 and $0.7 million upon exercise of the initial investors purchase option in April 2005. Consistent with our policy, we reduced this liability for interest payments on conversions during the first six months of 2005 and further adjusted the liability for changes in the fair value of the derivative liability as of June 30, 2005. Prior to June 30, 2005, changes in the fair value of the derivative liability were measured using a Monte Carlo simulation model and are recorded as change in fair value of derivative liability in the consolidated statement of operations. On July 12, 2005, the Company affected an auto-conversion of the remaining $15.4 million principal amount of the senior convertible notes. As such, the derivative liability was adjusted to the estimated value of the make-whole payment due in July 2005, excluding any potential beneficial conversion feature, which is $2.7 million. The change in fair value of derivative liability recorded in the statement of operations was a loss of $7.6 million for the second quarter and a loss of $4.0 million for the six months ended June 30, 2005.

The discount on debt of $8.6 million, resulting from the recording of the derivative liability, is being accreted over the life of the senior convertible notes and is recorded as additional interest expense of $0.4 million and $0.7 million for the three and six months ended June 30, 2005, respectively, and has been reduced through additional paid-in capital by $6.9 million to reflect the conversions of $59.6 million of senior convertible notes to common stock.

As of June 30, 2005, after the conversions of $59.6 million in senior convertible notes into shares of the Company’s common stock, the outstanding principal balance of the senior convertible notes was $15.4 million and the fair value was $45.1 million, based on quoted market prices.

On July 12, 2005, the Company affected an auto-conversion of the remaining $15.4 million of principal amount on the senior convertible notes into 6,140,000 shares of common stock and issued 381,831 shares of common stock as make-whole interest payments, in accordance with the auto-conversion terms summarized above. In July 2005, we anticipate that the make-whole payment will eliminate the derivative liability, which will represent the cash value of the make-whole payment provision, and will increase interest expense by approximately $0.9 million, which will represent the beneficial conversion feature. The beneficial conversion feature is the result of the fair value of the 381,831 shares of common stock on the commitment date exceeding the stock value as defined by the auto-conversion provisions. In addition, a portion of the discount on debt of $1.0 million will be reduced through additional paid-in capital. As of July 12, 2005, the senior convertible notes were no longer outstanding.

ViroPharma Incorporated

Notes to the Unaudited Consolidated Financial Statements (continued)

(8) Restructuring

2005 Actions

There were no restructuring actions in the first six months of 2005.

2004 Actions

In January 2004, the Company announced that it had restructured its organization to focus its resources on the advancement and development of later stage products. As a result of this restructuring, the Company reduced its workforce by 70% from December 2003 levels. This reduction was the result of the Company discontinuing its early stage activities, including discovery research and most internal preclinical activities, and reductions in clinical development and general and administrative personnel. During the first six months of 2004, the Company included $9.3 million of severance and asset impairment costs related to this restructuring in its loss from continuing operations. The following table reflects the charges recorded during the six months ended June 30, 2004:

(in thousands)	Research and Development	G&A	Total
Severance	$3,395	$703	$4,098
Asset impairments	—	5,169	5,169

Total	$3,395	$5,872	$9,267

During the third quarter of 2004, the restructuring charge was adjusted. The balance of all restructuring obligations was paid by the end of 2004. Therefore, as of December 31, 2004 and June 30, 2005, no restructuring accrual remained.

(9) Lease Costs

On April 7, 2005, the Company signed an agreement to terminate a lease on approximately 86,000 square feet of office and lab space, which the Company had used as its former headquarters, effective as of March 31, 2005. Prior to the termination, the Company had been obligated under the lease through March 31, 2008. In order to effect the termination, the Company paid a termination fee of $1.0 million and incurred $0.1 million in transaction costs. As a result of the termination, the Company will avoid payment of $3.4 million in its rental obligations and operating expenses, which does not include the termination payment. As of December 31, 2004, the Company had accrued approximately $1.1 million related to this transaction as part of its 2004 restructuring, which was completely paid by June 30, 2005, with no additional expenses recorded in 2005.

After this lease termination, the Company leases 33,000 square feet in a facility located in Exton, Pennsylvania for its marketing, development and corporate activities under an operating lease expiring in 2017 with $8.4 million of remaining future rental obligations.

ViroPharma Incorporated

Notes to the Unaudited Consolidated Financial Statements (continued)

(10)	Earnings per share

(in thousands, except per share data)	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Basic Earnings Per Share
Net income (loss)	$4,981	$(5,378)	$22,355	$(21,994)
Common stock outstanding	32,579	26,552	29,873	26,488

Basic net income (loss) per share	$0.15	$(0.20)	$0.75	$(0.83)

Diluted Earnings Per Share
Net income (loss)	$4,981	$(5,378)	$22,355	$(21,994)
Add interest expense on senior convertible notes	1,441	—	2,610	—

Diluted net income (loss)	$6,422	$(5,378)	$24,965	$(21,994)

Common stock outstanding	32,579	26,552	29,873	26,488
Add shares on senior convertible notes	24,293	—	26,581	—
Add “in-the-money” stock options	681	—	480	—

Common stock assuming conversion and stock option exercises	57,553	26,552	56,934	26,488

Diluted net income (loss) per share	$0.11	$(0.20)	$0.44	$(0.83)

Diluted net loss per share of $0.20 and $0.83 for the three and six months ended June 30, 2004, respectively, is calculated using basic common shares outstanding since including potential common shares would be anti-dilutive. The following common shares that are associated with stock options were excluded from the calculations as their effect would be anti-dilutive:

(in thousands)	Three months ended June 30,		Six month ended June 30,
	2005	2004	2005	2004
Common Shares Excluded	1,181	3,328	1,767	3,328

ViroPharma Incorporated

Notes to the Unaudited Consolidated Financial Statements (continued)

(11) Supplemental Cash Flow Information

(in thousands)	Six months ended June 30,
	2005	2004
Supplemental disclosure of non-cash transactions:
Non-cash conversion of senior convertible notes, net of non-cash costs of $9,513	$50,137	$—
Non-cash debt discount upon issuance of senior convertible notes	8,587	—
Non-cash conversion of senior notes to senior convertible notes	62,500	—
Non-cash increase to intangible assets for Vancocin obligation to Lilly	2,939	—
Issuance of stock for make-whole payments on auto conversions	3,106	—
Non-cash interest expense for beneficial conversion on make-whole payments	557	—
Write-off of accrued interest to additional paid in capital for auto conversions	574	—
Unrealized losses on available for sale securities	406	96

Supplemental disclosure of cash flow information:
Cash paid for interest	$4,688	$3,837

(12) Subsequent Event

On July 12, 2005, the Company exercised its right to automatically convert the remaining $15.4 million principal amount of the senior convertible notes into shares of common stock. See Note 7 for additional information.

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

We may not have sufficient resources to execute our plans, and our actual revenues and expenses over the period described in this report may vary depending on a variety of factors, including:

•	the actual amount of operating cash flows generated from sales of Vancocin, and whether such sales will be sufficient to substantially fund all of our ongoing development and other operating costs over the next several years;

•	manufacturing, supply or distribution interruptions, including but not limited to our ability to acquire adequate supplies of Vancocin to meet demand for the product, difficulties encountered in qualifying a third party supply chain and changes in terms required by wholesalers;

•	the cost of acquiring additional commercial products or clinical development product candidates as a result of our business development efforts;

•	the actual costs and results of our product development efforts, including the actual timelines for and results from our clinical trials and our resulting right to receive or obligation to pay milestone payments under collaborations relating to those programs;

•	our ability to apply net operating loss carryforwards to current and future earnings;

•	variations from our estimate of future direct and indirect expenses for 2005; and

•	our ability to raise additional financing and our ability to service or otherwise manage our debt obligations.

IMPORTANT INFORMATION ABOUT FORWARD-LOOKING STATEMENTS

(continued)

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Background

We are a biopharmaceutical company dedicated to the development and commercialization of products that address serious diseases treated by physician specialists and in hospital settings. In November 2004, we acquired the rights to market and sell Vancocin, the oral capsule formulation of vancomycin hydrochloride, in the United States and its territories. We are focusing our current product development activities on product candidates to treat viral diseases, including those caused by cytomegalovirus (CMV) and hepatitis C virus (HCV) infections.

During both the quarter and six months ended June 30, 2005, we were profitable from operations, reduced our outstanding debt to $102.1 million, and ended the periods with $39.9 million in cash, cash equivalents and short-term investments. The second quarter represents the third consecutive quarter during which we were profitable and the second quarter in our history that we were profitable as a result of product sales.

During 2005, our debt was reduced by $100.8 million. Currently, we have $86.7 million principal amount of subordinated convertible notes due March 2007, as the $15.4 million of senior convertible notes due October 2009 that were outstanding on June 30, 2005 were converted into common stock in July 2005. We have an accumulated deficit of $254.8 million at June 30, 2005. Historical losses have resulted principally from costs incurred in research and development activities, write-off of acquired technology rights, general and administrative expenses, interest payments on our outstanding debt and sales and marketing expenses. We have financed our operations since inception in December 1994 primarily from equity and debt financing, funding pursuant to collaborative and partnering agreements and since November 2004, revenues from sales of Vancocin. We may incur additional net losses in future periods and may require additional financing by 2007 when our subordinated convertible notes mature.

Strategic Direction

Our strategic direction is focused on building specific franchises relating to our current development programs, the marketing of Vancocin, and expanding our product portfolio through the acquisition of complementary clinical development stage or commercial product opportunities.

We are currently building two franchises. We are focusing on transplant and hospital settings and hepatologists and gastroenterologists, using Vancocin and our two core clinical programs in CMV infections related to hematopoietic stem cell/bone marrow transplantation, and HCV infection, as foundations for that effort. To expand further our product portfolio, we plan to seek additional products for diseases treated by our target audience of physician specialists and physicians in hospital settings to complement the markets that we hope our CMV and HCV programs will serve. To build these franchises we are:

•	focusing on the development of our two current core clinical programs;

•	marketing Vancocin; and

•	exploring the expansion of our pipeline and product portfolio.

Executive Summary

During the second quarter of 2005, we experienced the following:

Business Developments

•	Completed dosing in a phase 1 clinical trial in the CMV Program.

•	Initiated a phase 1b proof of concept dose ranging clinical trial in the HCV Program.

•	Began distributing Vancocin under ViroPharma’s National Drug Code (NDC) and packaging.

Operating Results

•	Increased demand of Vancocin due to increased prescriptions written throughout the second quarter.

•	Realized effects of a price increase beginning in April 2005.

Liquidity

•	Reduced debt principal by $97.6 million through $41.2 million of purchases of convertible subordinated notes and $56.4 million as a result of conversions of senior convertible notes.

•	Generated positive net cash provided by operating activities.

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

The following chart generally describes our clinical development programs:

Program / Disease Indication	Product Candidate	Development Status	ViroPharma Commercialization Rights
CMV	Maribavir	Phase 2	Worldwide, other than Japan

HCV	HCV-796	Phase 1b – proof of concept	Co-promotion rights in the United States and Canada with Wyeth

Picornaviruses / Common Cold	Intranasal pleconaril	Licensed to Schering-Plough	Royalties on net sales in the United States and Canada, if any

CMV program

As of June 30, 2005, we have completed three phase 1 clinical trials with maribavir to evaluate the potential for drug interactions and to evaluate the pharmacokinetics of maribavir in subjects with renal impairment, and we have completed dosing in a phase 1 clinical trial to evaluate the pharmacokinetics of maribavir in subjects with hepatic impairment. Additional phase 1 trials are planned for initiation in 2005 to evaluate the relative bioavailability of different tablet formulations and to continue to evaluate the potential for drug interactions. A phase 2 clinical trial with maribavir for the prevention of CMV infections in allogeneic stem cell transplant, which was initiated in mid-2004, is ongoing. We expect to complete enrollment in our phase 2 clinical trial in the fourth quarter of 2005 and to have the results of our phase 2 clinical trial in the first quarter of 2006. If these data are supportive, we plan to initiate phase 3 clinical trials in mid-2006.

HCV program

In the first quarter of 2005, we, with our partner Wyeth, completed a phase 1 clinical trial with HCV-796 in healthy subjects. In the second quarter of 2005, we and Wyeth initiated a phase 1b proof of concept dose ranging clinical trial with HCV-796 in hepatitis C infected patients, with the objectives of collecting safety, pharmacokinetic and antiviral activity data. This phase 1b trial is ongoing, and we expect to have results in the fourth quarter of 2005. If the data are supportive, we plan to begin phase 2 clinical trials with HCV-796 in mid-2006.

Picornavirus / Common Cold program

In November 2004, we entered into a license agreement with Schering-Plough under which Schering-Plough assumed responsibility for all future development and commercialization of pleconaril in the United States and Canada. Schering-Plough paid us an initial license fee of $10.0 million in December 2004 and purchased our inventory of bulk drug substance for an additional $6.0 million in January 2005.

Other

We also have other non-core research and development programs that we have either discontinued, out-licensed or are attempting to out-license.

Contracts

Vancocin Capsules

In November 2004, we acquired all rights in the United States and its territories to manufacture, market and sell Vancocin, the oral capsule formulation of vancomycin hydrochloride, as well as rights to certain related vancomycin products, from Lilly. Oral Vancocin is a potent antibiotic approved by the FDA to treat antibiotic-associated pseudomembranous colitis caused by Clostridium difficile and enterocolitis caused by Staphylococcus aureus (including methicillin-resistant strains). Lilly retained its rights to vancomycin outside of the United States and its territories.

We paid Lilly an upfront cash payment of $116.0 million. In addition, we will pay Lilly additional amounts based on annual net sales of Vancocin as set forth below:

2005	50% payment on net sales between $44-65 million
2006	35% payment on net sales between $46-65 million
2007	35% payment on net sales between $48-65 million
2008 through 2011	35% payment on net sales between $45-65 million

No additional payments are due to Lilly on net sales below or above the net sales levels reflected in the above table. We will account for the future additional payments as contingent consideration and will record an adjustment to the carrying amount of the related intangible asset and a cumulative adjustment to the intangible amortization upon achievement of the related sales milestones. Accordingly, during the second quarter of 2005, additional payments of $2.9 million became due to Lilly, which will be paid in the third quarter of 2005. We also expect to record an additional liability and a corresponding increase to the intangible asset in the third quarter of 2005. See Note 5 of the Unaudited Consolidated Financial Statements for additional information on the intangible asset and amortization.

In the event we develop any product line extensions, revive discontinued vancomycin product lines (injectable or oral solutions), make improvements of existing products, or expand the label to cover new indications, Lilly would receive a royalty on net sales on these additional products for a predetermined time period.

In connection with the acquisition, we entered into a transition services agreement with Lilly. The transition period ended in January 2005 when we assumed responsibility for product inventory, warehousing, management services and distribution of the Vancocin brand in the United States. We also entered into a supply agreement with Lilly for the manufacture and supply of the active pharmaceutical ingredient (API) of Vancocin as well as the Vancocin finished product for an agreed upon time period. The process of qualifying a third party supply chain will be ongoing during the term of the supply agreement with Lilly. Upon completion of the preparation of these third party manufacturing facilities and the receipt of required regulatory approvals, Lilly will cease supplying us with Vancocin and we will purchase API and final drug product directly from third parties.

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

Results of Operations

Quarter and Six-Months ended June 30, 2005 and 2004

Overview

(in thousands)	Three month ended June 30,		Six-months ended June 30,
	2005	2004	2005	2004
Net product sales	$28,824	$—	$49,879	$—
Total revenues	$28,965	$1,766	$56,161	$3,503

Net income (loss)	$4,981	$(5,378)	$22,355	$(21,994)
Net income (loss) per share:
Basic	$0.15	$(0.20)	$0.75	$(0.83)
Diluted	$0.11	$(0.20)	$0.44	$(0.83)

The increases in net income were due primarily to net sales of Vancocin, represented in net product sales, offset by the change in the fair value of the derivative liability related to the make-whole provision of the senior convertible notes and increased interest expense. Operating results in the six-month period of 2005 were also impacted by $6.0 in revenue from the sale of inventory to Schering-Plough pursuant to our 2004 license agreement, while the 2004 six-month period includes $9.3 million related to costs from our January 2004 restructuring.

Revenues

Revenues consisted of the following:

(in thousands)	For the quarter ended June 30,		For the six-months ended June 30,
	2005	2004	2005	2004
Net product sales	$28,824	$—	$49,879	$—
License fees and milestones	141	1,206	6,282	2,552
Grant and other revenues	—	560	—	951

Total revenues	$28,965	$1,766	$56,161	$3,503

Revenue—Vancocin product sales

In 2005, we recognized net sales of Vancocin. In the first six-months of 2004, we had no comparable sales as we acquired Vancocin in November 2004. The factors contributing to net sales of Vancocin in the second quarter of 2005 include a 39% increase in prescriptions, as reported by a third-party, over the second quarter of 2004 and the realization of the sales price increases announced in December 2004 and March 2005. The first six-months of 2005 were also impacted by a 31% increase in prescriptions, as reported by a third-party, over the first six-months of 2004 and the price increases. Additionally, we believe the six-months results were affected by wholesaler inventory restocking to normal levels during the first quarter of 2005, resulting from product allocation during the third and fourth quarters of 2004.

Net product sales for the second quarter 2005 increased 37% over the first quarter of 2005, primarily due to increased prescriptions and the price increase effective beginning April 2005. Prescriptions, as reported by a third party, in the second quarter of 2005 increased 30% over the first quarter of 2005. We believe this is due to the increased severity and incidence of Clostridium difficile infections. We can not predict future prescription demand with any certainty.

During a portion of the quarter ended March 31, 2005, Vancocin was sold under our transition services agreement with Lilly, who represented our only customer during the transition period. The transition agreement was terminated in January 2005, and upon the termination, we began selling directly to wholesalers. Approximately 95% of our sales are to three wholesalers. Vancocin product sales are influenced by prescriptions and wholesaler forecasts of prescription demand, which could be at different levels from period to period. As of June 30, 2005, we have reviewed net sales under our revenue recognition policy and believe that they are accurately recorded and no deferrals are necessary. This review also resulted in our determination that the estimated inventory held at the end of June 2005 by the three largest wholesalers was within a normal range for Vancocin.

Revenue—License fee and milestone revenue

License fee and milestone revenue primarily includes the following:

•	Advanced payments from Schering-Plough of $1.1 million and $2.3 million in the second quarter of 2004 and first six-months of 2004, respectively.

•	The sale of inventory for $6.0 million pursuant to the terms of our license agreement with Schering-Plough for intranasal pleconaril in the first six-months of 2005.

•	Amortization of payments received under our agreement with Wyeth of $0.1 million for the quarterly periods and $0.2 million for the six-month periods in both 2004 and 2005.

Revenue—Grant and other revenue

For the three and six months ending June 30, 2005, we recognized no grant and other revenue. During 2004, $0.4 million and $0.7 million are included in grant and other revenue for the second quarter and six-months of 2004, respectively, that relate to amounts agreed to be paid under our agreement with Schering-Plough that had no comparable payments in 2005. Additionally, the second quarter and six-months of 2004 include $0.1 million and $0.2 million, respectively, in grant payments under contracts that were transferred to a third party during 2004.

Cost of sales and gross margin

(in thousands)	For the quarter ended June 30,		For the six-months ended June 30,
	2005	2004	2005	2004
Net product sales	$28,824	$—	$49,879	$—
Cost of sales	4,430	—	8,044	—

Gross margin	$24,394	$—	$41,835	$—

Vancocin cost of sales include the cost of materials and distribution costs. We had no cost of sales in the 2004 periods as we acquired Vancocin in November 2004. Our gross margin rate (net product sales less cost of sales as a percent of net product sales) for Vancocin increased in the second quarter of 2005 to 85% from 83% in the first quarter of 2005, which is primarily the result of our price increase effective in April 2005 and resulted in an 84% gross margin rate for the six-months ended June 30, 2005.

Our cost to acquire Vancocin may be higher if we experience the need for increased production volumes above previously estimated amounts. To the extent that production levels increase or decrease after the manufacturing of Vancocin has been transitioned from Lilly to third parties, we anticipate that the unit cost to manufacture Vancocin may decrease or increase, respectively. As a result, we would expect the cost of product sales of Vancocin, and accordingly, gross margin percentage, to fluctuate from period to period after the transition to third parties.

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

Research and development expenses were divided between our research and development programs in the following manner:

(in thousands)	For the three months ended June 30,		For the six-months ended June 30,
	2005	2004	2005	2004
Direct—Core programs
CMV	$1,091	$824	$2,633	$1,231
HCV	78	208	91	327
Direct—Non-core programs
Common cold	20	(224)	23	808
Indirect
Development	1,210	1,744	2,413	5,588
Discovery research	—	495	—	3,458

Total	$2,399	$3,047	$5,160	$11,412

Direct—Core Programs

Related to our CMV program, during the quarter and six-months ended June 30, 2005 we were conducting one phase 2 clinical study involving CMV-seropositive subjects who have undergone allogeneic stem cell transplantation and were analyzing data from two phase 1 clinical trials with maribavir to evaluate the potential for drug interactions and renal impairment. During the periods ended June 30, 2004, our activities included the initiation of two phase 1 trials with maribavir to evaluate possible drug interactions and to evaluate the pharmacokinetics of maribavir in subjects with renal impairment.

Related to our HCV program, during the periods ended June 30, 2005, costs include payments to Wyeth made in accordance with our cost-sharing arrangement. During the first two quarters of 2005, we initiated phase 1 clinical trials with our HCV compound, HCV-796, for which Wyeth pays 80% of the costs. In addition, during the quarter ended March 31, 2005, we halted development on our former HCV lead product candidate, HCV-086. During the quarter and six-months ended June 30, 2004, the primary drivers of these costs were phase 1 clinical trials for HCV-086.

Direct—Non-Core Programs

In the quarter and six-months ended June 30, 2005, we incurred minimal direct costs related to our common cold program. In 2004, all non-core program direct expenses were related to the completion of phase 1 clinical trials with the intranasal formulation of pleconaril, which was our only active product candidate in our non-core programs. The $0.2 million net credit in the second quarter resulted from a revision of the estimated costs accrued for research contracts. In November 2004, Schering-Plough assumed responsibility for all future development and commercialization of pleconaril.

Indirect Expenses

The decrease in indirect development activities was due primarily to the reduction of headcount and costs that resulted from the January 2004 restructuring.

We had no discovery research costs in 2005 as we exited these activities in our January 2004 restructuring. In 2004, our indirect expenses related to our discovery research activities also included $1.9 million costs related to the January 2004 restructuring.

Marketing, general and administrative expenses

Marketing, general and administrative (MG&A) expenses for both the quarter and six-months decreased in 2005 compared to 2004. MG&A expenses for the second quarter were $2.2 million in 2005 compared to $2.3 million in 2004 and for the six-months were $4.4 million in 2005 compared to $10.6 million in 2004. The $6.2 million decrease for the six months ended June 30, 2005 was primarily due to $5.9 million of costs related to the January 2004 restructuring, $0.6 million of second quarter 2004 costs related to our terminated bond offering and reduced facility costs, partially offset by increased personnel and commercial related expenses during 2005.

Intangible amortization and acquisition of technology rights

Intangible amortization was $1.2 million for the quarter and $2.4 million for the six-months ended June 30, 2005. Intangible amortization is the result of the Vancocin product rights acquisition in the fourth quarter of 2004. We had a valuation study performed by a third party, based on information provided by management, to determine the allocation of the estimated purchase price of the Vancocin acquisition among the intangible assets acquired as well as their estimated amortization period.

On an ongoing periodic basis, we will evaluate the useful life of these intangible assets and determine if any economic, governmental or regulatory event has impaired the value of the assets or modified their estimated useful lives. As of June 30, 2005 there was no impairment of the fair value of the intangible assets or change to the useful lives as estimated at the acquisition date.

To the extent that we incur an obligation to Lilly for additional payments on Vancocin sales, as described in our agreement with Lilly, we will account for any future payment to Lilly as a contingent consideration and will record an adjustment to the carrying amount of the related intangible asset and a cumulative adjustment to the intangible amortization upon achievement of the related sales milestones. In the second quarter of 2005, we recorded $2.9 million of contingent consideration, as more fully described under “Contracts” above and in Note 5 of the Unaudited Consolidated Financial Statements.

Other Income (Expense)

Change in fair value of derivative liability

Based upon relevant information available, we estimated the fair value of the make-whole provision using a Monte Carlo simulation model to be $8.6 million, which included $7.9 million at the time of conversion of the senior notes into senior convertible notes in January 2005 and $0.7 million upon exercise of the initial investors purchase option in April 2005. This fair value of the make-whole provision, which was recorded as a derivative liability, is adjusted quarterly for changes in fair value during the first three years that any such senior convertible notes are outstanding, with the corresponding charge or credit to change in fair value of derivative liability. On July 12, 2005, we exercised our right to automatically convert the remaining $15.4 million principal amount of the senior convertible notes into shares of common stock. As such, at June 30, 2005, the derivative liability was adjusted to the estimated value of the make-whole payment due in July 2005, which is anticipated to be $2.7 million. These adjustments resulted in a loss on the change in fair value of derivative liability of $7.6 million for the second quarter and $4.0 million for the six-months ended June 30, 2005. Since the derivative liability was adjusted to the anticipated liability as of June 30, 2005, we do not anticipate future changes in fair value of derivative liability reported on the statement of operations.

Net gain on bond repurchase

We recorded a $1.2 million net gain on the bond repurchase related to the repurchase of $41.2 million of subordinated convertible notes in the second quarter of 2005 for $39.8 million. The net gain is comprised of the gross gain of $1.4 million less the write-off of $0.2 million of deferred finance costs.

Interest Income

Interest income for the quarters ended June 30, 2005 and 2004 was $0.3 million and for the six-months ended June 30 2005 and 2004 was $0.5 million and $0.6 million, respectively. Interest income has not fluctuated materially as interest rate increases have offset our lower invested balances.

Interest Expense

(in thousands)	For the quarter ended June 30,		For the six-months ended June 30,
	2005	2004	2005	2004
Interest expense on notes	$2,568	$1,919	$5,527	$3,837
Amortization of finance costs	300	151	774	302
Amortization of debt discount	358	—	697	—
Beneficial conversion feature	557	—	557	—
Other interest	7	12	13	16

Interest Expense	$3,790	$2,082	$7,568	$4,155

Interest expense on notes includes interest on all our notes outstanding and increased over 2004 due to additional principal amounts outstanding during the periods. Amortization of finance costs and debt discount in 2005 relates primarily to the senior convertible notes issued in January and April 2005. The beneficial conversion feature related to the automatic conversion in June 2005 and is the result of the fair value of the shares of common stock on the commitment date exceeding the stock value as defined by the auto-conversion provisions. See Note 7 of the Unaudited Consolidated Financial Statements regarding the automatic conversion.

Income Tax Expense

We recorded a $3.8 million income tax expense in the second quarter of 2005, which is based on a combined federal and state estimated annual effective tax rate of 15%. This resulted from the Company’s preliminary study on the availability of net operating loss carryforwards, which indicates that, assuming the Company is profitable, it should be able to utilize all carryforwards over future years, but with annual limitations. As such, the Company believes that taxable income will exceed available carryforwards for 2005.

Liquidity

We expect that our near term sources of revenue will arise from Vancocin product sales, milestone and license fee payments that we may receive from Wyeth and Schering-Plough if agreed upon events under our agreements with each of these companies are achieved. However, we cannot predict what the actual sales of Vancocin will be in the future, and there are no assurances that the events that require payments to us under the Wyeth and Schering-Plough arrangements are achieved. In addition, demand for Vancocin has exceeded our estimates.

For 2004, we funded the $116.0 million purchase price for the Vancocin acquisition through the use of $53.5 million from our cash reserves and $62.5 million of gross proceeds from the issuance of $62.5 million aggregate principal amount of senior notes and warrants to purchase 5.0 million shares of our common stock. The senior notes and the warrants were automatically exchanged for 6% senior convertible notes following stockholder approval of the issuance of the senior convertible notes on January 19, 2005. In April 2005, the initial investors in the senior notes exercised their purchase option and acquired an additional $12.5 million of the senior convertible notes with identical terms. For more information regarding the senior convertible notes, see the “Capital Resources” section below. We anticipate that revenues from Vancocin will generate positive cash flow and should allow us to fund substantially all of our ongoing development and other operating costs until at least March 2007 when our convertible subordinated notes mature. At June 30, 2005, we had cash, cash equivalents and short-term investments of $39.9 million. Also, at June 30, 2005, the annualized weighted average nominal interest rate on our short-term investments was 2.0%.

Overall Cash Flows

During the six months ended June 30, 2005, we generated $24.0 million of net cash from operating activities, primarily from net income resulting from product sales of Vancocin and $6.0 million from the sale of inventory to Schering-Plough, offset by $6.8 million in cash payments related to the make-whole provisions on the senior convertible notes. We also received $8.8 million in investing activities, primarily from the release of $9.0 million of restricted investments. For the six months ended June 30, 2005, we used $27.7 million in financing activities, primarily related to $39.8 million for the repurchase of subordinated convertible notes, offset by $12.5 million of gross proceeds from the issuance of senior convertible notes.

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

Operating Cash Outflows

The cash flows we have used in operations historically have been applied to research and development activities, marketing and business development efforts, general and administrative expenses, and servicing our debt. Bringing drugs from the preclinical research and development stage through phase 1, phase 2, and phase 3 clinical trials and FDA approval is a time consuming and expensive process. Because our product candidates are currently in the clinical stage of development, there are a variety of events that could occur during the development process that will dictate the course we must take with our drug development efforts and the cost of these efforts. As a result, we cannot reasonably estimate the costs that we will incur through the commercialization of any product candidate. Nonetheless, we expect to spend between $11.5 million and $14.5 million in 2005 in our drug development efforts and the most significant uses of our near-term operating development cash outflows are as described below.

For each of our development programs, we incur both direct and indirect expenses. Direct expenses include third party costs related to these programs such as contract research, consulting, cost sharing payments or receipts, and preclinical and clinical development costs. Indirect expenses include personnel, facility, and other overhead costs.

Direct expenses—Core Development Programs

CMV program—From the date we in-licensed maribavir through June 30, 2005, we incurred $9.3 million of direct costs in connection with this program, including the acquisition fee of $3.5 million paid to GSK for the rights to maribavir in September 2003.

During 2005, we expect maribavir-related activities to include completion of enrollment in the phase 2 study that we initiated during July 2004, as well as the initiation of several phase 1 clinical pharmacology studies to support subsequent phase 3 development. Depending on the outcome of the phase 2 study, additional clinical development activities may be pursued. The results of this phase 2 study will significantly impact the timing and the amount of expenses, including potential milestone payments to GSK, that we will incur related to this program in future periods. In addition, discussions with the FDA regarding these future studies may impact the timing, nature and cost of future planned studies. We are solely responsible for the cost of developing our CMV product candidate.

Should we achieve certain product development events, we are obligated to make certain milestone payments to GSK, the licensor of maribavir.

HCV program—From the date that we commenced predevelopment activities for compounds in this program that are currently active through June 30, 2005, we incurred $1.9 million in direct expenses for the predevelopment and development activities relating to such compounds. These costs are net of contractual cost sharing arrangements between Wyeth and us. Wyeth pays a substantial portion of the collaboration’s predevelopment and development expenses.

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

Direct Expenses—Non-Core Development Programs

Common Cold—From the date that we commenced predevelopment activities for the intranasal formulation of pleconaril through June 30, 2005, we incurred $1.9 million in direct expenses. We did not incur any additional direct expenses in connection with this program in 2005, nor will we in the future, as Schering-Plough has assumed responsibility for all future development and commercialization of pleconaril.

In November 2004, we entered into a license agreement with Schering-Plough under which Schering-Plough has assumed responsibility for all future development and commercialization of pleconaril. Schering-Plough paid us an initial license fee of $10.0 million in December 2004 and purchased our existing inventory of bulk drug substance for an additional $6.0 million in January 2005. We will also be eligible to receive up to an additional $65.0 million in milestone payments upon achievement of certain targeted regulatory and commercial events, as well as royalties on Schering-Plough’s sales of intranasal pleconaril in the licensed territories.

Business development activities

Through June 30, 2005, we paid an acquisition price of $116.0 million and incurred $2.0 million of fees and expenses in connection with the Vancocin acquisition and an acquisition fee of $3.5 million paid to GSK in 2003 for the rights to maribavir (VP 41263). During the third quarter of 2005, we will be paying Lilly $2.9 million related to additional purchase price consideration tied to product sales. See “Contracts” above and Note 5 of the Unaudited Consolidated Financial Statements.

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

Marketing, general and administrative activities

We expect to spend between $10 million and $13 million in cash on marketing, general and administrative activities in 2005.

Debt service requirements

Subordinated Convertible Notes

Annual interest payments on our outstanding $86.7 million principal amount of subordinated convertible notes total $5.2 million. In order to continue to improve our capital structure and reduce annual interest expense, we may, from time to time purchase our subordinated convertible notes. During the six months ended June 30, 2005, we used $39.8 million for the repurchase of $41.2 million principal amount of subordinated convertible notes. There can be no assurance that we will purchase or otherwise acquire additional subordinated convertible notes at prices favorable to us or at all. See Note 7 of the Unaudited Consolidated Financial Statements for additional information regarding our subordinated convertible notes.

Senior Convertible Notes

On July 12, 2005, the senior convertible notes were converted into common stock and are no longer outstanding. See Note 7 of the Unaudited Consolidated Financial Statements for additional information regarding our senior convertible notes.

Contractual Obligations

Future contractual obligations and commercial commitments at June 30, 2005 are as follows:

(in thousands) Contractual Obligations	Total	Less than 1 year	2-3 years	4-5 years	More than 5 years
Lilly additional payments (1)	$2,939	$2,939	$—	$—	$—
Long-term debt (2)	102,070	—	86,720	15,350	—
Minimum purchase requirements (3)	7,751	7,751	—	—	—
Operating leases (4)	8,526	659	667	663	6,537

Total	$121,286	$11,349	$87,387	$16,013	$6,537

(1)	This table does not include any milestone payments under our agreement with GSK in relation to our in-licensed technology, as the timing and likelihood of such payments are not known. Similarly, we have only included known additional payments due to Lilly in connection with the Vancocin acquisition, as the amount and timing of future additional payments are not determinable. Under the terms of the agreement with Lilly, Lilly is entitled to additional payments on net sales of Vancocin through 2011. The additional payments to be paid to Lilly are calculated as follows:

2005	50% payment on net sales between $44-65 million
2006	35% payment on net sales between $46-65 million
2007	35% payment on net sales between $48-65 million
2008 through 2011	35% payment on net sales between $45-65 million

No additional payments are due to Lilly on sales below or above the sales levels reflected in the above table. We will account for the future payments as contingent consideration and will record an adjustment to the carrying amount of the related intangible asset and a cumulative adjustment to the intangible amortization upon achievement of the related sales milestones. Accordingly, during the second quarter of 2005, additional payments of $2.9 million became due to Lilly, which will be paid in the third quarter of 2005. We also expect to record an additional liability and a corresponding increase to the intangible asset in the third quarter of 2005.

In the event we develop any product line extensions, revive discontinued vancomycin product lines (injectable or oral solutions), make improvements of existing products, or expand the label to cover new indications, Lilly would receive an additional royalty on net sales on these additional products for a predetermined time period.

(2)	Represents principal balances of $86.7 million for the subordinated convertible notes and $15.4 million for the senior convertible notes. On July 12, 2005, we auto-converted the remaining $15.4 million of senior convertible notes into common stock. See Note 7 of the Unaudited Consolidated Financial Statements.
(3)	Represents contractual commitment at June 30, 2005. As part of our manufacturing agreement with Lilly, we have certain minimum purchase requirements of Vancocin for a period of time less than one year, on a rolling basis. We are not contractually obligated to any amount of purchases past this time period, and cannot reasonably estimate the amount for which we may be obligated in the future.
(4)	On April 7, 2005, we signed an agreement to terminate a lease on approximately 86,000 square feet of office and lab space, effective as of March 31, 2005, which we had used as our former headquarters. Prior to the termination, we had been obligated to the lease through March 31, 2008. In order to effect the termination, we paid a termination fee of $1.0 million and incurred $0.1 million in transaction costs. As a result of the termination, we will avoid payment of $3.4 million in rental obligations and operating expenses, net of the termination payment. No amounts are included in the table related to this lease.

We currently lease 33,000 square feet in a facility located in Exton, Pennsylvania for our marketing, development and corporate activities under an operating lease expiring in 2017 with $8.4 million in future rental obligations.

Operating leases also includes equipment leases of $0.1 million.

Capital Resources

We expect the cash, cash equivalents and short-term investments available at June 30, 2005, together with our expected operating cash flows from Vancocin sales, will be sufficient to fund our development, operating and debt service costs through March 2007 when our subordinated convertible notes mature. However, we believe we may require additional capital by March 2007 when our subordinated convertible notes mature. To obtain this financing, we intend to access the public or private equity or debt markets, enter into additional arrangements with corporate collaborators to whom we may issue equity or debt securities or enter into other alternative financing arrangements that may become available to us. Our outstanding indebtedness may make it more difficult for us to raise additional financing.

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

If we raise additional capital by accessing debt markets, the terms and pricing for these financings may be much more favorable to the new lenders than the terms obtained from our existing lenders. These financings also may require liens on certain of our assets that may limit our flexibility.

Additional equity or debt financing, however, may not be available on acceptable terms from any source as a result of, among other factors, our outstanding indebtedness, our inability to achieve regulatory approval of any of our product candidates, our inability to generate revenue through our existing collaborative agreements, and our inability to file, prosecute, defend and enforce patent claims and or other intellectual property rights. If sufficient additional financing is not available, we may need to delay, reduce or eliminate current development programs, or reduce or eliminate other aspects of our business.

Critical Accounting Policies

Our consolidated financial statements and accompanying notes are prepared in accordance with accounting principals generally accepted in the United States of America. Preparing consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and contingent assets and liabilities. Actual results could differ from such estimates. These estimates and assumptions are affected by the application of our accounting policies. Critical policies and practices are both most important to the portrayal of a company’s financial condition and results of operations, and require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effects of matters that are inherently uncertain.

Our summary of significant accounting policies is described in Note 2 to our consolidated financial statements included in our 2004 Form 10-K. However, we consider the following policies and estimates to be the most critical in understanding the more complex judgments that are involved in preparing our consolidated financial statements and that could impact our results of operations, financial position, and cash flows:

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

During the transition period with Lilly, all our product sales of Vancocin were to Lilly who then sold primarily to wholesalers. The transition period ended in January 2005, and we now sell directly to wholesalers. Product revenue is recorded upon delivery to the customer, when title has passed. Product demand from wholesalers during a given period may not correlate with prescription demand for the product in that period. As a result, we periodically evaluate our estimate of the distributors’ inventory positions. If we believe these levels are too high based on prescription demand, we may either not accept purchase orders from or ship additional product to the distributor until these levels are reduced or defer recognition of revenue if we determine there is excess channel inventory for the product. From acquisition in November 2004 through June 30, 2005, we have not deferred any product sales. In addition, we establish provisions for sales discounts and estimates for chargebacks, rebates, damaged product returns, and exchanges for expired product at the time such revenue is recognized based on historical data for the product acquired from Lilly.

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

When we purchase the rights to products that have not reached technological feasibility, i.e. are in the development stage, we expense those costs in the period in which we acquire such rights.

•	Long-lived Assets—We review our fixed and intangible assets for possible impairment whenever events occur or circumstances indicate that the carrying amount of an asset may not be recoverable. Assumptions and estimates used in the evaluation of impairment may affect the carrying value of long-lived assets, which could result in impairment charges in future periods. Such assumptions include projections of future cash flows in determining whether an impairment exists and in measuring the current fair value of the asset.

•	Stock Based Employee Compensation—We apply APB Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations (APB 25) in accounting for all stock-based employee compensation. We have elected to adopt only the disclosure provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” as amended (SFAS 123). Had we applied SFAS 123, our net income for the quarter and six months ended June 30, 2005 would have decreased by approximately $0.6 million and $1.1 million, respectively, and our net loss for the quarter and six months ended June 30, 2004 would have increased by approximately $0.8 million and $1.4 million, respectively.

•	Income Taxes—Our annual effective tax rate is based on expected pre-tax earnings, existing statutory tax rates, limitations on the use of tax credits and net operating loss carryforwards and tax planning opportunities available in the jurisdictions in which we operate. Significant judgment is required in determining our annual effective tax rate and in evaluating our 2005 tax position.

We will continue to evaluate the realizability of our tax assets and liabilities and will adjust such amounts in light of changing facts and circumstances, including but not limited to future projections of taxable income, tax legislation, rulings by relevant tax authorities and the progress of ongoing tax audits. Settlement of filing positions that may be challenged could impact the income tax position in the year of resolution. Our tax liability is presented in the consolidated balance sheet within income taxes payable.

At December 31, 2004, we had $117.8 million of gross deferred tax assets, which included federal net operating loss (“NOL”) carryforwards of $60.7 million, capitalized research and development costs of $47.8 million and other items of $9.3 million. This asset is fully offset by a valuation allowance as our ability to general future taxable income is uncertain. In assessing the realizability of deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the period in which those temporary differences become deductible or the NOLs and credit carryforwards can be utilized. Although we have recorded income tax expense in the second quarter of 2005 based on anticipated 2005 taxable income, which includes the use of a portion of our NOL carryforwards, we have not recorded a deferred tax asset. When considering the reversal of the valuation, we consider the level of past and future taxable income, the utilization of the carryforwards and other factors. While we continue to study the utilization of our carryforwards, we are uncertain if all or a portion of the deferred tax asset will be realizable. Subsequent revisions to the estimated net realizable value of the deferred tax asset could cause our provision for income taxes to vary significantly from period to period.

As our business evolves, we may face additional issues that will require increased levels of management estimation and complex judgments.

Recently Issued Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123R, Share-Based Payment, a revision to SFAS No. 123, Accounting for Stock-Based Compensation (SFAS 123R). This statement replaces SFAS 123 and supersedes APB 25. This statement establishes standards for the accounting for which an entity exchanges its equity instruments for goods or services. This statement also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. SFAS 123R will require us to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost shall be recognized over the period during which an employee is required to provide service in exchange for the award – the requisite service period (vesting period). The grant-date fair value of employee share options will be estimated using option-pricing models adjusted for the unique characteristics of those instruments. We must adopt SFAS 123R beginning no later than January 1, 2006. We are currently evaluating various implementation standards of SFAS 123R, including adoption methods and option pricing methodology. We expect that adoption of this statement will have a material impact on our consolidated financial statements. The pro forma impact on our net income (loss) for the quarters ended June 30, 2005 and 2004 of additional expense of $0.6 million and of $0.8 million, respectively and for the six months ended June 30, 2005 and 2004 of additional expense of $1.1 million and of $1.4 million, respectively, may not be indicative of the results from the valuation methodologies ultimately adopted.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

Our holdings of financial instruments are comprised of a mix of U.S. corporate debt, government securities and commercial paper. All such instruments are classified as securities available for sale. Our debt security portfolio represents funds held temporarily pending use in our business and operations. We manage these funds accordingly. Our primary investment objective is the preservation of principal, while at the same time maximizing the generation of investment income. We seek reasonable assuredness of the safety of principal and market liquidity by investing in cash equivalents (such as Treasury bills and money market funds) and fixed income securities (such as U.S. government and agency securities, municipal securities, taxable municipals, and corporate notes) while at the same time seeking to achieve a favorable rate of return. Our market risk exposure consists principally of exposure to changes in interest rates. Our holdings are also exposed to the risks of changes in the credit quality of issuers. Historically, we have typically invested in financial instruments with maturities of less than one year. The carrying amount, which approximates fair value, and the annualized weighted average nominal interest rate of our investment portfolio at June 30, 2005 was approximately $11.8 million and approximately 2.0%, respectively.

At June 30, 2005, we had outstanding $86.7 million of our subordinated convertible notes. The subordinated convertible notes are convertible into shares of our common stock at a price of $109 per share, subject to certain adjustments. The subordinated convertible notes bear interest at a rate of 6% per annum, payable semi-annually in arrears, and can be redeemed by us, at certain premiums over the principal amount. At June 30, 2005, the fair value of our subordinated convertible notes was approximately $86.1 million, based on quoted market prices. The fair value of our subordinated convertible notes is dependant upon, among other factors, the fair value of our common stock and prevailing market interest rates.

At June 30, 2005, we had outstanding $15.4 million of senior convertible notes, with a fair value of $45.1 million, based on quoted market prices. The senior convertible notes bore interest at a rate of 6% per annum, payable semi-annual in arrears. Subject to certain limitations, the senior convertible notes were convertible into shares of common stock at the option of the holder at any time prior to maturity at a conversion rate of $2.50 per share, subject to adjustment upon certain events. We were able to elect to automatically convert in any calendar quarter up to twenty-five percent of the principal amount of the senior convertible notes into shares of our common stock if the daily volume weighted average price of our stock exceeded $3.75 per share, subject to adjustment upon certain events, for 20 trading days during any 30 trading day period, ending within 5 days of the notice of automatic conversion. When the investors voluntarily converted the senior convertible notes and when we effected an auto-conversion of the senior convertible notes, we were required to make an additional payment, either in shares of our common stock or in cash, on the principal amount converted equal to three full years of interest, less any interest actually paid or provided for prior to the conversion date. On July 12, 2005, we affected an auto-conversion of the remaining $15.4 million of senior convertible notes into common stock. As of July 12, 2005, the senior convertible notes were no longer outstanding.

ITEM 4. Controls and Procedures

(a) An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer, or CEO, and our Chief Financial Officer, or CFO, of the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of June 30, 2005. Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported as specified in Securities and Exchange Commission rules and forms.

(b) During the quarter ended June 30, 2005, we continued to implement new controls over net product sales, cost of sales and other commercial transactions related to the commercial operations resulting from the 2004 acquisition of Vancocin. Other than these controls, there were no significant changes in our internal control over financial reporting identified in connection with the evaluation of such controls that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 4. Submission of Matters to a Vote of Security Holders

On May 20, 2005, we held our annual stockholders meeting. In connection with the stockholders meeting, we solicited proxies for the election of Mr. Frank Baldino, Jr., Ph.D. as our class III director. The record date for determining the stockholders entitled to receive notice of, and vote at, the meeting was April 1, 2005. We had 27,885,018 shares of our common stock outstanding on the record date for the meeting, of which 22,615,509 were represented at the stockholders meeting by proxy. Such shares were voted at the stockholders meeting as follows:

FOR:	22,400,257
WITHHELD:	215,252

Mr. Paul Brooke, Mr. Robert Glaser, Mr. Michael Dougherty, Mr. Michel de Rosen and Dr. William Claypool are the class I and II directors whose terms continued after the annual meeting.

Additionally, we solicited proxies for the adoption of the Company’s 2005 Stock Option and Restricted Share Plan and to reserve 850,000 shares of common stock for issuance upon exercise of stock options or the grant of restricted shares to selected employees. The proposal was approved as the affirmative vote of the holders of a majority of the shares represented in person or by proxy and entitled to vote on this item was required for approval. Broker non-votes were counted solely for purposes of determining whether a quorum was present and therefore did not have an effect on this proposal. Shares were voted at the stockholders meeting on this item as follows:

FOR:	7,923,510
AGAINST:	554,208
ABSTAIN:	143,583
BROKER NON-VOTES:	13,994,208

ITEM 6. Exhibits

List of Exhibits:

10.1††	2005 Stock Option and Restricted Share Plan (1)

10.2††	Form of Non-Qualified Stock Option Agreement for Member of the Board of Directors

10.3††	Form of Non-Qualified Stock Option Agreement

10.4††	Form of Incentive Stock Option Agreement

31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

††	Compensation plans and arrangements for executives and others.
(1)	Filed as Annex B of the Registrant’s 2005 Proxy Statement, as filed with the Securities and Exchange Commission on March 31, 2005.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VIROPHARMA INCORPORATED

Date: August 3, 2005	By:	/s/ Michel de Rosen
Michel de Rosen
President, Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)

	By:	/s/ Vincent J. Milano
Vincent J. Milano
Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

Exhibit Index

Exhibit	Description
10.2††	Form of Non-Qualified Stock Option Agreement for Member of the Board of Directors

10.3††	Form of Non-Qualified Stock Option Agreement

10.4††	Form of Incentive Stock Option Agreement

31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

††	Compensation plans and arrangements for executives and others.