Form 10-Q
period 2005-09-30
VIROPHARMA INC
filed 2005-11-08
CIK 946840

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☐    No  ☒

Number of shares outstanding of the issuer’s Common Stock, par value $.002 per share, as of November 1, 2005: 57,941,140 shares.

VIROPHARMA INCORPORATED

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ViroPharma Incorporated

Consolidated Balance Sheets

(unaudited)

(in thousands, except share and per share data)	September 30, 2005	December 31, 2004
Assets
Current assets:
Cash and cash equivalents	$63,867	$22,993
Short-term investments	1,294	12,184
Restricted cash equivalents	—	9,033
Accounts receivable, net	9,430	8,711
Inventory	2,448	1,022
Other current assets	410	1,630

Total current assets	77,449	55,573
Intangible assets, net	122,992	116,359
Equipment and leasehold improvements, net	1,465	1,503
Debt issue costs, net	668	4,372
Other assets	49	94

Total assets	$202,623	$177,901

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$1,547	$791
Due to partners	21	412
Accrued expenses and other current liabilities	19,886	10,888
Income taxes payable	6,605	—
Deferred revenue-current	564	564

Total current liabilities	28,623	12,655
Long-term debt, net of debt discount	86,720	190,400
Deferred revenue-noncurrent	141	563
Other liabilities	394	421

Total liabilities	115,878	204,039

Commitments and contingencies
Stockholders’ equity (deficit):
Preferred stock, par value $0.001 per share. 5,000,000 shares authorized; Series A convertible participating preferred stock; no shares issued and outstanding	—	—
Series A junior participating preferred stock; 200,000 shares designated; no shares issued and outstanding	—	—
Common stock, par value $0.002 per share. 100,000,000 shares authorized; issued and outstanding 57,909,650 shares at September 30, 2005 and 26,758,495 shares at December 31, 2004	116	54
Additional paid-in capital	323,006	250,776
Deferred compensation	(5)	(10)
Accumulated other comprehensive (loss) income	(274)	147
Accumulated deficit	(236,098)	(277,105)

Total stockholders’ equity (deficit)	86,745	(26,138)

Total liabilities and stockholders’ equity	$202,623	$177,901

See accompanying notes to unaudited consolidated financial statements.

ViroPharma Incorporated

Consolidated Statements of Operations

(unaudited)

(in thousands, except per share data)	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Revenues:
Net product sales	$35,657	$—	$85,536	$—
License fee and milestone revenue	141	374	6,423	2,926
Grant and other revenue	—	24	—	974

Total revenues	35,798	398	91,959	3,900

Costs and Expenses:
Cost of sales	5,010	—	13,054	—
Research and development	2,525	1,953	7,685	13,366
Marketing, general and administrative	2,937	1,765	7,386	12,321
Intangible amortization and acquisition of technology rights	1,468	—	3,884	—

Total costs and expenses	11,940	3,718	32,009	25,687

Operating income (loss)	23,858	(3,320)	59,950	(21,787)

Other Income (Expense):
Change in fair value of derivative liability	—	—	(4,044)	—
Net gain on bond repurchase	—	—	1,163	—
Gain on sale of biodefense assets, net	—	1,715	—	1,715
Interest income	417	347	942	975
Interest expense	(2,331)	(2,073)	(9,899)	(6,228)

Income (loss) before income tax expense	21,944	(3,331)	48,112	(25,325)

Income tax expense	3,292	—	7,105	—

Net income (loss)	$18,652	$(3,331)	$41,007	$(25,325)

Net income (loss) per share:
Basic	$0.33	$(0.13)	$1.05	$(0.95)
Diluted	$0.31	$(0.13)	$0.77	$(0.95)

Shares used in computing net income (loss) per share:
Basic	57,015	26,612	39,020	26,530
Diluted	59,797	26,612	56,936	26,530

ViroPharma Incorporated

Consolidated Statements of Stockholders’ Equity (Deficit)

(unaudited)

(in thousands)	Preferred stock		Common stock		Additional paid- in capital	Deferred Comp	Accumulated other comprehensive income (loss)	Accumulated Deficit	Total stockholders’ equity (deficit)
	Number of shares	Amount	Number of shares	Amount
Balance, December 31, 2004	—	$—	26,758	$54	$250,776	$(10)	$147	$(277,105)	$(26,138)
Shares issued from senior convertible notes conversions	—	—	1,300	2	3,248	—	—	—	3,250
Exercise of common stock options	—	—	67	—	83	—	—	—	83
Write-off of costs related to senior convertible notes conversions	—	—	—	—	(561)	—	—	—	(561)
Unrealized loss on available for sale securities	—	—	—	—	—	—	(266)	—	(266)
Amortization of deferred compensation	—	—	—	—	—	2	—	—	2
Net income	—	—	—	—	—	—	—	17,374	17,374

Balance, March 31, 2005	—	—	28,125	56	253,546	(8)	(119)	(259,731)	(6,256)
Shares issued from senior convertible notes conversions	—	—	22,560	45	56,355	—	—	—	56,400
Shares issued from senior convertible notes make-whole payments	—	—	517	1	3,105	—	—	—	3,106
Beneficial conversion feature on senior convertible notes conversions	—	—	—	—	557	—	—	—	557
Employee stock purchase plan	—	—	6	—	16	—	—	—	16
Exercise of common stock options	—	—	112	1	305	—	—	—	306
Write-off of costs related to senior convertible notes conversions	—	—	—	—	(8,953)	—	—	—	(8,953)
Write-off of accrued interest from senior convertible notes conversions	—	—	—	—	574	—	—	—	574
Unrealized loss on available for sale securities	—	—	—	—	—	—	(140)	—	(140)
Amortization of deferred compensation	—	—	—	—	—	2	—	—	2
Net income	—	—	—	—	—	—	—	4,981	4,981

Balance, June 30, 2005	—	—	51,320	103	305,505	(6)	(259)	(254,750)	50,593
Shares issued from senior convertible notes conversions	—	—	6,140	12	15,338	—	—	—	15,350
Shares issued from senior convertible notes make-whole payments	—	—	382	1	2,542	—	—	—	2,543
Beneficial conversion feature on senior convertible notes conversions	—	—	—	—	932	—	—	—	932
Exercise of common stock options	—	—	68	—	202	—	—	—	202
Write-off of costs related to senior convertible notes conversions	—	—	—	—	(1,705)	—	—	—	(1,705)
Write-off of accrued interest from senior convertible notes conversions	—	—	—	—	192	—	—	—	192
Unrealized loss on available for sale securities	—	—	—	—	—	—	(15)	—	(15)
Amortization of deferred compensation	—	—	—	—	—	1	—	—	1
Net income	—	—	—	—	—	—	—	18,652	18,652

Balance, September 30, 2005	—	$—	57,910	$116	$323,006	$(5)	$(274)	$(236,098)	$86,745

ViroPharma Incorporated

Consolidated Statements of Cash Flows

(unaudited)

(in thousands)	Nine months ended September 30,
	2005	2004
Cash flows from operating activities:
Net income (loss)	$41,007	$(25,325)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Non-cash loss on derivative liability	4,044	—
Gain on sale of biodefense assets	—	(1,715)
Non-cash net gain on bond repurchase	(1,163)	—
Non-cash compensation expense	5	198
Non-cash interest expense	3,747	452
Non-cash asset impairment from restructuring	—	4,782
Depreciation and amortization expense	3,950	392
Changes in assets and liabilities:
Accounts receivable	(719)	—
Inventory	(1,426)	—
Notes receivable from officers	—	67
Due from (to) partners	(391)	546
Other current assets	1,220	361
Other assets	45	(116)
Accounts payable	756	(395)
Accrued expenses and other current liabilities	1,437	(3,427)
Income taxes payable	6,605	—
Deferred revenue	(422)	(2,933)
Derivative liability payments	(6,823)	—
Other liabilities	(27)	(188)

Net cash provided by (used in) operating activities	51,845	(27,301)

Cash flows from investing activities:
Purchase of equipment and leasehold improvements	(28)	(481)
Purchase of Vancocin assets	(2,956)	—
Proceeds from sale of equipment	—	1,407
Proceeds from sale of biodefense assets	—	700
Release of restricted investments	9,033	—
Purchases of short-term investments	(292,696)	(114,978)
Maturities of short-term investments	303,165	140,891

Net cash provided by investing activities	16,518	27,539

Cash flows from financing activities:
Net proceeds from issuance of common stock	607	337
Net proceeds from issuance of senior convertible notes	11,694	—
Repurchase of subordinated convertible notes	(39,790)	—
Payment of loans payable	—	(8)

Net cash (used in) provided by financing activities	(27,489)	329

Net increase in cash and cash equivalents	40,874	567
Cash and cash equivalents at beginning of period	22,993	12,969

Cash and cash equivalents at end of period	$63,867	$13,536

See accompanying notes to unaudited consolidated financial statements.

ViroPharma Incorporated

Notes to the Unaudited Consolidated Financial Statements

(1) Organization and Business Activities

ViroPharma Incorporated (“ViroPharma” or “the Company”) is a biopharmaceutical company dedicated to the development and commercialization of products that address serious diseases treated by physician specialists and in hospital settings. The Company is focused on building franchises related to its commercial product and development product candidates through the marketing and sale of its commercialized product, Vancocin® capsules, the development of its clinical stage product candidates and seeking to expand its product portfolio through the acquisition of complementary development stage or commercial product opportunities.

ViroPharma markets and sells Vancocin, the oral capsule formulation of vancomycin hydrochloride, in the United States and its territories. Vancocin is a potent antibiotic approved by the U.S. Food and Drug Administration to treat antibiotic-associated pseudomembranous colitis caused by Clostridium difficile and enterocolitis caused by Staphylococcus aureus (including methicillin-resistant strains). ViroPharma acquired Vancocin from Eli Lilly & Company (“Lilly”) in November 2004 for $116.0 million in cash, excluding transaction costs of $2.0 million, and additional purchase price consideration on net sales within predefined sales levels when and if achieved. ViroPharma is focusing its current product development activities on two viral diseases, those caused by cytomegalovirus (CMV) and hepatitis C (HCV) infections. The Company intends to continue to evaluate products in clinical development and marketed products to expand its current product portfolio.

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

Basis of Presentation

The consolidated financial information at September 30, 2005 and for the three months and nine months ended September 30, 2005 and 2004, is unaudited but includes all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary to state fairly the consolidated financial information set forth therein in accordance with accounting principals generally accepted in the United States of America. The interim results are not necessarily indicative of results to be expected for the full fiscal year. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2004 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission.

In November 2004, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 151, Inventory Costs, an Amendment of ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material. This statement requires those items be recognized as current-period charges. We have early adopted this standard as of January 1, 2005, as permitted. Adoption of this statement had no impact on the consolidated financial statements.

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

If the Company determined compensation cost for options granted based on their fair value at the grant date under SFAS No. 123, the Company’s net income (loss) and net income (loss) per share would have been adjusted as indicated below:

(in thousands, except per share data)	For the three months ended September 30,		For the nine months ended September 30,
	2005	2004	2005	2004
Net income (loss):
As reported	$18,652	$(3,331)	$41,007	$(25,325)

Add: stock-based employee compensation expense included in net income (loss)	1	—	5	164

Deduct: total stock-based employee compensation expense determined under the fair-value-based method for all employee and director awards	(599)	(681)	(1,688)	(2,240)

Pro forma under SFAS No. 123	$18,054	$(4,012)	$39,324	$(27,401)

Net income (loss) per share:
Basic:
As reported	$0.33	$(0.13)	$1.05	$(0.95)

Pro forma under SFAS No. 123	$0.32	$(0.15)	$1.01	$(1.03)

Diluted:
As reported	$0.31	$(0.13)	$0.77	$(0.95)

Pro forma under SFAS No. 123	$0.30	$(0.15)	$0.74	$(1.03)

ViroPharma Incorporated

Notes to the Unaudited Consolidated Financial Statements (continued)

(3) Comprehensive Income (Loss)

In the Company’s annual consolidated financial statements, comprehensive income (loss) is presented as a separate financial statement. For interim consolidated financial statements, the Company is permitted to disclose the information in the footnotes to the consolidated financial statements. The disclosures are required for comparative purposes. The only comprehensive income (loss) item the Company has is unrealized gains and losses on available for sale securities. The following reconciles net income (loss) to comprehensive income (loss) for the three and nine months ended September 30, 2005 and 2004:

(in thousands)	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Net income (loss)	$18,652	$(3,331)	$41,007	$(25,325)
Other comprehensive (loss):
Unrealized (losses) on available for sale securities	(15)	(90)	(421)	(186)

Comprehensive income (loss)	$18,637	$(3,421)	$40,586	$(25,511)

(4) Inventory

Inventory is related to Vancocin and is stated at the lower of cost or market using the first-in first-out method. The following represents the components of the inventory at September 30, 2005 and December 31, 2004:

(in thousands)	September 30, 2005	December 31, 2004
Starting Material	$1,022	$1,022
Finished Goods	1,426	—

Total	$2,448	$1,022

ViroPharma Incorporated

Notes to the Unaudited Consolidated Financial Statements (continued)

(5) Intangible Assets

The following represents the balance of the intangible assets at September 30, 2005:

(in thousands)	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
Trademarks	$11,414	$406	$11,008
Know-how	79,898	2,842	77,056
Customer relationship	36,215	1,287	34,928

Total	$127,527	$4,535	$122,992

The gross intangible asset increase of $7.6 million in the third quarter of 2005 and $10.5 million in the nine month period ending September 30, 2005, relates entirely to the Company’s commercial product, Vancocin. This increase was due to additional purchase price consideration owed to Lilly when net sales of Vancocin were within a pre-specified range. This obligation is based on net sales within the calendar year, is paid quarterly and is due each year through 2011, the amount of which is determined by annual net sales. In the third quarter of 2005, net sales exceeded the maximum milestone threshold of $65.0 million.

The Company has accounted for this additional payment as additional purchase price in accordance with SFAS No. 141, Business Combinations. The additional purchase price consideration was recorded as a $10.5 million increase to the intangible assets of Vancocin, was allocated over the asset classifications described above and will be amortized over the remaining estimated useful life of the intangible assets, which is estimated to be 24.1 years as of September 30, 2005. Included in accrued expenses as of September 30, 2005, is $7.6 million related to the purchase price consideration and is due to Lilly in the fourth quarter of 2005. In addition, at the time of recording the additional intangible assets, the Company recorded a cumulative adjustment of approximately $294,000 to accumulated intangible amortization and amortization expense during the nine month period ended September 30, 2005, in order to reflect amortization as if the additional purchase price had been paid in November 2004.

Amortization expense for the three and nine months ended September 30, 2005 is $1.5 million and $3.9 million, respectively. The estimated aggregated amortization expense for each of the next five years will be approximately $5.1 million, excluding any future increases related to additional purchase price consideration that may be payable to Lilly.

The following represents the balance of the intangible assets at December 31, 2004:

(in thousands)	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
Trademarks	$10,473	$58	$10,415
Know-how	73,308	407	72,901
Customer relationship	33,228	185	33,043

Total	$117,009	$650	$116,359

ViroPharma Incorporated

Notes to the Unaudited Consolidated Financial Statements (continued)

(6) Income Taxes

The Company utilizes the asset and liability method of accounting for income taxes. During the first nine months of 2005, the Company recorded income tax expense of $4.6 million for federal income taxes and $2.5 million for state income taxes. The $7.1 million in total income taxes was recorded to income tax expense in the second and third quarters of 2005, which is based on an annual effective tax rate of approximately 15%. This accrual was based on the Company’s anticipated taxable income for 2005 and includes the utilization of a portion of its available net operating loss and credit carryforwards. The Company based its estimate of available net operating loss and credit carryforwards on a preliminary study by a third party which it anticipates to finalize in 2005. The annual effective tax rate is based on expected pre-tax earnings, limitations on the use of tax credits and net operating loss carryforwards and tax planning opportunities available in the jurisdictions in which the Company operates. Significant judgment is required in determining the annual effective tax rate, and in evaluating the 2005 tax position.

In recording the income tax payable in the second and third quarters of 2005, the Company has utilized a portion of the December 31, 2004 deferred tax asset of $117.8 million, primarily net operating and credit carryforwards to offset taxable income. This asset is fully offset by a deferred tax valuation allowance as the Company’s ability to generate future taxable income, as analyzed within the guidelines of Statement of Financial Accounting Standards No. 109, remains uncertain at September 30, 2005. Therefore, a deferred tax asset has not been recognized as of September 30, 2005, as the Company is unable to conclude that it is more likely than not that it will be realized.

The Company will continue to evaluate the realizability of these assets, and will adjust such amounts in light of changing facts and circumstances, including but not limited to future projections of taxable income, tax legislation, rulings by relevant tax authorities and the progress of ongoing tax audits. Should the Company reduce the valuation allowance of deferred tax assets, a current year tax benefit will be recognized. Future periods would then include taxes at a higher rate than the effective rate for 2005. Settlement of filing positions that may be challenged could impact the income tax position in the year of resolution. The tax liability is presented in the consolidated balance sheet within income taxes payable.

(7) Long-Term Debt

On September 30, 2005 and December 31, 2004, the Company’s long-term indebtedness includes the following:

(in thousands)	September 30, 2005	December 31, 2004
Subordinated Convertible Notes, 6% interest paid semi-annually, due March 2007	$86,720	$127,900
Senior Notes, 10% interest paid monthly	—	62,500
Senior Convertible Notes, 6% interest paid semi-anually, due October 2009	—	—
Less: Discount on Convertible Senior Notes	—	—

Total long-term debt	$86,720	$190,400

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

In September 2004, the Company’s Board authorized the Notes Repurchase Committee of the Board to approve the issuance of up to 5,000,000 shares of its common stock in exchange for the surrender of subordinated convertible notes from time to time. In 2005, the Company’s Board authorized the Notes Repurchase Committee of the Board to approve the expenditure of up to $48.0 million to purchase the subordinated convertible notes from time to time, of which the Company has expended

ViroPharma Incorporated

Notes to the Unaudited Consolidated Financial Statements (continued)

$39.8 million to purchase $41.2 million of subordinated convertible notes as of September 30, 2005. The Company has recorded a $1.2 million gain, net of deferred finance costs, in connection with the 2005 repurchases. There can be no assurance that the Company will purchase or otherwise acquire any additional subordinated convertible notes at prices favorable to the Company or at all.

From the issuance date of the subordinated convertible notes through September 30, 2005, the Company has reduced $93.3 million in principal amount of its subordinated convertible notes, including purchasing for cash an aggregate of $91.3 million in principal amount of its subordinated convertible notes for approximately $58.3 million and entered into agreements with a third party under which it issued 473,054 shares of its common stock in exchange for the surrender of $2.0 million of face amount of its subordinated convertible notes held by such third party. The shares issued in this transaction had a market value of $1.2 million at the date of issuance.

At September 30, 2005, the outstanding principal balance of the subordinated convertible notes was $86.7 million, and the fair value of the Company’s subordinated convertible notes was approximately $86.7 million, based on quoted market prices.

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

Interest on the senior notes was payable monthly at an annual rate of 10% until shareholder approval of the exchange into the senior convertible notes in January 2005. One full year of interest payable of $10.0 million on the senior notes was also placed into escrow and released as interest payments became due. Upon the exchange of senior notes for senior convertible notes in January 2005, the remaining $8.4 million balance of the unpaid escrowed interest for the senior notes was released to the Company. Debt issuance costs of $3.8 million were capitalized and were being amortized over the life of the senior notes, which, until exchanged into the senior convertible notes, was one year. Upon the exchange, the estimated useful life of these costs was revised and the unamortized costs were amortized over the life of the senior convertible notes.

In accordance with SFAS No. 6, “Classification of Short-Term Obligations Expected to be Refinanced”, the Company recorded the senior notes as long-term debt as of December 31, 2004.

Senior Convertible Notes

The senior notes and the warrants were automatically exchanged in January 2005 for senior convertible notes following stockholder approval of the issuance of the senior convertible notes. The $62.5 million value of the senior convertible notes, which were due in October 2009, were in an amount equal to the aggregate principal amount of the senior notes for which the senior convertible notes were exchanged. In April 2005, the initial investors in the senior notes exercised their purchase option and acquired an additional $12.5 million of the senior convertible notes with identical terms.

The senior convertible notes were convertible into shares of common stock at the option of the holder at a conversion rate of $2.50 per share. The Company was also able to elect to automatically convert in any calendar quarter up to twenty-five percent of the principal amount of the senior convertible notes into shares of its common stock if certain trading thresholds were met. When the investors voluntarily converted the senior convertible notes and when the Company effected an auto-conversion of the senior convertible notes, the Company made additional payments on the principal amount converted equal to three full years of interest, less any interest actually paid or provided for prior to the conversion date. In the case of a voluntary conversion by the investors, the Company was required to make this payment in cash. When the Company effected an auto-conversion, the Company elected to make the additional payment with shares of its common stock valued at 90% of the volume weighted average price of the stock for the 10 days preceding the automatic conversion date, in accordance with the provisions of the senior convertible notes.

Through September 30, 2005, investors had voluntarily converted $40.8 million of principal amount on the senior convertible notes into 16,360,000 shares of common stock and had received $6.8 million in cash related make-whole interest payments, which reduced the derivative liability. Through September 30, 2005, the Company had auto-converted the remaining principal amount of senior convertible notes into common stock. On June 27, 2005, the Company affected an auto-conversion of $18.8 million of principal amount on the senior convertible notes into 7,500,000 shares of common stock and issued 516,674 shares of common stock as make-whole interest payments, in accordance with the auto-conversion terms in the

ViroPharma Incorporated

Notes to the Unaudited Consolidated Financial Statements (continued)

indenture. The make-whole payment reduced the derivative liability by $3.1 million, which represented the cash value of the make-whole payment, and increased interest expense by $0.6 million, which represents the beneficial conversion feature. The beneficial conversion feature is the result of the fair value of the 516,674 shares of common stock on the commitment date exceeding the stock value as defined by the auto-conversion provisions. On July 12, 2005, the Company affected an auto-conversion of $15.4 million of principal amount on the senior convertible notes into 6,140,000 shares of common stock and issued 381,831 shares of common stock as make-whole interest payments, in accordance with the auto-conversion terms summarized above. The make-whole payment eliminated the derivative liability, which represented the cash value of the make-whole payment provision, and increased interest expense by approximately $0.9 million, which represented the beneficial conversion feature. The beneficial conversion feature is the result of the fair value of the 381,831 shares of common stock on the commitment date exceeding the stock value as defined by the auto-conversion provisions. In addition, a portion of the discount on debt of $1.0 million was reduced through additional paid-in capital.

In accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, the make-whole provision contained in the senior convertible notes is not clearly and closely related to the characteristics of the senior convertible notes. Accordingly, the make-whole provision is an embedded derivative instrument and is required by SFAS No. 133 to be accounted for separately from the debt instrument. As a result, the Company recorded an $8.6 million derivative liability, which was the fair value based on a Monte Carlo simulation at the time of issuance. The $8.6 million includes $7.9 million upon the conversion of the senior notes into senior convertible notes in January 2005 and $0.7 million upon exercise of the initial investors purchase option in April 2005. Consistent with the Company’s policy, this liability was reduced for interest payments on conversions during 2005 and eliminated the liability as of July 12, 2005, after which the senior convertible notes were no longer outstanding. Prior to June 30, 2005, changes in the fair value of the derivative liability were measured using a Monte Carlo simulation model and are recorded as change in fair value of derivative liability in the consolidated statement of operations. The change in fair value of derivative liability recorded in the statement of operations was a loss of $4.0 million for the nine months ended September 30, 2005.

The discount on debt of $8.6 million, resulting from the recording of the derivative liability, was accreted over the life of the senior convertible notes, which was recorded as additional interest expense of $0.7 million for the nine months ended September 30, 2005. The discount on debt has been reduced through additional paid-in capital by $7.9 million to reflect the conversions of $75.0 million of senior convertible notes to common stock.

ViroPharma Incorporated

Notes to the Unaudited Consolidated Financial Statements (continued)

(8) Restructuring

2005 Actions

There were no restructuring actions in the first nine months of 2005.

2004 Actions

In January 2004, the Company announced that it had restructured its organization to focus its resources on the advancement and development of later stage products. As a result of this restructuring, the Company reduced its workforce by 70% from December 2003 levels. This reduction was the result of the Company discontinuing its early stage activities, including discovery research and most internal preclinical activities, and reductions in clinical development and general and administrative personnel. During the first nine months of 2004, the Company included $9.2 million of severance and asset impairment costs related to this restructuring in its loss from continuing operations. The following table reflects the charges recorded during the nine months ended September 30, 2004:

(in thousands)	Research and Development	G&A	Total
Severance	$3,579	$922	$4,501
Asset impairments	—	5,169	5,169
Additional proceeds from the sale of unused fixed assets	—	(422)	(422)

Total	$3,579	$5,669	$9,248

During the third quarter of 2004, the restructuring charge was adjusted. The balance of all restructuring obligations was paid by the end of 2004. Therefore, as of December 31, 2004 and September 30, 2005, no restructuring accrual remained.

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

After this lease termination, the Company continues to lease 33,000 square feet in a facility located in Exton, Pennsylvania for its marketing, development and corporate activities under an operating lease expiring in 2017 with $8.3 million of remaining future rental obligations.

ViroPharma Incorporated

Notes to the Unaudited Consolidated Financial Statements (continued)

(10) Earnings per share

(in thousands, except per share data)	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Basic Earnings Per Share
Net income (loss)	$18,652	$(3,331)	$41,007	$(25,325)
Common stock outstanding	57,015	26,612	39,020	26,530

Basic net income (loss) per share	$0.33	$(0.13)	$1.05	$(0.95)

Diluted Earnings Per Share
Net income (loss)	$18,652	$(3,331)	$41,007	$(25,325)
Add interest expense on senior convertible notes	31	—	2,641	—

Diluted net income (loss)	$18,683	$(3,331)	$43,648	$(25,325)

Common stock outstanding	57,015	26,612	39,020	26,530
Add shares on senior convertible notes	801	—	16,571	—
Add “in-the-money” stock options	1,981	—	1,345	—

Common stock assuming conversion and stock option exercises	59,797	26,612	56,936	26,530

Diluted net income (loss) per share	$0.31	$(0.13)	$0.77	$(0.95)

Diluted net loss per share of $0.13 and $0.95 for the three and nine months ended September 30, 2004, respectively, is calculated using basic common shares outstanding since including potential common shares would be anti-dilutive. The potential common shares from the subordinated convertible notes of approximately 1 million for the nine-months ended September 30, 2005, were excluded from the calculations as their effect would be anti-dilutive. In addition, the following common shares that are associated with stock options were excluded from the calculations as their effect would be anti-dilutive:

(in thousands)	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Common Shares Excluded	657	3,009	1,199	3,009

ViroPharma Incorporated

Notes to the Unaudited Consolidated Financial Statements (continued)

(11) Supplemental Cash Flow Information

(in thousands)	Nine months ended September 30,
	2005	2004
Supplemental disclosure of non-cash transactions:
Non-cash conversion of senior convertible notes, net of non-cash costs of $11,218	$63,781	$—
Non-cash debt discount upon issuance of senior convertible notes	8,587	—
Non-cash conversion of senior notes to senior convertible notes	62,500	—
Non-cash increase to intangible assets for Vancocin obligation to Lilly	7,561	—
Issuance of stock for make-whole payments on auto conversions	5,649	—
Non-cash interest expense for beneficial conversion on make-whole payments	1,489	—
Write-off of accrued interest to additional paid-in capital for auto conversions	766	—
Stock received from sale of Bio-defense assets	—	1,015
Unrealized losses on available for sale securities	421	187

Supplemental disclosure of cash flow information:
Cash paid for interest	$7,290	$7,674
Cash paid for taxes	500	—

(12) Subsequent Event

On November 2, 2005, the Company and Eli Lilly and Company (“Lilly”) amended the terms of the manufacturing agreement related to the manufacture of Vancocin capsules. The original agreement, which was entered on November 9, 2004, provided that Lilly would continue to supply Vancocin capsules to the Company until the earlier of the qualification of the third party supply chain or the expiration of the term of the manufacturing agreement. The amendment increases the amount of Vancocin that Lilly will supply to the Company during 2005 and early 2006, and ensures that Lilly will continue to supply the Company with Vancocin until at least September 30, 2006. That date will be extended to a later date if the third party supply chain is not qualified by September 30, 2006. If Lilly supplies to the Company the full amount of increased product volume, the Company will pay Lilly up to $4.5 million in addition to the original contract price for the additional units in 2005 and early 2006.

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

During both the quarter and nine months ended September 30, 2005, we were profitable from operations, and ended the periods with $65.2 million in cash, cash equivalents and short-term investments. The third quarter represents the fourth consecutive quarter during which we were profitable and the third quarter in our history that we were profitable as a result of product sales.

During 2005, we reduced our debt by $116.2 million to an outstanding balance of $86.7 million at September 30, 2005. We have an accumulated deficit of $236.1 million at September 30, 2005. Historical losses have resulted principally from costs incurred in research and development activities, write-off of acquired technology rights, general and administrative expenses, interest payments on our outstanding debt and sales and marketing expenses. We have financed our operations since inception in December 1994 primarily from equity and debt financing, funding pursuant to collaborative and partnering agreements and, since November 2004, revenues from sales of Vancocin. We may incur additional net losses in future periods and may require additional financing by 2007 when our subordinated convertible notes mature.

Strategic Direction

Our strategic direction is focused on building specific franchises through the marketing of Vancocin, our development programs, and expanding our product portfolio through the acquisition of complementary clinical development stage or commercial product opportunities.

We are currently building two franchises. We are focusing on transplant and hospital settings and hepatologists and gastroenterologists, using Vancocin and our two core clinical programs in CMV infections related to hematopoietic stem cell/bone marrow transplantation, and HCV infection, as foundations for that effort. To expand further our product portfolio, we plan to seek additional products for diseases treated by our target audience of physician specialists and physicians in hospital settings to complement the markets that we hope our CMV and HCV programs will serve. To build these franchises we are:

•	focusing on the development of our two current core clinical programs;

•	marketing Vancocin; and

•	exploring opportunities to expand our pipeline and product portfolio.

Executive Summary

During the third quarter of 2005, we experienced the following:

Business Developments

•	A phase 2 clinical trial in the CMV program was ongoing.

•	Initiated dosing in a phase 1 clinical trial in the CMV program.

•	A phase 1b proof of concept dose ranging clinical trial in the HCV program was ongoing.

Operating Results

•	Increased demand of Vancocin due to increased prescriptions for the three and nine month periods ended September 30, 2005, as compared to the same periods in 2004.

•	Realized effects of a price increase beginning in September 2005.

Liquidity

•	Eliminated our senior convertible notes as a result of auto-converting the remaining $15.4 million in principal that was outstanding as of June 30, 2005.

•	Generated net cash by operating activities.

Business Developments

Development Programs

We have two core and one non-core product development programs. Our core programs target: (1) CMV with an initial focus on CMV infections in recipients of hematopoietic stem cell / bone marrow transplants, and (2) HCV. These programs are within the transplant and hospital settings, or focus on diseases treated by hepatologists and gastroenterologists, and are at the center of our strategic focus. The non-core development program targets picornaviruses with intranasal pleconaril and has been licensed to Schering-Plough.

The following chart generally describes our clinical development programs:

Product Candidate	Program / Indication	Development Status	ViroPharma Commercialization Rights
Maribavir	CMV	Phase 2	Worldwide, other than Japan

HCV-796	HCV	Phase 1b	Co-promotion rights in the United States and Canada with Wyeth

Intranasal pleconaril	Common Cold and Asthma Exacerbations	Phase 2	Licensed to Schering-Plough

CMV program

As of September 30, 2005, we have completed three phase 1 clinical trials with maribavir to evaluate the potential for drug interactions and to evaluate the pharmacokinetics of maribavir in subjects with renal impairment; we have completed dosing in a phase 1 clinical trial to evaluate the pharmacokinetics of maribavir in subjects with hepatic impairment; and we have initiated dosing in a phase 1 clinical trial to evaluate the relative bioavailability of different tablet formulations. A phase 2 clinical trial with maribavir for the prevention of CMV infections in allogeneic stem cell transplant patients, which was initiated in mid-2004, is ongoing. We expect to complete enrollment in our phase 2 clinical trial in the fourth quarter of 2005 and to have preliminary data from our phase 2 clinical trial by the end of the first quarter of 2006. If these data are supportive, we plan to initiate phase 3 clinical trials in mid-2006.

HCV program

In the first quarter of 2005, we, with our partner Wyeth, completed a phase 1 clinical trial with HCV-796 in healthy subjects. In the second quarter of 2005, we and Wyeth initiated a phase 1b proof of concept dose ranging clinical trial with HCV-796 in hepatitis C infected patients, with the objectives of collecting safety, pharmacokinetic and antiviral activity data. This phase 1b trial was ongoing in the third quarter of 2005, and we expect to have results in the fourth quarter of 2005. If the data are supportive, we plan to begin phase 2 clinical trials with HCV-796 in mid-2006.

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

Recent Transactions

Vancocin Capsules

In November 2004, we acquired all rights in the United States and its territories to manufacture, market and sell Vancocin, the oral capsule formulation of vancomycin hydrochloride, as well as rights to certain related vancomycin products, from Lilly. Vancocin is a potent antibiotic approved by the Food and Drug Administration (FDA) to treat antibiotic-associated pseudomembranous colitis caused by C. difficile and enterocolitis caused by Staphylococcus aureus including methicillin-resistant strains. Lilly retained its rights to vancomycin outside of the United States and its territories.

We paid Lilly an upfront cash payment of $116.0 million. In addition, we will pay Lilly additional amounts based on annual net sales of Vancocin as set forth below:

2005	50% payment on net sales between $44-65 million
2006	35% payment on net sales between $46-65 million
2007	35% payment on net sales between $48-65 million
2008 through 2011	35% payment on net sales between $45-65 million

No additional payments are due to Lilly on net sales below or above the net sales levels reflected in the above table. We will account for the future additional payments as contingent consideration and will record an adjustment to the carrying amount of the related intangible asset and a cumulative adjustment to the intangible amortization upon achievement of the related sales milestones. Accordingly, during the second and third quarters of 2005, additional payments of $2.9 million and $7.6 million, respectively, became due to Lilly. During the third quarter of 2005 we paid Lilly $2.9 million related to these liabilities and will pay Lilly $7.6 million during the fourth quarter of 2005. As of September 30, 2005, we surpassed the maximum level as set forth in the table above. Accordingly, we have no further potential liability from additional payments on net sales to Lilly for 2005. See Note 5 of the Unaudited Consolidated Financial Statements for additional information on the intangible asset and amortization.

In the event we develop any product line extensions, revive discontinued vancomycin product lines (injectable or oral solutions), make improvements of existing products, or expand the label to cover new indications, Lilly would receive a royalty on net sales on these additional products for a predetermined time period.

In connection with the acquisition, we entered into a transition services agreement with Lilly. The transition period ended in January 2005 when we assumed responsibility for product inventory, warehousing, management services and distribution of the Vancocin brand in the United States. We also entered into a supply agreement with Lilly for the manufacture and supply of the active pharmaceutical ingredient (API) of Vancocin as well as the Vancocin finished product for an agreed upon time period. The process of qualifying a third party supply chain is now ongoing. In November 2005, we amended our manufacturing agreement with Lilly to, among other things, increase the amount of Vancocin that Lilly will supply to us during 2005 and early 2006, and ensure that Lilly continues to supply us with Vancocin until at least September 30, 2006. That date will be extended to a later date if the third party supply chain is not qualified by September 30, 2006. If Lilly supplies to us the full amount of increased product volume, we will pay Lilly up to $4.5 million in addition to the original contract price for those additional units. These additional payments will increase our cost of sales for these specific units.

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

Results of Operations

Quarter and Nine-Months ended September 30, 2005 and 2004

Overview

(in thousands)	Three-months ended September 30,		Nine-months ended September 30,
	2005	2004	2005	2004
Net product sales	$35,657	$—	$85,536	$—
Total revenues	$35,798	$398	$91,959	$3,900

Net income (loss)	$18,652	$(3,331)	$41,007	$(25,325)
Net income (loss) per share:
Basic	$0.33	$(0.13)	$1.05	$(0.95)
Diluted	$0.31	$(0.13)	$0.77	$(0.95)

The increases in net income were due primarily to net sales of Vancocin, represented in net product sales, offset by the change in the fair value of the derivative liability related to the make-whole provision of our previously outstanding senior convertible notes and increased interest expense. Operating results in the nine-month period of 2005 were also impacted by $6.0 million in revenue from the sale of inventory to Schering-Plough pursuant to our 2004 license agreement, while the 2004 nine-month period includes $9.2 million related to costs from our January 2004 restructuring.

Revenues

Revenues consisted of the following:

(in thousands)	Three-months ended September 30,		Nine-months ended September 30,
	2005	2004	2005	2004
Net product sales	$35,657	$—	$85,536	$—
License fees and milestones	141	374	6,423	2,926
Grant and other revenues	—	24	—	974

Total revenues	$35,798	$398	$91,959	$3,900

Revenue—Vancocin product sales

In 2005, we recognized net sales of Vancocin. In the first nine-months of 2004, we had no comparable sales as we acquired Vancocin in November 2004. The factors contributing to net sales of Vancocin in the third quarter of 2005 include a 36% increase in prescriptions, as reported by a third-party, over the third quarter of 2004 and the realization of the sales price increases announced in December 2004, March 2005 and August 2005. The first nine-months of 2005 were impacted by price increases and a 33% increase in prescriptions, as reported by a third-party, over the first nine-months of 2004. Additionally, we believe the nine-months results were affected by wholesaler inventory restocking to normal levels during the first quarter of 2005, resulting from product allocation during the third and fourth quarters of 2004.

Net product sales for the third quarter 2005 increased 24% over the second quarter of 2005. This increase was due to three factors: the impact of the price increases effected during the second and third quarters of 2005; the fact that in the third quarter, the higher priced presentation of Vancocin represented a greater percentage of total units sold than in the preceding quarter; and an increase within estimated normal levels of wholesaler inventory at the end of the period. Additionally, prescriptions in the third quarter remained relatively flat from the second quarter of 2005, decreasing 3 percent. We can not predict future prescription demand with any certainty. There were no comparable net sales in the three-months ended September 30, 2004, as the Company acquired Vancocin from Eli Lilly and Company in November 2004.

During a portion of the quarter ended March 31, 2005, Vancocin was sold under our transition services agreement with Lilly, who represented our only customer during the transition period. The transition agreement was terminated in January 2005, and upon the termination, we began selling directly to wholesalers. Approximately 95% of our sales are to three wholesalers. Vancocin product sales are influenced by prescriptions and wholesaler forecasts of prescription demand, which could be at different levels from period to period. As of September 30, 2005, we have reviewed net sales under our revenue recognition policy and believe that they are appropriately recorded and no deferrals are necessary. This review also resulted in our determination that the estimated inventory held at the end of September 2005 by the three largest wholesalers was within a normal range for Vancocin.

Revenue—License fee and milestone revenue

License fee and milestone revenue primarily includes the following:

•	Advanced payments from Schering-Plough of $0.3 million and $2.5 million in the third quarter of 2004 and first nine-months of 2004, respectively.

•	The sale of inventory for $6.0 million pursuant to the terms of our license agreement with Schering-Plough for intranasal pleconaril in the first nine-months of 2005.

•	Amortization of payments received under our agreement with Wyeth of $0.1 million for the quarterly periods and $0.4 million for the nine-month periods in both 2004 and 2005.

Revenue—Grant and other revenue

For the three and nine months ended September 30, 2005, we recognized no grant and other revenue. During 2004, $0.7 million is included in grant and other revenue for the nine-months of 2004, that relate to amounts agreed to be paid under our agreement with Schering-Plough that had no comparable payments in 2005. The nine-month period ended September 30, 2004 included $0.3 million in grant payments under contracts that were transferred to a third party during 2004.

Cost of sales and gross margin

(in thousands)	Three-months ended September 30,		Nine-months ended September 30,
	2005	2004	2005	2004
Net product sales	$35,657	$—	$85,536	$—
Cost of sales	5,010	—	13,054	—

Gross margin	$30,647	$—	$72,482	$—

Vancocin cost of sales include the cost of materials and distribution costs. We had no cost of sales in the 2004 periods as we acquired Vancocin in November 2004. Our gross margin rate (net product sales less cost of sales as a percent of net product sales) for Vancocin increased in the third quarter of 2005 to 86% from 85% in the second quarter of 2005, which is primarily the result of our price increase effective in September 2005 and resulted in an 85% gross margin rate for the nine-months ended September 30, 2005.

Our cost to acquire Vancocin may be higher if we experience the need for increased production volumes above previously estimated amounts. To the extent that production levels increase or decrease after the manufacturing of Vancocin has been transitioned from Lilly to third parties, we anticipate that the unit cost to manufacture Vancocin may decrease or increase, respectively. As a result, we would expect the cost of product sales of Vancocin, and accordingly, gross margin percentage, to fluctuate from period to period after the transition to third parties. Also, as part of our November 2005 amendment of our manufacturing agreement with Lilly, we increased the amount of Vancocin that Lilly will supply to us through 2005 and early 2006. If Lilly supplies to us the full amount of increased product volume, we will pay Lilly up to $4.5 million in addition to the original contract price for those additional units. These additional payments will increase our cost of sales for these specific units.

In January 2005, our transition services agreement with Lilly ended and we engaged a third party to manage our warehousing and inventory program and to handle fulfillment of customer orders. We anticipate that our gross margins will improve upon completion of the transition to the third party contract manufacturing supply chain. Additionally, if we enter into fee-for-service agreements with wholesalers in future periods, the fees would negatively impact our gross margins.

Research and development expenses

For each of our research and development programs, we incur both direct and indirect expenses. Direct expenses include third party costs related to these programs such as contract research, consulting, cost sharing payments or receipts, and preclinical and development costs. Indirect expenses include personnel, facility, and other overhead costs.

Research and development expenses were divided between our research and development programs in the following manner:

	Three-months ended September 30,		Nine-months ended September 30,
(in thousands)	2005	2004	2005	2004
Direct—Core programs
CMV	$1,302	$781	$3,935	$2,012
HCV	—	332	91	736
Direct—Non-core programs
Common cold	—	(594)	22	214
Indirect
Development	1,223	1,397	3,637	6,986
Discovery research	—	37	—	3,418

Total	$2,525	$1,953	$7,685	$13,366

Direct—Core Programs

Related to our CMV program, during the quarter and nine months ended September 30, 2005, we were conducting one phase 2 clinical study involving CMV-seropositive subjects who have undergone allogeneic stem cell transplantation and were collecting or analyzing data from several phase 1 clinical trials with maribavir (to evaluate the potential for drug interactions, pharmacokinetics in subjects with renal or hepatic impairment, and the evaluation of different tablet formulations). During the periods ended September 30, 2004, our activities included the initiation of two phase 1 trials with maribavir to evaluate possible drug interactions and to evaluate the pharmacokinetics of maribavir in subjects with renal impairment, and initiated a phase 2 clinical trial with maribavir for prevention of CMV infections in allogeneic stem cell transplant patients.

Related to our HCV program, during the periods ended September 30, 2005, costs include payments to Wyeth made in accordance with our cost-sharing arrangement. During the first three quarters of 2005, we initiated phase 1 clinical trials with our HCV compound, HCV-796, for which Wyeth pays 80% of the costs. In addition, during the quarter ended March 31, 2005, we halted development on our former HCV lead product candidate, HCV-086. During the quarter and nine months ended September 30, 2004, the primary drivers of these costs were phase 1 clinical trials for HCV-086.

Direct—Non-Core Programs

In the quarter and nine months ended September 30, 2005, we incurred minimal direct costs related to our common cold program. In 2004, all non-core program direct expenses were related to the completion of phase 1 clinical trials with the intranasal formulation of pleconaril, which was our only active product candidate in our non-core programs. The $0.6 million net credit in the third quarter resulted from a settlement of a disputed accounts receivable for shared development expenses for oral formulation of pleconaril. In November 2004, Schering-Plough assumed responsibility for all future development and commercialization of pleconaril.

Indirect Expenses

The decrease in indirect development activities was due primarily to the reduction of headcount and costs that resulted from the January 2004 restructuring.

We had no discovery research costs in 2005 as we exited these activities in our January 2004 restructuring. In 2004, our indirect expenses related to our discovery research activities also included $1.9 million in costs related to the January 2004 restructuring.

Marketing, general and administrative expenses

Marketing, general and administrative (MG&A) expenses increased for the quarter and decreased for the nine-months ended September 30, 2005 compared to the same periods in 2004. MG&A expenses for the third quarter were $2.9 million in 2005 compared to $1.8 million in 2004 and for the nine-months were $7.4 million in 2005 compared to $12.3 million in 2004. The $1.1 million increase for the third quarter 2005 was primarily due to additional marketing expenses related to Vancocin for which there were no marketing expenses in the third quarter 2004. The $4.9 million decrease for the nine months ended September 30, 2005 was primarily due to $5.9 million of costs related to the January 2004 restructuring, $0.6 million of second quarter 2004 costs related to our terminated bond offering and reduced facility costs, partially offset by increased personnel and commercial related expenses during 2005.

Intangible amortization and acquisition of technology rights

Intangible amortization was $1.5 million for the quarter and $3.9 million for the nine-months ended September 30, 2005. Intangible amortization is the result of the Vancocin product rights acquisition in the fourth quarter of 2004. We had a valuation study performed by a third party, based on information provided by management, to determine the allocation of the estimated purchase price of the Vancocin acquisition among the intangible assets acquired as well as their estimated amortization period.

On an ongoing periodic basis, we will evaluate the useful life of these intangible assets and determine if any economic, governmental or regulatory event has impaired the value of the assets or modified their estimated useful lives. As of September 30, 2005 there was no impairment of the carrying value of the intangible assets or change to the useful lives as estimated at the acquisition date.

To the extent that we incur an obligation to Lilly for additional payments on Vancocin sales, as described in our agreement with Lilly, we will account for any future payment to Lilly as a contingent consideration and will record an adjustment to the carrying amount of the related intangible asset and a cumulative adjustment to the intangible amortization upon achievement of the related sales milestones. In the third quarter of 2005 and nine month period ending September 30, 2005, we recorded $7.6 million and $10.5 million of contingent consideration, respectively, and recorded amortization adjustments totaling approximately $219,000 and $294,000, respectively. Contingent consideration and Lilly related additional payments are more fully described under “Contracts” above and in Note 5 of the Unaudited Consolidated Financial Statements.

Other Income (Expense)

Change in fair value of derivative liability

Based upon relevant information available, we estimated the fair value of the make-whole provision contained within our senior notes using a Monte Carlo simulation model to be $8.6 million, which included $7.9 million at the time of conversion of the senior notes into senior convertible notes in January 2005 and $0.7 million upon exercise of the initial investors’ purchase option in April 2005. This fair value of the make-whole provision, which was recorded as a derivative liability, was adjusted quarterly for changes in fair value during the periods that the senior convertible notes were outstanding, with the corresponding charge or credit to change in fair value of derivative liability. These adjustments resulted in a loss on the change in fair value of derivative liability of $4.0 million for the nine-months ended September 30, 2005. Since the derivative liability was adjusted to the anticipated liability as of June 30, 2005, there were no changes in fair value of derivative liability reported on the consolidated statement of operations during the third quarter of 2005. On July 12, 2005, we exercised our right to automatically convert the remaining $15.4 million principal amount of the senior convertible notes into shares of common stock.

Net gain on bond repurchase

We recorded a $1.2 million net gain on the bond repurchase related to the repurchase of $41.2 million of subordinated convertible notes in the second quarter of 2005 for $39.8 million. The net gain is comprised of the gross gain of $1.4 million less the write-off of $0.2 million of deferred finance costs.

Interest Income

Interest income for the quarters ended September 30, 2005 and 2004 was $0.4 million and $0.3 million, respectively, and for the nine-months ended September 30, 2005 and 2004 was $0.9 million and $1.0 million, respectively. Interest income has not fluctuated materially as interest rate increases have offset our lower invested balances.

Interest Expense

(in thousands)	Three-months ended September 30,		Nine-months ended September 30,
	2005	2004	2005	2004
Interest expense on notes	$1,303	$1,919	$6,830	$5,756
Amortization of finance costs	89	151	863	452
Amortization of debt discount	—	—	697	—
Beneficial conversion feature	932	—	1,489	—
Other interest	7	3	20	20

Interest Expense	$2,331	$2,073	$9,899	$6,228

Interest expense on notes includes interest on all our notes outstanding and increased over 2004 due to additional principal amounts outstanding during the periods. Amortization of finance costs and debt discount in 2005 relates primarily to the senior convertible notes issued in January and April 2005. The beneficial conversion feature related to the automatic conversions in June and July 2005 and is the result of the fair value of the shares of common stock on the commitment date exceeding the stock value as defined by the auto-conversion provisions. See Note 7 of the Unaudited Consolidated Financial Statements regarding the automatic conversion.

Income Tax Expense

We recorded a $3.3 million income tax expense in the third quarter of 2005 and $7.1 million in income tax expense for the nine months ended September 30, 2005, which is based on a combined federal and state estimated annual effective tax rate of 15%. This accrual was based on our anticipated taxable income for 2005 and includes the utilization of a portion of our available net operating loss and credit carryforwards. We based our estimate of available net operating loss and credit carryforwards on a preliminary study by a third party which it anticipates to finalize in 2005. This preliminary study indicates that, assuming we continue to be profitable, we should be able to utilize all carryforwards over future years, but with annual limitations. We believe that taxable income will exceed available carryforwards for 2005.

We will continue to evaluate the realizability of our deferred tax assets and liabilities, and will adjust such amounts in light of changing facts and circumstances, including but not limited to future projections of taxable income, tax legislation, rulings by relevant tax authorities and the progress of ongoing tax audits. Should we reduce the valuation allowance of deferred tax assets a current year tax benefit will be recognized. Future periods would then include taxes at a higher rate than the effective rate for 2005. For further discussion see Note 6 of the Unaudited Consolidated Financial Statements regarding income taxes.

Liquidity

We expect that our near term sources of revenue will arise from Vancocin product sales and milestone and license fee payments that we may receive from Wyeth and Schering-Plough if agreed upon events under our agreements with each of these companies are achieved. However, we cannot predict what the actual sales of Vancocin will be in the future, and there are no assurances that the events that require payments to us under the Wyeth and Schering-Plough arrangements will be achieved. In addition, demand for Vancocin has exceeded our estimates, and there are no assurances that such demand will continue.

For 2004, we funded the $116.0 million purchase price for the Vancocin acquisition through the use of $53.5 million from our cash reserves and $62.5 million of gross proceeds from the issuance of $62.5 million aggregate principal amount of senior notes and warrants to purchase 5.0 million shares of our common stock. The senior notes and the warrants were automatically exchanged for 6% senior convertible notes following stockholder approval of the issuance of the senior convertible notes on January 19, 2005. In April 2005, the initial investors in the senior notes exercised their purchase option and acquired an additional $12.5 million of the senior convertible notes with identical terms. Through September 30, 2005, the entire principal balance of the senior convertible notes was converted into common stock. For more information regarding the senior convertible notes, see Note 5 of the Unaudited Consolidated Financial Statements.

We anticipate that revenues from Vancocin will continue to generate positive cash flow and should allow us to fund substantially all of our ongoing development and other operating costs for the foreseeable future. At September 30, 2005, we had cash, cash equivalents and short-term investments of $65.2 million. Also, at September 30, 2005, the annualized weighted average nominal interest rate on our short-term investments was 3.3%.

Overall Cash Flows

During the nine months ended September 30, 2005, we generated $51.8 million of net cash from operating activities, primarily from net income resulting from product sales of Vancocin and $6.0 million from the sale of inventory to Schering-Plough, offset by $6.8 million in cash payments related to the make-whole provisions on the senior convertible notes. We also received $16.5 million from investing activities, primarily from the release of $9.0 million of restricted investments. For the nine months ended September 30, 2005, we used $27.5 million in financing activities, primarily related to $39.8 million for the repurchase of subordinated convertible notes, offset by $11.7 million of net proceeds from the issuance of senior convertible notes.

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

Operating Cash Outflows

The cash flows we have used in operations historically have been applied to research and development activities, marketing and business development efforts, general and administrative expenses, and servicing our debt. Bringing drugs from the preclinical research and development stage through phase 1, phase 2, and phase 3 clinical trials and FDA approval is a time consuming and expensive process. Because our product candidates are currently in the clinical stage of development, there are a variety of events that could occur during the development process that will dictate the course we must take with our drug development efforts and the cost of these efforts. As a result, we cannot reasonably estimate the costs that we will incur through the commercialization of any product candidate. Nonetheless, we expect to spend between $11.0 million and $13.0 million in 2005 in our drug development efforts and the most significant uses of our near-term operating development cash outflows are as described below.

For each of our development programs, we incur both direct and indirect expenses. Direct expenses include third party costs related to these programs such as contract research, consulting, cost sharing payments or receipts, and preclinical and clinical development costs. Indirect expenses include personnel, facility, and other overhead costs.

Direct expenses—Core Development Programs

CMV program—From the date we in-licensed maribavir through September 30, 2005, we incurred $10.7 million of direct costs in connection with this program, including the acquisition fee of $3.5 million paid to GSK for the rights to maribavir in September 2003.

During the remainder of 2005, we expect maribavir-related activities to include completion of enrollment in the phase 2 study that we initiated during July 2004, as well as the continuation of a series of phase 1 clinical pharmacology studies to support subsequent phase 3 development. Depending on the outcome of the phase 2 study, additional clinical development activities may be pursued. The results of this phase 2 study will significantly impact the timing and the amount of expenses, including potential milestone payments to GSK, that we will incur related to this program in future periods. However, if our CMV program progresses into phase 3 clinical development in 2006, we expect our expenses in 2006 for this program to be substantially higher than in 2005. In addition, discussions with the FDA regarding these future studies may impact the timing, nature and cost of future planned studies. We are solely responsible for the cost of developing our CMV product candidate.

Should we achieve certain product development events, we are obligated to make certain milestone payments to GSK, the licensor of maribavir.

HCV program—From the date that we commenced predevelopment activities for compounds in this program that are currently active through September 30, 2005, we incurred $1.9 million in direct expenses for the predevelopment and development activities relating to such compounds. These costs are net of contractual cost sharing arrangements between Wyeth and us. Wyeth pays a substantial portion of the collaboration’s predevelopment and development expenses.

During the remainder of 2005 the planned activities include activities to conduct phase 1 clinical trials with HCV-796, our HCV product candidate. The results of the planned studies, along with other predevelopment activities performed during the year, will significantly impact the timing and amount of expenses we will incur related to this program in future periods. In addition, discussions with the FDA regarding these future studies may impact the timing, nature and cost of future planned studies.

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

Direct Expenses—Non-Core Development Programs

Common Cold—From the date that we commenced predevelopment activities for the intranasal formulation of pleconaril through September 30, 2005, we incurred $1.9 million in direct expenses. We did not incur any significant additional direct expenses in connection with this program in 2005, nor will we in the future, as Schering-Plough has assumed responsibility for all future development and commercialization of pleconaril.

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

Business development activities

Through September 30, 2005, we paid an acquisition price of $116.0 million and incurred $2.0 million of fees and expenses in connection with the Vancocin acquisition and an acquisition fee of $3.5 million paid to GSK in 2003 for the rights to maribavir. During the third quarter of 2005, we paid Lilly $2.9 million related to additional purchase price consideration tied to product sales and will pay Lilly an additional $7.6 million related to the final additional purchase price payment for 2005 in the fourth quarter. See “Contracts” above and Note 5 of the Unaudited Consolidated Financial Statements.

In addition, we intend to seek to acquire additional products or product candidates. The costs associated with acquiring any additional product or product candidate can vary substantially based upon market size of the product, the commercial effort required for the product, the product’s current stage of development, and actual and potential generic and non-generic competition for the product, among other factors. Due to the variability of the cost of acquiring a product candidate, it is not feasible to predict what our actual acquisition costs would be, if any, however, the costs could be substantial.

Marketing, general and administrative activities

We expect to spend between $10 million and $12 million in cash on marketing, general and administrative activities in 2005.

Debt service requirements

Subordinated Convertible Notes

Annual interest payments on our outstanding $86.7 million principal amount of subordinated convertible notes total $5.2 million. In order to continue to improve our capital structure and reduce annual interest expense, we may from time to time purchase our subordinated convertible notes. During the nine months ended September 30, 2005, we used $39.8 million for the repurchase of $41.2 million principal amount of subordinated convertible notes. There can be no assurance that we will purchase or otherwise acquire additional subordinated convertible notes at prices favorable to us or at all. See Note 7 of the Unaudited Consolidated Financial Statements for additional information regarding our subordinated convertible notes.

Senior Convertible Notes

On July 12, 2005, the remaining senior convertible notes were converted into common stock and are no longer outstanding. See Note 7 of the Unaudited Consolidated Financial Statements for additional information regarding our senior convertible notes.

Contractual Obligations

Future contractual obligations and commercial commitments at September 30, 2005 are as follows:

(in thousands) Contractual Obligations	Total	Less than 1 Year	2-3 years	4-5 years	More than 5 years
Lilly additional payments (1)	$7,561	$7,561	$—	$—	$—
Long-term debt (2)	86,720	—	86,720		—
Minimum purchase requirements (3)	11,745	11,745	—	—	—
Operating leases (4)	8,363	662	1,328	1,327	5,046

Total	$114,389	$19,968	$88,048	$1,327	$5,046

(1)	This table does not include any milestone payments under our agreement with GSK in relation to our in-licensed technology, as the timing and likelihood of such payments are not known. Similarly, we have only included known additional payments due to Lilly in connection with the Vancocin acquisition, as the amount and timing of future additional payments are not determinable. Under the terms of the agreement with Lilly, Lilly is entitled to additional payments on net sales of Vancocin through 2011. The additional payments to be paid to Lilly are calculated as follows:

2005	50% payment on net sales between $44-65 million
2006	35% payment on net sales between $46-65 million
2007	35% payment on net sales between $48-65 million
2008 through 2011	35% payment on net sales between $45-65 million

No additional payments are due to Lilly on sales below or above the sales levels reflected in the above table. We will account for the future payments as contingent consideration and will record an adjustment to the carrying amount of the related intangible asset and a cumulative adjustment to the intangible amortization upon achievement of the related sales milestones. Accordingly, during the third quarter of 2005, additional payments of $7.6 million became due to Lilly, which will be paid in the fourth quarter of 2005.

In the event we develop any product line extensions, revive discontinued vancomycin product lines (injectable or oral solution), make improvements of existing products, or expand the label to cover new indications, Lilly would receive an additional royalty on net sales on these additional products for a predetermined time period.

(2)	Represents principal balances of $86.7 million for the subordinated convertible notes. On July 12, 2005, we auto-converted the remaining $15.4 million of senior convertible notes into common stock. See Note 7 of the Unaudited Consolidated Financial Statements.
(3)	Represents contractual commitment at September 30, 2005. As part of our manufacturing agreement with Lilly, as amended, we have certain minimum purchase requirements of Vancocin for a period of time less than one year, on a rolling basis. We are not contractually obligated to any amount of purchases past this time period, and cannot reasonably estimate the amount for which we may be obligated in the future. In addition, as a result of our November 2005 amendment to our manufacturing agreement with Lilly, we may pay up to $4.5 million in addition to the original contract price for additional inventory.
(4)	On April 7, 2005, we signed an agreement to terminate a lease on approximately 86,000 square feet of office and lab space, effective as of March 31, 2005, which we had used as our former headquarters. Prior to the termination, we had been obligated to the lease through March 31, 2008. In order to effect the termination, we paid a termination fee of $1.0 million and incurred $0.1 million in transaction costs. As a result of the termination, we will avoid payment of $3.4 million in rental obligations and operating expenses, net of the termination payment. No amounts are included in the table related to this lease.

We currently lease 33,000 square feet in a facility located in Exton, Pennsylvania for our marketing, development and corporate activities under an operating lease expiring in 2017 with $8.3 million in future rental obligations.

Operating leases also includes equipment leases of $0.1 million.

Capital Resources

We expect the cash, cash equivalents and short-term investments available at September 30, 2005, together with our expected operating cash flows from Vancocin sales, will be sufficient to fund our development, operating and debt service costs under our current business plan for the foreseeable future. Should we need financing, we would seek to access the public or private equity or debt markets, enter into additional arrangements with corporate collaborators to whom we may issue equity or debt securities or enter into other alternative financing arrangements that may become available to us. Our outstanding indebtedness may make it more difficult for us to raise additional financing.

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

Additional equity or debt financing, however, may not be available on acceptable terms from any source as a result of, among other factors, our operating results, our outstanding indebtedness, our inability to achieve regulatory approval of any of our product candidates, our inability to generate revenue through our existing collaborative agreements, and our inability to file, prosecute, defend and enforce patent claims and or other intellectual property rights. If sufficient additional financing is not available, we may need to delay, reduce or eliminate current development programs, or reduce or eliminate other aspects of our business.

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

During the transition period with Lilly, all our product sales of Vancocin were to Lilly who then sold primarily to wholesalers. The transition period ended in January 2005, and we now sell directly to wholesalers. Product revenue is recorded upon delivery to the customer, when title has passed. Product demand from wholesalers during a given period may not correlate with prescription demand for the product in that period. As a result, we periodically evaluate our estimate of the distributors’ inventory positions. If we believe these levels are too high based on prescription demand, we may either not accept purchase orders from or ship additional product to the distributor until these levels are reduced or defer recognition of revenue if we determine there is excess channel inventory for the product. From acquisition in November 2004 through September 30, 2005, we have not deferred any product sales. In addition, we establish provisions for sales discounts and estimates for chargebacks, rebates, damaged product returns, and exchanges for expired product at the time such revenue is recognized based on historical data for the product acquired from Lilly.

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

•	Long-lived Assets—We review our fixed and intangible assets for possible impairment whenever events occur or circumstances indicate that the carrying amount of an asset may not be recoverable. Assumptions and estimates used in the evaluation of impairment may affect the carrying value of long-lived assets, which could result in impairment charges in future periods. Such assumptions include projections of future cash flows in determining whether an impairment exists and in measuring the current fair value of the asset.

•	Stock Based Employee Compensation—We apply APB Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations (APB 25) in accounting for all stock-based employee compensation. We have elected to adopt only the disclosure provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” as amended (SFAS 123). Had we applied SFAS 123, our net income for the quarter and nine months ended September 30, 2005 would have decreased by approximately $0.6 million and $1.7 million, respectively, and our net loss for the quarter and nine months ended September 30, 2004 would have increased by approximately $0.7 million and $2.2 million, respectively.

•	Income Taxes—Our annual effective tax rate is based on expected pre-tax earnings, existing statutory tax rates, limitations on the use of tax credits and net operating loss carryforwards and tax planning opportunities available in the jurisdictions in which we operate. Significant judgment is required in determining our annual effective tax rate and in evaluating our 2005 tax position.

We will continue to evaluate the realizability of our tax assets and liabilities and will adjust such amounts in light of changing facts and circumstances, including but not limited to future projections of taxable income, tax legislation, rulings by relevant tax authorities and the progress of ongoing tax audits. Settlement of filing positions that may be challenged could impact the income tax position in the year of resolution. Our current tax liability is presented in the consolidated balance sheet within income taxes payable.

At December 31, 2004, we had $117.8 million of gross deferred tax assets, which included federal net operating loss (“NOL”) carryforwards of $60.7 million, capitalized research and development costs of $47.8 million and other items of $9.3 million. This asset is fully offset by a valuation allowance as our ability to general future taxable income is uncertain. In assessing the realizability of deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the period in which those temporary differences become deductible or the NOLs and credit carryforwards can be utilized. Although we have recorded income tax expense in the third quarter of 2005 based on anticipated 2005 taxable income, which includes the use of a portion of our NOL carryforwards, we have not recorded a deferred tax asset. When considering the reversal of the valuation, we consider the level of past and future taxable income, the utilization of the carryforwards and other factors. While we continue to study the utilization of our carryforwards, we are uncertain if all or a portion of the deferred tax asset will be realizable. Subsequent revisions to the estimated net realizable value of the deferred tax asset could cause our provision for income taxes to vary significantly from period to period. Should we reduce the valuation allowance of deferred tax assets, a current year tax benefit will be recognized. Future periods would then include taxes at a higher rate than the effective rate for 2005.

As our business evolves, we may face additional issues that will require increased levels of management estimation and complex judgments.

Recently Issued Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123R, Share-Based Payment, a revision to SFAS No. 123, Accounting for Stock-Based Compensation (SFAS 123R). This statement replaces SFAS 123 and supersedes APB 25. This statement establishes standards for the accounting for which an entity exchanges its equity instruments for goods or services. This statement also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. SFAS 123R will require us to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost shall be recognized over the period during which an employee is required to provide service in exchange for the award – the requisite service period (vesting period). The grant-date fair value of employee share options will be estimated using option-pricing models adjusted for the unique characteristics of those instruments. We must adopt SFAS 123R beginning no later than January 1, 2006. We are currently evaluating various implementation standards of SFAS 123R, including adoption methods and option pricing methodology. We expect that adoption of this statement will have a material impact on our consolidated financial statements. The pro forma impact on our net income (loss) for the quarters ended September 30, 2005 and 2004 of additional expense of $0.6 million and of $0.7 million, respectively and for the nine months ended September 30, 2005 and 2004 of additional expense of $1.7 million and of $2.2 million, respectively, may not be indicative of the results from the valuation methodologies ultimately adopted.

RISK FACTORS

We depend heavily on the continued sales of Vancocin.

If revenue from Vancocin materially declines, our financial condition and results of operations will be materially harmed because, other than potential royalties and milestone payments, sales of Vancocin may be our only source of revenue for at least the next several years.

Vancocin product sales could be adversely affected by a number of factors, including:

•	manufacturing or supply interruptions, which could impair our ability to acquire adequate supplies of Vancocin to meet demand for the product, and difficulties encountered in qualifying a third party supply chain;

•	changes in the prescribing or procedural practices of physicians in the areas of infectious disease, gastroenterology and internal medicine, including off-label prescribing of other products;

•	the development of competitive generic versions of oral Vancocin or new pharmaceuticals and technological advances to treat the conditions addressed by Vancocin;

•	decreases in the rate of infections for which Vancocin is prescribed;

•	decrease in the sensitivity of the relevant bacterium to Vancocin;

•	changes in terms required by wholesalers, including fee-for-service contracts;

•	marketing or pricing actions by one or more of our competitors;

•	our ability to maintain all necessary contracts or obtain all necessary rights under applicable federal and state rules and regulations;

•	the approval of legislative proposals that would authorize re-importation of Vancocin into the United States from other countries;

•	regulatory action by the FDA and other government regulatory agencies;

•	changes in the reimbursement or substitution policies of third-party payors or retail pharmacies; and

•	product liability claims.

We cannot assure you that revenues from the sale of Vancocin will remain at or above current levels. A decrease in sales of Vancocin could result in our inability to maintain profitability and could have a material adverse effect on our business, financial condition and results of operations.

Core patent protection for Vancocin has expired, which could result in significant competition from generic products and lead to a significant reduction in sales of Vancocin.

The last core patent protecting Vancocin expired in 1996. As a result, there is a potential for significant competition from generic products that would be designed to treat the same conditions addressed by Vancocin. Such competition could result in a significant reduction in sales of Vancocin. In order to continue to sell Vancocin at the quantity and price levels we are currently experiencing, we intend to rely on product manufacturing trade secrets, know-how and related non-patent intellectual property, confidentiality agreements with our employees, consultants, advisors, contractors and suppliers, which protect our intellectual property, and regulatory barriers to market entry that may discourage generic competitors from developing competing products. The effectiveness of these non-patent-related barriers to competition will depend primarily upon:

•	the nature of the market which Vancocin serves and the position of Vancocin in the market from time to time;

•	the growth of the market which Vancocin serves;

•	our ability to protect Vancocin know-how as a trade secret;

•	the complexities and economics of manufacture of a competitive product; and

•	the current or future regulatory approval requirements for any generic applicant.

We cannot assure you that generic competitors will not take advantage of the absence of patent protection for Vancocin to attempt to develop a competing product. If a generic competitor were to formulate a competing product that was approved by the FDA and that gained market acceptance, it would have a material adverse effect on our revenues from the sales of Vancocin and on our business.

We do not know whether Vancocin will continue to be competitive in the markets which it serves.

We currently generate revenues from sales of Vancocin in the United States for the treatment of antibiotic-associated pseudomembranous colitis caused by Clostridium difficile, or C. difficile, and enterocolitis caused by Staphylococcus aureus, including methicillin-resistant strains. Vancocin sales for treatment of antibiotic-associated pseudomembranous colitis caused by C. difficile have increased over the past 12 months; however, Vancocin’s share of the U.S. market for this indication may decrease due to competitive forces and market dynamics. Metronidazole, a generic product, is regularly prescribed to treat C. difficile-associated disease at costs which are substantially lower than for Vancocin. In addition, products which are currently marketed for other indications by other companies may also be prescribed to treat this indication. Other drugs that are still in development by our competitors, including Genzyme Corporation, Oscient Pharmaceuticals and Optimer Pharmaceuticals, could be found to have competitive advantages over Vancocin. Approval of new products, or expanded use of currently available products, to treat C. difficile-associated disease, and particularly severe disease caused by C. difficile infection, could materially and adversely affect our sales of Vancocin.

We rely on a single third party to perform the distribution and logistics services for Vancocin.

We rely on a single third party to provide all necessary distribution and logistics services with respect to our sales of Vancocin; including warehousing of finished product, accounts receivable management, billing, collection and recordkeeping. If the third party ceases to be able to provide us with these services, or does not provide these services in a timely or professional manner, it could significantly disrupt our commercial operations, and may result in our not achieving the sales of Vancocin that we expect. Additionally, any interruption to these services could cause a delay in delivering product to our customers, which could have a material adverse effect on our business.

The third party service provider stores and distributes our products from a single warehouse located in the central United States. A disaster occurring at or near this facility could materially and adversely impact our ability to supply Vancocin to our wholesalers which would result in a reduction in revenues from sales of Vancocin.

Our sales are mainly to a limited number of pharmaceutical wholesalers, and changes in terms required by these wholesalers or disruptions in these relationships could result in us not achieving the sales of Vancocin that we expect.

Approximately 95% of our Vancocin sales are to the three largest pharmaceutical wholesalers. If any of these wholesalers ceases to purchase our product for any reason, then unless and until the remaining wholesalers increase their purchases of Vancocin or alternative distribution channels are established:

•	our commercial operations could be significantly disrupted;

•	the availability of Vancocin to patients could be disrupted; and

•	we may not achieve the sales of Vancocin that we expect which could decrease our revenues and potentially effect our ability to maintain profitability.

We are aware that wholesalers have, in the past, entered into fee-for-service agreements with pharmaceutical companies in connection with the distribution of their products. Although we do not currently have such agreements in place with our wholesalers, our entering into fee-for-service arrangements with wholesalers could result in higher costs to us and adversely affect our product margins. Additionally, we do not require collateral from our wholesalers but rather maintain credit limits and as a result we have an exposure to credit risk in our accounts receivable. The highest account receivable we have experienced from any one wholesaler was approximately $10 million and we anticipate that this amount could increase if Vancocin sales continue to increase. While we have experienced prompt payment by wholesalers and have not had any defaults on payments owed, a default by a large wholesaler could have a material adverse effect on our revenues and our earnings.

If our supplies of Vancocin finished product or any other approved products are interrupted or if we are unable to acquire adequate supplies of Vancocin or any other approved products to meet increasing demand for the products, our ability to maintain our inventory levels could suffer and future revenues may be delayed or reduced.

We will try to maintain Vancocin inventory levels to meet our current projections, plus a reasonable stock in excess of those projections. Any interruption in the supply of Vancocin finished products could hinder our ability to timely distribute Vancocin and satisfy customer demand. If we are unable to obtain adequate product supplies to satisfy our customers’ orders, we may lose those orders, our customers may cancel other orders, and they may choose instead to stock and purchase competing products. This in turn could cause a loss of our market share and negatively affect our revenues. Supply interruptions may occur and our inventory may not always be adequate. Our manufacturing agreement with Lilly, as amended, relating to the manufacture of Vancocin capsules, requires that Lilly continue to supply Vancocin capsules to us until the earlier of the qualification of a third party supply chain for Vancocin capsules or the expiration of the manufacturing agreement. As a result of increased demand for Vancocin during the first nine months of 2005, we entered into an amendment to this agreement in November 2005, which increases the amount of Vancocin that Lilly will supply to us during 2005 and early 2006, and ensures that Lilly will continue to supply us with Vancocin until at least September 30, 2006. That date will be extended if the third party supply chain is not qualified by September 30, 2006. We and Lilly are in the process of qualifying the third party supply chain and we are currently negotiating agreements with the companies from whom we would obtain the supply of Vancocin following qualification of the third party supply chain. We anticipate that the alternative sources of supply will be qualified during the first half of 2006. However, we cannot assure you that the third party supply chain will be qualified in a timely manner and meet commercial requirements and that there will be no disruption in the availability of sufficient supply to meet the demand for Vancocin. Lilly currently is, and will be until the qualification of our third party finished product supplier, the only manufacturer qualified by the FDA to manufacture Vancocin capsule finished product for distribution and sale in the United States. Upon expiration of our manufacturing agreement with Lilly, we will be dependent on a single third party finished product supplier. Numerous other factors could cause interruptions in the supply of our Vancocin finished products or other approved products, including manufacturing capacity limitations, changes in our sources for manufacturing, our failure to timely locate and obtain replacement manufacturers as needed and conditions affecting the cost and availability of raw materials. Lilly experienced a supply interruption during 2002 due to changes in quality standards for Vancocin and its components and there is no assurance that we will not experience similar or dissimilar supply interruptions. In addition, any commercial dispute with any of our suppliers could result in delays in the manufacture of our product, and affect our ability to commercialize our products.

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

We maintain business interruption insurance which could mitigate some of our loss of income in the event of certain covered interruptions of supply. However, this insurance coverage is unlikely to completely mitigate the harm to our business from the interruption of the manufacturing of products. The loss of a manufacturer could still have a negative effect on our sales, margins and market share, as well as our overall business and financial results.

We currently depend, and will in the future continue to depend, on third parties to manufacture our products, including Vancocin, and our product candidates. If these manufacturers fail to meet our requirements and the requirements of regulatory authorities, our future revenues may be materially adversely affected.

We do not have the internal capability to manufacture commercial quantities of pharmaceutical products under the FDA’s current Good Manufacturing Practice, regulations or cGMPs. In order to continue to develop products, apply for regulatory approvals and commercialize our products, we will need to contract with third parties that have, or otherwise develop, the necessary manufacturing capabilities.

There are a limited number of manufacturers that operate under cGMPs capable of manufacturing our products and product candidates. If we are unable to enter into supply and processing contracts with any of these manufacturers or processors for our development stage product candidates, there may be additional costs and delays in the development and commercialization of these product candidates. If we are required to find an additional or alternative source of supply, there may be additional costs and delays in the development or commercialization of our product candidates. Additionally, the FDA inspects all commercial manufacturing facilities before approving a new drug application, or NDA, for a drug manufactured at those sites. If any of our manufacturers or processors fails to pass this FDA inspection, the approval and eventual commercialization of our products and product candidates may be delayed.

All of our contract manufacturers must comply with the applicable cGMPs, which include quality control and quality assurance requirements as well as the corresponding maintenance of records and documentation. If our contract manufacturers do not comply with the applicable cGMPs and other FDA regulatory requirements, the availability of marketed products for sale could be reduced our product commercialization could be delayed or subject to restrictions or we may be unable to meet demand for our products and lose potential revenue and we could suffer delays in the progress of clinical trials for products under development. We do not have control over our third-party manufacturers’ compliance with these regulations and standards. Moreover, while we may choose to manufacture products in the future, we have no experience in the manufacture of pharmaceutical products for clinical trials or commercial purposes. If we decide to manufacture products, we would be subject to the regulatory requirements described above. In addition, we would require substantial additional capital and would be subject to delays or difficulties encountered in manufacturing pharmaceutical products. No matter who manufactures the product, we will be subject to continuing obligations regarding the submission of safety reports and other post-market information.

If we encounter delays or difficulties with contract manufacturers, packagers or distributors, market introduction and subsequent sales of our products could be delayed. If we change the source or location of supply or modify the manufacturing process, the FDA and other regulatory authorities will require us to demonstrate that the product produced by the new source or location or from the modified process is equivalent to the product used in any clinical trials that were conducted. If we are unable to demonstrate this equivalence, we will be unable to manufacture products from the new source or location of supply, or use the modified process, we may incur substantial expenses in order to ensure equivalence, and it may harm our ability to generate revenues.

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

Vancocin has been approved for sale outside of the United States, including but not limited to Canada, Brazil and Europe, and Lilly or its licensees will continue to market Vancocin outside of the United States. There have been cases in which pharmaceutical products were sold at steeply discounted prices in markets outside the United States and then re-imported to the United States where they could be resold at prices higher than the original discounted price, but lower than the prices commercially available in the United States. If this happens with Vancocin our revenues would be adversely affected. Additionally, there are non-U.S., Internet-based companies supplying Vancocin directly to patients at significantly reduced prices.

In recent years, various legislative proposals have been offered in the United States Congress and in some state legislatures that would authorize re-importation of pharmaceutical products into the United States from other countries including Canada. We cannot predict the outcome of such initiatives, which if adopted, could result in increased competition for our products and lower prices.

Orders for Vancocin may fluctuate depending on the inventory levels held by our major customers. Significant increases and decreases in orders from our major customers could cause our operating results to vary significantly from quarter to quarter.

Our customers for Vancocin include some of the nation’s leading wholesale pharmaceutical distributors. We attempt to monitor wholesaler inventory of our products using a combination of methods, including tracking prescriptions filled at the pharmacy level to determine inventory amounts sold from the wholesalers to their customers. However, our estimates of wholesaler inventories may differ significantly from actual inventory levels. Significant differences between actual and estimated inventory levels may result in excessive inventory production, inadequate supplies of products in distribution channels, insufficient or excess product available at the retail level, and unexpected increases or decreases in orders from our major customers. Forward-buying by wholesalers, for example, may result in significant and unexpected changes in customer orders from quarter to quarter. These changes may cause our revenues to fluctuate significantly from quarter to quarter, and in some cases may cause our operating results for a particular quarter to be below our expectations or projections. If our financial results are below expectations for a particular period, the market price of our securities may drop significantly.

Historically, Vancocin has been subject to limitations on the amount of payment and reimbursement available to patients from third party payors.

Historically, only a portion of the cost of Vancocin prescriptions is paid for or reimbursed by managed care organizations, government and other third-party payors. This reimbursement policy makes Vancocin less attractive, from a net-cost perspective, to patients and, to a lesser degree, prescribing physicians. For example, metronidazole, a drug frequently prescribed for C. difficile associated diseases, is significantly less expensive than Vancocin. If adequate reimbursement levels are not provided for Vancocin, or if reimbursement policies increasingly favor other products, our market share and gross margins could be negatively affected, as could our overall business and financial condition.

Our long-term success depends upon our ability to develop, receive regulatory approval for and commercialize drug product candidates and if we are not successful, our ability to generate revenues from the commercialization and sale of products resulting from our product candidates will be limited.

All of our drug candidates will require governmental approvals prior to commercialization. We have not completed the development of or received regulatory approval to commercialize any of our existing product candidates. Our failure to develop, receive regulatory approvals for and commercialize our development stage product candidates successfully will prevent us from generating revenues from the sale of products resulting from our product candidates. Our product candidates are at early stages of development and may not be shown to be safe or effective. We are performing a phase 2 clinical trial on a product candidate for the prevention and treatment of CMV and a phase 1b clinical trial on a product candidate for the treatment of HCV. We out-licensed pleconaril, an intranasal product candidate for the treatment of the common cold, to Schering-Plough. Our potential therapies under development for the treatment of CMV and HCV will require significant additional development efforts and regulatory approvals prior to any commercialization. We cannot be certain that our efforts and the efforts of our partners in this regard will lead to commercially viable products. For example, in May 2002, we received a “not approvable” letter from the FDA in connection with an oral formulation of pleconaril to treat the common cold. Negative, inconclusive or inconsistent clinical trial results could prevent regulatory approval, increase the cost and timing of regulatory approval, cause us to perform additional studies or to file for a narrower indication than planned. We do not know what the final cost to manufacture our CMV and HCV product candidates in commercial quantities will be, or the dose required to treat patients and, consequently, what the total cost of goods for a treatment regimen will be.

If we are unable to successfully develop our product candidates, we will not have a source of revenue other than Vancocin. Moreover, the failure of one or more of our product candidates in clinical development could harm our ability to raise additional capital.

The development of any of our product candidates is subject to many risks, including that:

•	the product candidate is found to be ineffective or unsafe;

•	the clinical test results for the product candidate delay or prevent regulatory approval;

•	the FDA forbids us to initiate or continue testing of the product candidates in human clinical trials;

•	the product candidate cannot be developed into a commercially viable product;

•	the product candidate is difficult and/or costly to manufacture;

•	the product candidate later is discovered to cause adverse effects that prevent widespread use, require withdrawal from the market, or serve as the basis for product liability claims;

•	third party competitors hold proprietary rights that preclude us from marketing the product candidate; and

•	third party competitors market a more clinically effective, safer, or more cost-effective product.

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

Even if we receive regulatory approval for our product candidates, or acquire the rights to additional already approved products, the later discovery of previously unknown problems with a product, manufacturer or facility may result in adverse consequences, including withdrawal of the product from the market. Approval of a product candidate may be conditioned upon certain limitations and restrictions as to the drug’s use, or upon the conduct of further studies, and may be subject to continuous review.

The regulatory process is expensive, time consuming and uncertain and may prevent us from obtaining required approvals for the commercialization of our product candidates.

We have product candidates for the treatment of CMV and HCV in clinical development. Schering-Plough is conducting the clinical development of pleconaril. We must complete significant laboratory, animal and clinical testing on these product candidates before we submit marketing applications in the United States and abroad.

The rate of completion of clinical trials depends upon many factors, including the rate of enrollment of patients. For example, our enrollment of patients in our clinical trial for maribavir has been impacted by our ability to identify and successfully recruit a sufficient number of patients who have undergone allogeneic hematopoietic stem cell/bone marrow transplantation. If we are unable to accrue sufficient clinical patients who are eligible to participate in the trials during the appropriate period, we may need to delay our clinical trials and incur significant additional costs. In addition, the FDA or Institutional Review Boards may require us to delay, restrict, or discontinue our clinical trials on various grounds, including a finding that the subjects or patients are being exposed to an unacceptable health risk. Moreover, we may be unable to submit a NDA to the FDA for our product candidates within the timeframe we currently expect. Once a NDA is submitted, it must be approved by the FDA before we can commercialize the product described in the application. The cost of human clinical trials varies dramatically based on a number of factors, including:

•	the order and timing of clinical indications pursued;

•	the extent of development and financial support from corporate collaborators;

•	the number of patients required for enrollment;

•	the length of time required to enroll those patients;

•	the cost and difficulty of obtaining clinical supplies of the product candidate; and

•	the difficulty in obtaining sufficient patient populations and clinicians.

Even if we obtain positive preclinical or clinical trial results in initial studies, future clinical trial results may not be similarly positive. As a result, ongoing and contemplated clinical testing, if permitted by governmental authorities, may not demonstrate that a product candidate is safe and effective in the patient population and for the disease indications for which we believe it will be commercially advantageous to market the product. The failure of our clinical trials to demonstrate the safety and efficacy of our product candidate for the desired indications could delay the commercialization of the product.

In 2001, the FDA enacted regulations requiring the development and submission of pediatric use data for new drug products. Our failure to obtain these data, or to obtain a deferral of, or exemption from, this requirement could adversely affect our chances of receiving regulatory approval, or could result in regulatory or legal enforcement actions.

If we fail to comply with regulatory requirements, or if we experience unanticipated problems with our approved products, our products could be subject to restrictions or withdrawal from the market.

Vancocin is, and any other product for which we obtain marketing approval from the FDA or other regulatory authorities will be, along with the manufacturing processes, post-approval clinical data collection and promotional activities for each such product, subject to continual review and periodic inspection by the FDA and other regulatory bodies. After approval of a product, we will have, and with Vancocin, we currently have, significant ongoing regulatory compliance obligations. Later discovery of previously unknown problems with our products or manufacturing processes, or failure to comply with regulatory requirements, may result in penalties or other actions, including:

•	warning letters;

•	fines;

•	product recalls;

•	withdrawal of regulatory approval;

•	operating restrictions, including restrictions on such products or manufacturing processes;

•	disgorgement of profits;

•	injunctions; and

•	criminal prosecution.

Any of these events could result in a material adverse effect on our revenues and financial condition.

There are many potential competitors with respect to our product candidates under development, who may develop products and technologies that make ours non-competitive or obsolete.

There are many entities, both public and private, including well-known, large pharmaceutical companies, chemical companies, biotechnology companies and research institutions, engaged in developing pharmaceuticals for applications similar to those targeted by our products under development.

There are products already marketed by F. Hoffman La-Roche, AstraZeneca and Gilead Sciences Inc. for the prevention and treatment of CMV and Schering-Plough and F. Hoffman La-Roche for HCV. We are aware of a number of other companies which have compounds in various stages of clinical development for the treatment HCV. Developments by these or other entities may render our product candidates non-competitive or obsolete. Furthermore, many of our competitors are more experienced than we are in drug development and commercialization, obtaining regulatory approvals and product manufacturing and marketing. Accordingly, our competitors may succeed in obtaining regulatory approval for products more rapidly and more effectively than we do for our product candidates. Competitors may succeed in developing products that are more effective and less costly than any that we develop and also may prove to be more successful in the manufacturing and marketing of products.

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

In order to continue to expand our business and sustain our revenue growth, we will need to acquire additional marketed products through in-licensing or the acquisitions of businesses that we believe are a strategic fit with us. We may not be able to in-license or acquire suitable products at an acceptable price or at all. In addition, engaging in any in-licensing or acquisitions will incur a variety of costs, and we may never realize the anticipated benefits of any such in-license or acquisition.

As part of our long-term strategy and in order to sustain our revenue growth, we intend to seek to acquire or in-license additional products to treat unmet or underserved medical conditions. Even if we are able to locate products or businesses that fit within our strategic focus, we cannot assure you that we will be able to negotiate agreements to acquire or in-license such additional products on acceptable terms or at all. Further, if we acquire a product or business, the process of integrating the acquired product or business may result in unforeseen operating difficulties and expenditures and may divert significant management attention from our ongoing business operations. Moreover, we may fail to realize the anticipated benefits for a variety of reasons, such as an acquired product candidate proving to not be safe or effective in later clinical trials. We may fund any future acquisition by issuing equity or debt securities, which could dilute the ownership percentages of our existing stockholders. Acquisition efforts can consume significant management attention and require substantial expenditures, which could detract from our other programs. In addition, we may devote resources to potential acquisitions that are never completed.

We cannot assure you that an acquired product or business will have the intended effect of helping us to sustain our revenue growth. If we are unable to do so, our business could be materially adversely affected.

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

Even if approved by the FDA and other regulatory authorities, our product candidates may not achieve market acceptance by patients, prescribers or third-party payors. As a result, we may not receive revenues from these products as anticipated. The degree of market acceptance will depend upon a number of factors, including:

•	the receipt and timing of regulatory approvals, and the scope of marketing and promotion activities permitted by such approvals (e.g., the “label” for the product approved by the FDA);

•	the availability of third-party reimbursement from payors such as government health programs and private health insurers;

•	the establishment and demonstration in the medical community, such as doctors and hospital administrators, of the clinical safety, efficacy and cost-effectiveness of drug candidates, as well as their advantages over existing treatment alternatives, if any;

•	the effectiveness of the sales and marketing force that may be promoting our products; and

•	the effectiveness of our contract manufacturers.p12

If our product candidates do not achieve market acceptance by a sufficient number of patients, prescribers or third-party payors, our business will be materially adversely affected.

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

We currently have a limited marketing staff and no sales staff. As a result of our acquisition of Vancocin, we established a small group of regional medical scientists and commenced medical education programs, but do not anticipate that we will build a sales force related solely to Vancocin. The development of a marketing and sales capability for our product candidates in clinical development, or for products that we may acquire if we are successful in our business development efforts, could require significant expenditures, management resources and time. We may be unable to build a marketing and sales capability, the cost of establishing such a marketing and sales capability may exceed any product revenues, and our marketing and sales efforts may be unsuccessful. We may not be able to find a suitable sales and marketing partner for our other product candidates. If we are unable to successfully establish a sales and marketing capability in a timely manner or find suitable sales and marketing partners, our business and results of operations will be harmed. Even if we are able to develop a sales force or find a suitable marketing partner, we may not successfully penetrate the markets for any of our proposed products.

We depend on collaborations with third parties, which may reduce our product revenues or restrict our ability to commercialize products, and also ties our success to the success of our collaborators.

We have entered into, and may in the future enter into additional, sales and marketing, distribution, manufacturing, development, licensing and other strategic arrangements with third parties. For example, in November 2004, we announced that we entered into a license agreement with Schering-Plough under which Schering-Plough assumed responsibility for all future development and commercialization of pleconaril. Sanofi-Aventis also has exclusive rights to market and sell pleconaril in countries other than the United States and Canada for which we will receive a royalty. Schering-Plough will receive a portion of any royalty payments made to us under our license agreement with Sanofi-Aventis for rights to pleconaril.

In August 2003, we entered into a license agreement with GSK under which we acquired an exclusive worldwide rights, excluding Japan, from GSK to develop and commercialize an antiviral compound, maribavir, for the prevention and treatment of CMV infections related to transplant, including solid organ and hematopoietic stem cell / bone marrow transplantation, congenital transmission, and in patients with HIV infection. GSK retained the exclusive right to market and sell products covered by these patents and patent applications in Japan.

In December 1999, we entered into an agreement with Wyeth to develop jointly, products for use in treating the effects of HCV in humans. Under the agreement, we exclusively licensed to Wyeth worldwide rights under patents and know-how owned by us or created under the agreement. While we have the right to co-promote these products in the United States and Canada, Wyeth has the exclusive right to promote the products elsewhere in the world for which we will receive a royalty. Wyeth also has the exclusive right to manufacture any commercial products developed under the agreement.

If any of Wyeth, Schering-Plough or Sanofi-Aventis do not successfully market and sell products in their respective territories, we will not receive revenue from royalties on their sales of products.

We are currently engaged in additional discussions relating to other arrangements. We cannot be sure that we will be able to enter into any such arrangements with third parties on terms acceptable to us or at all. Third party arrangements may require us to grant certain rights to third parties, including exclusive marketing rights to one or more products, or may have other terms that are burdensome to us.

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

Two of our current product candidates are based on intellectual property that we have licensed from Sanofi-Aventis and GSK. Another clinical development program involves a joint development program with Wyeth pursuant to which we licensed to Wyeth worldwide rights within a certain field under patents and know-how owned by us or created under the agreement. We depend, and will continue to depend, on these license agreements. All of our license agreements may be terminated if, among other events, we fail to satisfy our obligations as they relate to the development of the particular product candidate. All of our license agreements, other than the agreements with Lilly regarding Vancocin, may also be terminated if we breach that license agreement and do not cure the breach within specified time periods or in the event of our bankruptcy or liquidation. Our agreement with Lilly permits it to suspend the licenses granted to us by Lilly in the event of uncured defaults by us until such time as the default is cured or otherwise resolved.

Our license agreement with GSK imposes various obligations on us, including milestone payment requirements and royalties. If we fail to comply with these obligations, GSK has the right to terminate the license, in which event we would not be able to market products covered by the license.

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

We face competition from large and small companies within the pharmaceutical and biotechnology industry as well as public and private research organizations, academic institutions and governmental agencies in acquiring products and establishing collaborative arrangements for product development. Many of the companies and institutions that compete against us have substantially greater capital resources, research and development staffs and facilities than we have, and substantially greater experience in conducting business development activities. These entities represent significant competition to us as we seek to expand further our pipeline through the in-license or acquisition of additional products in clinical development, or that are currently on the market. Moreover, while it is not feasible to predict the actual cost of acquiring additional product candidates, that cost could be substantial. We may need additional financing in order to acquire additional new products. Our outstanding indebtedness may make it more difficult for us to raise additional financing.

Even if we are successful in maintaining or increasing Vancocin revenues, we may be dependent upon our ability to raise financing for the successful development and commercialization of our product candidates in our CMV and HCV programs and in order to repay our debt obligations.

We will need substantial funds to continue our business activities and repay our debt obligations. We expect that Vancocin will generate significant cash flows for us and should allow us to substantially fund our development and other operating costs under our current business plan over the next several years. However, if Vancocin revenues decrease, we may require additional capital by March 2007 when our 6% convertible subordinated notes mature. Moreover, we expect to incur significant expenses over at least the next several years primarily due to our development costs from our CMV and HCV programs, business development activities seeking new opportunities to expand further our product pipeline, general and administrative expenses, interest payments on our outstanding debt service requirements and income taxes.

In addition, the amount and timing of our actual capital requirements as well as our ability to finance such requirements will depend upon numerous factors, including:

•	our actual sales of Vancocin;

•	the cost of commercializing Vancocin and our product candidates;

•	the cost of reducing the principal amount of our indebtedness;

•	our ability to generate revenue and positive cash flow through our HCV collaboration agreement with Wyeth;

•	whether we receive any of the milestone payments and royalties contemplated by our license agreement with Schering-Plough relating to the development and commercialization of intranasal pleconaril;

•	the cost and progress of our clinical development programs;

•	the cost of milestone payments that may be due to GSK under our license agreement with them for maribavir, our product candidate to treat CMV, if pre-defined clinical and regulatory events are achieved;

•	the time and cost involved in obtaining regulatory approvals;

•	the cost of acquiring additional commercialized products and / or products in clinical development;

•	the cost of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights;

•	the effect of competing technological and market developments;

•	the effect of changes and developments in our existing collaborative, licensing and other relationships.

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

We have a history of losses and our continued profitability is uncertain.

Prior to 2005 we had incurred losses in each year since our inception in 1994. As of September 30, 2005, we had an accumulated deficit of approximately $236.1 million. We achieved profitability on a quarterly basis during the quarter ended December 31, 2004 and have maintained profitability in each of the three following quarters. Our ability to maintain profitability is dependent on a number of factors, including continued revenues from Vancocin sales, our ability to obtain regulatory approvals for our product candidates, successfully commercialize those product candidates, generate revenues from the sale of products from existing and potential future collaborative agreements, and secure contract manufacturing, distribution and logistics services. We do not know when or if we will acquire additional products to expand further our product portfolio, complete our product development efforts, receive regulatory approval of any of our product candidates or successfully commercialize any approved products. We expect to incur significant additional expenses over several years, and Vancocin’s ability to generate substantial cash flows over this timeframe could be materially and adversely affected by the introduction of effective generic or branded competing products. As a result, we are unable to accurately predict whether we will be able to maintain profitability and if not, the extent of any future losses or the time required to regain profitability, if at all.

We have indebtedness and debt service payments which could negatively impact our liquidity.

As of September 30, 2005, we had $86.7 million in principal amount of indebtedness outstanding in the form of our 6% convertible subordinated notes due March 2007. Our annual debt service obligations on this debt are approximately $5.2 million per year in interest payments.

The level of our indebtedness, among other things, could:

•	make it more difficult for us to obtain any necessary future financing for working capital, capital expenditures, debt service requirements or other purposes;

•	limit our flexibility in planning for, or reacting to changes in, our business; and

•	make us more vulnerable in the event of a downturn in our business.

Our ability to meet our debt service obligations and to reduce our total indebtedness depends on our ability to generate cash flow from the sale of Vancocin through sales and receivables collections, our ability to maintain sufficient cash reserves, the results of our clinical development efforts, our future operating performance, and on general economic, financial, competitive, legislative, regulatory and other factors affecting our operations. Many of these factors are beyond our control and our future operating performance could be adversely affected by some or all of these factors.

We may not be able to pay our debt and other obligations.

There can be no assurance that we will be able to meet our debt service obligations, including our obligations to pay principal and interest under the convertible subordinated notes. If our cash, cash equivalents, short and long term investments and operating cash flows are inadequate to meet our obligations, we could face substantial liquidity problems. If we are unable to generate sufficient cash flow or otherwise obtain funds necessary to make required payments on the convertible subordinated notes or our other obligations, we would be in default under the terms thereof, which would permit the holders of the convertible subordinated notes to accelerate their maturities which could also cause defaults under any future indebtedness we may incur. Any such default would have a material adverse effect on our business, prospects, financial condition, liquidity and operating results. We cannot be sure that we would be able to repay amounts due in respect of the convertible subordinated notes if payment of our outstanding indebtedness were to be accelerated following the occurrence of an event of default as defined in the indenture of the convertible subordinated notes.

Our strategic plan may not achieve the intended results.

We restructured our business in January 2004 as part of our effort to redefine our strategic direction to focus on development of later stage opportunities, to build specific franchises relating to our current development programs and to expand our product portfolio through the acquisition of complementary clinical development stage or commercial product opportunities as a means to accelerate our path toward becoming a profitable pharmaceutical company. Our restructuring efforts have placed and may continue to place a significant strain on our managerial, operational, financial and other resources. Additionally, the restructuring may negatively affect our employee turnover, recruitment and retention of employees.

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

We may need additional financing in order to acquire additional new products or product candidates. Even if we are successful in such efforts, our outstanding indebtedness may make it more difficult for us to raise additional financing. We may not have sufficient resources to execute our plans, and our actual expenses over the periods described in this report may vary depending on a variety of factors, including:

•	the level of revenue from sales of Vancocin actually received by us;

•	our actual operating costs related to Vancocin;

•	the cost of acquiring additional new product opportunities as a result of our business development efforts;

•	the actual cost of conducting clinical trials;

•	the outcome of clinical trials in our CMV and HCV programs;

•	whether we receive any of the milestone payments and royalties contemplated by our license agreement with Schering-Plough relating to the development and commercialization of intranasal pleconaril; and

•	our resulting right to receive or obligation to pay milestone payments under agreements relating to our CMV, HCV and common cold programs.

In addition to the points noted above, our ability to sustain profitability is dependent on developing and obtaining regulatory approvals for our product candidates, successfully commercializing such product candidates, which may include entering into collaborative agreements for product development and commercialization, acquiring additional products through our business development efforts, and securing contract manufacturing services and distribution and logistics services. If our sales of Vancocin are materially adversely effected because of competition or other reasons, we may need to raise substantial additional funds to continue our business activities and fund our debt service obligations beyond March 2007.

We will rely on our employees, consultants, contractors, suppliers, manufacturers and collaborators to keep our trade secrets confidential.

We rely on trade secrets, trademarks, and unpatented proprietary know-how and continuing technological innovation in developing and manufacturing our products, including Vancocin, in order to protect our significant investment in these products from the risk of discovery by generic drug manufacturers and other potential competition. We require each of our employees, consultants, advisors, contractors, suppliers, manufacturers and collaborators to enter into confidentiality agreements prohibiting them from taking our proprietary information and technology or from using or disclosing proprietary information to third parties except in specified circumstances. The agreements also provide that all inventions conceived by an employee, consultant or advisor, to the extent appropriate for the services provided during the course of the relationship, are our exclusive property, other than inventions unrelated to us and developed entirely on the individual’s own time. Nevertheless, these agreements may not provide meaningful protection of our trade secrets and proprietary know-how if they are used or disclosed. Despite all of the precautions we may take, people who are not parties to confidentiality agreements may obtain access to our trade secrets or know-how. In addition, others may independently develop similar or equivalent trade secrets or know-how.

We depend on patents and proprietary rights for our products which are in clinical development, which may offer only limited protection against potential infringement, and if we are unable to protect our patents and proprietary rights, we may lose the right to develop, manufacture, market or sell products and lose sources of revenue.

The pharmaceutical industry places considerable importance on obtaining patent and trade secret protection for new technologies, products and processes. Our success depends, in part, on our ability to develop and maintain a strong patent position for our products and technologies in clinical development, both in the United States and in other countries. Litigation or other legal proceedings may be necessary to defend against claims of infringement, to enforce our patents, or to protect our trade secrets, and could result in substantial cost to us and diversion of our efforts. We intend to file applications as appropriate for patents describing the composition of matter of our drug candidates, the proprietary processes for producing such compositions, and the uses of our drug candidates. We own four issued United States patents, two non-United States patents and have nine pending United States patent applications. We also have filed international, regional and non-United States national patent applications in order to pursue patent protection in major foreign countries.

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

We have licensed from GSK worldwide rights, excluding Japan, to an antiviral compound, maribavir, for the prevention and treatment of CMV infections related to transplant, including solid organ and hematopoietic stem cell/bone marrow transplantation, congenital transmission, and in patients with HIV infection.

This compound, and a related compound, are subject to patents and patent applications in a variety of countries throughout the world. We have licensed from Sanofi-Aventis the exclusive U.S. and Canadian rights to certain antiviral agents for use in picornavirus indications, which are the subject of U.S. and Canadian patents and patent applications owned by Sanofi-Aventis, certain of which describe pleconaril and others of which describe compounds that are either related to pleconaril or have antiviral activity. We sublicensed our rights under these patents to Schering-Plough. We depend on GSK and Sanofi-Aventis to prosecute and maintain many of these patents and patent applications and protect such patent rights. Failure by GSK or Sanofi-Aventis to prosecute or maintain such patents or patent applications and protect such patent rights could lead to our loss of revenue. Under certain circumstances, our ability to sublicense our rights under these license agreements is subject to the licensor’s consent. If our license agreements with GSK and Sanofi-Aventis are terminated, our ability to manufacture, develop, market and sell products under those agreements would terminate.

Our successful commercialization of our products will depend, in part, on the availability and adequacy of third party reimbursement.

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

In recent years, various legislative proposals have been offered in the United States Congress and in some state legislatures that include major changes in the health care system. These proposals have included price or patient reimbursement constraints on medicines and restrictions on access to certain products. We cannot predict the outcome of such initiatives, and it is difficult to predict the future impact of the broad and expanding legislative and regulatory requirements affecting us.

We depend on key personnel and may not be able to retain these employees or recruit additional qualified personnel, which would harm our ability to compete.

We are highly dependent upon qualified scientific, technical and managerial personnel, including our President and CEO, Michel de Rosen, our Vice President and Chief Financial Officer, Vincent J. Milano, our Vice President and Chief Scientific Officer, Colin Broom and our Vice President and Chief Commercial Officer, Joshua Tarnoff. Our ability to grow and expand into new areas and activities will require additional expertise and the addition of new qualified personnel. There is intense competition for qualified personnel in the pharmaceutical field. Therefore, we may not be able to attract and retain the qualified personnel necessary for the development of our business. Furthermore, we have not entered into non-competition agreements or employment agreements with our key employees. The loss of the services of existing personnel, as well as the failure to recruit additional key scientific, technical and managerial personnel in a timely manner, would harm our development programs, and our ability to manage day-to-day operations, attract collaboration partners, attract and retain other employees and generate revenues. We do not maintain key man life insurance on any of our employees.

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

Prior to our restructuring in January 2004, we used radioactive and other materials that could be hazardous to human health, safety or the environment. In connection with our restructuring in January 2004, we decommissioned our discovery laboratories, which required the disposal of many of these materials. We are subject to stringent federal, state and local laws, rules, regulations and policies governing the use, generation, manufacture, storage, air emission, effluent discharge, handling and disposal of certain materials and wastes. We stored these materials and various wastes resulting from their use at our facility pending ultimate use and disposal. Although we believe that our safety procedures for handling and disposing of such materials comply with federal, state and local laws, rules, regulations and policies, the risk of accidental injury or contamination from these materials cannot be entirely eliminated. We may be required to incur significant costs to comply with environmental laws, rules, regulations and policies. Additionally, if an accident occurs, we could be held liable for any resulting damages, and any such liability could exceed our resources. We do not maintain a separate insurance policy for these types of risks and we do not have reserves set aside for environmental claims. Any future environmental claims could harm our financial conditions, results of operations, liquidity and prevent or interfere with our product commercialization efforts. In addition, compliance with future environmental laws, rules, regulations and policies could lead to additional costs and expenses.

The rights that have been and may in the future be granted to holders of our common or preferred stock may adversely affect the rights of other stockholders and may discourage a takeover.

Our board of directors has the authority to issue up to 4,800,000 shares of preferred stock and to determine the price, privileges and other terms of such shares. Our board of directors may exercise this authority without the approval of, or notice to, our stockholders. Accordingly, the rights of the holders of our common stock may be adversely affected by the rights of the holders of any preferred stock that may be issued in the future. In addition, the issuance of preferred stock may make it more difficult for a third party to acquire a majority of our outstanding voting stock in order to effect a change in control or replace our current management. We are also subject to the anti-takeover provisions of Section 203 of the Delaware General Corporation Law. The application of Section 203 could also delay or prevent a third party or a significant stockholder of ours from acquiring control of us or replacing our current management. In general, Section 203 prohibits a publicly held Delaware corporation from engaging in a business combination with an interested stockholder for a period of three years following the date the person became an interested stockholder, unless the business combination or the transaction in which the person became an interested stockholder is approved in a prescribed manner. Generally, a business combination includes a merger, asset or stock sale, or other transaction resulting in a financial benefit to the interested stockholder. Under Delaware law, an interested stockholder is a person who, together with affiliates and associates, owns 15% or more of a corporation’s voting stock.

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

Our stock price, like the market price of the stock of other pharmaceutical companies, has been volatile. For example, of the twelve months through September 30, 2005, the market price for our common stock fluctuated between $1.67 and $21.35 per share. The following factors, among others, could have a significant impact on the market for our common stock:

•	period to period fluctuations in sales of Vancocin;

•	results of clinical trials with respect to our product candidates in development or those of our competitors;

•	developments with our collaborators;

•	announcements of technological innovations or new products by our competitors;

•	litigation or public concern relating to our products or our competitors’ products;

•	developments in patent or other proprietary rights of ours or our competitors (including related litigation);

•	any other future announcements concerning us or our competitors;

•	any announcement regarding our acquisition of product candidates or entities;

•	future announcements concerning our industry;

•	governmental regulation;

•	actions or decisions by the SEC, the FDA or other regulatory agencies;

•	changes or announcements of changes in reimbursement policies;

•	period to period fluctuations in our operating results;

•	our cash balances;

•	changes in our capital structure;

•	changes in estimates of our performance by securities analysts;

•	market conditions applicable to our business sector; and

•	general market conditions.

Future sales of our common stock in the public market could adversely affect our stock price.

We cannot predict the effect, if any, that future sales of our common stock or the availability for future sale of shares of our common stock or securities convertible into or exercisable for our common stock will have on the market price of our common stock prevailing from time to time. We have an effective registration statement on Form S-3, which allows us to sell up to an additional $212.0 million of securities in offerings. The registration statement provides us with the flexibility to determine the type of security we choose to sell, including common stock, preferred stock, warrants and debt securities, as well as the ability to time such sales when market conditions are favorable. Additionally, we have another-effective registration statement on Form S-3 which permits the holders of up to 33.8 million shares of our common stock received upon conversion of our senior convertible notes to resell these shares from time to time.

As of September 30, 2005 we had outstanding options to purchase 3,261,947 shares of our common stock at a weighted average exercise price of $7.66 per share (1,809,212 of which have not yet vested) issued to employees, directors and consultants pursuant to our 1995 Stock Option and Restricted Share Plan, and outstanding options to purchase 124,574 shares of our common stock at a weighted average exercise price of $1.32 per share (38,748 of which have not yet vested) to non-executive employees pursuant to our 2001 Stock Option Plan. In order to attract and retain key personnel, we may issue additional securities, including stock options, restricted stock grants and shares of common stock, in connection with our employee benefit plans, or may lower the price of existing stock options. Sale, or the availability for sale, of substantial amounts of common stock by our existing stockholders pursuant to an effective registration statement or under Rule 144, through the exercise of registration rights or the issuance of shares of common stock upon the exercise of stock options or warrants, or the perception that such sales or issuances could occur, could adversely affect the prevailing market prices for our common stock.

We face costs and risks associated with compliance with Section 404 of the Sarbanes-Oxley Act.

Currently, we are evaluating our internal control systems in order to allow our management to report on, and our independent registered public accounting firm to attest to, our internal controls over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. As a result, we are incurring additional expenses and a diversion of management’s time and we will continue to incur substantial accounting expense and expend significant management efforts in future periods. While we anticipate completion of testing and evaluation of our internal controls over financial reporting with respect to the requirements of Section 404 in a timely fashion, there can be no assurance that we will be able to realize this result. In future years our testing, or the subsequent testing by our independent registered public accounting firm, may reveal deficiencies in our internal controls that we would be required to remediate in a timely manner so as to be able to comply with the requirements of Section 404 each year.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

Our holdings of financial instruments are primarily comprised of a mix of U.S. corporate debt, government securities and commercial paper. All such instruments are classified as securities available for sale. Our debt security portfolio represents funds held temporarily pending use in our business and operations. We manage these funds accordingly. Our primary investment objective is the preservation of principal, while at the same time maximizing the generation of investment income. We seek reasonable assuredness of the safety of principal and market liquidity by investing in cash equivalents (such as Treasury bills and money market funds) and fixed income securities (such as U.S. government and agency securities, municipal securities, taxable municipals, and corporate notes) while at the same time seeking to achieve a favorable rate of return. Our market risk exposure consists principally of exposure to changes in interest rates. Our holdings are also exposed to the risks of changes in the credit quality of issuers. Historically, we have typically invested in financial instruments with maturities of less than one year. The carrying amount, which approximates fair value, and the annualized weighted average nominal interest rate of our investment portfolio at September 30, 2005, was approximately $1.3 million and approximately 3.3%, respectively.

At September 30, 2005, we had outstanding $86.7 million of our subordinated convertible notes. The subordinated convertible notes are convertible into shares of our common stock at a price of $109 per share, subject to certain adjustments. The subordinated convertible notes bear interest at a rate of 6% per annum, payable semi-annually in arrears, and can be redeemed by us, at certain premiums over the principal amount. At September 30, 2005, the fair value of our subordinated convertible notes was approximately $86.7 million, based on quoted market prices. The fair value of our subordinated convertible notes is dependant upon, among other factors, the fair value of our common stock and prevailing market interest rates.

ITEM 4. Controls and Procedures

(a) An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer, or CEO, and our Chief Financial Officer, or CFO, of the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of September 30, 2005. Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported as specified in Securities and Exchange Commission rules and forms.

(b) During the quarter ended September 30, 2005, we continued to implement new controls over net product sales, cost of sales and other commercial transactions related to the commercial operations resulting from the 2004 acquisition of Vancocin. Other than these controls, there were no significant changes in our internal control over financial reporting identified in connection with the evaluation of such controls that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

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

VIROPHARMA INCORPORATED

Date: November 8, 2005	By:	/s/ Michel de Rosen
Michel de Rosen President, Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)

	By:	/s/ Vincent J. Milano
Vincent J. Milano Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

Exhibit Index

Exhibit	Description
31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.