Form 10-K
period 2005-12-31
VIROPHARMA INC
filed 2006-03-02
CIK 946840

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2005

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

Common Stock, par value $0.002

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act.  Yes  ☒  No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  Yes  ☐  No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

The approximate aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $324.0 million as of June 30, 2005, based upon the closing sale price per share of the Common Stock as quoted on the Nasdaq National Market on that date.

The number of shares of the registrant’s Common Stock outstanding as of February 24, 2006 was 68,585,108 shares.

DOCUMENTS INCORPORATED BY REFERENCE

As stated in Part III of this Annual Report on Form 10-K, portions of the registrant’s definitive proxy statement for the registrant’s 2006 Annual Meeting of Stockholders to be held on May 19, 2006 are incorporated by reference in Part III of this Annual Report on Form 10-K.

VIROPHARMA INCORPORATED

FORM 10-K ANNUAL REPORT

For Fiscal Year Ended December 31, 2005

“ViroPharma,” “ViroPharma” plus the design, and “Vancocin” are trademarks and service marks of ViroPharma or its licensors. We have obtained trademark registration in the United States for the marks in connection with certain products and services. All other brand names or trademarks appearing in this Annual Report on Form 10-K are the property of others.

PART I

ITEM 1.	BUSINESS

We are a biopharmaceutical company dedicated to the development and commercialization of products that address serious diseases. We have a core expertise in the area of infectious diseases and are committed to focusing our commercialization and development programs on products used by physician specialists or in hospital settings. We intend to grow through sales of our marketed product, Vancocin® capsules HCl, and through the continued development of our product pipeline and potential acquisition of products or companies.

We have one marketed product and multiple product candidates in clinical development. We market and sell Vancocin capsules HCl, the oral capsule formulation of vancomycin hydrochloride, in the United States and its territories. Vancocin is a potent antibiotic approved by the U.S. Food and Drug Administration, or FDA, to treat antibiotic-associated pseudomembranous colitis caused by Clostridium difficile, or C. difficile, and enterocolitis caused by Staphylococcus aureus, or S. aureus, including methicillin-resistant strains. We are developing maribavir for the treatment of cytomegalovirus, or CMV, infection, and HCV-796 for the treatment of hepatitis C virus, or HCV, infection. We have licensed the U.S. and Canadian rights for a third product candidate, an intranasal formulation of pleconaril, to Schering-Plough for the treatment of picornavirus infections.

We intend to continue to evaluate in-licensing or other means of acquiring products in clinical development, and marketed products, in order to expand our current portfolio. Such products may be intended to treat, or are currently used to treat, the patient populations treated by physician specialists or in hospital settings.

We were incorporated in Delaware in September 1994 and commenced operations in December 1994. Our executive offices are located at 397 Eagleview Boulevard, Exton, PA 19341, our telephone number is 610-458-7300 and our website address is www.viropharma.com. Information contained on our website is not incorporated into this Annual Report on Form 10-K.

Vancocin Capsules

In November 2004, we acquired all rights in the U.S. and its territories to manufacture, market and sell Vancocin, as well as rights to certain related vancomycin products, from Eli Lilly and Company (“Lilly”) for a $116 million upfront payment and additional purchase price consideration based on pre-defined sales levels through 2011. Lilly retained its rights to Vancocin outside of the U.S. and its territories.

C. difficile is a bacterium that produces toxins in the lower gastrointestinal, or GI, tract which can cause inflammation of the colon, severe diarrhea and occasionally death. The bacterium typically colonizes the GI tract during or after therapy with antibiotics, as these antibiotics reduce competition by other bacteria, allowing C. difficile to proliferate. Hospitalized patients, particularly the elderly who have been treated with broad spectrum antibiotics, are at greatest risk of acquiring diseases related to C. difficile infection. C. difficile-associated disease, or CDAD, is an infection of the lining of the large bowel, which usually manifests as a severe form of diarrhea and is one of the most common hospital-acquired, or nosocomial, infections.

It is extremely difficult to estimate with precision actual CDAD incidence. This is due to a number of factors, including that CDAD is not a CDC (U.S. Centers for Disease Control) reportable disease and is often not the primary reason that CDAD patients are admitted to hospitals. Nonetheless, experts within the infectious disease medical community have observed that the incidence and severity of CDAD have been increasing. We estimate that during 2005, CDAD affected over 400,000 patients in the U.S. Over the past two years, many states and medical societies have reported increased rates of CDAD and observed a higher incidence of more severe disease and associated increase in mortality. In addition, a significant concern expressed by clinicians has been the rapid progression observed in some patients to more severe and sometimes fatal disease.

The CDC postulates on its website that the increased rates of CDAD and severity of disease may be caused by a combination of three factors: changes in antibiotic use, changes in infection control practices and the emergence of a new strain of C. difficile characterized by increased virulence as well as potential antimicrobial resistance. This new epidemic strain of C. difficile is often referred to as toxinotype-III or the BI strain. This strain has been reported in at least 16 states in the U.S., according to the CDC.

Vancocin is the only drug approved by the FDA for the treatment of antibiotic-associated pseudomembranous colitis, a disease caused by C. difficile infections. Historically, a generic compound called metronidazole has typically been used as first-line treatment for CDAD, while Vancocin has been reserved by physicians for patients who have failed metronidazole therapy, who have relapsed or who are suffering from severe forms of CDAD. We believe that the epidemiological shift that has contributed to increased incidence and severity of CDAD has led to an increase in the use of Vancocin.

Product Pipeline

We have three product development programs. We have two active programs that target: (1) CMV with an initial focus on CMV infections in recipients of hematopoietic stem cell / bone marrow transplants, and (2) HCV. These programs are within the transplant and hospital settings or focus on diseases treated by hepatologists and gastroenterologists, and are at the center of our strategic focus. Our third program has been licensed to Schering-Plough and targets picornaviruses with intranasal pleconaril.

The following chart generally describes our clinical development programs:

Product Candidate	Program Indication	Development Status	ViroPharma Commercialization Rights
Maribavir	CMV infection	Phase 2	Worldwide, other than Japan

HCV-796	HCV infection	Phase 1b	Co-promotion rights in the U.S. and Canada with Wyeth

Intranasal pleconaril	Common cold and asthma exacerbations	Phase 2	Licensed to Schering-Plough

CMV Program

As of December 31, 2005, we have completed four Phase 1 clinical trials with maribavir to evaluate the potential for drug interactions and to evaluate the pharmacokinetics of maribavir in subjects with renal impairment and in subjects with hepatic impairment. We have completed dosing in a Phase 1 clinical trial to evaluate the relative bioavailability of different tablet formulations. A Phase 2 clinical trial with maribavir for the prevention of CMV infections in allogeneic stem cell transplant patients, which was initiated in mid-2004, was fully enrolled as of November 2005, and we expect to have preliminary data from our Phase 2 clinical trial by the end of the first quarter of 2006. If these data are supportive, we plan to initiate Phase 3 clinical trials.

CMV is a member of the herpes virus group, which includes the viruses that cause chicken pox, mononucleosis, herpes labialis (cold sores) and genitalis (genital herpes). Like other herpes viruses, CMV has the ability to remain dormant in the body for long periods of time. CMV infection rates average between 50% and 85% of adults in the U.S. by 40 years of age. In most individuals with intact immune systems, CMV causes little to no apparent illness. However, in immunocompromised individuals, CMV can lead to serious disease or death. Currently, patients who are immunosuppressed following hematopoietic stem cell/bone marrow or solid organ transplantation remain at high risk of CMV infection. In these patients, CMV can lead to severe conditions such as pneumonitis or hepatitis, or to complications such as acute or chronic rejection of a transplanted organ, or even death. There are approximately 19,000 autologous and allogeneic stem cell / bone marrow transplant patients in North America, and 26,000 solid organ transplant patients in the U.S. on an annual basis who are at increased risk of serious repercussions from infection.

HCV Program

In the first quarter of 2005, we, with our partner Wyeth, completed a Phase 1 clinical trial with HCV-796 in healthy subjects. In November 2005, we announced the preliminary results of a Phase 1b proof of concept dose ranging clinical trial with HCV-796 in hepatitis C infected patients. Our Phase 1b trial was a randomized, double blind, multiple ascending dose, placebo-controlled study at a leading clinical research facility in the U.S. involving patients with chronic HCV infection who were näive to treatment. Seventy-two percent of all patients in the study were infected with HCV genotype 1. Trial participants were given twice-daily administration of 50, 100, 250, 500, 1000, or 1500 mg oral doses of HCV-796 or placebo for fourteen days. The study assessed the safety, antiviral activity, and pharmacokinetic profile of the drug compared to placebo.

In this study, HCV-796 was generally well tolerated across the treatment groups, and no dose-limiting toxicity was identified. Mild to moderate headache was the most frequent adverse event reported overall. There were no treatment-emergent serious adverse events.

HCV-796 drug levels increased less than proportionally with increasing dose, and appeared to reach a plateau at the 1000 mg cohort. Through the first five cohorts, dose related responses to HCV-796 as measured by reduction in plasma HCV RNA levels from baseline were observed. In the 1000 mg cohort, the peak mean reduction in HCV RNA from baseline was 1.4 log 10 (96 percent) on day four, 1.3 log 10 (95 percent) on day seven, and 0.7 log 10 (80 percent) on day 14. The 500 mg cohort showed similar results. In this group, the mean reduction in HCV RNA was 1.4 log 10 on day four, 1.1 log 10 on day seven, and 0.4 log 10 on day 14. Viral reduction curves were of a similar pattern across all cohorts. For patients receiving placebo, mean plasma HCV RNA increased 0.1 log 10 compared to baseline on day four, and was unchanged from baseline on day 14. Antiviral activity appeared similar among patients infected with HCV genotype 1 compared to those with non-genotype 1 infection, although fewer subjects in the trial were infected with non-genotype 1 HCV. Additional analyses from HCV-796 studies, including the effect of food on absorption, pharmacodynamic/pharmacokinetic correlations, and viral genetic sequencing, are currently being conducted.

We and Wyeth have initiated studies to assess the antiviral activity, pharmacokinetics and tolerability of HCV-796 in combination with pegylated interferon. These data are expected in the second quarter of 2006. If these data are supportive, we and Wyeth will determine the next steps, including progression to a Phase 2 study.

Hepatitis is an inflammation of the liver that is often caused by viruses, such as hepatitis A, B, or C. Hepatitis C virus is recognized as a major cause of chronic hepatitis worldwide. According to the CDC and the World Health Organization, about 4 million Americans and 170 million people, worldwide, respectively, are infected with HCV. The acute stage, which occurs 2 weeks to 6 months after infection, usually is so mild that most people do not know they have been infected. About 75% of people who are newly infected with HCV progress to develop chronic infection. Liver damage (cirrhosis) develops in about 10% to 20% of persons with chronic infection, and liver cancer develops in 1% to 5% of persons with chronic infection over a period of 20 to 30 years. Liver damage caused by HCV infection is the most common reason for liver transplantation in the U.S.

Common Cold and Asthma Exacerbations Program

Pleconaril is a proprietary, small molecule inhibitor of picornaviruses, which we licensed from Sanofi-Aventis. In preclinical studies, pleconaril has demonstrated the ability to inhibit picornavirus replication in vitro by a novel, virus-specific mode of action. Pleconaril works by inhibiting the function of the viral protein coat, also known as the viral capsid, which is essential for virus infectivity and transmission. Preclinical studies have shown that pleconaril integrates within the picornavirus capsid at a specific site that is common to a majority of picornaviruses and disrupts several stages of the virus infection cycle. In May 2002, the FDA issued a “not-approvable” letter in response to our new drug application for an oral formulation of pleconaril for the treatment of the common cold in adults. In contrast, the new formulation of pleconaril is delivered intranasally.

In November 2004, we entered into a license agreement with Schering-Plough under which Schering-Plough assumed responsibility for all future development and commercialization of pleconaril in the U.S. and Canada. Schering-Plough paid us an initial license fee of $10.0 million in December 2004 and purchased our inventory of bulk drug substance for an additional $6.0 million in January 2005. We understand that Schering-Plough is planning to evaluate an intranasal formulation of pleconaril in Phase 2 clinical trials.

Business Development

We intend to continue to evaluate in-licensing or other means of acquiring products in clinical development, and marketed products, in order to expand our current portfolio. Such products may be intended to treat, or are currently used to treat, the patient populations treated by physician specialists or in hospital settings.

Competition for products in clinical development, or that are currently on the market, is intense and may require significant resources. There is no assurance that we will be successful in acquiring such products, or that such products can be acquired on terms acceptable to us. Additionally, if we are successful in acquiring a marketed product, we may have to expand our marketing team and build a sales force. There is no assurance that we would be successful in expanding our commercial capabilities, that we would be able to penetrate the markets for any such products or that we could achieve market acceptance of our products.

Strategic Relationships

Vancocin Capsules and Lilly

In November 2004, we acquired all rights in the U.S. and its territories to manufacture, market and sell Vancocin, the oral capsule formulation of vancomycin hydrochloride, as well as rights to certain related vancomycin products, from Lilly. Vancocin is a potent antibiotic approved by the FDA to treat antibiotic-associated pseudomembranous colitis caused by C. difficile and enterocolitis caused by S. aureus, including methicillin-resistant strains. Lilly retained its rights to vancomycin outside of the U.S. and its territories.

We paid Lilly an upfront cash payment of $116.0 million. During 2005, we were obligated to pay Lilly additional purchase price consideration equal to 50% of our net sales of Vancocin between $44 million and $65 million. We surpassed the maximum level of $65 million of net sales of Vancocin during 2005 and paid Lilly additional consideration of $10.5 million. We will pay additional amounts based on annual net sales of Vancocin as set forth below:

2006	35% payment on net sales between $46-65 million
2007	35% payment on net sales between $48-65 million
2008 through 2011	35% payment on net sales between $45-65 million

No additional payments are due to Lilly on net sales of Vancocin below or above the net sales levels reflected in the above table. We will account for the future additional payments as contingent consideration and record an adjustment to the carrying amount of the related intangible assets and a cumulative adjustment to the intangible amortization upon achievement of the related sales milestones. Assuming the maximum threshold is met at the end of each year, the cumulative amortization adjustment would be $0.6 million, $0.7 million and $1.2 million in the years ended December 31, 2006, 2007 and 2008, respectively. See Note 6 of the Consolidated Financial Statements for additional information on the intangible assets and amortization.

In the event we develop any product line extensions, revive discontinued vancomycin product lines (injectable or oral solutions), make improvements of existing products, or expand the label to cover new indications, Lilly would receive a royalty on net sales on these additional products for a predetermined time period.

In connection with the acquisition, we entered into a transition services agreement with Lilly. The transition period ended in January 2005 when we assumed responsibility for product inventory, warehousing, management services and distribution of the Vancocin brand in the U.S. We also entered into a supply agreement with Lilly for the manufacture and supply of the active pharmaceutical ingredient (API) of Vancocin as well as the Vancocin finished product for an agreed upon time period. In November 2005, we amended our manufacturing agreement with Lilly which, among other things, increased the amount of Vancocin that Lilly supplied to us during 2005, for which we agreed to pay up to an additional $4.5 million, and ensured that Lilly continues to supply us with Vancocin until at least September 30, 2006. That date will be extended to a later date if our third party supply chain is not qualified by September 30, 2006. The process of qualifying a third party supply chain is now ongoing. Lilly supplied the agreed upon increased product volume in 2005. The additional $4.5 million increased inventory costs and will increase our cost of sales for these specific units, which we expect to sell in the first half of 2006.

Cytomegalovirus and GlaxoSmithKline

In August 2003, we entered into a license agreement with GlaxoSmithKline (“GSK”) under which we acquired worldwide rights (excluding Japan) to an antiviral compound, maribavir, for the treatment of CMV disease. Maribavir is a benzimidazole compound that was in development by GSK for the treatment of CMV retinitis in HIV positive patients. We initiated a dose-ranging Phase 2 clinical trial with maribavir for the prevention of CMV infections in allogeneic stem cell / bone marrow transplant patients in July 2004.

Under the terms of the agreement, we have exclusive worldwide rights (excluding Japan) to develop and commercialize maribavir for the prevention and treatment of cytomegalovirus infections related to transplant (including solid organ and hematopoietic stem cell / bone marrow transplantation), congenital transmission, and in patients with HIV infection. The patents covering maribavir expire in 2015. We paid GSK a $3.5 million up-front cash licensing fee and will pay additional milestone payments based upon defined clinical development and regulatory events. We also will pay royalties to GSK and its licensor on product sales in the U.S. and rest of world (excluding Japan). We will be dependent on GSK to prosecute and maintain the patents related to maribavir, and to file any applications for patent term extension. We also may be dependent on GSK to protect such patent rights. We have the right to sublicense our rights under the agreement, which under certain circumstances requires consent from GSK.

Hepatitis C and Wyeth

In December 1999, we entered into a collaboration and license agreement with Wyeth (formerly American Home Products Corporation) to jointly develop products for use in treating hepatitis C due to the hepatitis C virus in humans. Under the agreement, we licensed to Wyeth worldwide rights under certain patents and know-how owned by us or created under the agreement. We have the right to co-promote these products in the U.S. and Canada and Wyeth will promote the products elsewhere in the world. Wyeth has the right to manufacture any commercial products developed under the agreement.

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

Wyeth paid us $5.0 million on the effective date of the original agreement, and is obligated to make milestone payments to us, and purchase additional shares of our common stock at a premium to the market price, upon the achievement of certain development milestones. Through December 31, 2005, Wyeth has purchased an aggregate of 200,993 shares of our common stock for $6.0 million upon the achievement of two milestones. The remaining milestone events generally include successful completion of steps in the clinical development of an HCV product and the submission for, and receipt of, marketing approval for the product in the U.S. and abroad. These milestones, however, may never be attained. Wyeth will provide significant financial support for the development of HCV therapeutic compounds developed under the agreement.

Until the expiration or termination of the agreement, any profits from the sale of products developed under the agreement and sold in the U.S. and Canada will be shared equally between us and Wyeth, subject to adjustment under certain circumstances. For sales of these products outside the U.S. and Canada, Wyeth will make royalty payments to us. These royalty payments will be reduced upon the expiration of the last of our patents covering those products.

Our agreement with Wyeth terminates, country-by-country, in the U.S. and Canada, if the parties are no longer co-promoting any product developed under the agreement, and outside the U.S. and Canada, when Wyeth is no longer obligated to pay us royalties on sales of products developed under the agreement.

Picornaviruses and Schering-Plough

In November 2004, we entered into a license agreement with Schering-Plough under which Schering-Plough has assumed responsibility for all future development and commercialization of pleconaril in the U.S. and Canada. Schering-Plough paid us an upfront option fee of $3.0 million in November 2003. In August 2004, Schering-Plough exercised its option to enter into a full license agreement with us following its assessment of the product’s performance in characterization studies. Schering-Plough paid us an initial license fee of $10.0 million in December 2004 and purchased our inventory of bulk drug substance for an additional $6.0 million in January 2005. We are also eligible to receive up to an additional $65.0 million in milestone payments upon achievement of certain targeted regulatory and commercial events, as well as royalties on Schering-Plough’s sales of intranasal pleconaril in the licensed territories. Schering-Plough is now responsible for the development and commercialization of the intranasal formulation of pleconaril for the treatment of the common cold. Sanofi-Aventis has exclusive rights to market and sell pleconaril in countries other than the U.S. and Canada.

Picornaviruses and Sanofi-Aventis

In our agreement with Sanofi-Aventis, originally entered into in December 1995 and amended and restated in February 2001, we received exclusive rights under patents owned by Sanofi-Aventis to develop and market all products relating to pleconaril and related compounds for use in picornavirus disease indications in the U.S. and Canada, as well as a right of first refusal for any other indications in the U.S. and Canada. We further amended our agreement with Sanofi-Aventis in November 2003 in connection with our entry into the option agreement with Schering-Plough in respect of intranasal pleconaril. As a result of Schering-Plough’s August 2004 exercise of its option to continue the development and commercialization of pleconaril, the November 2003 amendment provided that, among other things, the royalty rate payable to Sanofi-Aventis was reduced. Pleconaril is covered by one of the licensed U.S. patents, which expires in 2012, and one of the licensed Canadian patents, which expires in 2013. We will be dependent on Sanofi-Aventis to prosecute and maintain certain of these patents, and to file any applications for patent term extension. We also may be dependent on Sanofi-Aventis to protect such patent rights.

Under our agreement with Sanofi-Aventis, until the expiration or termination of the agreement, we must make royalty payments on any sales of products in the U.S. and Canada developed under the agreement, which royalty payments will be reduced upon the expiration of the last patent on pleconaril or any related drug, except for reduced royalty payments on Schering-Plough’s sales of the drug, if any, which extends indefinitely. We are entitled to royalties from Sanofi-Aventis on sales of products by Sanofi-Aventis outside the U.S. and Canada. Sanofi-Aventis will make a milestone payment to us upon submission of pleconaril for regulatory approval in Japan. We are required to pay a portion of these royalties and milestones payable to Schering-Plough under our agreement with them.

Our patent licenses under the amended and restated agreement with Sanofi-Aventis terminate on the later of expiration of the last patent licensed to us under the agreement or ten years following our first sale of a product in the U.S. or Canada containing a compound licensed to us under the agreement, or earlier under certain circumstances. In the event that our rights to use Sanofi-Aventis’s patents and trademarks terminate, under certain circumstances the agreement may restrict our ability to market pleconaril and compete with Sanofi-Aventis. In addition, Sanofi-Aventis has the right to terminate the agreement if we are subject to a change of control that would materially and adversely affect the development, manufacturing and marketing of the products under the agreement. The term automatically renews for successive five-year terms unless either party gives six months’ prior written notice of termination. We also have the right to manufacture, or contract with third parties to manufacture, any drug product derived from the pleconaril drug substance.

Manufacturing

We currently do not have capabilities to manufacture commercial or clinical trial supplies of drugs, and do not intend to develop such capabilities for any product in the near future. Our commercialization plans are to contract with third parties for the manufacture and distribution of our product candidates.

We entered into a supply agreement with Lilly for the manufacture and supply of the API of Vancocin and the Vancocin finished product for an agreed-upon time period. In November 2005, we amended our manufacturing agreement with Lilly which, among other things, increased the amount of Vancocin that Lilly supplied to us during 2005, and ensured that Lilly will continue to supply us with Vancocin until at least September 30, 2006. That date will be extended to a later date if our third party supply chain is not qualified by September 30, 2006.

In December 2005 we entered into agreements with OSG Norwich Pharmaceuticals, Inc. (“OSG Norwich”) to produce finished Vancocin product. We have received the required regulatory approval for the new source of Vancocin API, thereby enabling its use by our finished product manufacturer, and we are negotiating a supply agreement with the API manufacturer. The qualification process required to transfer Vancocin manufacturing from Lilly to OSG Norwich was completed in February 2006. We anticipate that we will commence purchasing a portion of our needs from OSG Norwich during the second quarter of 2006. We expect that all finished product will be purchased from OSG Norwich after the end of the third quarter 2006.

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

Customers

Our net product sales are solely related to Vancocin. Our customers are wholesalers who then distribute the product to pharmacies, hospitals and long term care facilities, among others. In the fourth quarter of 2005, three wholesalers represent approximately 95% of our total net product sales. Since Vancocin is currently the only approved oral antibiotic used to treat antibiotic-associated pseudomembranous colitis cased by an overgrowth of C. difficile in the colon, we do not believe that the loss of any one of these wholesalers would have a material adverse effect on product sales because product sales would shift to other wholesalers or alternative forms of distributors. However, the loss of a wholesaler could increase our dependence on a reduced number of wholesalers. Additionally, a change in agreement with a wholesaler could result in a material adverse effect on operating results.

Marketing and Sales

We have the exclusive right to market and sell Vancocin in the U.S. and its territories. Vancocin is distributed through wholesalers that sell the product to pharmacies, hospitals, clinics and other facilities licensed to dispense prescription medications. In order to assist in the distribution of Vancocin in the U.S., we engaged Cardinal Health PTS, LLC, or Cardinal, in January 2005 to manage our warehousing and inventory program and to handle fulfillment of customer orders. Cardinal also provides us with order processing, shipping, collection and invoicing services related to our product sales. We currently have a limited marketing staff and do not have a sales staff. We do not anticipate developing a sales staff for Vancocin, rather we intend to focus on educational initiatives, including thought leader development, physician education, and the targeted education of health professionals, by utilizing a small number of medical science liaisons. As of December 31, 2005, we have hired seven members of our regional medical scientist team.

Under our agreement with GSK, we have the exclusive right to market and sell maribavir for specific indications throughout the world (other than Japan). Under our agreement with Wyeth, we have the right to co-promote hepatitis C products arising from our collaboration in the U.S. and Canada. Under our agreement with Schering-Plough, they have the exclusive right to market and sell pleconaril in the U.S. and Canada. The success and commercialization of our hepatitis C product candidates depend in part on the performance of Wyeth.

Schering-Plough has the exclusive right to develop and commercialize pleconaril in the U.S. and Canada, thus the success and commercialization of pleconaril in those territories will depend entirely on the performance of Schering-Plough. If we are successful in acquiring FDA approval of maribavir or any other product candidate that we may acquire as a result of our business development efforts, we will need to build a commercial marketing and sales capability. There is no assurance that our marketing efforts for Vancocin will be successful, that any of our collaboration partners will be successful in commercializing the products that we have licensed to them, that our partners will adequately perform their obligations as expected, or that any revenue would be derived from such arrangements. In addition, there is no assurance that we will be able to build our own commercial marketing and sales organization.

Patents and Proprietary Technology

We believe that patent protection and trade secret protection are important to our business and that our future will depend, in part, on our ability to maintain our technology licenses, maintain trade secret protection, obtain patents and operate without infringing the proprietary rights of others both in the U.S. and abroad. The last core patent protecting Vancocin expired in 1996. In order to continue to obtain commercial benefits from Vancocin, we will rely on product manufacturing trade secrets, know-how and related non-patent intellectual property, and regulatory barriers to competitive products. We own two issued U.S. patents covering non-core vancomycin related technology. We currently have received one issued U.S. patent describing methods for treating pestivirus disease (a disease caused by viruses related to HCV) and related technology. We have one issued U.S. patent and two non-U.S. patents describing compounds, compositions and methods for treating respiratory syncytial virus (RSV) diseases. We have two pending U.S. patent applications describing compounds, compositions and methods of treating and preventing picornavirus disease and one pending U.S. patent application covering methods of reducing rhinovirus contagion. We have six U.S. patent applications that we co-own with Wyeth describing compounds and methods for treating hepatitis C and related virus diseases, including a patent application family that covers HCV-796 and claims related compounds, compositions and methods of use for the treatment of HCV infections, as well as compounds active against pestivirus diseases. We have two U.S. patent applications describing compounds, compositions and methods for treating respiratory syncytial virus (RSV) diseases. We also have filed related patent applications under the Patent Cooperation Treaty (PCT) as well as other non-U.S. national and/or regional patent applications. These patent applications describe compounds and methods for treating hepatitis C and related virus diseases, pestivirus diseases, RSV diseases and rotavirus and technology, compositions and methods for identifying inhibitors of HCV and related technology. We intend to seek patent protection on these inventions in countries having significant market potential around the world on the basis of the PCT and related foreign filings.

As patent applications in the U.S. are maintained in secrecy until patents are issued (unless earlier publication is required under applicable law or in connection with patents filed under the PCT) and as publication of discoveries in the scientific or patent literature often lags behind the actual discoveries, we cannot be certain that we or our licensors were the first to make the inventions described in each of these pending patent applications or that we or our licensors were the first to file patent applications for such inventions. Furthermore, the patent positions of biotechnology and pharmaceutical companies are highly uncertain and involve complex legal and factual questions, and, therefore, the breadth of claims allowed in biotechnology and pharmaceutical patents or their enforceability cannot be predicted. We cannot be sure that any patents will issue from any of these patent applications or, should any patents issue, that we will be provided with adequate protection against potentially competitive products. Furthermore, we cannot be sure that should patents issue, they will be of commercial value to us, or that private parties, including competitors, will not successfully challenge these patents or circumvent our patent position in the U.S. or abroad. In the absence of adequate patent protection, our business may be adversely affected by competitors who develop comparable technology or products.

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

The pharmaceutical industry is highly competitive and patents have been applied for by, and issued to, other parties relating to products competitive with those being developed by us. Therefore, our product candidates may give rise to claims that they infringe the patents or proprietary rights of other parties existing now and in the future. Furthermore, to the extent that we, or our consultants or research collaborators, use intellectual property owned by others in work performed for us, disputes may also arise as to the rights in such intellectual property or in related or resulting know-how and inventions. An adverse claim could subject us to significant liabilities to such other parties and/or require disputed rights to be licensed from such other parties. A license required under any such patents or proprietary rights may not be available to us, or may not be available on acceptable terms. If we do not obtain such licenses, we may encounter delays in product market introductions, or may find that we are prevented from the development, manufacture or sale of products requiring such licenses. In addition, we could incur substantial costs in defending ourselves in legal proceedings instituted before the U.S. Patent and Trademark Office or in a suit brought against us by a private party based on such patents or proprietary rights, or in a suit by us asserting our patent or proprietary rights against another party, even if the outcome is not adverse to us.

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

The steps required before a new drug product may be distributed commercially in the U.S. generally include:

•	conducting appropriate preclinical laboratory evaluations of the product’s chemistry, formulation and stability, and animal studies to assess the potential safety and efficacy of the product;

•	submission to the FDA of an Investigational New Drug Application (IND), including the results of preclinical evaluations and tests, along with manufacturing information and analytical data;

•	obtaining approval of Institutional Review Boards, or IRBs, to introduce the drug into humans in clinical studies;

•	conducting adequate and well-controlled human clinical trials that establish the safety and efficacy of the drug product candidate for the intended use, typically in the following three sequential, or slightly overlapping stages:

•	Phase 1: The drug is initially introduced into healthy human subjects or patients and tested for safety, dose tolerance, absorption, metabolism, distribution, excretion and evidence of biological activity;

•	Phase 2: The drug is studied in controlled, exploratory therapeutic trials in a limited number of patients to identify possible adverse effects and safety risks, to determine dose tolerance and the optimal effective dosage, and to collect initial efficacy data of the product for specific targeted diseases or medical conditions;

•	Phase 3: The drug is studied in an expanded, controlled patient population at multiple clinical study sites to demonstrate efficacy and safety at the optimized dose by measuring a primary endpoint established at the outset of the study;

•	submitting the results of preliminary research, animal studies, and clinical studies as well as chemistry, manufacturing and controls information and patent certification information on the drug to the FDA in a NDA;

•	undergoing a successful FDA pre-approval inspection prior to approval of an NDA; and

•	obtaining FDA approval of the NDA prior to any commercial sale or shipment of the drug product.

This process can take a number of years and typically requires substantial financial resources, and we cannot be certain that any approval will be granted on a timely basis, if at all. The results of preclinical studies and initial clinical trials are not necessarily predictive of the results from large-scale clinical trials, and all clinical trials may be subject to additional costs, delays or modifications due to a number of factors, including the difficulty in obtaining enough patients, clinical investigators, drug supply, or financial support, or because of unforeseen adverse effects. In addition, an independent IRB at each clinical site proposing to conduct the clinical trials must review and approve each study protocol and oversee the conduct of the trial. The FDA may also raise questions about the conduct of the trials as outlined in the IND and impose a clinical hold on the trial. If a clinical hold is imposed, all of FDA’s concerns must be resolved before the trial may begin again. Preclinical and clinical studies may take several years to complete, and there is no guarantee that an IND we submit will result in a submission of an NDA within any specific time period, if at all.

The FDA has issued regulations intended to expedite the approval process for the development, evaluation and marketing of new therapeutic products intended to treat life-threatening or severely debilitating diseases, especially where no alternative therapies exist. If applicable, these provisions may shorten the traditional product development process in the U.S. Similarly, products that represent a substantial improvement over existing therapies may be eligible for priority review and FDA approval time of six months. Nonetheless, even if a product is eligible for these programs, or for priority review, approval may be denied or delayed by the FDA or additional trials may be required. As a condition of approval FDA also can require further testing of the product and monitoring of the effect of commercialized products, including the performance of tests to assess pediatric safety and effectiveness of a pediatric formulation. The Agency has the power to prevent or limit further marketing of a product based on the results of these post-approval commitments. Upon approval, a drug product may be marketed only in those dosage forms and for those indications approved in the NDA.

Any products manufactured or distributed by us pursuant to FDA approval are subject to extensive continuing post-approval regulation by the FDA, including record-keeping requirements, obligations to investigate, analyze and report adverse experiences, and restrictions on advertising and promotional activities. In addition to continued compliance with standard regulatory requirements, the FDA also may require post-marketing testing and surveillance to monitor the safety and efficacy of the marketed product. Results of post-marketing studies may limit or expand the further marketing of the products. If we propose any modifications to a product, including changes in indication, manufacturing process, manufacturing facility or labeling, we may need to submit a NDA supplement to the FDA, and will not be able to commercialize any product with these modifications until FDA approval is received. Product approvals may be withdrawn if compliance with regulatory requirements is not maintained or if problems concerning safety or efficacy of the product are discovered following approval.

In addition to obtaining FDA approval for each indication to be treated with each product, each domestic drug product manufacturing establishment must register with the FDA, list its drug products with the FDA, comply with current Good Manufacturing Practices (cGMPs) and undergo periodic inspections by the FDA.

In complying with the FDA’s cGMP requirements, manufacturers must continue to spend time, money and effort in production, recordkeeping, quality control, and auditing to ensure that the marketed product meets applicable specifications and other requirements. The FDA periodically inspects drug product manufacturing facilities to ensure compliance with cGMPs. Failure to comply with FDA requirements, including cGMPs, subjects the manufacturer to possible FDA enforcement action, such as untitled letters, Warning Letters, suspension of manufacturing operations, seizure of the product, voluntary or mandatory recall of a product, injunctive action, consent agreements or suspension or revocation of product approval, as well as possible civil and criminal penalties. We currently rely on, and intend to continue to rely on, third parties to manufacture our compounds and products. Such third parties will be required to comply with FDA requirements, including cGMPs. We cannot be certain that we, or our present or future suppliers or third-party manufacturers, will be able to comply with all FDA regulatory requirements, and potential consequences of non-compliance could have a material adverse impact on our business.

Products manufactured in the U.S. for distribution abroad will be subject to FDA regulations regarding export, as well as to the requirements of the country to which they are shipped. These latter requirements are likely to cover the conduct of clinical trials, the submission of marketing applications, and all aspects of product manufacture and marketing. Such requirements can vary significantly from country to country. As part of our strategic relationships, our collaborators may be responsible for the foreign regulatory approval process of our products, although we may be legally liable for noncompliance. Foreign establishments manufacturing drug products for distribution in the U.S. also must list their products with the FDA and comply with cGMPs. They also are subject to periodic inspection by the FDA or by local authorities under agreement with the FDA.

The FDA’s laws, regulations and policies may change, and additional governmental regulations or requirements may be enacted that could delay, limit or restrict, or prevent regulatory approval of our products or affect our ability to test, manufacture, market, or distribute our products following approval.

On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act (MMA) was signed into law and provides outpatient prescription drug coverage to eligible Medicare beneficiaries. The MMA established an interim prescription drug discount card program in June 2004 which allowed Medicare beneficiaries to obtain a Medicare endorsed, drug-discount card from prescription drug card sponsors, including pharmacy benefit management companies, wholesale or retail pharmacy delivery systems, insurers, and Medicare Advantage plans. The primary prescription drug benefit under the MMA, the new Medicare Part D coverage began in January 2006. The new Part D prescription drug benefit is administered regionally through Medicare-approved insurance plans. The legislation allows for the importation of prescription drugs from Canada, but only if the Secretary of the U.S. Department of Health and Human Services certifies to Congress that such importation would pose no additional risk to the public’s health and safety and would result in significant reduction in the cost to customers, which the Secretary thus far has not done. There can be no assurance that this certification requirement will be maintained in future legislation or that the certification will continue to be withheld. Prior to the MMA, federal law would have permitted importation of medicines into the U.S. from a considerably larger group of developed countries, provided the U.S. Health and Human Services Department made the same safety and cost-savings certifications. We cannot predict the potential impact that the MMA will have on our business, because it is not clear how the law will be implemented by regulators or received by consumers and physicians. While the overall usage of pharmaceuticals may increase as the result of the expanded access to prescription drugs afforded under Medicare Part D, this may be offset by reduced pharmaceutical prices resulting from limited coverage of particular products in a therapeutic category and the enhanced purchasing power of the Medicare Part D plan sponsors. The impact could also be negative over the intermediate and longer term for our business generally as greater federal involvement and budget constraints may increase the likelihood of pricing pressures or controls in the future.

Federal and state governments also have pursued direct methods to reduce the cost of drugs for which they pay. We participate in state government-managed Medicaid programs as well as certain other qualifying federal and state government programs whereby discounts and mandatory rebates are provided to participating state and local government entities. We also participate in other programs with government entities, the most significant of which are the U.S. Department of Defense and the U.S. Department of Veterans Affairs. These entities receive minimum discounts based off a defined “non-federal average manufacturer price” for purchases. Additional programs in which we participate provide mandatory discounts for outpatient medicines purchased by certain Public Health Service entities and “disproportionate share” hospitals (hospitals meeting certain criteria regarding the percentage of needy population served).

Our operations are also subject to federal and state anti-kickback laws. Certain provisions of the Social Security Act prohibit entities such as us from knowingly and willingly offering, paying, soliciting or receiving any form of remuneration (including any kickbacks, bribe or rebate) in return for the referral of items or services for which payment may be made under a federal health care program, or in return for the recommendation, arrangement, purchase, lease or order of items or services for which payment may be made under a federal health care program. Violation of the federal anti-kickback law is a felony, punishable by criminal fines and imprisonment for up to five years or both. In addition, the Department of Health and Human Services may impose civil penalties and exclude violators from participation in federal health care programs such as Medicare and Medicaid. Many states have adopted similar prohibitions against payments intended to induce referrals of products or services paid by Medicaid or other third party payors. Several states have also enacted laws requiring recordkeeping and reporting of gifts and other value given to healthcare providers. Because of the far-reaching nature of these laws, there can be no assurance that the occurrence of one or more violations of these laws would not result in a material adverse effect on our business, financial condition and results of operations.

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

Moreover, we anticipate that Congress, state legislatures and the private sector will continue to review and assess controls on health care spending. Any such proposed or actual changes could cause us or our collaborators to limit or eliminate spending on development projects and may otherwise affect us. We cannot predict the likelihood, nature, or extent of adverse governmental regulation that might result from future legislative or administrative action, either in the U.S. or abroad. Additionally, in both domestic and foreign markets, sales of our proposed products will depend, in part, upon the availability of reimbursement from third-party payors, such as government health administration authorities, managed care providers, private health insurers and other organizations. Significant uncertainty often exists as to the reimbursement status of newly approved health care products. In addition, third-party payors are increasingly challenging the price and cost effectiveness of medical products and services. There can be no assurance that our proposed products will be considered cost-effective or that adequate third-party reimbursement will be available to enable us to maintain price levels sufficient to realize an appropriate return on our investment in product research and development.

Competition

The last core patent protecting Vancocin expired in 1996. As a result, there is a potential for significant competition from generic products that treat the same conditions addressed by Vancocin. Such competition could result in a significant reduction in sales of Vancocin. We believe that regulatory hurdles, as well as product manufacturing trade secrets, know-how and related non-patent intellectual property may present barriers to market entry of generic competition. However, there can be no assurance that these barriers will actually delay or prevent generic competition.

Vancocin sales for treatment of antibiotic-associated pseudomembranous colitis caused by C. difficile have increased over the past 12 months; however, Vancocin’s share of the U.S. market for this indication may decrease due to competitive forces and market dynamics. Metronidazole, a generic product, is regularly prescribed to treat CDAD at costs which are substantially lower than for Vancocin. In addition, products which are currently marketed for other indications by other companies may also be prescribed to treat this indication.

Stem cell / bone marrow and solid organ transplant patients at risk for CMV infection or with active CMV disease are most likely to receive ganciclovir or valganciclovir (prodrug of ganciclovir), each of which were developed and are marketed by F. Hoffmann-La Roche. Ganciclovir and valganciclovir are associated with the adverse effect of neutropenia, which may limit their use in certain patients. Foscarnet (AstraZeneca) and cidofvir (Gilead Sciences) may also be used to treat active CMV infections in certain patient populations such as neutropenic patients, patients with ganciclovir-resistant CMV infection, or patients for whom ganciclovir is otherwise contraindicated. However, use of either foscarnet or cidofovir is limited by the side effect of renal impairment. Other broad-spectrum antiviral agents including valaciclovir and acyclovir (GSK) are marketed in several countries, and may also be used for the prevention of CMV infection in some patients. Additionally, we believe that there is at least one vaccine product in early-phase clinical trials and that there are several preclinical drug development initiatives targeted for this indication. The objective of the maribavir clinical program is to demonstrate that maribavir is at least as efficacious as the currently existing treatments with a better safety profile.

The most commonly used treatments for HCV are alfa-interferon products, alone or in combination with ribavirin. There are a number of products in clinical development including immunomodulators and specific inhibitors of HCV, making this a highly competitive field of clinical research. There currently are no approved antiviral agents directed specifically against HCV and no vaccine for prevention of HCV infection, although several companies, in addition to Wyeth and us, are working on developing such products. Approximately 30-50% of patients who receive full courses of currently available therapies achieve a sustained virologic response. There are several interferon products available worldwide, but there are substantial limitations to the use of these products when given as monotherapy or in conjunction with ribavirin in the treatment of chronic HCV infection. These include poor treatment response in patients infected with particular genotypes of the virus and significant side effects that can lead to discontinuation of therapy in approximately 20% of patients. We believe that this is an underserved market and are working with Wyeth toward advancing a specific antiviral product candidate for treatment of HCV. We believe that in the future, as new antiviral agents become available, patients with HCV will likely be treated with various combination therapies analogous to the treatment paradigm for HIV. Such combinations of antiviral agents could include non-nucleoside polymerase inhibitors, such as HCV-796, protease inhibitors and nucleoside polymerase inhibitors, all with or without interferon therapy. As a result, we believe HCV-796 may be complementary to certain other antiviral agents.

In addition to approved products, other companies are developing treatments for infectious diseases, including compounds in preclinical and clinical development for C. difficile, CMV, HCV and rhinovirus infections. These companies include both public and private entities, including well-known, large pharmaceutical companies, chemical companies, biotechnology companies and research institutions. For example, Genzyme Corporation, Oscient Pharmaceuticals and Optimer Pharmaceuticals have product candidates in clinical development for the treatment of C. difficile associated diarrhea that could be found to have competitive advantages over Vancocin. Approval of new products, or expanded use of currently available products, to treat CDAD, and particularly severe disease caused by C. difficile infection, could materially and adversely affect our sales of Vancocin. We believe that there is at least one vaccine product in clinical trials and that there are several preclinical drug development initiatives targeted for the prevention of CMV infection. In addition, several other companies, including Idenix, Vertex and Schering-Plough, are developing compounds to treat hepatitis C. Developments by these or other entities may render our products under development non-competitive or obsolete. Our ability to compete successfully will be based on our ability to:

•	develop proprietary products;

•	attract and retain scientific personnel;

•	obtain patent or other protection for our products;

•	obtain required regulatory approvals; and

•	manufacture and successfully market our products either alone or through outside parties.

We intend to evaluate in-licensing or other opportunities to acquire products in development, or those that are currently on the market. We plan to seek products for diseases treated by physician specialists and in hospital settings to complement the markets that we hope our CMV and HCV programs will serve or in which Vancocin is prescribed. We will face intense competition in acquiring products to expand our product portfolio. Many of the companies and institutions that we will compete with in acquiring products to expand our product portfolio have substantially greater capital resources, research and development staffs and facilities than we have.

Many of our competitors have substantially greater financial, research and development, manufacturing, marketing and human resources and greater experience in product discovery, development, clinical trial management, FDA regulatory review, manufacturing and marketing than we do.

Employees

As of February 24, 2006, we had 48 employees and we are currently seeking to fill certain additional positions. A significant number of our management and professional employees have had prior experience with pharmaceutical, biotechnology or medical products companies. None of our employees are covered by collective bargaining agreements. We believe that we have been successful in attracting skilled and experienced personnel; however, competition for such personnel is intense. We believe that our relations with our employees are good.

Legal Proceedings

We are currently not involved in any material litigation.

Executive Officers

Name	Age	Position
Michel de Rosen	54	President, Chief Executive Officer and Chairman of the Board of Directors
Colin Broom, M.D.	50	Vice President, Chief Scientific Officer
Thomas F. Doyle	45	Vice President, General Counsel and Secretary
Vincent J. Milano	42	Vice President, Chief Operating Officer, Chief Financial Officer and Treasurer
Joshua M. Tarnoff	42	Vice President, Chief Commercial Officer

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

Vincent J. Milano has served as Chief Operating Officer since January 2006, as Vice President, Chief Financial Officer of ViroPharma since November 1997, as Vice President, Finance & Administration since February 1997, as Treasurer since July 1996, and as Executive Director, Finance & Administration from April 1996 until February 1997. From 1985 until 1996, Mr. Milano was with KPMG LLP, where he was Senior Manager since 1991. Mr. Milano received his B.S. in Accounting from Rider College. Mr. Milano also is a director of VerticalNet, Inc.

Joshua M. Tarnoff has served as Vice President, Chief Commercial Officer since August 2004. Prior to joining ViroPharma, he served as the Senior Marketing Director, Phoenix Business Unit (Established Brands Business Unit), at AstraZeneca Pharmaceuticals. During his tenure, Mr. Tarnoff created the Phoenix Business Unit with responsibility for improving and maximizing AstraZeneca Pharmaceuticals’ established brands portfolio. Prior to AstraZeneca Pharmaceuticals, he held positions of increasing seniority at Astra Merck and Astra Pharmaceuticals, including his service as the Director of Marketing of the Respiratory Therapeutics Area and similar roles in the Cardiovascular Therapeutic Area. Mr. Tarnoff holds a Bachelor of Arts degree in biology from LaSalle University.

Available Information

Our Internet website is www.viropharma.com and you may find our SEC filings on the “Investors” page of that website. We provide access to all of our filings with the U.S. Securities and Exchange Commission, or SEC, free of charge, as soon as reasonably practicable after filing with the SEC on such site. Our Internet website and the information contained on that website, or accessible from our website, is not intended to be incorporated into this Annual Report on Form 10-K.

ITEM 1A. RISK	FACTORS

You should carefully consider the risk factors described below and all other information contained or incorporated by reference in this Annual Report on Form 10-K before you make an investment decision. If any of the following risk factors, as well as other risks and uncertainties that are not currently known to us or that we currently believe are not material, actually occur, our business, financial condition and results of operations could be materially and adversely affected. In that case, the trading price of our common stock could decline, and you may lose part or all of your investment.

We depend heavily on the continued sales of Vancocin.

If revenue from Vancocin materially declines, our financial condition and results of operations will be materially harmed because, other than potential royalties and milestone payments, sales of Vancocin may be our only source of revenue for at least the next several years.

Vancocin product sales could be adversely affected by a number of factors, including:

•	manufacturing or supply interruptions, including, difficulties encountered in qualifying a third party supply chain, which could impair our ability to acquire an adequate supply of Vancocin to meet demand for the product;

•	changes in the prescribing or procedural practices of physicians in the areas of infectious disease, gastroenterology and internal medicine, including off-label prescribing of other products;

•	the development of competitive generic versions of oral Vancocin, approval of products which are currently marketed for other indications by other companies or new pharmaceuticals and technological advances to treat the conditions addressed by Vancocin;

•	decreases in the rate of infections for which Vancocin is prescribed;

•	decrease in the sensitivity of the relevant bacterium to Vancocin;

•	changes in terms required by wholesalers, including “fee-for-service” contracts;

•	marketing or pricing actions by one or more of our competitors;

•	our ability to maintain all necessary contracts or obtain all necessary rights under applicable federal and state rules and regulations;

•	the approval of legislative proposals that would authorize re-importation of Vancocin into the U.S. from other countries;

•	regulatory action by the FDA and other government regulatory agencies;

•	changes in the reimbursement or substitution policies of third-party payors or retail pharmacies; and

•	product liability claims.

We cannot assure you that revenues from the sale of Vancocin will remain at or above current levels or achieve the level of net product sales that we expect. A decrease in sales of Vancocin could result in our inability to maintain profitability and could have a material adverse effect on our business, financial condition and results of operations.

Core patent protection for Vancocin has expired, which could result in significant competition from generic products and lead to a significant reduction in sales of Vancocin.

The last core patent protecting Vancocin expired in 1996. As a result, there is a potential for significant competition from generic products that treat the same conditions addressed by Vancocin. Such competition could result in a significant reduction in sales of Vancocin. We believe that regulatory hurdles, as well as product manufacturing trade secrets, know-how and related non-patent intellectual property may present barriers to market entry of generic competition. However, there can be no assurance that these barriers will actually delay or prevent generic competition. The effectiveness of these non-patent-related barriers to competition will depend primarily upon:

•	the nature of the market which Vancocin serves and the position of Vancocin in the market from time to time;

•	the growth of the market which Vancocin serves;

•	our ability to protect Vancocin know-how as a trade secret;

•	the complexities of the manufacturing process for a competitive product; and

•	the current or future regulatory approval requirements for any generic applicant.

We cannot assure you that generic competitors will not take advantage of the absence of patent protection for Vancocin to attempt to develop a competing product. From time to time we have become aware of information suggesting that other potential competitors may be attempting to develop a competing generic product. For example, on November 8, 2005, Akorn, Inc. announced that it had signed a letter of intent with Cipla, Ltd., to develop and supply an oral anti-infective Abbreviated New Drug Application, or ANDA, drug product which is distributed and used primarily in U.S. hospitals and has a current market size of approximately $100 million. Akorn disclosed that Cipla will be responsible for the development and manufacturing of the drug, and Akorn will be responsible for the ANDA regulatory submission and clinical development. The product was not identified, but may be an oral formulation of vancomycin. Except as discussed above, we are not aware of any public announcements, regulatory filings or public statements that potential generic competitors are developing a competing product.

We are not able to predict the time period in which a generic drug may enter the market, as this timing will be affected by a number of factors, including:

•	the time required to develop appropriate manufacturing procedures;

•	whether a method of demonstrating bioequivalence, or other in-vitro method, is available to an applicant to gain marketing approval by the FDA in lieu of performing clinical studies;

•	the nature of any clinical trials which are required, if any; and

•	the specific formulation of drug for which approval is being sought.

If a generic competitor were to formulate a competing product that was approved by the FDA and that gained market acceptance, it would have a material adverse effect on our sales of Vancocin and on our business.

We do not know whether Vancocin will continue to be competitive in the markets which it serves.

We currently generate revenues from sales of Vancocin in the U.S. for the treatment of antibiotic-associated pseudomembranous colitis caused by Clostridium difficile, or C. difficile, and enterocolitis caused by S. aureus, including methicillin-resistant strains. Vancocin sales for treatment of antibiotic-associated pseudomembranous colitis caused by C. difficile have increased over the past 12 months; however, Vancocin’s share of the U.S. market for this indication may decrease due to competitive forces and market dynamics. Metronidazole, a generic product, is regularly prescribed to treat CDAD at costs which are substantially lower than for Vancocin. In addition, products which are currently marketed for other indications by other companies may also be prescribed to treat this indication. Other drugs that are still in development by our competitors, including Genzyme Corporation, Oscient Pharmaceuticals, and Optimer Pharmaceuticals, could be found to have competitive advantages over Vancocin. Approval of new products, or expanded use of currently available products, to treat CDAD, and particularly severe disease caused by C. difficile infection, could materially and adversely affect our sales of Vancocin.

We rely on a single third party to perform the distribution and logistics services for Vancocin.

We rely on a single third party to provide all necessary distribution and logistics services with respect to our sales of Vancocin, including warehousing of finished product, accounts receivable management, billing, collection and recordkeeping. If our third party ceases to be able to provide us with these services, or does not provide these services in a timely or professional manner, it could significantly disrupt our commercial operations, and may result in our not achieving the sales of Vancocin that we expect. Additionally, any interruption to these services could cause a delay in delivering product to our customers, which could have a material adverse effect on our business.

The third party service provider stores and distributes our products from a single warehouse located in the central U.S. A disaster occurring at or near this facility could materially and adversely impact our ability to supply Vancocin to our wholesalers which would result in a reduction in revenues from sales of Vancocin.

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

Approximately 95% of our Vancocin sales are to the three largest pharmaceutical wholesalers. If any of these wholesalers ceases to purchase our product for any reason, then unless and until the remaining wholesalers increase their purchases of Vancocin or alternative distribution channels are established:

•	our commercial operations could be significantly disrupted;

•	the availability of Vancocin to patients could be disrupted; and

•	we may not achieve the sales of Vancocin that we expect, which could decrease our revenues and potentially affect our ability to maintain profitability.

We are aware that wholesalers have, in the past, entered into fee-for-service agreements with pharmaceutical companies in connection with the distribution of their products. Although we do not currently have such agreements in place with our wholesalers, our entering into fee-for-service arrangements with wholesalers could result in higher costs to us and adversely affect our product margins. Additionally, we do not require collateral from our wholesalers but rather maintain credit limits and as a result we have an exposure to credit risk in our accounts receivable. The highest account receivable we have experienced from any one wholesaler was approximately $13 million and we anticipate that this amount could increase if Vancocin sales continue to increase. While we have experienced prompt payment by wholesalers and have not had any defaults on payments owed, a default by a large wholesaler could have a material adverse effect on our revenues and our earnings.

If our supplies of Vancocin finished product or any other approved products are interrupted or if we are unable to acquire adequate supplies of Vancocin or any other approved products to meet increasing demand for the products, our ability to maintain our inventory levels could suffer and future revenues may be delayed or reduced.

We will try to maintain Vancocin inventory levels to meet our current projections, plus a reasonable stock in excess of those projections. Any interruption in the supply of Vancocin finished products could hinder our ability to timely distribute Vancocin and satisfy customer demand. If we are unable to obtain adequate product supplies to satisfy our customers’ orders, we may lose those orders, our customers may cancel other orders, and they may choose instead to stock and purchase competing products. This in turn could cause a loss of our market share and negatively affect our revenues. Supply interruptions may occur and our inventory may not always be adequate. Our initial manufacturing agreement with Lilly relating to the manufacture of Vancocin capsules, required that Lilly continue to supply Vancocin capsules to us until the earlier of the qualification of a third party supply chain for Vancocin capsules or the expiration of the manufacturing agreement. As a result of increased demand for Vancocin during the first nine months of 2005, we entered into an amendment to this agreement in November 2005, which increased the amount of Vancocin that Lilly supplied to us during 2005, and ensures that Lilly will continue to supply us with Vancocin until at least September 30, 2006. That date will be extended if our third party supply chain is not qualified by September 30, 2006. We and Lilly are in the process of qualifying the third party supply chain. In December 2005, we entered into agreements with OSG Norwich for the manufacture of finished product. We have received the required regulatory approval for the new source of Vancocin API, thereby enabling its use by our finished product manufacturer, and we are negotiating a supply agreement with the API manufacturer. The qualification process required to transfer Vancocin manufacturing from Lilly to OSG Norwich was substantially completed in February 2006. We anticipate that we will commence purchasing a portion of our needs from this party in the second quarter of 2006. However, we cannot assure you that there will be no disruption in the availability of sufficient supply to meet the demand for Vancocin.

Lilly currently is, and will be until the final qualification of our third party finished product supplier, the only manufacturer qualified by the FDA to manufacture Vancocin capsule finished product for distribution and sale in the U.S. Upon expiration of our agreement with Lilly, we will be dependent upon a single third party finished product supplier.

Numerous factors could cause interruptions in the supply of our Vancocin finished products or other approved products, including manufacturing capacity limitations, changes in our sources for manufacturing, our failure to timely locate and obtain replacement manufacturers as needed and conditions affecting the cost and availability of raw materials. Lilly experienced a supply interruption during 2002 due to changes in quality standards for Vancocin and its components and there is no assurance that we will not experience similar or dissimilar supply interruptions. In addition, any commercial dispute with any of our suppliers could result in delays in the manufacture of our product, and affect our ability to commercialize our products.

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

We currently depend, and will in the future continue to depend, on third parties to manufacture our products, including Vancocin and our product candidates. If these manufacturers fail to meet our requirements and the requirements of regulatory authorities, our future revenues may be materially adversely affected.

We do not have the internal capability to manufacture commercial quantities of pharmaceutical products under the FDA’s current Good Manufacturing Practice regulations, or cGMPs. In order to continue to develop products, apply for regulatory approvals and commercialize our products, we will need to contract with third parties that have, or otherwise develop, the necessary manufacturing capabilities.

There are a limited number of manufacturers that operate under cGMPs that are capable of manufacturing our products and product candidates. If we are unable to enter into supply and processing contracts with any of these manufacturers or processors for our development stage product candidates, there may be additional costs and delays in the development and commercialization of these product candidates. If we are required to find an additional or alternative source of supply, there may be additional costs and delays in the development or commercialization of our product candidates. Additionally, the FDA inspects all commercial manufacturing facilities before approving a new drug application, or NDA, for a drug manufactured at those sites. If any of our manufacturers or processors fails to pass this FDA inspection, the approval and eventual commercialization of our products and product candidates may be delayed.

All of our contract manufacturers must comply with the applicable cGMPs, which include quality control and quality assurance requirements as well as the corresponding maintenance of records and documentation. If our contract manufacturers do not comply with the applicable cGMPs and other FDA regulatory requirements, the availability of marketed products for sale could be reduced, our product commercialization could be delayed or subject to restrictions, we may be unable to meet demand for our products and may lose potential revenue and we could suffer delays in the progress of clinical trials for products under development. We do not have control over our third-party manufacturers’ compliance with these regulations and standards. Moreover, while we may choose to manufacture products in the future, we have no experience in the manufacture of pharmaceutical products for clinical trials or commercial purposes. If we decide to manufacture products, we would be subject to the regulatory requirements described above. In addition, we would require substantial additional capital and would be subject to delays or difficulties encountered in manufacturing pharmaceutical products. No matter who manufactures the product, we will be subject to continuing obligations regarding the submission of safety reports and other post-market information.

If we encounter delays or difficulties with contract manufacturers, packagers or distributors, market introduction and subsequent sales of our products could be delayed. If we change the source or location of supply or modify the manufacturing process, FDA and other regulatory authorities will require us to demonstrate that the product produced by the new source or location or from the modified process is equivalent to the product used in any clinical trials that were conducted. If we are unable to demonstrate this equivalence, we will be unable to manufacture products from the new source or location of supply, or use the modified process, we may incur substantial expenses in order to ensure equivalence, and it may harm our ability to generate revenues.

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

Vancocin has been approved for sale outside of the U.S., including but not limited to Canada, Brazil and Europe, and Lilly or its licensees will continue to market Vancocin outside of the U.S. There have been cases in which pharmaceutical products were sold at steeply discounted prices in markets outside the U.S. and then imported to the United States where they could be resold at prices higher than the original discounted price, but lower than the prices commercially available in the U.S. If this happens with Vancocin our revenues would be adversely affected. Additionally, there are non-U.S., Internet-based companies supplying Vancocin directly to patients at significantly reduced prices.

In recent years, various legislative proposals have been offered in the U.S. Congress and in some state legislatures that would authorize re-importation of pharmaceutical products into the U.S. from other countries including Canada. We cannot predict the outcome of such initiatives, which if adopted, could result in increased competition for our products and lower prices.

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

Historically, only a portion of the cost of Vancocin prescriptions is paid for or reimbursed by managed care organizations, government and other third-party payors. This reimbursement policy makes Vancocin less attractive, from a net-cost perspective, to patients and, to a lesser degree, prescribing physicians. For example, metronidazole, a drug frequently prescribed for CDAD, is significantly less expensive than Vancocin. If adequate reimbursement levels are not provided for Vancocin, or if reimbursement policies increasingly favor other products, our market share and gross margins could be negatively affected, as could our overall business and financial condition.

Our long-term success depends upon our ability to develop, receive regulatory approval for and commercialize drug product candidates and if we are not successful, our ability to generate revenues from the commercialization and sale of products resulting from our product candidates will be limited.

All of our drug candidates will require governmental approvals prior to commercialization. We have not completed the development of or received regulatory approval to commercialize any of our existing product candidates. Our failure to develop, receive regulatory approvals for and commercialize our development stage product candidates successfully will prevent us from generating revenues from the sale of products resulting from our product candidates. Our product candidates are at early stages of development and may not be shown to be safe or effective. We are performing a Phase 2 clinical trial on a product candidate for the prevention and treatment of CMV and reported preliminary results of a Phase 1b clinical trial of a product candidate for the treatment of HCV in November 2005. Our Phase 1b trial enrolled six cohorts of up to 16 patients each, with 12 receiving HCV-796 and four receiving placebo, with the objective of comparing HCV-796’s safety and tolerability to a placebo; characterizing the compound’s pharmacokinetic profile; and comparing the antiviral effect of HCV-796 with that of a placebo on plasma HCV RNA concentrations. The clinical trial results of our Phase 1b HCV clinical trial are preliminary and full analysis of the data, and further testing including clinical studies of HCV-796 in combination with pegylated interferon, or the larger clinical trials which will be required in order to achieve regulatory approval, may be inconsistent with the preliminary results and may not support further clinical development. Our potential therapies under development for the treatment of CMV and HCV will require significant additional development efforts and regulatory approvals prior to any commercialization. We cannot be certain that our efforts and the efforts of our partners in this regard will lead to commercially viable products. For example, in May 2002, we received a “not approvable” letter from the FDA in connection with an oral formulation of pleconaril to treat the common cold. We have since out-licensed pleconaril, an intranasal product candidate for the treatment of the common cold, to Schering-Plough. Negative, inconclusive or inconsistent clinical trial results could prevent regulatory approval, increase the cost and timing of regulatory approval, cause us to perform additional studies or to file for a narrower indication than planned. We do not know what the final cost to manufacture our CMV and HCV product candidates in commercial quantities will be, or the dose required to treat patients and, consequently, what the total cost of goods for a treatment regimen will be.

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

We have product candidates for the treatment of CMV and HCV in clinical development. Schering-Plough is conducting the clinical development of pleconaril. We must complete significant laboratory, animal and clinical testing on these product candidates before we submit marketing applications in the U.S. and abroad.

The rate of completion of clinical trials depends upon many factors, including the rate of enrollment of patients. For example, our enrollment of patients in our clinical trial for maribavir has been impacted by our ability to identify and successfully recruit a sufficient number of patients who have undergone allogeneic hematopoietic stem cell/bone marrow transplantation. If we are unable to accrue sufficient clinical patients who are eligible to participate in the trials during the appropriate period, we may need to delay our clinical trials and incur significant additional costs. In addition, the FDA or Institutional Review Boards may require us to delay, restrict, or discontinue our clinical trials on various grounds, including a finding that the subjects or patients are being exposed to an unacceptable health risk. Moreover, we may be unable to submit a NDA to the FDA for our product candidates within the timeframe we currently expect. Once a NDA is submitted, it must be approved by the FDA before we can commercialize the product described in the application. The cost of human clinical trials varies dramatically based on a number of factors, including:

•	the order and timing of clinical indications pursued;

•	the extent of development and financial support from corporate collaborators;

•	the number of patients required for enrollment;

•	the length of time required to enroll these patients;

•	the costs and difficulty of obtaining clinical supplies of the product candidate; and

•	the difficulty in obtaining sufficient patient populations and clinicians.

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

In 2003, Congress enacted the Pediatric Research Equity Act requiring the development and submission of pediatric use data for new drug products. Our failure to obtain these data, or to obtain a deferral of, or exemption from, this requirement could adversely affect our chances of receiving regulatory approval, or could result in regulatory or legal enforcement actions.

Even after we receive regulatory approval, as with Vancocin, if we fail to comply with regulatory requirements, or if we experience unanticipated problems with our approved products, our products could be subject to restrictions or withdrawal from the market.

Vancocin is, and any other product for which we obtain marketing approval from the FDA or other regulatory authority will be, along with the manufacturing processes, post-approval clinical data collection and promotional activities for each such product, subject to continual review and periodic inspection by the FDA and other regulatory bodies. After approval of a product, we will have, and with Vancocin, we currently have, significant ongoing regulatory compliance obligations. Later discovery of previously unknown problems with our products or manufacturing processes, or failure to comply with regulatory requirements, may result in penalties or other actions, including:

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

There are products already marketed by F. Hoffman La-Roche, AstraZeneca and Gilead Sciences Inc. for the prevention and treatment of CMV and Schering-Plough and F. Hoffman La-Roche for the treatment of HCV. We are aware of a number of other companies which have compounds in various stages of clinical development for the treatment HCV. Developments by these or other entities may render our product candidates non-competitive or obsolete. Furthermore, many of our competitors are more experienced than we are in drug development and commercialization, obtaining regulatory approvals and product manufacturing and marketing. Accordingly, our competitors may succeed in obtaining regulatory approval for products more rapidly and more effectively than we do for our product candidates. Competitors may succeed in developing products that are more effective and less costly than any that we develop and also may prove to be more successful in the manufacturing and marketing of products.

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

As part of our long-term strategy and in order to sustain our revenue growth, we intend to seek to acquire or in-license additional products to treat the patient population targeted by Vancocin and our current product candidates, or products to treat other diseases for which patients are treated by physician specialists or in hospital settings. Even if we are able to locate products or businesses that fit within our strategic focus, we cannot assure you that we will be able to negotiate agreements to acquire or in-license such additional products on acceptable terms or at all. Further, if we acquire a product or business, the process of integrating the acquired product or business may result in unforeseen operating difficulties and expenditures and may divert significant management attention from our ongoing business operations. Moreover, we may fail to realize the anticipated benefits for a variety of reasons, such as an acquired product candidate proving to not be safe or effective in later clinical trials. We may fund any future acquisition by issuing equity or debt securities, which could dilute the ownership percentages of our existing stockholders. Acquisition efforts can consume significant management attention and require substantial expenditures, which could detract from our other programs. In addition, we may devote resources to potential acquisitions that are never completed.

We cannot assure you that an acquired product or business will have the intended effect of helping us to sustain our revenue growth. If we are unable to do so, our business could be materially adversely affected.

Any of our future products may not be accepted by the market, which would harm our business and results of operations.

Even if approved by the FDA and other regulatory authorities, our product candidates may not achieve market acceptance by patients, prescribers and third-party payors. As a result, we may not receive revenues from these products as anticipated. The degree of market acceptance will depend upon a number of factors, including:

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

If our product candidates do not achieve market acceptance by a sufficient number of patients, prescribers and third-party payors, our business will be materially adversely affected.

We have limited sales and marketing infrastructure and if we are unable to develop our own sales and marketing capability we may be unsuccessful in commercializing our products.

Under our agreement with GSK, we have the exclusive right to market and sell maribavir throughout the world, other than Japan. Under our agreement with Wyeth, we have the right to co-promote HCV products arising from our collaboration in the U.S. and Canada. Schering-Plough is solely responsible for the marketing, promotion and sale of intranasal pleconaril following its approval.

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

We have entered into, and may in the future enter into additional, sales and marketing, distribution, manufacturing, development, licensing and other strategic arrangements with third parties. For example, in November 2004, we announced that we entered into a license agreement with Schering-Plough under which Schering-Plough assumed responsibility for all future development and commercialization of pleconaril. Sanofi-Aventis also has exclusive rights to market and sell pleconaril in countries other than the U.S. and Canada for which we will receive a royalty. Schering-Plough will receive a portion of any royalty payments made to us under our license agreement with Sanofi-Aventis for rights to pleconaril.

In August 2003, we entered into a license agreement with GSK under which we acquired exclusive worldwide rights, excluding Japan, from GSK to develop and commercialize an antiviral compound, maribavir, for the prevention and treatment of CMV infections related to transplant, including solid organ and hematopoietic stem cell / bone marrow transplantation, congenital transmission, and in patients with HIV infection. GSK retained the exclusive right to market and sell products covered by these patents and patent applications in Japan.

In December 1999, we entered into an agreement with Wyeth to develop jointly products for use in treating the effects of HCV in humans. Under the agreement, we exclusively licensed to Wyeth worldwide rights under patents and know-how owned by us or created under the agreement. While we have the right to co-promote these products in the U.S. and Canada, Wyeth has the exclusive right to promote these products elsewhere in the world, for which we will receive a royalty. Wyeth also has the exclusive right to manufacture any commercial products developed under the agreement.

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

Our license agreement with GSK imposes various obligations on us, including milestone payment requirements and royalties. If we fail to comply with these obligations, GSK has or may have the right to terminate the license, in which event we would not be able to market products covered by the license.

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

Even if we are successful in maintaining or increasing Vancocin revenues, we may be dependent upon our ability to raise financing for, and the successful development and commercialization of our product candidates in CMV and HCV.

We will need substantial funds to continue our business activities. We expect that Vancocin will generate significant cash flows for us and should allow us to substantially fund our development and other operating costs under our current business plan over the next several years. We expect to incur significant expenses over at least the next several years primarily due to our development costs from our CMV and HCV programs, business development activities seeking new opportunities to expand further our product pipeline, general and administrative expenses, and income taxes. If Vancocin revenues decrease, we may require additional capital to continue our business activities as currently planned.

In addition, the amount and timing of our actual capital requirements as well as our ability to finance such requirements will depend upon numerous factors, including:

•	our actual sales of Vancocin;

•	the cost of commercializing Vancocin and our product candidates;

•	our ability to generate revenue and positive cash flow through our HCV collaboration agreement with Wyeth;

•	whether we receive any of the additional milestone payments and royalties contemplated by our license agreement with Schering-Plough relating to development and commercialization of intranasal pleconaril;

•	the cost and progress of our clinical development programs;

•	the cost of milestone payments that may be due to GSK under our license agreement with them for maribavir, our product candidate to treat CMV, if pre-defined clinical and regulatory events are achieved;

•	the time and cost involved in obtaining regulatory approvals;

•	the cost of acquiring additional commercialized products and / or products in clinical development;

•	the cost of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights;

•	the effect of competing technological and market developments; and

•	the effect of changes and developments in our existing collaborative, licensing and other relationships.

We may be unable to generate or raise sufficient funds to complete our development, marketing and sales activities for any of our product candidates. Potential funding sources, besides Vancocin, include:

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

Prior to 2005 we had incurred losses in each year since our inception in 1994. As of December 31, 2005, we had an accumulated deficit of approximately $163.4 million. We achieved profitability for the fourth quarter ended December 31, 2004 and have maintained profitability in each of the four following quarters. Our ability to maintain profitability is dependent on a number of factors, including continued revenues from Vancocin sales, our ability to obtain regulatory approvals for our product candidates, successfully commercializing those product candidates, generating revenues from the sale of products from existing and potential future collaborative agreements, and securing contract manufacturing, distribution and logistics services. We do not know when or if we will acquire additional products to expand further our product portfolio, complete our product development efforts, receive regulatory approval of any of our product candidates or successfully commercialize any approved products. We expect to incur significant additional expenses over several years, and Vancocin’s ability to generate substantial cash flows over this timeframe could be materially and adversely affected by the introduction of effective generic or branded competing products. As a result, we are unable to accurately predict whether we will be able to maintain profitability and if not, the extent of any future losses or the time required to regain profitability, if at all.

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

We may not be successful in executing our strategy. There are a variety of risks and uncertainties that we face in executing this strategy.

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

In addition to the points noted above, our ability to sustain profitability is dependent on developing and obtaining regulatory approvals for our product candidates, successfully commercializing such product candidates, which may include entering into collaborative agreements for product development and commercialization, acquiring additional products through our business development efforts, and securing contract manufacturing services and distribution and logistics services. If our sales of Vancocin are materially adversely affected because of competition or other reasons, we may need to raise substantial additional funds to continue our business activities as currently planned.

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

The pharmaceutical industry places considerable importance on obtaining patent and trade secret protection for new technologies, products and processes. Our success depends, in part, on our ability to develop and maintain a strong patent position for our products and technologies in clinical development, both in the U.S. and in other countries. Litigation or other legal proceedings may be necessary to defend against claims of infringement, to enforce our patents, or to protect our trade secrets, and could result in substantial cost to us and diversion of our efforts. We intend to file applications as appropriate for patents describing the composition of matter of our drug candidates, the proprietary processes for producing such compositions, and the uses of our drug candidates. We own four issued U.S. patents, two non-U.S. patents and have eleven pending U.S. patent applications, six of which we co-own with Wyeth. We also have filed international, regional and non-U.S. national patent applications in order to pursue patent protection in major foreign countries.

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

Our ability to commercialize our product candidates successfully will depend, in part, on the extent to which reimbursement for the cost of such products and related treatments will be available from government health administration authorities, such as Medicare and Medicaid in the U.S., private health insurers and other organizations. Federal and state regulations govern or influence the reimbursement to health care providers of fees in connection with medical treatment of certain patients. In the U.S., there have been, and we expect there will continue to be, a number of state and federal proposals that could limit the amount that state or federal governments will pay to reimburse the cost of drugs. Continued significant changes in the health care system could have a material adverse effect on our business. Decisions by state regulatory agencies, including state pharmacy boards, and/or retail pharmacies may require substitution of generic for branded products, may prefer competitors’ products over our own, and may impair our pricing and thereby constrain our market share and growth. In addition, we believe the increasing emphasis on managed care in the U.S. could put pressure on the price and usage of our product candidates, which may in turn adversely impact future product sales.

Significant uncertainty exists as to the reimbursement status of newly approved health care products, particularly for indications for which there is no current effective treatment or for which medical care typically is not sought. Adequate third-party coverage may not be available to enable us to maintain price levels sufficient to realize an appropriate return on our investment in product development. If adequate coverage and reimbursement levels are not provided by government and third-party payors for use of our products, our products may fail to achieve market acceptance and we could lose anticipated revenues and experience delayed achievement of profitability.

In recent years, various legislative proposals have been offered in the U.S. Congress and in some state legislatures that include major changes in the health care system. These proposals have included price or patient reimbursement constraints on medicines and restrictions on access to certain products. We cannot predict the outcome of such initiatives, and it is difficult to predict the future impact of the broad and expanding legislative and regulatory requirements affecting us.

We depend on key personnel and may not be able to retain these employees or recruit additional qualified personnel, which would harm our ability to compete.

We are highly dependent upon qualified scientific, technical and managerial personnel, including our President and CEO, Michel de Rosen, our Vice President, Chief Operating Officer and Chief Financial Officer,

Vincent J. Milano, our Vice President and Chief Scientific Officer, Colin Broom, and our Vice President and Chief Commercial Officer, Joshua Tarnoff. Our ability to grow and expand into new areas and activities will require additional expertise and the addition of new qualified personnel. There is intense competition for qualified personnel in the pharmaceutical field. Therefore, we may not be able to attract and retain the qualified personnel necessary for the development of our business. Furthermore, we have not entered into non-competition agreements or employment agreements with our key employees. The loss of the services of existing personnel, as well as the failure to recruit additional key scientific, technical and managerial personnel in a timely manner, would harm our development programs, and our ability to manage day-to-day operations, attract collaboration partners, attract and retain other employees and generate revenues. We do not maintain key man life insurance on any of our employees.

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

Our stock price, like the market price of the stock of other pharmaceutical companies, has been volatile. For example, during the year ended December 31, 2005, the market price for our common stock fluctuated between $1.67 and $24.36 per share. The following factors, among others, could have a significant impact on the market for our common stock:

•	period to period fluctuations in sales of Vancocin;

•	results of clinical trials with respect to our product candidates in development or those of our competitors;

•	developments with our collaborators;

•	announcements of technological innovations or new products by our competitors;

•	litigation or public concern relating to our products or our competitors’ products;

•	developments in patent or other proprietary rights of ours or our competitors (including related litigation);

•	any other future announcements concerning us or our competitors;

•	any announcement regarding our acquisition of product candidates or entities;

•	future announcements concerning our industry;

•	governmental regulation;

•	actions or decisions by the SEC, the FDA or other regulatory agencies;

•	changes or announcements of changes in reimbursement policies;

•	period to period fluctuations in our operating results, including changes in accounting estimates;

•	our cash and cash equivalents balances;

•	changes in our capital structure;

•	changes in estimates of our performance by securities analysts;

•	market conditions applicable to our business sector; and

•	general market conditions.

Future sales of our common stock in the public market could adversely affect our stock price.

We cannot predict the effect, if any, that future sales of our common stock or the availability for future sale of shares of our common stock or securities convertible into or exercisable for our common stock will have on the market price of our common stock prevailing from time to time. We have an effective registration statement on Form S-3 which allows us to sell up to $39 million of securities in one or more public offerings. The registration statement provides us with the flexibility to determine the type of security we choose to sell, including common stock, preferred stock, warrants and debt securities, as well as the ability to time such sales when market conditions are favorable. Additionally, we have another effective registration statement on Form S-3 which permits the holders of up to 33.8 million shares of our common stock received upon conversion of our senior convertible notes to resell these shares from time to time.

As of December 31, 2005 we had outstanding options to purchase 3,006,131 shares of our common stock at a weighted average exercise price of $8.03 per share (1,748,212 of which have not yet vested) issued to employees, directors and consultants pursuant to our 1995 Stock Option and Restricted Share Plan, outstanding options to purchase 42,000 shares of our common stock at a weighted average exercise price of $19.49 per share (42,000 of which have not yet vested) issued to employees, directors and consultants pursuant to our 2005 Stock Option and Restricted Share Plan and outstanding options to purchase 86,074 shares of our common stock at a weighted average exercise price of $1.40 per share (19,248 of which have not yet vested) to non-executive employees pursuant to our 2001 Equity Incentive Plan. In order to attract and retain key personnel, we may issue additional securities, including stock options, restricted stock grants and shares of common stock, in connection with our employee benefit plans, or may lower the price of existing stock options. Sale, or the availability for sale, of substantial amounts of common stock by our existing stockholders pursuant to an effective registration statement or under Rule 144, through the exercise of registration rights or the issuance of shares of common stock upon the exercise of stock options or warrants, or the perception that such sales or issuances could occur, could adversely affect the prevailing market prices for our common stock.

ITEM 1B. UNRESOLVED	STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We currently lease 33,000 square feet in a facility located in Exton, Pennsylvania for our corporate and development activities under an operating lease expiring in 2017.

ITEM 3. LEGAL	PROCEEDINGS

None.

ITEM 4. SUBMISSION	OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is traded on the National Market segment of The Nasdaq Stock Market under the symbol “VPHM.” We commenced trading on The Nasdaq Stock Market on November 19, 1996. The following table sets forth the high and low sale prices as quoted on The Nasdaq Stock Market for each quarter of 2004 and 2005 and through February 24, 2006.

	High	Low
Year ended December 31, 2004
First Quarter	$3.74	$2.24
Second Quarter	$2.75	$1.46
Third Quarter	$2.61	$1.40
Fourth Quarter	$3.52	$1.78

Year ended December 31, 2005
First Quarter	$3.49	$2.15
Second Quarter	$7.37	$1.67
Third Quarter	$21.35	$6.57
Fourth Quarter	$24.36	$15.56

First Quarter 2006 (through February 24, 2006)	$23.44	$17.77

Holders and Dividends

There were approximately 696 record holders of our common stock as of February 24, 2006. We have never declared or paid any cash dividends on our common stock. We have declared and paid dividends in the past on our previously outstanding series A convertible participating preferred stock. As of February 24, 2006, we had no shares of preferred stock outstanding. Any future determination to pay dividends will be at the discretion of our board of directors and will be dependent on then existing conditions, including our financial condition, results of operations, contractual restrictions, capital requirements, business and other factors our board of directors deems relevant.

ITEM 6.	SELECTED FINANCIAL DATA

The selected financial data presented below under the caption “Consolidated Statement of Operations Data” for the years ended December 31, 2005, 2004, 2003, 2002 and 2001 and under the caption “Consolidated Balance Sheet Data” as of December 31, 2005, 2004, 2003, 2002 and 2001 are derived from our consolidated financial statements which have been audited. The data set forth below should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations, the Consolidated Financial Statements and the notes thereto and the other financial information included elsewhere in this Report.

In November 2004, we acquired all rights in the U.S. and its territories to manufacture market and sell Vancocin, as well as rights to certain related vancomycin products, from Eli Lilly and Company (“Lilly”). See Note 9 of the Consolidated Financial Statements.

	Year Ended December 31,
	2005	2004	2003	2002	2001
(in thousands, except per share amounts)
Consolidated Statement of Operations Data:
Net product sales	$125,853	$8,348	$—	$—	$—

Total revenues	132,417	22,389	1,612	5,537	3,385
Operating expenses:
Cost of sales	18,029	1,717	—	—	—
Research and development	10,610	16,388	23,043	39,823	43,013
Marketing, general and administrative	10,475	15,643	9,035	14,626	23,055
Intangible amortization and acquisition of technology rights	5,158	650	3,500	—	16,500

Total operating expenses	44,272	34,398	35,578	54,449	82,568
Operating income (loss)	88,145	(12,009)	(33,966)	(48,912)	(79,183)
Interest income	2,008	1,080	1,829	5,429	12,322
Interest (expense)	(11,304)	(10,320)	(8,438)	(11,034)	(11,620)
Income tax expense (benefit)	(37,805)	—	—	—	—

Net income (loss) from continuing operations	$113,705	$(19,534)	$(36,942)	$(26,623)	$(78,481)
Net income (loss) per share from continuing operations:
Basic	$2.56	$(0.73)	$(1.43)	$(1.11)	$(4.32)
Diluted	$2.02	$(0.73)	$(1.43)	$(1.11)	$(4.32)

Shares used in computing net income (loss) from continuing operations per share:
Basic	44,334	26,578	25,916	23,953	18,167
Diluted	57,610	26,578	25,916	23,953	18,167

	As of December 31,
	2005	2004	2003	2002	2001
Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments (1)	$233,413	$44,210	$121,148	$158,282	$240,040
Working capital	166,666	42,918	113,096	152,772	220,621
Total assets	435,525	178,360	133,458	173,531	266,181
Long-term debt (2)	—	190,400	127,900	134,908	180,125
Total stockholders’ equity (deficit)	326,977	(26,138)	(7,509)	27,811	39,430

(1)	Cash, cash equivalents and short-term investments includes $9.0 million in restricted cash at December 31, 2004, which became unrestricted in 2005.
(2)	Of the $190.4 million of long-term debt that were outstanding at December 31, 2004, $78.9 million was outstanding as of December 31, 2005. The subordinated convertible notes are reported as a current obligation, a component of working capital, since, as of December 31, 2005, it was the Company’s intent to redeem these notes the first quarter of 2006. See Note 8 of the Consolidated Financial Statements.

The Company has never paid dividends on common stock.

ITEM 7. MANAGEMENT’S	DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Background

We are a biopharmaceutical company dedicated to the development and commercialization of products that address serious diseases. We have a core expertise in the area of infectious diseases and are committed to focusing our commercialization and development programs on products used by physician specialists or in hospital settings. We intend to grow through sales of our marketed product, Vancocin® capsules HCl, and through the continued development of our product pipeline and potential acquisition of products or companies.

We have one marketed product and multiple product candidates in clinical development. We market and sell Vancocin capsules HCl, the oral capsule formulation of vancomycin hydrochloride, in the U.S. and its territories. Vancocin is a potent antibiotic approved by the U.S. Food and Drug Administration, or FDA, to treat antibiotic-associated pseudomembranous colitis caused by Clostridium difficile, or C. difficile, and enterocolitis caused by S. aureus, including methicillin-resistant strains. We are developing maribavir for the treatment of cytomegalovirus, or CMV, infection, and HCV-796 for the treatment of hepatitis C virus, or HCV, infection. We have licensed the U.S. and Canadian rights for a third product candidate, an intranasal formulation of pleconaril, to Schering-Plough for the treatment of picornavirus infections.

We intend to continue to evaluate in-licensing or other means of acquiring products in clinical development, and marketed products, in order to expand our current portfolio. Such products may be intended to treat, or are currently used to treat, the patient populations treated by physician specialists or in hospital settings.

During the year ended December 31, 2005, we were profitable from operations and ended the period with $233.4 million in cash, cash equivalents and short-term investments. The fourth quarter represents the fifth consecutive quarter during which we were profitable and the fourth quarter in our history that we were profitable primarily as a result of product sales.

During 2005, we raised an additional $12.5 million of debt and reduced our debt by $124.0 million to $78.9 million. On March 1, 2006, we redeemed the remaining $78.9 million principal amount of subordinated convertible notes, which eliminated all long-term debt that was outstanding at December 31, 2005. We have an accumulated deficit of $163.4 million at December 31, 2005. Prior to the acquisition of Vancocin, our first commercial product, we incurred historical losses. Historical losses resulted principally from costs incurred in research and development activities, write-off of acquired technology rights, general and administrative expenses, interest payments on our outstanding debt and sales and marketing expenses.

Executive Summary

During 2005, we experienced the following:

Business Activities

Vancocin:

•	Entered into supply chain agreements.

•	Expanded manufacturing capabilities.

•	Built inventory to levels we believe necessary to service customers in the near term.

•	Initiated a medical education program.

•	Launched a regional medical scientist team.

CMV:

•	Completed a phase 1 clinical trial with maribavir to evaluate the potential for drug interactions.

•	Initiated and completed a phase 1 clinical trial to evaluate the pharmacokinetics of maribavir in subjects with hepatic impairment.

•	Initiated and completed a phase 1 clinical trial to evaluate the relative bioavailability of different tablet formulations of maribavir.

•	Completed enrollment in a phase 2 clinical trial with maribavir for the prevention of CMV infections in allogeneic stem cell transplant recipients.

HCV (with our partner Wyeth):

•	Announced that phase 1 clinical data for the compound HCV-086 did not support further development of that compound.

•	Initiated and completed a phase 1 clinical trial with HCV-796 in healthy subjects.

•	Initiated and reported promising preliminary results from a phase 1b proof of concept dose ranging clinical trial with HCV-796 in hepatitis C infected patients.

Operating Results

•	Increased demand of Vancocin due to increased prescriptions, as compared to 2004.

•	Realized effects of price increases.

•	Released a portion of our deferred income tax valuation allowance.

Liquidity

•	Reduced debt principal by $124.0 million through repurchases and conversions.

•	Raised $163.5 million of net proceeds through the issuance of 10,350,000 shares of common stock.

•	Generated net cash from operating activities of $71.5 million.

In 2006 and going forward, we expect to face a number of challenges, which include the following:

The commercial sale of approved pharmaceutical products is subject to risks and uncertainties. There can be no assurance that future Vancocin sales will meet or exceed the historical rate of sales for the product, for reasons that include, but are not limited to, generic and non-generic competition for Vancocin and/or changes in prescribing habits.

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

We cannot be certain that we will be successful in developing and ultimately commercializing any of our product candidates.

There can be no assurance that cash flows from Vancocin sales will be sufficient to fund all of our ongoing development and operational costs over the next several years, that planned clinical trials can be initiated, or that planned or ongoing clinical trials can be successfully concluded or concluded in accordance with our anticipated schedule and costs. Moreover, the results of our business development efforts could require considerable investments.

Our actual results could differ materially from those results expressed in, or implied by, our expectations and assumption described in this Annual Report on Form 10-K. Please also see our discussion of the “Risk Factors” in Item 1A, which describe other important matters relating our business.

Recent Events

Issuance of 10,350,000 Shares of Common Stock

In December 2005, we sold 10,350,000 shares of newly issued common stock at $16.75 per share in a public offering. The net proceeds, after underwriting discounts, commissions and other fees, were $163.5 million. The shares included the offering of 9,000,000 shares and the exercise by the underwriters of their option to purchase an additional 1,350,000 shares of common stock.

Vancocin Capsules—Amended Manufacturing Agreement

In connection with the acquisition, we entered into a supply agreement with Eli Lilly and Company (“Lilly”) for the manufacture and supply of the active pharmaceutical ingredient (API) of Vancocin as well as the Vancocin finished product for an agreed upon time period. In November 2005, we amended our manufacturing agreement with Lilly which, among other things, increased the amount of Vancocin that Lilly supplied to us during 2005, for which we agreed to pay up to an additional $4.5 million, and ensured that Lilly continues to supply us with Vancocin until at least September 30, 2006. That date will be extended to a later date if our third party supply chain is not qualified by September 30, 2006. The process of qualifying a third party supply chain is now ongoing. Lilly supplied the agreed upon increased product volume in 2005. The additional $4.5 million increased inventory costs and will increase our cost of sales for these specific units.

Debt Reductions

On January 1, 2005, we had $190.4 million of long-term debt. By December 31, 2005, we had reduced that debt to $78.9 million. On March 1, 2006, we redeemed the remaining $78.9 million principal amount of subordinated convertible notes, which eliminated all long-term debt that was outstanding at December 31, 2005. The table below summarizes the activity of our long-term debt principal during 2005:

	Convertible Subordinated Notes	Senior Notes	Senior Convertible Notes	Total Debt Principal
January 1, 2005	$127,900	$62,500	$—	$190,400
Exchange	—	(62,500)	62,500	—
Exercise of purchase option	—	—	12,500	12,500
Repurchases	(48,980)	—	—	(48,980)
Voluntary conversions	—	—	(40,800)	(40,800)
Automatic conversions	—	—	(34,200)	(34,200)

December 31, 2005	$78,920	$—	$—	$78,920

The table above summarizes complex transactions that had material impacts on our results of operations, including net income, cash flow and stockholders’ equity. The table above does not include amounts related to derivative accounting. See Note 8 of the Consolidated Financial Statements, “Results of Operations” and “Liquidity” for the full financial impact and detailed information.

Vancocin Capsules—Contingent Consideration

In November 2004, we acquired all rights in the U.S. and its territories to manufacture, market and sell Vancocin, as well as rights to certain related vancomycin products, from Lilly. We paid Lilly an upfront cash payment of $116.0 million. During 2005, we were obligated to pay Lilly additional purchase price consideration equal to 50% of our net sales of Vancocin between $44 million and $65 million. We surpassed the maximum level of $65 million of net sales of Vancocin during 2005 and paid Lilly additional consideration of $10.5 million. We will pay additional amounts based on annual net sales of Vancocin as set forth below:

2006	35% payment on net sales between $46-65 million
2007	35% payment on net sales between $48-65 million
2008 through 2011	35% payment on net sales between $45-65 million

No additional payments are due to Lilly on net sales of Vancocin below or above the net sales levels reflected in the above table. We will account for the future additional payments as contingent consideration and record an adjustment to the carrying amount of the related intangible assets and a cumulative adjustment to the intangible amortization upon achievement of the related sales milestones. Assuming the maximum threshold is met at the end of each year, the cumulative amortization adjustment would be $0.6 million, $0.7 million and $1.2 million in the years ended December 31, 2006, 2007 and 2008, respectively. See Note 6 of the Consolidated Financial Statements for additional information on the intangible assets and amortization.

Pleconaril / Schering-Plough Corporation

In November 2004, we entered into a license agreement with Schering-Plough under which Schering-Plough has assumed responsibility for all future development and commercialization of pleconaril in the U.S. and Canada. Schering-Plough paid us an upfront option fee of $3.0 million in November 2003. In August 2004, Schering-Plough exercised its option to enter into a full license agreement with us following its assessment of the product’s performance in characterization studies. Schering-Plough paid us an initial license fee of $10.0 million in December 2004 and purchased our inventory of bulk drug substance for an additional $6.0 million in January 2005. We are also eligible to receive up to an additional $65.0 million in milestone payments upon achievement of certain targeted regulatory and commercial events, as well as royalties on Schering-Plough’s sales of intranasal pleconaril in the licensed territories. Schering-Plough is now responsible for the development and commercialization of the intranasal formulation of pleconaril for the treatment of the common cold. Sanofi-Aventis has exclusive rights to market and sell pleconaril in countries other than the U.S. and Canada.

Results of Operations

Years ended December 31, 2005 and 2004

	For the years ended December 31,
	2005	2004
(in thousands)
Net product sales	$125,853	$8,348
Total revenues	$132,417	$22,389
Gross margin	$107,824	$6,631
Net income (loss)	$113,705	$(19,534)

Net income (loss) per share:
Basic	$2.56	$(0.73)
Diluted	$2.02	$(0.73)

The improvement in net operating results of $133.2 million was due primarily to gross margin (net product sales less cost of sales) provided by Vancocin net product sales represented above, and the income tax benefit of releasing a portion of our valuation allowance to establish deferred tax assets. Operating results in 2005 were also impacted by $6.0 million in revenue from the sale of inventory to Schering-Plough pursuant to our 2004 license agreement, while 2004 includes $12.5 million in revenue from Schering-Plough agreements. The net loss in 2004 also includes $9.2 million of costs related to our January 2004 restructuring.

Revenues

Revenues consisted of the following:

	For the years ended December 31,
	2005	2004
(in thousands)
Net product sales	$125,853	$8,348
License fees and milestones revenues	6,564	13,070
Grant and other revenues	—	971

Total revenues	$132,417	$22,389

Revenue—Vancocin product sales

In 2004, Vancocin sales commenced in November 2004, upon our acquisition of the product from Lilly. The factors contributing to the level of net sales of Vancocin in the year ended December 31, 2005 include a 34.5% increase in prescriptions, as reported by a third-party, over the 2004 period and the realization of the sales price increases announced in December 2004, March 2005 and August 2005. Additionally, we believe the 2005 net product sales were affected by wholesaler inventory restocking to normal levels during the first quarter of 2005, resulting from Lilly’s product allocation during the third and fourth quarters of 2004.

Net sales of Vancocin were $40.3 million and $125.9 million for the three and twelve-months ended December 31, 2005, respectively, driven by price increases and prescription demand. Prescriptions increased 39.5% and 34.5% for the three and twelve months ended December 31, 2005, respectively, as compared to the same periods in 2004. Additionally, while fourth quarter 2005 prescriptions decreased approximately 4.0% from third quarter 2005 prescriptions, net sales of Vancocin in the fourth quarter of 2005 increased 13.1% over the third quarter of 2005. The prescription trend in the fourth quarter of 2005 compares favorably to the 6.3% decrease experienced from the third to fourth quarter of 2004. This increase was due to the following factors: the impact of the price increases announced in August 2005 and an increase in estimated wholesaler inventory to levels that we believe to be at the higher end of normal, partially offset by the fact that in the fourth quarter of 2005, the unit mix sold between the two presentations of Vancocin favored the lower priced presentation compared to the preceding quarter. We can not predict future prescription demand with any certainty. In the 2004 periods, net product sales were $8.3 million for the three and twelve months ended December 31, 2004, which are not comparable to the 2005 periods as we acquired Vancocin from Lilly in November 2004.

During 2004 and a portion of the quarter ended March 31, 2005, Vancocin was sold under our transition services agreement with Lilly, who was our only customer during the transition period. The transition agreement was terminated in January 2005, and upon the termination, we began selling directly to wholesalers. Approximately 95% of our sales are to three wholesalers. Vancocin product sales are influenced by prescriptions and wholesaler forecasts of prescription demand, which could be at different levels from period to period. As of December 31, 2005, we have reviewed net sales under our revenue recognition policy and no deferrals are necessary. This review also resulted in our determination that the estimated inventory held at the end of December 2005 by the three largest wholesalers, although increased from September 2005, was within a normal range for Vancocin.

Revenue—License fee and milestone revenue

License fee and milestone revenue primarily includes the following:

•	In 2005, the sale of inventory for $6.0 million pursuant to the terms of our license agreement with Schering-Plough for intranasal pleconaril.

•	In 2004, payments of $10.0 million pursuant to the terms of our license agreement with Schering-Plough for intranasal pleconaril.

•	In 2004, advanced payments from Schering-Plough of $2.5 million.

•	In both 2004 and 2005, amortization of payments received under our agreement with Wyeth of $0.6 million.

Our license fee and milestone revenues result from existing or future collaborations of development-stage product and currently vary greatly from period to period. (See “Liquidity, Operating Cash Inflows” for additional information)

Revenue—Grant and other revenue

For 2005, we recognized no grant and other revenue. During 2004, we recognized $0.7 million related to amounts agreed to be paid under our agreement with Schering-Plough and $0.3 million in grant payments under contracts that were transferred to a third party during 2004.

Cost of sales and gross product margin

	For the years ended December 31,
	2005	2004
(in thousands)
Net product sales	$125,853	$8,348
Cost of sales	18,029	1,717

Gross product margin	$107,824	$6,631

Vancocin cost of sales includes the cost of materials and distribution costs. Our gross product margin rate (net product sales less cost of sales as a percent of net product sales) for Vancocin increased in 2005 to 85.7% from 79.4% in 2004, which is primarily the result of our price increases announced in December 2004, March 2005 and August 2005.

Our cost to acquire Vancocin may be higher if we experience the need for increased production volumes above previously estimated amounts. As part of our November 2005 amendment of our manufacturing agreement with Lilly, we increased the amount of Vancocin that Lilly supplied to us, which resulted in additional costs for finished goods at December 31, 2005 of $4.5 million. This additional cost will increase our cost of sales as these specific units are sold, which we expect to sell in the first half of 2006.

Lilly will continue to manufacture finished product for us though September 30, 2006. We also expect our third party supply chain to be operational during 2006. Thus, while we expect our gross product margin to improve during 2006 over 2005, our actual margins will be impacted by the actual volume of finished product we order from each of Lilly and OSG Norwich. Moreover, to the extent that manufacturing yields increase or decrease after the manufacturing of Vancocin has been transitioned from Lilly to third parties, we anticipate that the unit cost to manufacture Vancocin may decrease or increase, respectively. As a result, we would expect the cost of product sales of Vancocin, and accordingly, gross product margin percentage, to fluctuate from quarter to quarter during 2006. Additionally, if we enter into fee-for-service agreements with wholesalers in future periods, the fees would negatively impact our gross product margins.

Research and development expenses

For each of our research and development programs, we incur both direct and indirect expenses. Direct expenses include third party costs related to these programs such as contract research, consulting, cost sharing payments or receipts, and preclinical and development costs. Indirect expenses include personnel, facility, and other overhead costs.

Research and development expenses were divided between our research and development programs in the following manner:

	For the years ended December 31,
	2005	2004
(in thousands)
Direct—Core programs
CMV	$4,817	$3,207
HCV	90	1,317
Vancocin / C. difficile	236	—
Direct—Non-core programs
Common cold	13	106
Indirect
Development	5,454	8,239
Discovery research	—	3,519

Total	$10,610	$16,388

Direct—Core Programs

Related to our CMV program, during 2005 we were conducting one phase 2 clinical study involving CMV-seropositive subjects who have undergone allogeneic stem cell transplantation and were collecting or analyzing data from several phase 1 clinical trials with maribavir (to evaluate the potential for drug interactions, pharmacokinetics in subjects with renal or hepatic impairment, and the evaluation of different tablet formulations). In November 2005, we completed enrollment in our Phase 2 clinical trial. During 2004, we initiated two phase 1 clinical trials with maribavir to evaluate the potential for drug interactions and to evaluate the pharmacokinetics of maribavir in subjects with renal impairment, respectively, and we initiated one phase 2 clinical study involving CMV-seropositive subjects who have undergone allogeneic stem cell transplantation.

Related to our HCV program, 2005 costs included payments to Wyeth made in accordance with our cost-sharing arrangement. During 2005, we initiated phase 1 clinical trials with our HCV compound, HCV-796. Wyeth pays a substantial portion of the collaboration’s predevelopment and development expenses. In addition, during the quarter ended March 31, 2005, we halted development on our former HCV lead product candidate, HCV-086. During 2004, the primary drivers of these costs were phase 1 clinical trials for HCV-086 and preclinical activities related to HCV-796.

During 2005, we incurred costs totaling $0.2 million for research and development activities related to Vancocin and C. difficile. During 2004, we had no similar activities.

Direct—Non-Core Programs

In 2005, we incurred minimal direct costs related to our common cold program. In 2004, all non-core program direct expenses were related to the completion of phase 1 clinical trials with the intranasal formulation of pleconaril, which was our only active product candidate in our non-core programs. The gross costs of $1.1 million for the year ended December 31, 2004 were netted by a $0.4 million credit from a revision of the estimated costs accrued for clinical development related to the oral formulation of pleconaril and a $0.6 million credit resulted from a settlement of a disputed accounts receivable for shared development expenses for oral formulation of pleconaril. In November 2004, Schering-Plough assumed responsibility for all future development and commercialization of pleconaril.

Indirect Expenses

The decrease in expenses related to indirect development activities was due primarily to the reduction of headcount and costs that resulted from the January 2004 restructuring.

We had no discovery research costs in 2005 as we exited these activities in our January 2004 restructuring. In 2004, our indirect expenses related to our discovery research activities also included $1.8 in million costs related to the January 2004 restructuring.

Marketing, general and administrative expenses

Marketing, general and administrative (MG&A) expenses of $10.5 million decreased $5.2 million for the year ended December 31, 2005 compared to the same period in 2004. The $5.2 million decrease was primarily due to $5.6 million of costs related to the January 2004 restructuring, $1.1 million charge related to the exit of an operating lease in 2004, and $0.6 million of second quarter 2004 costs related to our terminated bond offering. After considering these 2004 expenses, MG&A increased by $2.1 million primarily due to 2005 commercial and other personnel related expenses, partially offset by reduced facility costs.

Intangible amortization and acquisition of technology rights

Intangible amortization is the result of the Vancocin product rights acquisition in the fourth quarter of 2004. We had a valuation study performed by a third party, based on information provided by management, to determine the allocation of the estimated purchase price of the Vancocin acquisition among the intangible assets acquired as well as their estimated amortization period.

Intangible amortization was $5.2 million for 2005 and $0.7 million for 2004. The 2005 period includes $0.3 million of cumulative amortization related to $10.5 million contingent consideration. To the extent that we incur an obligation to Lilly for additional payments on Vancocin sales, as described in our agreement with Lilly, we will account for any future payment to Lilly as a contingent consideration and record an adjustment to the carrying amount of the related intangible asset and a cumulative adjustment to the intangible amortization upon achievement of the related sales milestones. Contingent consideration and Lilly related additional payments are more fully described under “Recent Events, Vancocin Capsules” above and in Note 6 of the Consolidated Financial Statements.

On an ongoing periodic basis, we evaluate the useful life of these intangible assets and determine if any economic, governmental or regulatory event has impaired the value of the assets or modified their estimated useful lives. As of December 31, 2005, there was no impairment of the carrying value of the intangible assets or change to the useful lives as estimated at the acquisition date.

Other Income (Expense)

Change in fair value of derivative liability

Based upon relevant information available, we estimated the fair value of the make-whole provision contained within our senior notes using a Monte Carlo simulation model to be $8.6 million, which included $7.9 million at the time of conversion of the senior notes into senior convertible notes in January 2005 and $0.7 million upon exercise of the initial investors’ purchase option in April 2005. This fair value of the make-whole provision, which was recorded as a derivative liability, was adjusted quarterly for changes in fair value during the periods that the senior convertible notes were outstanding, with the corresponding charge or credit to change in fair value of derivative liability. These adjustments resulted in a loss on the change in fair value of derivative liability of $4.0 million for the year ended December 31, 2005. Since all the senior convertible notes were converted in July 2005, no derivative liability remains.

Net gain on bond repurchase

We recorded a $1.1 million net gain on the bond repurchase related to the repurchase of $49.0 million of subordinated convertible notes in 2005 for $47.6 million. The net gain is comprised of an aggregated gross gain of $1.4 million, less the write-off of $0.3 million of deferred finance costs.

Gain on sale of biodefense assets, net

During the third quarter of 2004, we sold certain of our non-core assets, including compounds, assays and other intellectual property related to the development of antiviral drugs targeting the smallpox virus and viral hemorrhagic fever viruses, which resulted in a net gain on sale of $1.7 million.

Interest Income

Interest income for years ended December 31, 2005 and 2004 was $2.0 million and $1.1 million, respectively. Interest income increased primarily due to investments of the cash received from the issuance of common stock in December 2005. Prior to that increase in cash, interest income had not fluctuated materially as interest rate increases had offset our then lower invested balances.

Interest Expense

	For the years ended December 31,
	2005	2004
(in thousands)
Interest expense on 6% subordinated converible notes	$6,150	$7,657
Interest expense on 10% senior notes	330	1,267
Interest expense on 6% senior convertible notes	1,635	—
Amortization of finance costs	981	1,369
Amortization of debt discount	697	—
Beneficial conversion feature	1,489	—
Other interest	22	27

Total interest expense	$11,304	$10,320

Interest expense on notes includes interest on all our notes outstanding and decreased over 2004 due to varying principal amounts outstanding during the periods. Amortization of finance costs and debt discount in 2005 relates primarily to the senior convertible notes issued in January and April 2005, which were fully converted to common stock during the year, and in 2004 relates primarily to the senior notes issued in October 2004. The beneficial conversion feature related to the automatic conversions of the senior convertible notes in June and July 2005 and is the result of the fair value of the shares of common stock on the commitment date exceeding the stock value as defined by the auto-conversion provisions. See Note 8 of the Consolidated Financial Statements regarding the automatic conversion.

On March 1, 2006, the Company redeemed the remaining $78.9 million principal amount of subordinated convertible notes for $79.6 million. This eliminated the Company’s long-term debt that was outstanding at December 31, 2005. We will take a charge of $1.2 million related to this payment in the first quarter of 2006, which represents a loss of $0.7 million and the write-off of deferred finance costs of $0.5 million.

Income Tax Benefit

Our effective income tax benefit rate was 49.8% for the year ended December 31, 2005. Our income tax benefit of $37.8 million for the year ended December 31, 2005 includes $47.8 million to record our deferred tax assets by reducing our valuation allowance. This was necessary as we believe we will utilize a portion of the net operating loss and credit carryforwards, among other things. Additionally, we recorded income tax expense of $10.0 million, based on a combined federal and state estimated annual effective tax rate of 13.2%. The estimated annual effective tax rate was based on our estimated taxable income for 2005, which includes, among other things, the utilization of a portion of our available net operating loss and credit carryforwards.

Since we established our net deferred tax assets in 2005, we recorded a $47.8 million income tax benefit, as described above. We currently do not anticipate income tax benefits of this magnitude in the foreseeable future. We expect that future periods will include taxes at a higher rate than the effective rate for 2005. Due to the recognition of the deferred tax assets in 2005, we expect an effective income tax rate of 38% in 2006.

We will continue to evaluate the realizability of our deferred tax assets and liabilities on a periodic basis, and will adjust such amounts in light of changing facts and circumstances, including but not limited to future projections of taxable income, tax legislation, rulings by relevant tax authorities and the progress of ongoing tax audits. Should we further reduce the valuation allowance of deferred tax assets in future years, a tax benefit would be recognized. For further discussion see “Critical Accounting Policies” and Note 12 of the Consolidated Financial Statements regarding income taxes.

Years ended December 31, 2004 and 2003

Overview

	For the years ended December 31,
	2004	2003
(in thousands)
Net product sales	$8,348	$—
Total revenues	$22,389	$1,612
Net (loss)	$(19,534)	$(36,942)

Net (loss) per share:
Basic and Diluted	$(0.73)	$(1.43)

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

Revenues consisted of the following:

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

Revenue—License fee and milestone revenue

License fee and milestone revenue primarily includes the following:

•	In 2004, payments of $10 million pursuant to the terms of our license agreement with Schering-Plough for intranasal pleconaril.

•	Advanced payments from Schering-Plough of $2.5 million in 2004 and $0.5 million in 2003.

•	In both the 2004 and 2003 periods, amortization of payments received under our agreement with Wyeth was $0.6 million.

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

Cost of sales and gross product margin

	For the years ended December 31,
	2004	2003
(in thousands)
Net product sales	$8,348	$—
Cost of sales	1,717	—

Gross product margin	$6,631	$—

Vancocin cost of sales includes the cost of materials and distribution costs. We had no cost of sales in the 2003 periods as we acquired Vancocin in November 2004. Our gross product margin (net product sales less cost of sales as a percent of net product sales) for Vancocin during 2004 was 79.4%.

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

	For the years ended December 31,
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

Direct—Non-Core Programs

In the year ended December 31, 2004, we incurred $0.1 million in direct costs related to our common cold program compared to $0.8 million in direct costs during the year ended December 31, 2003. In the year ended December 31, 2004, all non-core program direct expenses were related to the intranasal formulation of pleconaril, our only active product candidate in our non-core programs. The gross costs of $1.1 million for the year ended December 31, 2004 were netted by a $0.4 million credit from a revision of the estimated costs accrued for clinical development related to the oral formulation of pleconaril and a $0.6 million credit resulted from a settlement of a disputed accounts receivable for shared development expenses for oral formulation of pleconaril. During the year ended December 31, 2003, we incurred $0.9 million of direct expenses related to clinical and regulatory activities related to our efforts to pursue the development of pleconaril for the treatment of serious and life-threatening diseases caused by enteroviral infections (CEMA). We ceased these development activities in connection with our January 2004 restructuring and have no comparable 2004 direct costs.

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

Interest and other expenses (gains)

Interest income for the year ended December 31, 2004 of $1.1 million decreased $0.7 million from interest income of $1.8 million for the year ended December 31, 2003. This was due to lower invested balances. Interest expense for the year ended December 31, 2004 of $10.3 million increased $1.9 million compared to $8.4 million in interest expense from the year ended December 31, 2003 due to the interest and amortization of financing costs from the issuance of the senior notes in October 2004.

Liquidity

We expect that our near term sources of revenue will arise from Vancocin product sales and milestone and license fee payments that we may receive from Wyeth and Schering-Plough if agreed upon events under our agreements with each of these companies are achieved. However, we cannot predict what the actual sales of Vancocin will be in the future, and there are no assurances that the events that require payments to us under the Wyeth and Schering-Plough arrangements will be achieved. In addition, while demand for Vancocin exceeded our estimates in 2005, there are no assurances that such demand will continue.

Our ability to generate positive cash flow is also impacted by the timing of anticipated events in our CMV and HCV programs, including results from clinical trials, the results of our product development efforts, and variations from our estimate of future direct and indirect expenses.

While we anticipate that revenues from Vancocin will continue to generate positive cash flow and should allow us to fund substantially all of our ongoing development and other operating costs, we may need additional financing in order to expand our product portfolio. At December 31, 2005, we had cash, cash equivalents and short-term investments of $233.4 million, $79.6 million of which was used in March 2006 to redeem the remaining $78.9 million of long-term debt that was outstanding at December 31, 2005. At December 31, 2005, the annualized weighted average nominal interest rate on our short-term investments was 2.6%.

During 2004, we funded the $116.0 million purchase price for the Vancocin acquisition through the use of $53.5 million from our cash reserves and the proceeds from the issuance of $62.5 million aggregate principal amount of senior notes and warrants to purchase 5.0 million shares of our common stock. The senior notes and the warrants were automatically exchanged for 6% senior convertible notes following stockholder approval of the issuance of the senior convertible notes on January 19, 2005. In April 2005, the initial investors in the senior notes exercised their purchase option and acquired an additional $12.5 million of the senior convertible notes with identical terms. By September 30, 2005, the entire principal balance of the senior convertible notes was converted into common stock. For more information regarding the senior convertible notes, see Note 8 of the Consolidated Financial Statements.

Overall Cash Flows

During the year ended December 31, 2005, we generated $71.5 million of net cash from operating activities, primarily from the cash contribution of Vancocin, our first commercial product, which includes the effects of net income and building inventory and $6.0 million from the sale of inventory to Schering-Plough, offset by $6.8 million in cash payments related to the make-whole provisions on the senior convertible notes. We also received $8.6 million from investing activities, which is the net result of the release of $9.0 million of restricted investments, the $10.5 million paid to Lilly for contingent consideration, and the decrease in cash held in short term investments. Our net cash provided by financing activities for the year ended December 31, 2005 was $129.1 million. This is primarily the net result of $163.5 million of net proceeds from the issuance of common stock completed in December 2005, the $11.7 million of net proceeds from the issuance of senior convertible notes and the use of $47.6 million for the repurchase of subordinated convertible notes.

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

Operating Cash Outflows

The cash flows we have used in operations historically have been applied to research and development activities, marketing and business development efforts, general and administrative expenses, and servicing our debt. Future cash flows will also include income tax payments. Bringing drugs from the preclinical research and development stage through phase 1, phase 2, and phase 3 clinical trials and FDA approval is a time consuming and expensive process. Because our product candidates are currently in the clinical stage of development, there are a variety of events that could occur during the development process that will dictate the course we must take with our drug development efforts and the cost of these efforts. As a result, we cannot reasonably estimate the costs that we will incur through the commercialization of any product candidate. The most significant uses of our near-term operating development cash outflows are as described below.

For each of our development programs, we incur both direct and indirect expenses. Direct expenses include third party costs related to these programs such as contract research, consulting, cost sharing payments or receipts, and preclinical and clinical development costs. Indirect expenses include personnel, facility and other overhead costs.

Direct expenses—Core Development Programs

CMV program—From the date we in-licensed maribavir through December 31, 2005, we incurred $11.6 million of direct costs in connection with this program, including the acquisition fee of $3.5 million paid to GSK for the rights to maribavir in September 2003.

During 2006, we expect maribavir-related activities to include completion of the phase 2 study that we initiated during July 2004, as well as the continuation of a series of phase 1 clinical pharmacology studies to support the clinical development program. Depending on the outcome of the phase 2 study, additional clinical development activities may be pursued. The results of this phase 2 study will significantly impact the timing and the amount of expenses, including potential milestone payments to GSK, that we will incur related to this program in future periods. However, if our CMV program progresses into phase 3 clinical development in 2006, we expect our expenses in 2006 for this program to be substantially higher than in 2005. In addition, discussions with the FDA regarding these future studies may impact the timing, nature and cost of future planned studies. We are solely responsible for the cost of developing our CMV product candidate.

Should we achieve certain product development events, we are obligated to make certain milestone payments to GSK, the licensor of maribavir.

HCV program—From the date that we commenced predevelopment activities for compounds in this program that are currently active through December 31, 2005, we incurred $2.0 million in direct expenses for the predevelopment and development activities relating to such compounds. These costs are net of contractual cost sharing arrangements between Wyeth and us. Wyeth pays a substantial portion of the collaboration’s predevelopment and development expenses.

During 2006, the planned activities include phase 1 testing of our HCV product candidate, HCV-796, in combination with pegylated interferon. If these data are supportive, we and Wyeth anticipate initiation of one or more phase 2 studies in 2006. The results of the planned studies, along with other predevelopment activities performed during the year, will significantly impact the timing and amount of expenses we will incur related to this program in future periods. In addition, discussions with the FDA regarding these future studies may impact the timing, nature and cost of future planned studies.

Should we achieve certain product development events, Wyeth is required to pay us certain cash milestones and to purchase, in cash, our common stock pursuant to terms of our collaboration agreement. Based on the activities planned by Wyeth and us, there is the potential to achieve one of these milestones in 2006. However, there can be no assurances that we will be successful in achieving this milestone during this timeframe, or at all.

Vancocin and C. difficile related—We acquired Vancocin in November 2004 and have spent approximately $0.2 million in direct research and development costs related to Vancocin or on related C. difficile activities since acquisition.

During 2006, we expect our research and development activities in the field of C. difficile to increase significantly and we expect this increase to result in additional direct costs above 2005 levels.

Direct Expenses—Non-Core Development Programs

Common Cold—From the date that we commenced predevelopment activities for the intranasal formulation of pleconaril through December 31, 2005, we incurred $1.9 million in direct expenses. We did not incur any significant direct expenses in connection with this program in 2005, nor will we in the future, as Schering-Plough has assumed responsibility for all future development and commercialization of pleconaril.

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

Business development activities

Through December 31, 2005, we paid an acquisition price of $116.0 million, paid $10.5 million related to additional purchase price consideration tied to product sales (see “Recent Events, Vancocin Capsules” above and Note 6 of the Consolidated Financial Statements) and incurred $2.0 million of fees and expenses in connection with the Vancocin acquisition. We also paid an acquisition fee of $3.5 million paid to GSK in 2003 for the rights to maribavir.

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

Debt service requirements

Subordinated Convertible Notes

On March 1, 2006, we redeemed the remaining $78.9 million principal amount of subordinated convertible notes for $79.6 million. This eliminated all long-term debt that was outstanding at December 31, 2005. See Note 8 of the Consolidated Financial Statements for additional information regarding our subordinated convertible notes.

Contractual Obligations

Future contractual obligations and commercial commitments at December 31, 2005 are as follows:

Contractual Obligations (1)	Total	1 year or less	2-3 years	4-5 years	More than 5 years
(in thousands)
Current portion of long-term debt (2)	$78,920	$78,920	$—	$—	$—
Minimum purchase requirements (3)	3,351	3,351	—	—	—
Operating leases (4)	8,217	671	1,336	1,332	4,878

Total	$90,488	$82,942	$1,336	$1,332	$4,878

(1)	This table does not include any milestone payments under our agreement with GSK in relation to our in-licensed technology, as the timing and likelihood of such payments are not known. Similarly, it does not include any additional payments due to Lilly in connection with the Vancocin acquisition, as the amount and timing of future additional payments are not determinable. Under the terms of the agreement with Lilly, Lilly is entitled to additional payments on net sales of Vancocin through 2011. The additional payments to be paid to Lilly are calculated as follows:

2006	35% payment on net sales between $46-65 million
2007	35% payment on net sales between $48-65 million
2008 through 2011	35% payment on net sales between $45-65 million

No additional payments are due to Lilly on sales of Vancocin below or above the sales levels reflected in the above table. We will account for the future payments as contingent consideration and will record an adjustment to the carrying amount of the related intangible asset and a cumulative adjustment to the intangible amortization upon achievement of the related sales milestones. Assuming the maximum threshold is met at the end of each year, the cumulative amortization adjustment would be $0.6 million, $0.7 million and $1.2 million in the years ended December 31, 2006, 2007 and 2008, respectively.

In the event we develop any product line extensions, revive discontinued vancomycin product lines (injectable or oral solution), make improvements of existing products, or expand the label to cover new indications, Lilly would receive an additional royalty on net sales on these additional products for a predetermined time period.

(2)	Represents principal balance of $78.9 million as of December 31, 2005 for the subordinated convertible notes. These notes were redeemed on March 1, 2006 for $79.6 million and are no longer outstanding. See Note 8 of the Consolidated Financial Statements.

(3)	Represents contractual commitment at December 31, 2005. As part of our manufacturing agreement with Lilly, as amended, we have certain minimum purchase requirements of Vancocin for a period of time less than one year, on a rolling basis. We are not contractually obligated to any amount of purchases past this time period, and cannot reasonably estimate the amount for which we may be obligated in the future. Excludes amounts related to our November 2005 amendment to our manufacturing agreement with Lilly as these amounts are reported in accounts payable and accrued expenses and other liabilities. See Note 4 of the Consolidated Financial Statements for additional information.

This table does not include various agreements that we have entered into for services with third party vendors, including agreements to conduct clinical trials, to manufacture product candidates, and for consulting and other contracted services due to the cancelable nature of the services. We accrue the costs of these agreements based on estimates of work completed to date. We estimate that approximately $3.7 million will be payable in future periods under arrangements in place at December 31, 2005. Of this amount, approximately $0.8 million has been accrued for work estimated to have been completed as of December 31, 2005 and approximately $2.9 million relates to future performance under these arrangements.

(4)	We currently lease 33,000 square feet in a facility located in Exton, Pennsylvania for our marketing, development and corporate activities under an operating lease expiring in 2017 with $8.1 million in future rental obligations.

Operating leases also includes equipment leases of $0.1 million.

Capital Resources

While we anticipate that revenues from Vancocin will continue to generate positive cash flow and should allow us to fund substantially all of our ongoing development and other operating costs, we may need additional financing in order to expand our product portfolio. Should we need financing, we would seek to access the public or private equity or debt markets, enter into additional arrangements with corporate collaborators to whom we may issue equity or debt securities or enter into other alternative financing arrangements that may become available to us.

Financing

We have an effective Form S-3 universal shelf registration statement filed with the Securities and Exchange Commission for the potential additional issuance of up to approximately $39 million of our securities. The registration statement provides us with the flexibility to determine the type of security we choose to sell, including common stock, preferred stock, warrants and debt securities, as well as the ability to time such sales when market conditions are favorable.

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

If we raise additional capital by accessing debt markets, the terms and pricing for these financings may be much more favorable to the new lenders than the terms obtained from our prior lenders. These financings also may require liens on certain of our assets that may limit our flexibility.

Additional equity or debt financing, however, may not be available on acceptable terms from any source as a result of, among other factors, our operating results, our inability to achieve regulatory approval of any of our product candidates, our inability to generate revenue through our existing collaborative agreements, and our inability to file, prosecute, defend and enforce patent claims and or other intellectual property rights. If sufficient additional financing is not available, we may need to delay, reduce or eliminate current development programs, or reduce or eliminate other aspects of our business.

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

Our summary of significant accounting policies is described in Note 2 to our Consolidated Financial Statements included in Item 8 of this Form 10-K. However, we consider the following policies and estimates to be the most critical in understanding the more complex judgments that are involved in preparing our consolidated financial statements and that could impact our results of operations, financial position, and cash flows:

•	Product Sales—Product revenue is recorded upon delivery to the wholesaler, when title has passed. Product demand from wholesalers during a given period may not correlate with prescription demand for the product in that period. As a result, we periodically estimate and evaluate the wholesalers’ inventory position. If we believe these levels are too high based on prescription demand and that there may be excess channel inventory for our product, we may not process wholesaler orders until these levels are reduced. After analysis of our estimated channel inventory, we may defer recognition of revenue on product that has been delivered. From acquisition in November 2004 through December 31, 2005, we have not deferred any product sales.

We establish provisions for sales discounts, chargebacks, product returns and rebates. These provisions are primarily based upon the history of Vancocin, including both Lilly and our ownership periods. We currently have no contracts with private third party payors, such as HMO’s. We do have contractual arrangements with governmental agencies, including Medicaid. We establish provisions for chargebacks and rebates related to these contracts based upon historical experience of government agencies’ market share and governmental contractual prices. Product return accruals are estimated based on Vancocin’s history of damage and product expiration returns. Since actual experience could vary significantly from expectations, we periodically analyze estimated channel inventory, historical governmental usage, potential expiration of unused product and quality assurance indicators to confirm our monthly provisions appear reasonable and within an acceptable range. Although from acquisition to date, we have not had a material adjustment to our sales related accruals, changes in usage of Vancocin could result in material impacts on future periods.

•	Impairment of Long-lived Assets—We review our fixed and intangible assets for possible impairment whenever events occur or circumstances indicate that the carrying amount of an asset may not be recoverable. Assumptions and estimates used in the evaluation of impairment may affect the carrying value of long-lived assets, which could result in impairment charges in future periods. Such assumptions include projections of future cash flows in determining whether an impairment exists and in measuring the current fair value of the asset. These assumptions are subjective and could result in a material impact on operating results in the period of impairment. The Company has not recognized any impairment during the year ended December 31, 2005.

On an ongoing periodic basis, we evaluate the useful life of intangible assets and determine if any economic, governmental or regulatory event has impaired the value of the assets or modified their estimated useful lives. This evaluation has not resulted in a change to the useful life of our intangible assets during the year ended December 31, 2005.

We review our short-term investments on a periodic basis for other-than-temporary impairments. This review is subjective as it requires management to evaluate whether an event or change in circumstances has occurred in that period that may have a significant adverse effect on the fair value of the investment. As of December 31, 2005, we have deemed our unrealized loss not to be other-than-temporary. (See Note 3 of the Consolidated Financial Statements)

•

Stock Based Employee Compensation—We apply APB Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations (APB 25) in accounting for all stock-based employee compensation. We have elected to adopt only the disclosure provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” as amended (SFAS 123). Had we applied SFAS 123, the pro forma impact on our net income (loss) for the years ended December 31, 2005, 2004 and 2003 would have been additional expense of $1.4 million, $2.6 million and $7.6 million, respectively. The calculation of this expense includes judgment related to the period of time used in calculating the volatility of our common stock and our estimate of the exercising habits of our employees, which is also influenced by our Insider Trading Policy. Changes in the volatility of our common stock or the habits of our employees could result in future expenses that are not consistent with current expenses. See “Recently Issued Accounting Pronouncements” for discussion on January 1, 2006 adoption of SFAS No. 123R, Share-Based Payments.

•	Income Taxes—Our annual effective tax rate is based on expected pre-tax earnings, existing statutory tax rates, limitations on the use of tax credits and net operating loss carryforwards and tax planning opportunities available in the jurisdictions in which we operate. Significant judgment is required in determining our annual effective tax rate and in evaluating our tax position.

On a periodic basis, we evaluate the realizability of our deferred tax assets and liabilities and will adjust such amounts in light of changing facts and circumstances, including but not limited to future projections of taxable income, tax legislation, rulings by relevant tax authorities, tax planning strategies and the progress of ongoing tax audits. Settlement of filing positions that may be challenged by tax authorities could impact the income tax position in the year of resolution. Our current tax liability is presented in the consolidated balance sheet within income taxes payable.

At December 31, 2005, we had $98.8 million of gross deferred tax assets, which included the effects of federal and state net operating loss (“NOL”) carryforwards of $50.6 million, capitalized research and development costs of $37.0 million and other items of $11.2 million. These assets are offset by a $49.1 million valuation allowance as our ability to estimate long-term future taxable income with a high level of certainty is limited. In assessing the realizability of deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the period in which those temporary differences becomes deductible or the NOLs and credit carryforwards can be utilized. When considering the reversal of the valuation allowance, we consider the level of past and future taxable income, the utilization of the carryforwards and other factors. Based upon these considerations, we reduced our valuation allowance by $47.8 million in the fourth quarter of 2005 as management believes it is more likely than not that we will realize the benefits of a portion of these deferred tax assets, net of the existing valuation allowances at December 31, 2005. This valuation adjustment reduced our 2005 effective tax rate. We expect that future periods will include income taxes at a higher rate. Revisions to the estimated net realizable value of the deferred tax asset could cause our provision for income taxes to vary significantly from period to period. Should we further reduce the valuation allowance of deferred tax assets, a current year tax benefit will be recognized and future periods would then include income taxes at a higher rate than the effective rate in the period that the adjustment is made.

As our business evolves, we may face additional issues that will require increased levels of management estimation and complex judgments.

Recently Issued Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123R, Share-Based Payment, (SFAS 123R). This statement replaces SFAS 123 and supersedes APB 25. This statement establishes standards for the accounting for which an entity exchanges its equity instruments for goods or services. This statement also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. SFAS 123R will require us to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost shall be recognized over the period during which an employee is required to provide service in exchange for the award—the requisite service period (vesting period). The grant-date fair value of employee share options will be estimated using option-pricing models adjusted for the unique characteristics of those instruments. We must adopt SFAS 123R in the first quarter of 2006. We are currently evaluating various implementation standards of SFAS 123R, including adoption methods and option pricing methodology. We expect that adoption of this statement will have a material impact on our consolidated financial statements. The pro forma impact on our net income (loss) for the years ended December 31, 2005, 2004 and 2003 of additional expense of $1.4 million, $2.6 million and $7.6 million, respectively, may not be indicative of the results from the valuation methodologies ultimately adopted and of the differences between SFAS 123 and SFAS 123R.

In November 2005, the FASB issued FASB Staff Position SFAS 123(R)-3, Transition Election Related to Accounting for the Tax Effects of Share-based Payment Awards, that provides an elective alternative transition method of calculating the pool of excess tax benefits available to absorb tax deficiencies recognized subsequent to the adoption of SFAS 123R (the “APIC Pool”) to the method otherwise required by paragraph 81 of SFAS 123R. We may take up to one year from the effective date of the FSP to evaluate our available alternatives and make our one-time election. We are currently evaluating the alternative methods in connection with our adoption of SFAS123R.

In November 2005, the FASB issued FASB Staff Position SFAS 115-1, The Meaning of Other-than-Temporary Impairment and Its Application to Certain Investments (FSP 115-1). This statement supersedes EITF Issue No. 03-1 and EITF Abstracts Topic No. D-44. This statement summarizes the accounting and disclosure guidance on other-than-temporary impairments of securities. We must adopt FSP 115-1 no later than January 1, 2006. While we are currently evaluating the impact of this statement, we do not expect that adoption of this statement will have a material impact on our consolidated financial statements.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, (“SFAS 154”). SFAS 154 replaces APB No. 20, Accounting Changes, and FAS 3, Reporting Changes in Interim Financial Statements. SFAS 154 changes the accounting for, and reporting of, a change in accounting principle. FAS 154 requires retrospective application to the prior period’s financial statements of voluntary changes in accounting principle and changes required by new accounting standards when the standard does not include specific transition provisions, unless it is impractical to do so. SFAS 154 is effective for accounting changes and corrections of errors in fiscal years beginning after December 15, 2005. While we are currently evaluating the impact of this statement, we do not expect that adoption of this statement will have a material impact on our consolidated financial statements.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

ITEM 7A. QUANTITATIVE	AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our holdings of financial instruments are primarily comprised of a mix of U.S. corporate debt, government securities and commercial paper. All such instruments are classified as securities available for sale. Our debt security portfolio represents funds held temporarily pending use in our business and operations. We manage these funds accordingly. Our primary investment objective is the preservation of principal, while at the same time maximizing the generation of investment income. We seek reasonable assuredness of the safety of principal and market liquidity by investing in cash equivalents (such as Treasury bills and money market funds) and fixed income securities (such as U.S. government and agency securities, municipal securities, taxable municipals, and corporate notes) while at the same time seeking to achieve a favorable rate of return. Our market risk exposure consists principally of exposure to changes in interest rates. Our holdings are also exposed to the risks of changes in the credit quality of issuers. Historically, we have typically invested in financial instruments with maturities of less than one year. The carrying amount, which approximates fair value, and the annualized weighted average nominal interest rate of our investment portfolio at December 31, 2005, was approximately $1.2 million and 2.6%, respectively. A one percent change in the interest rate would have resulted in a $0.5 million impact to interest income for the year ended December 31, 2005.

At December 31, 2005, we had outstanding $78.9 million of our subordinated convertible notes. The subordinated convertible notes were convertible into shares of our common stock at a price of $109 per share, subject to certain adjustments. The subordinated convertible notes bear interest at a rate of 6% per annum, payable semi-annually in arrears, and could be redeemed by us, at certain premiums over the principal amount. At December 31, 2005, the fair value of our subordinated convertible notes was approximately $79.3 million, based on quoted market prices. The fair value of our subordinated convertible notes is dependent upon, among other factors, the fair value of our common stock and prevailing market interest rates. On March 1, 2006, we redeemed the remaining $78.9 million principal amount of subordinated convertible notes. This eliminated all long-term debt that was outstanding on December 31, 2005.

ITEM 8. FINANCIAL	STATEMENTS AND SUPPLEMENTARY DATA

Our financial statements required by this item are attached to this Report beginning on page 65.

ITEM 9. CHANGES	IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable.

ITEM 9A. CONTROLS	AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer, or CEO, and our Chief Financial Officer, or CFO, of the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of December 31, 2005. Based on that evaluation, our management, including our CEO and CFO, concluded that as of December 31, 2005 our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to the Company’s management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the quarter ended December 31, 2005, we continued to implement new controls over net product sales, cost of sales and other transactions related to the commercial operations resulting from the 2004 acquisition of Vancocin. Also, during the quarter ended December 31, 2005, as a result of our 2005 income tax status, we implemented new controls over income tax reporting. This was required due to our having taxable income in 2005 and our release of a portion of our valuation allowance on deferred tax assets. Prior to the fourth quarter of 2005, our net deferred tax assets were fully offset by a valuation allowance. Other than these controls, there were no significant changes in our internal control over financial reporting identified in connection with the evaluation of such controls that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

Management Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control system was designed to provide reasonable assurance to the company’s management and board of directors regarding the preparation and fair presentation of published consolidated financial statements. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f)

promulgated under the Exchange Act as a process designed by, or under the supervision of, the company’s principal executive and principal financial officers and effected by the company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;

•	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Our management, including our Chief Executive Officer and Chief Financial Officer, do not expect that our internal control over financial reporting will prevent all error and all fraud. A control system, no matter how well designed and implemented, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues within a company are detected. The inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple errors or mistakes. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected.

Our management assessed the effectiveness of its internal control over financial reporting as of December 31, 2005. In making this assessment, it used the criteria based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission in “Internal Control — Integrated Framework” (COSO). Based on our assessments we believe that, as of December 31, 2005, our internal control over financial reporting is effective based on those criteria.

Our independent registered public accounting firm, KPMG LLP, has issued an audit report on our assessment of our internal control over financial reporting. Their report on management’s assessment and their opinion on the effectiveness of the Company’s internal control over financial reporting appears on the next page.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

ViroPharma Incorporated:

We have audited management’s assessment, included in the accompanying “Management Report on Internal Control Over Financial Reporting,” that ViroPharma Incorporated and subsidiaries (the Company) maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those polices and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by COSO. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of ViroPharma Incorporated and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 2005, and our report dated March 2, 2006 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Philadelphia, Pennsylvania

March 2, 2006

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

The information concerning our executive officers required by this Item is incorporated by reference herein to the section of this Annual Report in Part I entitled “Executive Officers of the Registrant”.

ITEM 11. EXECUTIVE	COMPENSATION

The information required by this Item will be set forth in our Proxy Statement, to be filed within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, and is incorporated by reference to our Proxy Statement.

ITEM 12. SECURITY	OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

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

ITEM 14. PRINCIPAL	ACCOUNTING FEES AND SERVICES

The information required by this Item will be set forth in our Proxy Statement, to be filed within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, and is incorporated by reference to our Proxy Statement.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation of the Company, as amended by a Certificate of Amendment of Amended and Restated Certificate of Incorporation dated May 18, 1999, as further amended by a Certificate of Amendment of Amended and Restated Certificate of Incorporation dated May 24, 2000. (1) (Exhibit 3.1)

3.2	Certificate of Designation establishing and designating the Series A Junior Participating Preferred Shares. (2) (Exhibit 3.2)

3.3	Amended and Restated By-Laws of the Company. (4) (Exhibit 3.3)

4.1	Rights Agreement, dated as of September 10, 1998, between ViroPharma Incorporated and StockTrans, Inc., as Rights Agent. (3) (Exhibit 4.1)

4.2	Amendment No. 1 to Rights Agreement. (5) (Exhibit 4.2)

4.3	Amendment No. 2 to Rights Agreement. (5) (Exhibit 4.1)

4.4	Indenture dated as of March 1, 2000 of ViroPharma Incorporated to Summit Bank as Trustee (including the form of note). (7) (Exhibit 4.3)

4.5	Senior Notes Indenture dated October 18, 2004 of ViroPharma Incorporated to U.S. Bank National Association as Trustee (including form of Senior Note). (19) (Exhibit 99.6)

4.6	Convertible Notes Indenture dated October 18, 2004 of ViroPharma Incorporated to U.S. Bank National Association as Trustee (including form of Convertible Note). (19) (Exhibit 99.7)

4.7	Supplemental Indenture No. 1 to Convertible Notes Indenture dated October 18, 2004 of ViroPharma Incorporated to U.S. Bank National Association as Trustee. (9) (Exhibit 99.7)

10.1††	Form of Employment Agreement. (25) (Exhibit 10.1)

10.2	Form of Indemnification Agreement. (25) (Exhibit 10.2)

10.3	Lease Termination Agreement, effective as of March 31, 2005, between the Company and The Hankin Group. (26) (Exhibit 10.1)

10.4	Investment Agreement among ViroPharma Incorporated and Perseus-Soros Biopharmaceutical Fund, L.P. dated May 5, 1999. (5) (Exhibit 10.21)

10.5†	Stock Purchase Agreement dated December 9, 1999 between American Home Products Corporation and ViroPharma Incorporated. (6) (Exhibit 10.26)

10.6††	Severance Agreement dated August 21, 2000 between ViroPharma Incorporated and Michel de Rosen. (10) (Exhibit 10.31)

10.7†	First Amended and Restated Agreement dated February 27, 2001 between Sanofi-Synthelabo and ViroPharma Incorporated. (11) (Exhibit 10.32)

10.8	Stock Purchase Agreement dated as of September 9, 2001 between ViroPharma Incorporated and Aventis Pharma Inc. (12) (Exhibit 10.36)

10.9	Agreement of Lease dated as of September 24, 2001 between LV Associates, L.P. and ViroPharma Incorporated. (12) (Exhibit 10.37)

10.10††	2001 Equity Incentive Plan. (13) (Exhibit 10.33)

10.11	Letter Agreement between ViroPharma Incorporated and Wyeth dated May 29, 2002. (14) (Exhibit 10.35)

10.12††	Amended and Restated ViroPharma Incorporated Employee Stock Purchase Plan. (15)

Exhibit No.	Description

10.13*††	Form of Change of Control Agreement between ViroPharma and certain of its employees.

10.14†	First Amended and Restated Collaboration and License Agreement dated June 26, 2003 between ViroPharma Incorporated and Wyeth. (16) (Exhibit 10.33)

10.15†	Amendment to Stock Purchase Agreement dated June 26, 2003 between ViroPharma Incorporated and Wyeth. (16) (Exhibit 10.34)

10.16†	License Agreement dated August 8, 2003 by and between GlaxoSmithKline and ViroPharma Incorporated. (4) (Exhibit 10.35)

10.17†	Letter Agreement dated November 24, 2003 between Sanofi-Synthelabo and the Company. (17) (Exhibit 10.34)

10.18	Securities Purchase Agreement dated October 18, 2004 by and among ViroPharma Incorporated and the Buyers. (18) (Exhibit 99.2)

10.19	Convertible Notes Registration Rights Agreement dated October 18, 2004 by and among ViroPharma Incorporated and the Buyers. (18) (Exhibit 99.4)

10.20	Amendment to Convertible Notes Registration Rights Agreement dated May 6, 2005 by and among ViroPharma Incorporated and the Buyers. (9) (Exhibit 10.1)

10.21	Senior Notes Registration Rights Agreement dated October 18, 2004 by and among ViroPharma Incorporated and the Buyers. (18) (Exhibit 99.3)

10.22	Pledge and Collateral Agreement to U.S. Bank National Association as Trustee, and U.S. Bank National Association, as Collateral Agent for the Secured Parties. (18) (Exhibit 99.5)

10.23	Form of Warrant to Purchase shares of Common Stock. (18) (Exhibit 99.8)

10.24†	Assignment, Transfer and Assumption Agreement between ViroPharma Incorporated and Eli Lilly and Company dated October 18, 2004.(19) (Exhibit 2.1)

10.25†	Amendment No. 1 to the Assignment, Transfer and Assumption Agreement between ViroPharma Incorporated and Eli Lilly and Company dated November 8, 2004.(19) (Exhibit 2.2)

10.26†	Manufacturing Agreement between ViroPharma Incorporated and Eli Lilly and Company dated October 18, 2004. (19) (Exhibit 10.1)

10.27*†	Amendment to Manufacturing Agreement between ViroPharma Incorporated and Eli Lilly and Company dated November 2, 2005.

10.28†	Transition Services Agreement between ViroPharma Incorporated and Eli Lilly and Company dated November 8, 2004. (19) (Exhibit 10.2)

10.29†	Security Agreement between ViroPharma Incorporated and U.S. Bank National Association dated November 8, 2004. (19) (Exhibit 10.3)

10.30†	Amendment to Security Agreement between ViroPharma Incorporated and U.S. Bank National Association dated May 6, 2005. (9) (Exhibit 10.2)

10.31†	Cooperation Agreement between ViroPharma Incorporated and Eli Lilly and Company dated October 18, 2004. (19) (Exhibit 10.4)

10.32†	License Agreement between ViroPharma Incorporated and Schering Corporation dated November 3, 2004. (20) (Exhibit 2.1)

10.33††	ViroPharma Severance Plan. (25) (Exhibit 10.37)

10.34††	ViroPharma Cash Bonus Plan. (21) (Exhibit 10.1)

10.35††	ViroPharma Board Compensation Policy. (22) (Exhibit 10.1)

10.36††	Amended and Restated 1995 ViroPharma Stock Option and Restricted Share Plan. (23)

Exhibit No.	Description

10.37††	2005 ViroPharma Stock Option and Restricted Share Plan. (27)

10.38††	Form Of Non-Qualified Stock Option Agreement For Member Of The Board Of Director. (28)

10.39††	Form Of Non-Qualified Stock Option Agreement. (28)

10.41†*	Master Agreement by and between OSG Norwich Pharmaceuticals, Inc. and ViroPharma Incorporated effective as of December 1, 2005.

10.42†*	Project Agreement No. 1 by and between OSG Norwich Pharmaceuticals, Inc. and ViroPharma Incorporated.

12.1*	Schedule of Ratio of Earnings to Fixed Charges.

14	Code of Conduct and Ethics. (17)(Exhibit 14)

21*	List of Subsidiaries.

23*	Consent of KPMG LLP, Independent Registered Public Accounting Firm.

24*	Power of Attorney (included on signature page).

31.1*	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.
†	Portions of this exhibit were omitted and filed separately with the Secretary of the Commission pursuant to an application for confidential treatment filed with the Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.
††	Compensation plans and arrangements for executives and others.
(1)	Filed as an Exhibit to Registrant’s Form 10-Q for the quarter ended June 30, 2000.
(2)	Filed as an Exhibit to Registrant’s Form 10-K for the year ended December 31, 1998.
(3)	Filed as an Exhibit to the Company’s Current Report on Form 8-K filed with the Commission on September 21, 1998.
(4)	Filed as an Exhibit to Registrant’s Form 10-Q for the quarter ended September 30, 2003.
(5)	Filed as an Exhibit to the Company’s Current Report on Form 8-K filed with the Commission on May 3, 2005.
(6)	Filed as an Exhibit to Registrant’s Form 10-K for the year ended December 31, 1999.
(7)	Filed as an Exhibit to Registrant’s Form 10-Q for the quarter ended March 31, 2000.
(8)	Filed as an Exhibit to Registration Statement on Form S-3 (File No. 333-37960), as amended, initially filed on May 26, 2000.
(9)	Filed as an Exhibit to the Company’s Current Report on Form 8-K filed with the Commission on May 10, 2005.
(10)	Filed as an Exhibit to Registrant’s Form 10-Q for the quarter ended September 30, 2000.
(11)	Filed as an Exhibit to Registrant’s Form 10-Q for the quarter ended March 31, 2001.
(12)	Filed as an Exhibit to Registrant’s Form 10-Q for the quarter ended September 30, 2001.
(13)	Filed as an Exhibit to Registrant’s Form 10-K for the year ended December 31, 2001.
(14)	Filed as an Exhibit to Registrant’s Form 10-Q for the quarter ended June 30, 2002.
(15)	Filed as an Annex to Registrant’s Proxy Statement filed with the Commission on March 27, 2003.
(16)	Filed as an Exhibit to Registrant’s Form 10-Q for the quarter ended June 30, 2003.
(17)	Filed as an Exhibit to Registrant’s Form 10-K for the year ended December 31, 2004.
(18)	Filed as an Exhibit to the Company’s Current Report on Form 8-K filed with the Commission on October 19, 2004.

(19)	Filed as an Exhibit to the Company’s Current Report on Form 8-K filed with the Commission on November 24, 2004.
(20)	Filed as an Exhibit to the Company’s Current Report on Form 8-K filed with the Commission on November 29, 2004.
(21)	Filed as an Exhibit to the Company’s Current Report on Form 8-K filed with the Commission on January 25, 2005.
(22)	Filed as an Exhibit to the Company’s Current Report on Form 8-K filed with the Commission on February 15, 2005.
(23)	Filed as an Annex to Registrant’s Proxy Statement filed with the Commission on April 8, 2002.
(24)	Filed as an Exhibit to Registration Statement on Form S-3 (File No. 333-30005) filed on January 26, 2005.
(25)	Filed as an Exhibit to Registrant’s Form 10-K for the year ended December 31, 2004.
(26)	Filed as an Exhibit to the Company’s Current Report on Form 8-K filed with the Commission on April 8, 2005.
(27)	Filed as an Annex to Registrant’s Proxy Statement filed with the Commission on March 31, 2005.
(28)	Filed as an Exhibit to Registrant’s Form 10-Q for the quarter ended June 20, 2005.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Capacity	Date

/s/ MICHEL de ROSEN Michel de Rosen	President, Chief Executive Officer (Principal Executive Officer)	March 1, 2006

/s/ VINCENT J. MILANO Vincent J. Milano	Vice President, Chief Operating Officer, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	March 1, 2006

/s/ MICHEL de ROSEN Michel de Rosen	Chairman of the Board	March 1, 2006

/s/ FRANK BALDINO, JR., PH.D. Frank Baldino, Jr., Ph.D.	Director	March 1, 2006

/s/ PAUL A. BROOKE Paul A. Brooke	Director	March 1, 2006

/s/ WILLIAM CLAYPOOL, M.D. William Claypool, M.D.	Director	March 1, 2006

/s/ MICHAEL R. DOUGHERTY Michael R. Dougherty	Director	March 1, 2006

/s/ ROBERT J. GLASER Robert J. Glaser	Director	March 1, 2006

/s/ JOHN R. LEONE John R. Leone	Director	March 1, 2006

ViroPharma Incorporated

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

ViroPharma Incorporated:

We have audited the accompanying consolidated balance sheets of ViroPharma Incorporated and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity (deficit) and cash flows for each of the years in the three-year period ended December 31, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ViroPharma Incorporated and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2005, in conformity with U.S generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of ViroPharma Incorporated and subsidiaries’ internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 2, 2006 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/ KPMG LLP

Philadelphia, Pennsylvania

March 2, 2006

ViroPharma Incorporated

Consolidated Balance Sheets

	December 31,
(in thousands, except share and per share data)	2005	2004
Assets
Current assets:
Cash and cash equivalents	$232,195	$22,993
Short-term investments	1,218	12,184
Restricted cash equivalents	—	9,033
Accounts receivable, net	14,887	9,170
Inventory	10,996	1,022
Income taxes receivable	1,977	—
Deferred income taxes	11,644	—
Other current assets	1,912	1,630

Total current assets	274,829	56,032
Intangible assets, net	121,691	116,359
Equipment and leasehold improvements, net	1,555	1,503
Deferred income taxes	36,875	—
Debt issue costs, net	526	4,372
Other assets	49	94

Total assets	$435,525	$178,360

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$9,256	$791
Due to partners	21	412
Accrued expenses and other current liabilities	19,402	11,347
Current portion of long-term debt	78,920	—
Deferred revenue—current	564	564

Total current liabilities	108,163	13,114
Long-term debt, net of debt discount	—	190,400
Deferred revenue—noncurrent	—	563
Other liabilities	385	421

Total liabilities	108,548	204,498

Commitments and Contingencies (Notes 6, 9 and 15) Stockholders’ equity (deficit):
Preferred stock, par value $0.001 per share. 5,000,000 shares authorized; Series A convertible participating preferred stock; no shares issued and outstanding	—	—
Series A junior participating preferred stock, par value $0.001 per share.
200,000 shares designated; no shares issued and outstanding	—	—
Common stock, par value $0.002 per share. 100,000,000 shares authorized; issued and outstanding 68,563,879 shares at December 31, 2005 and 26,758,495 shares at December 31, 2004	137	54
Additional paid-in capital	490,593	250,776
Deferred compensation	(3)	(10)
Accumulated other comprehensive (loss) income	(350)	147
Accumulated deficit	(163,400)	(277,105)

Total stockholders’ equity (deficit)	326,977	(26,138)

Total liabilities and stockholders’ equity	$435,525	$178,360

See accompanying notes to consolidated financial statements.

ViroPharma Incorporated

Consolidated Statements of Operations

	Year ended December 31,
	2005	2004	2003
(in thousands, except per share data)
Revenues:
Net product sales	$125,853	$8,348	$—
License fee and milestone revenue	6,564	13,070	1,084
Grant and other revenue	—	971	528

Total revenues	132,417	22,389	1,612

Costs and Expenses:
Cost of sales	18,029	1,717	—
Research and development	10,610	16,388	23,043
Marketing, general and administrative	10,475	15,643	9,035
Intangible amortization and acquisition of technology rights	5,158	650	3,500

Total costs and expenses	44,272	34,398	35,578

Operating income (loss)	88,145	(12,009)	(33,966)

Other Income (Expense):
Change in fair value of derivative liability	(4,044)	—	—
Net gain on bond repurchase	1,095	—	3,633
Gain on sale of biodefense assets, net	—	1,715	—
Interest income	2,008	1,080	1,829
Interest expense	(11,304)	(10,320)	(8,438)

Income (loss) before income tax expense (benefit)	75,900	(19,534)	(36,942)
Income tax expense (benefit)	(37,805)	—	—

Net income (loss)	$113,705	$(19,534)	$(36,942)

Net income (loss) per share:
Basic	$2.56	$(0.73)	$(1.43)
Diluted	$2.02	$(0.73)	$(1.43)

Shares used in computing net income (loss) per share:
Basic	44,334	26,578	25,916
Diluted	57,610	26,578	25,916

See accompanying notes to consolidated finanical statements.

ViroPharma Incorporated

Consolidated Statements of Comprehensive Income (Loss)

	Year ended December 31,
	2005	2004	2003
(in thousands)
Net income (loss)	$113,705	$(19,534)	$(36,942)

Other comprehensive income (loss):
Unrealized holding gains (losses) arising during period	(497)	147	(101)
Reclassification adjustment for gains (losses) included in net income (loss)	—	101	(41)
Adjustment to unrealized loss on available for sale securities	—	—	2,127

Unrealized gains (losses) on available for sale securities	(497)	248	1,985

Comprehensive income (loss)	$113,208	$(19,286)	$(34,957)

See accompanying notes to consolidated financial statements.

ViroPharma Incorporated

Consolidated Statements of Stockholders’ Equity (Deficit)

	Preferred stock		Common stock		Additional paid-in capital	Deferred Comp	Accumulated other comprehensive income (loss)	Accumulated Deficit	Total stockholders’ equity (deficit)
(in thousands)	Number of shares	Amount	Number of shares	Amount
Balance, December 31, 2002	—	$—	25,933	$52	$248,783	$(435)	$(2,087)	$(218,502)	$27,811
Issuance of common stock for note and accrued interest reduction	—	—	473	1	1,173	—	—	—	1,174
Employee stock purchase plan	—	—	49	—	80	—	—	—	80
Exercise of common stock options	—	—	8	—	3	—	—	—	3
Issuance of stock options to non-employees	—	—	—	—	281	—	—	—	281
Amortization of deferred compensation	—	—	—	—	—	225	—	—	225
Unrealized loss on available for sale securities	—	—	—	—	—	—	(141)	—	(141)
Adjustment to unrealized loss on available for sale securities	—	—	—	—	—	—	2,127	(2,127)	—
Net loss	—	—	—	—	—	—	—	(36,942)	(36,942)

Balance, December 31, 2003	—	$—	26,463	$53	$250,320	$(210)	$(101)	$(257,571)	$(7,509)
Employee stock purchase plan	—	—	16	—	26	—	—	—	26
Exercise of common stock options	—	—	279	1	252	—	—	—	253
Stock option accelerations	—	—	—	—	178	—	—	—	178
Amortization of deferred compensation	—	—	—	—	—	200	—	—	200
Unrealized gain on available for sale securities	—	—	—	—	—	—	248	—	248
Net income	—	—	—	—	—	—	—	(19,534)	(19,534)

Balance, December 31, 2004	—	$—	26,758	$54	$250,776	$(10)	$147	$(277,105)	$(26,138)
Issuance of common stock, net of issuance costs	—	—	10,350	21	163,478	—	—	—	163,499
Shares issued from senior convertible notes conversions	—	—	30,000	59	74,941	—	—	—	75,000
Shares issued from senior convertible notes make-whole payments	—	—	899	2	5,647	—	—	—	5,649
Beneficial conversion feature on senior convertible notes conversions	—	—	—	—	1,489	—	—	—	1,489
Employee stock purchase plan	—	—	16	—	74	—	—	—	74
Exercise of common stock options	—	—	541	1	1,484	—	—	—	1,485
Write-off of costs related to senior convertible notes conversions	—	—	—	—	(11,219)	—	—	—	(11,219)
Write-off of accrued interest from senior convertible notes conversions	—	—	—	—	766	—	—	—	766
Unrealized loss on available for sale securities	—	—	—	—	—	—	(497)	—	(497)
Amortization of deferred compensation	—	—	—	—	—	7	—	—	7
Stock option tax benefits	—	—	—	—	3,157	—	—	—	3,157
Net income	—	—	—	—	—	—	—	113,705	113,705

Balance, December 31, 2005	—	$—	68,564	$137	$490,593	$(3)	$(350)	$(163,400)	$326,977

See accompanying notes to consolidated financial statements.

ViroPharma Incorporated

Consolidated Statements of Cash Flows

	Year ended December 31,
(in thousands)	2005	2004	2003
Cash flows from operating activities:
Net income (loss)	$113,705	$(19,534)	$(36,942)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Gain on sale of biodefense assets	—	(1,715)	—
Gain on bond repurchase	(1,346)	—	(3,725)
Write-off of deferred financing costs on note repurchase	251	—	92
Non-cash loss on derivative liability	4,044	—	—
Non-cash settlement of interest payable related to note reduction	—	—	24
Non-cash charge for lease costs	—	—	1,650
Non-cash write-off of fixed assets	—	4,782	—
Non-cash compensation expense	7	378	507
Non-cash interest expense	3,865	1,369	612
Deferred tax provision	(47,755)	—	—
Stock option tax benefit	2,393	—	—
Depreciation and amortization expense	5,537	1,176	2,287
Changes in assets and liabilities:
Accounts receivable	(5,717)	(9,170)	—
Inventory	(9,974)	—	—
Income taxes receivable	(1,977)	—	—
Due to partners	(391)	412	(694)
Other current assets	(282)	1,464	354
Other assets	45	—	49
Accounts payable	8,465	141	(330)
Accrued expenses and other current liabilities	8,055	3,933	(4)
Deferred revenue	(563)	(3,074)	1,125
Derivative liability payments	(6,823)	—	—
Other liabilities	(36)	(373)	794

Net cash provided by (used in) operating activities	71,503	(20,211)	(34,201)

Cash flows from investing activities:
Purchase of Vancocin assets and starting material inventory	(10,490)	(118,031)	—
Purchase of equipment and leasehold improvements	(431)	(1,005)	(984)
Proceeds from sale of equipment	—	1,407	—
Proceeds from sale of biodefense assets	—	700	—
Purchase of restricted investment	—	(10,000)	—
Maturities of restricted investments	9,033	967	—
Purchases of short-term investments	(292,696)	(208,430)	(141,812)
Maturities of short-term investments	303,165	305,688	176,138

Net cash provided by (used in) investing activities	8,581	(28,704)	33,342

Cash flows from financing activities:
Net proceeds from issuance of common stock	165,058	279	83
Gross proceeds from issuance of senior convertible notes	—	62,500	—
Gross proceeds from the issuance of senior notes	12,500	—	—
Issuance costs related to senior notes	(806)	(3,832)	—
Repurchase of subordinated convertible notes	(47,634)	—	(2,125)
Payment of loans payable	—	(8)	(117)

Net cash provided by (used in) financing activities	129,118	58,939	(2,159)

Net increase (decrease) in cash and cash equivalents	209,202	10,024	(3,018)
Cash and cash equivalents at beginning of year	22,993	12,969	15,987

Cash and cash equivalents at end of year	$232,195	$22,993	$12,969

See accompanying notes to consolidated financial statements.

ViroPharma Incorporated

Notes to the Consolidated Financial Statements

1.    Organization and Business Activities

ViroPharma Incorporated and subsidiaries (“ViroPharma” or “the Company”) is a biopharmaceutical company dedicated to the development and commercialization of products that address serious diseases. The Company has a core expertise in the area of infectious diseases and is committed to focusing its commercialization and development programs on products used by physician specialists or in hospital settings. The Company intends to grow through sales of it marketed product, Vancocin, and continued development of its product pipeline and potential acquisition of products or companies.

ViroPharma has one marketed product and multiple product candidates in clinical development. The Company markets and sells Vancocin Capsules, HCl, the oral capsule formulation of vancomycin hydrochloride, in the U.S. and its territories. Vancocin is a potent antibiotic approved by the U.S. Food and Drug Administration, or FDA, to treat antibiotic-associated pseudomembranous colitis caused by Clostridium difficile, or C. difficile, and enterocolitis caused by Staphylococcus aureus, including methicillin-resistant strains.

ViroPharma is developing maribavir for the treatment of cytomegalovirus, or CMV, infection and HCV-796 for the treatment of hepatitis C virus, or HCV, infection. The Company has licensed the U.S. and Canadian rights for a third product candidate, an intranasal formulation of pleconaril, to Schering-Plough for the treatment of picornavirus infections.

2.    Basis of Accounting and Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of ViroPharma and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

Cash and cash equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. All cash and cash equivalents are held in United States (U.S.) financial institutions.

Short-term investments

During 2004 and 2005, short-term investments has consisted primarily of debt securities backed by the U.S. government and commercial paper. The Company’s entire short-term investment portfolio is classified as available-for-sale and is stated at fair value as determined by quoted market values. All short-term investments, including securities with maturities in excess of one year, are classified as current, as management can sell them any time at their option and are intended to meet the ongoing liquidity needs of the Company. Net unrealized holding gains and losses are included in accumulated other comprehensive income (loss). For purposes of determining gross realized gains and losses, the cost of short-term investments sold is based upon specific identification. The investments are reviewed on a periodic basis for other-than-temporary impairments. The Company has not experienced any significant realized gains or losses on its investments in the years ended December 31, 2005, 2004 and 2003. (see Note 3)

During the second quarter of 2003, the Company discovered that it had been accounting for the discounts and premiums associated with its short-term investments incorrectly. The amortization of these discounts and premiums should have been recorded ratably over the holding period for each investment to interest income. In financial statements prior to the second quarter of 2003, the Company reported these amounts as a change in

ViroPharma Incorporated

Notes to the Consolidated Financial Statements (continued)

accumulated other comprehensive income (loss), a component of stockholders’ deficit, in the consolidated balance sheet. Due to the lack of materiality, the cumulative net effect of the activity of approximately $2.1 million was relieved from accumulated other comprehensive income (loss) and charged directly to accumulated deficit in the consolidated balance sheet in 2003. The effect of this charge on the net loss for the year ended December 31, 2003 was immaterial.

Concentration of credit risk

The Company invests its excess cash and short-term investments in accordance with a policy objective that seeks to ensure both liquidity and safety of principal. The policy limits investments to certain types of instruments issued by the U.S. government and institutions with strong investment grade credit ratings and places restrictions in their terms and concentrations by type and issuer to reduce the Company’s credit risk.

The Company has an exposure to credit risk in its trade accounts receivable from sales of Vancocin. Vancocin is distributed through wholesalers that sell the product to pharmacies and hospitals. Three wholesalers represent approximately 94% of our trade accounts receivable at December 31, 2005 and 89% of our 2005 net product sales.

Accounts Receivable

Accounts receivable are recorded at the invoiced amount, net of related cash discounts, and do not bear interest. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. The Company determines the allowance based on specific review of its accounts receivable. At December 31, 2005, there is no allowance for doubtful accounts. The Company does not have any off-balance sheet exposure related to its customers.

Inventories

Inventories are stated at the lower of cost, using the first-in, first-out method, or market. At December 31, 2005 inventory consists of finished goods and certain starting materials required to produce inventory of Vancocin. Inventory at December 31, 2004 consists solely of starting materials (see Note 4). On the consolidated statement of cash flows, the sale of inventory is included in operating activities.

Equipment and leasehold improvements

Equipment and leasehold improvements are recorded at cost. Depreciation and amortization are computed on a straight-line basis over the useful lives of the assets or the lease term, which ever is lower, ranging from three to fifteen years.

The Company leases certain of its equipment and facilities under operating leases. Operating lease payments are charged to operations over the related period that such leased assets are utilized in service. Expenditures for repairs and maintenance are expensed as incurred.

Intangible Assets

Intangible assets, net of accumulated amortization, includes the allocation of the cost to acquire the rights to the oral formulation of Vancocin, as well as rights to certain vancomycin related Vancocin products, from Eli Lilly and Company (“Lilly”) (see Note 6). The Company based its intangible assets’ valuation and related estimated useful life on third party evaluations of the assets. Each intangible asset acquired as part of the

ViroPharma Incorporated

Notes to the Consolidated Financial Statements (continued)

Vancocin acquisition is being amortized on a straight-line basis over the estimated useful life of 25 years. The Company estimated the useful life of the assets by considering remaining patent life, if any, competition by products prescribed for the same indication, the likelihood and estimated future entry of non-generic and generic competition with the same or similar indication and other related factors. The factors that drive the estimate of the life are often uncertain and are reviewed on a periodic basis or when events occur that warrant review.

Impairment or Disposal of Long-Lived Assets

The Company assesses the recoverability of long-lived assets for which an indicator of impairment exists, as necessary. Specifically, the Company determines if a long-lived asset or asset group is impaired by comparing the carrying value of these assets to their estimated undiscounted future operating cash flows. If an impairment is indicated, a charge is recognized for the difference between the asset’s carrying value and fair value.

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

Product revenue is recorded upon delivery to the wholesaler, when title has passed. Product demand from wholesalers during a given period may not correlate with prescription demand for the product in that period. As a result, the Company periodically estimates and evaluates the wholesalers’ inventory position. If the Company believes these levels are too high and there may be excess inventory in the channel for this product, based on prescription demand, it may not process wholesaler orders until these levels are reduced or it may defer recognition of revenue on product that has been delivered. During 2005 and 2004, the Company did not defer any product sales.

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

Sales Allowances

The Company records appropriate sales allowances upon the recognition of product revenue. The Company’s return policy is limited to damaged or expired product. The return allowance is determined based on analysis of the historical rate of returns associated with Vancocin, which is then applied to sales, and is analyzed considering estimated wholesaler inventory and prescriptions. The chargeback allowance is determined based on analysis of the historical experience of government agencies’ market share and governmental contractual prices.

ViroPharma Incorporated

Notes to the Consolidated Financial Statements (continued)

Customers

The Company’s net product sales are solely related to Vancocin. The Company’s customers are wholesalers who then distribute the product to pharmacies and hospitals. Three wholesalers represent approximately 86% of 2005 consolidated total revenue, as detailed below:

Percentage of total revenues
Customer A	40%
Customer B	29%
Customer C	17%

During 2004 and a portion of the quarter ended March 31, 2005, Vancocin was sold under our transition services agreement with Lilly, who represented our only customer during the transition period. The transition agreement was terminated in January 2005, and upon the termination, we began selling directly to wholesalers. In 2003, the Company did not have product sales of Vancocin.

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

Accounting for income taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary difference are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period that includes the enactment date. A valuation allowance is provided when it is more likely than not that some portion or all of a deferred tax asset will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income and the reversal of deferred tax liabilities during the period in which related temporary difference becomes deductible. (see Note 12)

Use of estimates

The preparation of the Company’s consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

ViroPharma Incorporated

Notes to the Consolidated Financial Statements (continued)

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

If the Company determined compensation cost for options granted based on their fair value at the grant date under SFAS No. 123, the Company’s net income (loss) and net income (loss) per share would have been impacted as indicated below. The amounts for 2005 are net of the related tax consequences. Option forfeitures are accounted for as they occurred and no amounts of compensation expense have been capitalized into inventory or other assets, but instead are considered period expenses in the pro forma amounts.

(in thousands, except per share data)	2005	2004	2003
Net income (loss):
As reported	$113,705	$(19,534)	$(36,942)
Add: stock-based employee and directors compensation expense included in net income (loss)	4	378	507
Deduct: total stock-based employee and directors compensation expense determined under the fair value-based method for all employee and director awards	(1,418)	(2,992)	(8,143)

Pro forma net income (loss)	$112,291	$(22,148)	(44,578)

Net income (loss) per share—basic
As reported	$2.56	$(0.73)	$(1.43)

Pro forma under SFAS No. 123	2.53	(0.83)	(1.72)

Net income (loss) per share—diluted
As reported	$2.02	$(0.73)	$(1.43)

Pro forma under SFAS No. 123	$2.00	$(0.83)	$(1.72)

Financial Instruments

The Company’s short-term investments are carried at fair value. Cash and cash equivalents, restricted cash equivalents, accounts receivable, income taxes receivable, due to partners, accounts payable, accrued expenses and other current liabilities are financial instruments that are carried at cost which approximate fair value due to their short-term nature. At December 31, 2004, the Company’s Senior Notes of $62.5 million were carried at cost, which approximated fair value due to their short-term nature. The Company’s Subordinated Convertible Notes have a fair value of $79.3 million and $115.1 million at December 31, 2005 and 2004, respectively.

ViroPharma Incorporated

Notes to the Consolidated Financial Statements (continued)

Earnings (loss) / per share

Basic earnings (loss) per share (“EPS”) is calculated by dividing net income (loss) by the weighted average shares of common stock outstanding during the period. Diluted EPS reflects the potential dilution of securities that could share in the earnings (loss), including the effect of dilution to net income of convertible securities, stock options and warrants. (See Note 13)

Segment information

The Company is managed and operated as one business. The entire business is managed by a single management team that reports to the chief executive officer. The Company does not operate separate lines of business or separate business entities with respect to any of its products or product candidates and all of its product sales are within the U.S. Accordingly, the Company does not prepare discrete financial information with respect to separate product areas or by location and does not have separately reportable segments as defined by SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”.

Comprehensive income (loss)

SFAS No. 130, “Reporting Comprehensive Income”, establishes standards for reporting and presentation of comprehensive income (loss) and its components in a full set of financial statements. Comprehensive income (loss) consists of net income (loss) and net unrealized gains (losses) on available–for-sale securities and is presented in the consolidated statements of comprehensive income (loss). SFAS No. 130 requires only additional disclosures in the financial statements; it does not affect the Company’s financial position or results of operations.

Exit or Disposal Activities

SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” addresses financial accounting and reporting for costs associated with exit or disposal activities. This statement requires a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. It does not apply to costs associated with an entity newly acquired in a business combination or with a disposal activity covered by SFAS No. 144.

Reclassification

Certain prior years amounts have been reclassified to conform to the current year presentation.

New Accounting Standards

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an Amendment of ARB No. 43, Chapter 4, “Inventory Pricing”,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material. This statement requires those items be recognized as current-period charges. We have early adopted this standard as of January 1, 2005, as permitted. Adoption of this statement had no impact on the consolidated financial statements.

ViroPharma Incorporated

Notes to the Consolidated Financial Statements (continued)

3.    Short-Term Investments

Short-term investments consist of fixed income securities with original maturities of greater than three months at the date of purchase and our marketable securities investment in SIGA (see Note 9). At December 31, 2005 and 2004, all of the short-term investments were classified as available for sale investments.

The following summarizes the available for sale investments at December 31, 2005 and 2004:

(in thousands)	Cost	Gross unrealized gains	Gross unrealized losses	Fair value
2005
Certificates of deposit	$553	$—	$—	$553
Marketable equity securities	1,015	—	350	665

	$1,568	$—	$350	$1,218

Maturities of investments were as follows:
Less than 1 year	$553	$—	$—	$553

2004
Certificates of deposit	$11,022	$—	$—	$11,022
Marketable equity securities	1,015	147	—	1,162

	$12,037	$147	$—	$12,184

The unrealized loss, which has been experienced for less than twelve months as of December 31, 2005, has been deemed not to be other-than-temporary due to announcements by SIGA on developments in its clinical trials and an equity offering, which provide reassurance as to the near-term prospects of SIGA. The Company has the ability and intent to hold the investment for a period of time sufficient to recover the fair value of the investment.

4.    Inventory

The following represents the components of inventory at December 31, 2005 and 2004:

(in thousands)	December 31, 2005	December 31, 2004
Raw Materials	$2,108	$1,022
Finished Goods	8,888	—

Total	$10,996	$1,022

The raw material increase related primarily to the purchase of API (active pharmaceutical ingredient) for use by our third party manufacturer upon completion of the transition from Lilly.

In 2004, the Company did not own any finished goods. During 2005, in connection with the manufacturing agreements with Lilly, the Company purchased finished goods from Lilly in order to meet anticipated demand. At December 31, 2005, the Company had $8.9 million of costs related directly to finished goods inventory. Included in the $8.9 million is $4.4 million related to additional costs due to an amended manufacturing agreement with Lilly, which, among other things, increased the amount of Vancocin that Lilly supplied to the Company during 2005. The amendment stated that if Lilly supplied the full amount of increased product volume,

ViroPharma Incorporated

Notes to the Consolidated Financial Statements (continued)

the Company would pay Lilly up to $4.5 million in addition to the original contract price for those additional units. Lilly supplied the agreed upon increased product volume in December 2005, $0.1 million of which was sold in 2005. Therefore, the finished goods inventory includes $4.4 million of additional cost, which will increase cost of sales as these specific units are sold. At December 31, 2005, accrued expenses includes $4.0 million related to this amended manufacturing agreement, as $0.5 million of the additional cost was paid in 2005.

5.    Equipment and Leasehold Improvements

Equipment and leasehold improvements consists of the following at December 31, 2005 and 2004:

(in thousands)	2005	2004
Computers and equipment	$1,560	$1,123
Leasehold improvements	1,326	1,332

	2,886	2,455
Less: accumulated depreciation and amortization	1,331	952

Equipment and leasehold improvements, net	$1,555	$1,503

The useful life for computers and equipment is three to five years.

The useful life for leasehold improvements is the shorter of 15 years or the remaining life of the lease. The 15 years represents the term of the lease, which expires in 2017, as it is not reasonably assured that the lease extensions will be exercised.

6.    Intangible Assets

The following represents the balance of the intangible assets at December 31, 2005:

(in thousands)	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
Trademarks	$11,412	$520	$10,892
Know-how	79,880	3,639	76,241
Customer relationships	36,207	1,649	34,558

Total	$127,499	$5,808	$121,691

The following represents the balance of the intangible assets at December 31, 2004:

(in thousands)	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
Trademarks	$10,473	$58	$10,415
Know-how	73,308	407	72,901
Customer relationships	33,228	185	33,043

Total	$117,009	$650	$116,359

The gross intangible asset increase of $10.5 million in the twelve month period ending December 31, 2005, relates to the Company’s commercial product, Vancocin. This increase was due to additional purchase price consideration owed to Lilly when net sales of Vancocin were within a pre-specified range. This obligation is

ViroPharma Incorporated

Notes to the Consolidated Financial Statements (continued)

based on net sales of Vancocin within the calendar year, is paid quarterly and is due each year through 2011, the amount of which is determined by annual net sales of Vancocin. The range of net sales of Vancocin for 2005 on which the payments were calculated was $44 million to $65 million in net sales of Vancocin, of which 50% was due to Lilly.

The Company has accounted for these additional payments as additional purchase price in accordance with SFAS No. 141, “Business Combinations”. The additional purchase price consideration was recorded as a $10.5 million increase to the intangible assets of Vancocin, was allocated over the asset classifications described above and will be amortized over the remaining estimated useful life of the intangible assets, which is estimated to be 23.8 years as of December 31, 2005. In addition, at the time of recording the additional intangible assets, the Company recorded a cumulative adjustment of approximately $0.3 million to accumulated intangible amortization, in addition to ordinary amortization expense during the year ended December 31, 2005, in order to reflect amortization as if the additional purchase price had been paid in November 2004.

The Company will pay additional amounts based on annual net sales of Vancocin as set forth below:

2006	35% payment on net sales between $46-65 million
2007	35% payment on net sales between $48-65 million
2008 through 2011	35% payment on net sales between $45-65 million

No additional payments are due to Lilly on net sales of Vancocin below or above the net sales levels reflected in the above table. We will account for the future additional payments as contingent consideration and record an adjustment to the carrying amount of the related intangible assets and a cumulative adjustment to the intangible amortization upon achievement of the related sales milestones. Assuming the maximum threshold is met at the end of each year, the cumulative amortization adjustment would be $0.6 million, $0.7 million and $1.2 million in the years ended December 31, 2006, 2007 and 2008, respectively.

Amortization expense for the years ended December 31, 2005 and 2004 was $5.2 million and $0.7 million. The estimated aggregated amortization expense for each of the next five years will be approximately $5.1 million, excluding any future increases related to additional purchase price consideration that may be payable to Lilly.

7.    Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consist of the following at December 31, 2005 and 2004:

	December 31,
(in thousands)	2005	2004
Rebates and returns	$7,680	$643
Payable to Lilly (see Note 4)	4,000	1,716
Insurance payable	2,040	923
Payroll, bonus and employee benefits liabilities	1,854	1,289
Other current liabilities	1,744	1,521
Interest payable	1,578	2,818
Clinical development and research liabilities	506	891
Lease exit costs	—	1,546

	$19,402	$11,347

ViroPharma Incorporated

Notes to the Consolidated Financial Statements (continued)

8.    Long-Term Debt

On December 31, 2005 and 2004, the Company’s long-term indebtedness includes the following:

	December 31,
(in thousands)	2005	2004
Subordinated Convertible Notes, 6% interest paid semi-annually, due March 2007	$78,920	$127,900
Senior Notes, 10% interest paid monthly	—	62,500
Senior Convertible Notes, 6% interest paid semi-annually, due October 2009	—	—

Subtotal	78,920	190,400
Less current portion	78,920	—

Total long-term debt	$—	$190,400

The subordinated convertible notes are reported as current since, as of December 31, 2005, it was the Company’s intent to redeem these notes in the first quarter of 2006. On March 1, 2006, the Company redeemed the remaining $78.9 million principal amount of subordinated convertible notes for $79.6 million. This eliminated the Company’s long-term debt that was outstanding at December 31, 2005.

Subordinated Convertible Notes

The Company made a private offering of $180.0 million of 6% subordinated convertible notes due March 2007 (the “subordinated convertible notes”), which closed on March 8, 2000. Gross proceeds from the issuance of the subordinated convertible notes were $180.0 million. Debt issuance costs of $5.7 million have been capitalized and are being amortized over the term of the notes. The notes are convertible into shares of the Company’s common stock at a price of $109.15 per share, subject to certain adjustments. The notes bear interest at a rate of 6% per annum, payable semi-annually in arrears, and can be redeemed by the Company, at certain premiums over the principal amount, at any time. The notes are subordinated in right of payment to all senior indebtedness of the Company. The notes may be required to be repaid on the occurrence of certain fundamental changes, as defined.

In September 2004, the Company’s Board authorized the Notes Repurchase Committee of the Board to approve the issuance of up to 5,000,000 shares of its common stock in exchange for the surrender of subordinated convertible notes from time to time. In 2005, the Company’s Board authorized the Notes Repurchase Committee of the Board to approve the expenditure of up to $48.0 million to purchase the subordinated convertible notes from time to time, of which the Company has expended $47.6 million to purchase $49.0 million of subordinated convertible notes as of December 31, 2005. The Company has recorded a $1.1 million gain, net of the write off of deferred finance costs, in connection with the 2005 repurchases.

From the issuance date of the subordinated convertible notes through December 31, 2005, the Company has reduced the outstanding principal amount of its subordinated convertible notes by $101.1 million, including purchasing for cash an aggregate of $99.1 million in principal amount of its subordinated convertible notes for approximately $66.2 million and entering into agreements with a third party under which it issued 473,054 shares of its common stock in exchange for the surrender of $2.0 million of face amount of its subordinated convertible notes held by such third party. The shares issued in this transaction had a market value of $1.2 million at the date of issuance.

ViroPharma Incorporated

Notes to the Consolidated Financial Statements (continued)

On March 1, 2006, the Company redeemed the remaining $78.9 million principal amount of the subordinated convertible notes for $79.6 million. This eliminated the Company’s long-term debt that was outstanding at December 31, 2005. The Company will recognize a charge of $1.2 million related to this payment and the write off of the remaining deferred financing costs on March 1, 2006.

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

Through December 31, 2005, investors had voluntarily converted $40.8 million of principal amount on the senior convertible notes into 16,360,000 shares of common stock and had received $6.8 million in cash related

ViroPharma Incorporated

Notes to the Consolidated Financial Statements (continued)

make-whole interest payments, which reduced the derivative liability, as discussed below. Through December 31, 2005, the Company had auto-converted the remaining principal amount of senior convertible notes into common stock. On June 27, 2005, the Company affected an auto-conversion of $18.8 million of principal amount on the senior convertible notes into 7,500,000 shares of common stock and issued 516,674 shares of common stock as make-whole interest payments, in accordance with the auto-conversion terms in the indenture. The make-whole payment reduced the derivative liability by $3.1 million, which represented the cash value of the make-whole payment, and increased interest expense by $0.6 million, which represents the beneficial conversion feature. The beneficial conversion feature is the result of the fair value of the 516,674 shares of common stock on the commitment date exceeding the stock value as defined by the auto-conversion provisions. On July 12, 2005, the Company affected an auto-conversion of $15.4 million of principal amount on the senior convertible notes into 6,140,000 shares of common stock and issued 381,831 shares of common stock as make-whole interest payments, in accordance with the auto-conversion terms summarized above. The make-whole payment eliminated the derivative liability, which represented the cash value of the make-whole payment provision, and increased interest expense by approximately $0.9 million, which represented the beneficial conversion feature. The beneficial conversion feature is the result of the fair value of the 381,831 shares of common stock on the commitment date exceeding the stock value as defined by the auto-conversion provisions. In addition, a portion of the discount on debt of $1.0 million was reduced through additional paid-in capital.

In accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, the make-whole provision contained in the senior convertible notes is not clearly and closely related to the characteristics of the senior convertible notes. Accordingly, the make-whole provision is an embedded derivative instrument and is required by SFAS No. 133 to be accounted for separately from the debt instrument. As a result, the Company recorded an $8.6 million derivative liability, which was the fair value of the make-whole provision based on a Monte Carlo simulation at the time of issuance. The $8.6 million includes $7.9 million upon the conversion of the senior notes into senior convertible notes in January 2005 and $0.7 million upon exercise of the initial investors purchase option in April 2005. This liability was reduced for interest payments on conversions during 2005 and eliminated the liability as of July 12, 2005, after which the senior convertible notes were no longer outstanding. Prior to June 30, 2005, changes in the fair value of the derivative liability were measured using a Monte Carlo simulation model and are recorded as change in fair value of derivative liability in the consolidated statement of operations. The change in fair value of derivative liability recorded in the statement of operations was a loss of $4.0 million for the year ended December 31, 2005.

The discount on debt of $8.6 million, resulting from the recording of the derivative liability, was accreted over the life of the senior convertible notes, which was recorded as additional interest expense of $0.7 million for the year ended December 31, 2005. The remaining $7.9 million of discount on debt has been reduced through additional paid-in capital to reflect the conversions of $75.0 million of senior convertible notes to common stock.

9.    Acquisition, License and Research Agreements

Vancocin Acquisition

In November 2004, the Company acquired all rights in the U.S. and its territories to manufacture, market and sell the oral capsule formulation of Vancocin, as well as rights to certain related Vancocin products, from Lilly. Oral Vancocin is a potent antibiotic approved by the U.S. Food and Drug Administration to treat antibiotic-associated pseudomembranous colitis caused by Clostridium difficile and enterocolitis caused by S. aureus (including methicillin-resistant strains). Lilly will retain its rights to vancomycin outside of the U.S. and its territories.

Through this acquisition, the Company acquired certain know-how related to manufacturing of the product, the Vancocin trademark, starting material inventory, the active New Drug Application (NDA) for Vancocin as

ViroPharma Incorporated

Notes to the Consolidated Financial Statements (continued)

well as additional rights relating to the injectable and oral solution formulations of vancomycin. In addition, the Company received certain related intellectual property and other information and materials required to continue marketing the brand in the U.S. and its territories.

At closing, the Company and Lilly entered into a supply agreement and a transition services agreement. The process of qualifying the Company’s own third party supply chain is ongoing. Following the transition period, which ended in July 2005, the Company assumed responsibility for product inventory, sales, marketing and distribution of the Vancocin brand.

To acquire the rights to Vancocin, the Company paid an upfront cash payment of $116.0 million, comprised of $53.5 million from the Company’s existing cash and $62.5 million from the issuance of $62.5 million aggregate principal amount of Senior Notes and Warrants (see Note 8). The Company spent approximately $2.0 million in fees related to this transaction. In addition, Lilly is entitled to additional payments on annual net sales of Vancocin within certain defined levels of sales occurring between 2005 and 2011 (see Note 6). In 2005, the Company paid $10.5 million of these additional payments, which was accounted for as contingent consideration, increasing the carrying amount of the related intangible assets (see Note 6).

The Company recorded this transaction as an asset purchase with the purchase price and related transaction costs allocated to specific tangible and intangible assets acquired. The assets will be amortized over their related useful lives (see Note 6).

Schering Plough Agreement

In November 2003, the Company entered into an agreement granting Schering-Plough Corporation (“Schering-Plough”) the option to license its intranasal formulation of pleconaril for the treatment of the common cold in the U.S. and Canada. Under terms of the agreement, Schering-Plough paid the Company an up-front option fee of $3.0 million, which was recognized as revenue over its estimated performance period, which ended in August 2004.

In November 2004, the Company announced that Schering-Plough and it entered into a license agreement under which Schering-Plough has assumed responsibility for all future development and commercialization of pleconaril. Other than transitioning the technology to Schering-Plough, the Company will have no further continuing operational involvement with the development and commercialization of the intranasal formulation of pleconaril for the treatment of the common cold. Upon the effective date of the agreement, Schering-Plough paid the Company an initial license fee of $10.0 million, which was recorded as license fee and milestone revenue in 2004 consistent with the Company’s revenue recognition policy. As part of the agreement, Schering-Plough also purchased the Company’s existing inventory of bulk drug substance for an additional $6.0 million during January 2005. The Company reviewed the factors surrounding this purchase and determined that since title had not passed until 2005, the related revenue was recognized in the first quarter of 2005. The Company will also be eligible to receive up to an additional $65.0 million in milestone payments upon achievement of certain targeted regulatory and commercial events, as well as royalties on Schering-Plough’s sales of intranasal pleconaril in the licensed territories.

SIGA Agreement

During the third quarter of 2004, the Company sold certain of its non-core assets, including compounds, assays and other intellectual property related to the development of antiviral drugs targeting the smallpox virus and viral hemorrhagic fever viruses, to SIGA Technologies, Inc. (“SIGA”), a company that focuses on the development of products for the prevention and treatment of infectious diseases, with an emphasis on products

ViroPharma Incorporated

Notes to the Consolidated Financial Statements (continued)

for biological warfare defense. As consideration for such assets, SIGA paid the Company $1.0 million in cash and issued the Company one million shares of SIGA common stock. The shares received were accounted for as available-for-sale securities and recorded at fair value as part of short-term investments as of December 31, 2005 and 2004. The gain on sale of these assets recognized by the Company was $1.7 million on the date of this transaction, net of broker fees.

GlaxoSmithKline Agreement

In August 2003, the Company announced the acquisition of worldwide rights (excluding Japan) from GlaxoSmithKline (GSK) to an antiviral compound (maribavir, or VP41263) that is an inhibitor of cytomegalovirus (CMV). The Company plans to advance maribavir initially for the prevention and treatment of CMV infection in transplant patients.

Under the terms of the agreement, the Company has exclusive worldwide rights (excluding Japan) to develop and commercialize maribavir (VP41263) for the prevention and treatment of cytomegalovirus infections related to transplant (including solid organ and hematopoietic stem cell transplantation), congenital transmission, and in patients with HIV infection. The Company will focus initially on patients who have received a hematopoietic stem cell (bone marrow) transplant, and are at risk for or have been infected with CMV. The Company paid GSK a $3.5 million up-front licensing fee and may pay additional milestones based upon the achievement of defined clinical development and regulatory events, if any. The Company also will pay royalties to GSK and its licensor on product sales in the U.S. and the rest of the world (excluding Japan). The $3.5 million up-front licensing fee was recorded as an acquisition of technology rights expense during 2003 as the underlying technology has not reached technological feasibility and has no alternative uses.

Wyeth Agreement

In December 1999, the Company entered into a licensing agreement with Wyeth for the discovery, development and commercialization of hepatitis C drugs. In connection with the signing of the agreement, the Company received $5.0 million from Wyeth. This amount is non-refundable and a portion of it was recorded as deferred revenue at December 31, 1999. This revenue is being recognized as certain activities are performed by the Company over the estimated performance period. The original performance period was 5 years. In 2002, the Company and Wyeth extended the compound screening portion of the agreement by two years, and as a result the Company extended the performance period from 5 years to 7 years. The unamortized balance of the deferred revenue will be amortized over the balance of the extended performance period. Of this deferred revenue, the Company recognized $0.6 million as revenue in each 2005, 2004 and 2003 and $0.6 million is recorded as deferred revenue on the consolidated balance sheet at December 31, 2005. If drug candidates are successfully commercialized, the Company has the right to co-promote the products and share equally in the net profits in the U.S. and Canada. The Company is entitled to milestone payments upon the achievement of certain development milestones and royalties for product sales, if any, outside of the U.S. and Canada.

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

ViroPharma Incorporated

Notes to the Consolidated Financial Statements (continued)

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

The Company adopted a Stockholders’ Rights Plan (the “Plan”) in September 1998. In connection with the Plan, the Company designated from its Preferred Stock, par value $.001 per share, Series A Junior Participating Preferred Stock, par value $.001 per share (the “Series A Preferred Shares”), and reserved 200,000 Series A Preferred Shares for issuance under the Plan, which the Board has the authority to modify when deemed necessary. The Company declared a dividend distribution of one right for each outstanding share of common stock. The rights entitle stockholders to purchase one one-hundredth of a share of Series A Junior Participating Preferred Stock. The rights expire in 2008. Each holder of a right, other than the acquiring person, would be entitled to purchase $250 worth of common stock of the Company for each right at the exercise price of $125 per right, which would effectively enable such rights holders to purchase common stock at one-half of the then current price. At December 31, 2005, the rights were neither exercisable nor traded separately from the Company’s common stock, and become exercisable only if a person or group becomes the beneficial owner of 20% or more of the Company’s common stock or announces a tender offer which would result in ownership of 20% or more of the Company’s common stock.

Common Stock

In July 2001, the Company filed a Form S-3 universal shelf registration statement with the Securities and Exchange Commission (the “SEC”) for the registration and potential issuance of up to $300 million of the Company’s securities, of which $39 million remained at December 31, 2005. On October 19, 2001 the SEC declared the registration statement effective.

In December 2005, the Company entered into an underwriting agreement with Goldman, Sachs & Co., Piper Jaffray, Lazard Capital Markets and SG Cowen & Co. for the sale of 10,350,000 shares of its common stock at $16.75 per share. The sale was completed on December 12, 2005 and net proceeds from the sale were approximately $163.5 million.

ViroPharma Incorporated

Notes to the Consolidated Financial Statements (continued)

11.    Equity Compensation Plans

Employee Stock Option Plans

The company currently has three option plans in place: a 1995 Stock Option and Restricted Share Plan (“1995 Plan”), a 2001 Equity Incentive Plan (“2001 Plan”) and a 2005 Stock Option and Restricted Share Plan (“2005 Plan”) (collectively the “Plans”). In September 2005, the 1995 Plan expired. The Plans were adopted by the company’s board of directors to provide eligible individuals with an opportunity to acquire or increase an equity interest in the Company and to encourage such individuals to continue in the employment of the Company.

Stock options granted under the 1995 Plan and 2005 Plan must be granted at an exercise price not less than the fair value of the Company’s common stock on the date of grant. Stock options granted under the 2001 Plan can be granted at an exercise price that is less than the fair value of the Company’s common stock at the time of grant. Stock options granted from the Plans are exercisable for a period not to exceed ten years from the date of grant. Vesting schedules for the stock options vary, but generally vest 25% per year, over four years. The Plans provide for the delegation of certain administrative powers to a committee comprised of company officers. As a result of an amendment to the 1995 Plan in 2001, a provision that accelerates the vesting of unvested options under certain circumstances upon a change of control of the Company was modified to normalize the accelerated vesting across all option holders.

As of December 31, 2005, there were 1,076,237 shares available for grant under the Plans. The following table lists the balances available by Plan at December 31, 2005:

	1995 Plan	2001 Plan	2005 Plan	Combined
Number of shares authorized	4,500,000	500,000	850,000	5,850,000
Number of options granted since inception	(6,997,515)	(991,600)	(42,000)	(8,031,115)
Number of options cancelled since inception	2,831,824	759,837	—	3,591,661
Number of shares expired	(334,309)	—	—	(334,309)

Number of shares available for grant	—	268,237	808,000	1,076,237

The following table lists option grant activity for the three year period ending December 31, 2005:

	Share Options	Weighted average exercise price per share
Balance, December 31, 2002	3,355,137	$13.22
Granted	807,000	2.11
Exercised	(8,150)	0.35
Canceled	(328,227)	16.36

Balance, December 31, 2003	3,825,760	10.63
Granted	1,007,800	3.01
Exercised	(279,480)	0.90
Canceled	(1,851,909)	11.72

Balance at December 31, 2004	2,702,171	8.05
Granted	1,094,920	5.40
Exercised	(540,986)	2.74
Canceled	(121,900)	9.01

Balance at December 31, 2005	3,134,205	$8.00

ViroPharma Incorporated

Notes to the Consolidated Financial Statements (continued)

The Company has 3.1 million option grants outstanding at December 31, 2005 with exercise prices ranging from $0.99 per share to $38.70 per share and a weighted average remaining contractual life of 7.47 years. Of the 3.1 million option grants outstanding, the Company has 1.3 million exercisable option grants at December 31, 2005 with a weighted average exercise price of $12.73 per share. The following table lists the outstanding and exercisable option grants as of December 31, 2005:

	Options Outstanding			Options Exercisable
Exercise Price Range of Options	Share Options	Weighted average remaining contractual life (Years)	Weighted average exercise price per share	As of December 31, 2005	Weighted average exercise price
$ 0.99-2.71	755,125	7.88	$2.07	318,302	$1.78
2.91-3.14	634,420	9.03	3.10	10,000	2.94
3.33-7.05	894,180	8.35	4.93	255,750	3.67
8.38-21.13	671,130	4.99	17.56	568,630	17.83
22.44-38.70	179,350	5.07	29.85	172,063	30.13

$ 0.99-38.70	3,134,205	7.47	$8.00	1,324,745	$12.73

Options granted during 2005, 2004 and 2003 had weighted average fair values per option of $4.43, $2.68 and $1.86, respectively. The fair value of each option grant was estimated throughout the periods using the Black-Scholes option-pricing model using the following weighted-average assumptions for the Plans:

	2005	2004	2003
Expected dividend yield:	—	—	—
Risk free interest rate:	4.1%	3.9%	3.7%
Volatility:	127%	141%	149%
Expected option life (in years):	4.9	5.8	5.4

Employee Stock Purchase Plan

In 2000, the stockholders of the Company approved an employee stock purchase plan. A total of 300,000 shares originally were available under this plan. Since inception of the plan, the stockholders of the Company approved an amendment to the plan to increase the number of shares available for issuance under the plan by 300,000 shares. Under this plan, employees may purchase common stock through payroll deductions in semi-annual offerings at a price equal to the lower of 85% of the closing price on the applicable offering commencement date or 85% of the closing price on the applicable offering termination date. Under this plan 15,894, 16,273 and 48,438 shares were sold to employees during 2005, 2004 and 2003, respectively. As of December 31, 2005 there are approximately 307,575 shares remaining under this plan. The plan qualifies under Section 423 of the Internal Revenue Code.

Restricted Common Stock

In 2000, the Company issued 50,000 shares of restricted common stock to the Chief Executive Officer of the Company. These shares vest ratably over 48 months. The fair value of such stock at the respective issuance dates was $1.1 million. This amount is reflected in deferred compensation and is being amortized to operations over the vesting period. There was no compensation expense related to this issuance for the year ended December 31, 2005. During the years ended December 31, 2004 and 2003 compensation expense related to this issuance was $0.2 million. During 2005, 2004 and 2003, the Company issued no shares of restricted common stock.

ViroPharma Incorporated

Notes to the Consolidated Financial Statements (continued)

12.    Income Taxes

For the years ended December 31, 2003 and 2004, the Company had no income tax expense or benefit.

For the year ended December 31, 2005, the following table summarizes the components of income before income taxes and the benefit for income taxes:

(in thousands)	Year ended December 31, 2005
Income before income taxes	$75,900

(Benefit) expense for income taxes:
Current:
Federal	$7,797
State and local	2,153

Subtotal	9,950

Deferred:
Federal	(44,196)
State and local	(3,559)

Subtotal	(47,755)

Benefit from income taxes	$(37,805)

For the year ended December 31, 2005, the following table summarizes the principal elements of the difference between the effective income tax rate and the federal statutory income tax rate:

Year ended December 31, 2005
U.S. federal statutory income tax rate	35.0%
State and local income benefit, net of federal income tax effect	(1.2)
Derivative mark to market on convertible notes	1.9
Interest on convertible notes	0.9
Conversions of convertible notes	1.2
Change in valuation allowance	(87.6)

Effective income tax benefit rate	(49.8)%

The following table summarizes the change in the valuation allowance:

(in thousands)	December 31, 2005
Valuation allowance at beginning of year	$122,529

Credited to expense	72,300
Credited to additional paid-in capital	1,169

Valuation allowance at end of year	$49,060

When considering a reduction in the valuation allowance, the Company considers the level of past and future taxable income, the utilization of the carryforwards and other factors. Based upon these considerations, the Company credited to expense a reduction to the valuation allowance of $72.3 million in the fourth quarter of

ViroPharma Incorporated

Notes to the Consolidated Financial Statements (continued)

2005, $24.5 million of which related to the current year. The remaining $47.8 million relates to the portion of deferred tax assets that management believes it is more likely than not will be realized in future periods. The $1.2 million credited to additional paid-in capital represents the portion of the valuation allowance related to the beginning of the year. The Company also recorded $2.0 million related to current stock option tax benefits. The valuation allowance increased by $5.8 million during 2004 as a result of changes in deferred tax assets, which were fully offset by the valuation allowance.

The following table summarizes the components of deferred income tax assets and liabilities:

	December 31,
(in thousands)	2005	2004
Deferred tax assets:
Net operating loss carryforwards	$50,568	$64,064
Capitalized research and development costs	37,014	47,286
Research and development credit carryforward	9,158	9,604
Non-deductible reserves	1,278	1,156
Depreciation and amortization	366	383
Other	394	655

Subtotal	98,778	123,148
Valuation allowance	(49,060)	(122,529)

Deferred tax assets	49,718	619

Deferred tax liabilities:
Intangible amortization	1,127	—
Prepaid expenses	72	619

Deferred tax liabilities	1,199	619

Net deferred tax assets	$48,519	$—

Due to the uncertainty of the Company’s ability to realize the benefit of all of the deferred tax assets, the deferred tax assets are partially offset by a valuation allowance. The Company believes that it is more likely than not that the remaining net deferred tax assets will be utilized in future periods.

The following table indicates where net deferred income taxes have been classified in the Consolidated Balance Sheet:

(in thousands)	December 31, 2005	December 31, 2004
Deferred income tax assets—current	$11,644	$—
Deferred income tax assets—non-current	36,875	—

Net deferred income tax assets	$48,519	$—

The following table summarizes carryforwards of net operating losses and tax credits as of December 31, 2005.

(in thousands)	Amount	Expiration
Federal net operating losses	$116,997	2020 to 2024
State net operating losses	148,217	2007 to 2024
Research and development credits	9,158	2009 to 2024

ViroPharma Incorporated

Notes to the Consolidated Financial Statements (continued)

13.    Earnings per share

(in thousands, except per share data)	For the years ended December 31,
	2005	2004	2003
Basic Earnings Per Share
Net income (loss)	$113,705	$(19,534)	$(36,942)
Common stock outstanding	44,334	26,578	25,916

Basic net income (loss) per share	$2.56	$(0.73)	$(1.43)

Diluted Earnings Per Share
Net income (loss)	$113,705	$(19,534)	$(36,942)
Add interest expense on senior convertible notes	2,641	—	—

Diluted net income (loss)	$116,346	$(19,534)	$(36,942)
Common stock outstanding	44,334	26,578	25,916
Add shares on senior convertible notes	11,959	—	—
Add “in-the-money” stock options	1,317	—	—

Common stock assuming conversion and stock option exercises	57,610	26,578	25,916

Diluted net income (loss) per share	$2.02	$(0.73)	$(1.43)

For the year ended December 31, 2005, diluted net income per share of $2.02 excludes approximately 938,000 shares related to the subordinated convertible notes as their effect would be anti-dilutive and approximately 830,000 shares related to stock options that were not “in-the-money” as of December 31, 2005. For the years ended December 31, 2004 and 2003, diluted net loss per share of $0.73 and $1.43 is calculated using basic common shares outstanding since including potential common shares of 2.7 million in 2004 and 3.8 million in 2003 would be anti-dilutive.

14.    401(k) Employee Savings Plan

In 1998, the Company adopted a new 401(k) Employee Savings Plan (the “401(k) Plan”) available to all employees meeting certain eligibility criteria. The 401(k) Plan permits participants to contribute up to 92% of their compensation not to exceed the limits established by the Internal Revenue Code. Participants are always fully vested in their contributions. The Company matches of 25% on the first 6% of participating employee contributions. The Company contributed approximately $47,000, $60,000 and $81,000 to the 401(k) Plan in each of the years ended December 31, 2005, 2004 and 2003, respectively. The Company’s contributions are made in cash. The Company’s common stock is not an investment option available to participants in the 401(k) Plan.

15.    Commitments and Contingencies

The Company currently leases 33,000 square feet in Exton, Pennsylvania for its marketing, development and corporate activities under an operating lease expiring in 2017. The total remaining obligation under this lease is $8.1 million. The lease provides the Company two consecutive optional renewal terms of five years each.

As part of the manufacturing agreement with Lilly, the Company has certain minimum purchase requirements of Vancocin for a period of time less than one year, on a rolling basis, which at December 31, 2005 totaled $3.4 million. The Company is not contractually obligated to any amount of purchases other than in connection with the purchase orders processed for finished goods based on the rolling basis, and cannot reasonably estimate the amount of Vancocin which it may be obligated to purchase in the future. In December

ViroPharma Incorporated

Notes to the Consolidated Financial Statements (continued)

2005, the Company entered into an agreement with OSG Norwich Pharmaceuticals, Inc. (“OSG Norwich”) for the manufacture of finished product, which expires in December 2010. In this agreement for Vancocin finished product, the Company is obligated to purchase 80% of its finished product requirements from OSG Norwich (other than such requirements filled by Lilly through September 2006), provided that OSG Norwich has sufficient capacity to meet such requirements.

The Company’s future minimum lease payments under the aforementioned lease and other operating leases related to equipment for years subsequent to December 31, 2005 are as follows (in thousands):

Year ending December 31,	Commitments
2006	$671
2007	683
2008	653
2009	659
2010	673
Thereafter	4,878

Total minimum payments	$8,217

Rent expense for the years ended December 31, 2005, 2004, and 2003 aggregated $0.7 million, $0.9 million and $1.8 million, respectively.

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

16. Restructuring

2005 Actions

There were no restructuring actions in 2005.

2004 Actions

In January 2004, the Company announced that it had restructured its organization to focus its resources on the advancement and development of later stage products. As a result of this restructuring, the Company reduced its workforce by 70% from December 2003 levels. This reduction was the result of the Company discontinuing its early stage activities, including discovery research and most internal preclinical activities, and reductions in clinical development and general and administrative personnel. During the first nine months of 2004, the Company included $9.2 million of severance and asset impairment costs related to this restructuring in the consolidated financial statements. The following table reflects the charges recorded during the year ended December 31, 2004:

	Research and Development	G&A	Total
(in thousands)
Severance	$3,579	$922	$4,501
Asset impairments	—	5,169	5,169
Additional proceeds from the sale of unused fixed assets	—	(422)	(422)

Total	$3,579	$5,669	$9,248

ViroPharma Incorporated

Notes to the Consolidated Financial Statements (continued)

During the third quarter of 2004, the restructuring charge was adjusted. The balance of all restructuring obligations was paid by the end of 2004. Therefore, as of December 31, 2004, no restructuring accrual remained.

17.    Supplemental Cash Flow Information

	Year ended December 31,
	2005	2004
(in thousands)
Supplemental disclosure of non-cash transactions:
Non-cash conversion of senior convertible notes, net of non-cash costs of $11,219	$63,781	$—
Non-cash debt discount upon issuance of senior convertible notes	8,587	—
Non-cash conversion of senior notes to senior convertible notes	62,500	—
Issuance of stock for make-whole payments on auto conversions	5,649	—
Non-cash interest expense for beneficial conversion on make-whole payments	1,489	—
Write-off of accrued interest to additional paid-in capital for auto conversions	766	—
Stock received from sale of Bio-defense assets	—	(1,015)
Unrealized gains (losses) on available for sale securities	(497)	248
Supplemental disclosure of cash flow information:
Cash paid for interest	$7,410	$8,661
Cash paid for taxes	9,532	—

18.    Quarterly Financial Information (unaudited)

This table summarizes the unaudited consolidated financial results of operations for the quarters ended (amounts in thousands except per share data):

	March 31,	June 30,	September 30,	December 31,
2005 Quarter Ended
Revenues	$27,196	$28,965	$35,798	$40,458
Gross Product Margin (1)	17,441	24,394	30,647	35,342
Operating Expenses	(9,810)	(10,259)	(11,940)	(12,263)
Income Tax Expense (Benefit)	—	3,813	3,292	(44,910)
Net Income (Loss)	17,374	4,981	18,652	72,698
Basic net (loss) income per share (2)	$0.64	$0.15	$0.33	1.21

Diluted net (loss) income per share (2)	$0.36	$0.11	$0.31	1.17

2004 Quarter Ended
Revenues	$1,737	$1,765	$398	$18,489
Gross Product Margin (1)	—	—	—	6,631
Operating Expenses	(16,610)	(5,359)	(3,718)	(8,711)
Net Income (Loss)	(16,616)	(5,378)	(3,331)	5,791
Basic net (loss) income per share (2)	$(0.63)	$(0.20)	$(0.13)	$0.22
Diluted net (loss) income per share (2)	$(0.63)	$(0.20)	$(0.13)	$0.22

(1)	Gross product margin is calculated as net product sales less cost of sales.
(2)	Net (loss) income per share amounts will not agree to the per share amounts for the full year due to the use of weighted average shares for each period.