Form 10-Q
period 2006-03-31
VIROPHARMA INC
filed 2006-05-05
CIK 946840

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

or

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

Number of shares outstanding of the issuer’s Common Stock, par value $.002 per share, as of May 2, 2006: 68,587,608 shares.

VIROPHARMA INCORPORATED

ViroPharma Incorporated

Consolidated Balance Sheet

(unaudited)

(in thousands, except share and per share data)	March 31, 2006	December 31, 2005
Assets
Current assets:
Cash and cash equivalents	$85,846	$232,195
Short-term investments	70,917	1,218
Accounts receivable, net	13,710	14,887
Inventory	10,267	10,996
Income taxes receivable	732	1,977
Deferred income taxes	11,410	11,644
Other current assets	2,615	1,912

Total current assets	195,497	274,829
Intangible assets, net	120,416	121,691
Equipment and leasehold improvements, net	2,719	1,555
Deferred income taxes	34,877	36,875
Debt issue costs, net	—	526
Other assets	49	49

Total assets	$353,558	$435,525

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,759	$9,256
Accrued expenses and other current liabilities	10,666	19,423
Income taxes payable	1,636	—
Current portion of long-term debt	—	78,920
Deferred revenue – current	423	564

Total current liabilities	16,484	108,163
Other liabilities	566	385

Total liabilities	17,050	108,548

Commitments and Contingencies

Stockholders’ equity:
Preferred stock, par value $0.001 per share. 5,000,000 shares authorized; Series A convertible participating preferred stock; no shares issued and outstanding	—	—
Series A junior participating preferred stock, par value $0.001 per share. 200,000 shares designated; no shares issued and outstanding	—	—
Common stock, par value $0.002 per share. 100,000,000 shares authorized; issued and outstanding 68,587,608 shares at March 31, 2006 and 68,563,879 shares at December 31, 2005	137	137
Additional paid-in capital	491,622	490,593
Deferred compensation	—	(3)
Accumulated other comprehensive (loss)	(39)	(350)
Accumulated deficit	(155,212)	(163,400)

Total stockholders’ equity	336,508	326,977

Total liabilities and stockholders’ equity	$353,558	$435,525

See accompanying notes to unaudited consolidated financial statements.

ViroPharma Incorporated

Consolidated Statements of Operations

(unaudited)

	Three months ended March 31,
(in thousands, except per share data)	2006	2005
Revenues:
Net product sales	$29,233	$21,055
License fee and milestone revenue	141	6,141

Total revenues	29,374	27,196

Costs and Expenses:
Cost of sales	5,674	3,614
Research and development	4,074	2,761
Marketing, general and administrative	4,906	2,265
Intangible amortization and acquisition of technology rights	1,275	1,170

Total costs and expenses	15,929	9,810

Operating income	13,445	17,386

Other Income (Expense):
Change in fair value of derivative liability	—	3,558
Loss on bond redemption	(1,127)	—
Interest income	2,222	208
Interest expense	(865)	(3,778)

Income before income tax expense	13,675	17,374
Income tax expense	5,487	—

Net income	$8,188	$17,374

Net income per share:
Basic	$0.12	$0.64
Diluted	$0.12	$0.36

Shares used in computing net income per share:
Basic	68,565	27,137
Diluted	70,268	51,997

See accompanying notes to unaudited consolidated financial statements.

ViroPharma Incorporated

Consolidated Statements of Stockholders’ Equity

(unaudited)

(in thousands)	Number of shares	Amount	Number of shares	Amount	Additional paid-in capital	Deferred comp	Accumulated other comprehensive (loss)	Accumulated deficit	Total stockholders’ equity
Balance, December 31, 2005	—	$—	68,564	$137	$490,593	$(3)	$(350)	$(163,400)	$326,977
Exercise of common stock options	—	—	24	—	69	—	—	—	69
Issuance costs of common stock	—	—	—	—	(63)	—	—	—	(63)
Share-based compensation	—	—	—	—	975	3	—	—	978
Record liability classified share-based obligations	—	—	—	—	(116)	—	—	—	(116)
Unrealized gain on available for sale securities	—	—	—	—	—	—	311	—	311
Stock option tax benefits	—	—	—	—	164	—	—	—	164
Net income	—	—	—	—	—	—	—	8,188	8,188

Balance, March 31, 2006	—	$—	68,588	$137	$491,622	$—	$(39)	$(155,212)	$336,508

ViroPharma Incorporated

Consolidated Statements of Cash Flows

(unaudited)

	Three months ended March 31,
(in thousands)	2006	2005
Cash flows from operating activities:
Net income	$8,188	$17,374
Adjustments to reconcile net income to net cash provided by operating activities:
Non-cash gain on derivative liability	—	(3,558)
Loss on bond redemption	1,127	—
Non-cash share-based compensation expense	929	2
Non-cash interest expense	75	824
Deferred tax provision	2,232	—
Depreciation and amortization expense	1,388	1,253
Changes in assets and liabilities:
Accounts receivable	1,177	410
Inventory	729	(1,920)
Other current assets	(703)	504
Accounts payable	(5,497)	1,111
Accrued expenses and other current liabilities	(8,825)	(2,598)
Deferred revenue	(141)	(140)
Derivative liability	—	(585)
Income taxes receivable/payable	2,881	—
Other liabilities	181	(9)

Net cash provided by operating activities	3,741	12,668

Cash flows from investing activities:
Purchase of equipment and leasehold improvements	(1,277)	(56)
Purchase of Vancocin assets	—	(21)
Release of restricted investments	—	9,033
Purchases of short-term investments	(401,176)	(55,554)
Maturities of short-term investments	331,789	55,492

Net cash provided by (used in) investing activities	(70,664)	8,894

Cash flows from financing activities:
Redemption of subordinated convertible notes	(79,596)	—
Net proceeds from issuance of common stock	6	83
Excess tax benefits from share-based payment arrangements	164	—
Issuance costs related to the convertible senior notes	—	(20)

Net cash provided by (used in) financing activities	(79,426)	63

Net increase (decrease) in cash and cash equivalents	(146,349)	21,625

Cash and cash equivalents at beginning of period	232,195	22,993

Cash and cash equivalents at end of period	$85,846	$44,618

See accompanying notes to unaudited consolidated financial statements.

ViroPharma Incorporated

Notes to the Unaudited Consolidated Financial Statements

Note 1. Organization and Business Activities

ViroPharma Incorporated and subsidiaries (“ViroPharma” or “the Company”) is a biopharmaceutical company dedicated to the development and commercialization of products that address serious diseases. The Company has a core expertise in the area of infectious diseases and is committed to focusing its commercialization and development programs on products used by physician specialists or in hospital settings. ViroPharma has one marketed product and multiple product candidates in clinical development. The Company intends to grow through sales of its marketed product, Vancocin® HCl Capsules, the oral capsule formulation of vancomycin hydrochloride, and continued development of its product pipeline and potential acquisition of products or companies.

ViroPharma markets and sells Vancocin in the U.S. and its territories. Vancocin is a potent antibiotic approved by the U.S. Food and Drug Administration, or FDA, to treat antibiotic-associated pseudomembranous colitis caused by Clostridium difficile, or C. difficile, and enterocolitis caused by Staphylococcus aureus, including methicillin-resistant strains.

ViroPharma is developing maribavir for the treatment of cytomegalovirus, or CMV, infection and HCV-796 for the treatment of hepatitis C virus, or HCV, infection. The Company has licensed the U.S. and Canadian rights for a third product candidate, an intranasal formulation of pleconaril, to Schering-Plough for the treatment of picornavirus infections.

Basis of Presentation

The consolidated financial information at March 31, 2006 and for the three months ended March 31, 2006 and 2005, is unaudited but includes all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary to state fairly the consolidated financial information set forth therein in accordance with accounting principles generally accepted in the United States of America. The interim results are not necessarily indicative of results to be expected for the full fiscal year. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2005 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission.

In December 2004, the FASB issued Statement of Financial Accounting Standard (“SFAS”) No. 123R, Share-Based Payment, (SFAS 123R). This statement replaces SFAS 123 and supersedes APB No. 25. This statement establishes standards for the accounting for which an entity exchanges its equity instruments for goods or services. This statement also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. SFAS 123R requires the Company to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost shall be recognized over the period during which an employee is required to provide service in exchange for the award – the requisite service period (vesting period). The grant-date fair value of employee share options will be estimated using Black-Scholes option-pricing model adjusted for the unique characteristics of those instruments. The Company adopted SFAS 123R using the modified prospective approach effective January 1, 2006, which resulted in a material impact on our consolidated financial statements for the quarter ended March 31, 2006. See Note 5 for the disclosures related to SFAS 123R.

In November 2005, the FASB issued FASB Staff Position (“FSP”) SFAS 123(R)-3, Transition Election Related to Accounting for the Tax Effects of Share-based Payment Awards, that provides an elective alternative transition method of calculating the pool of excess tax benefits available to absorb tax deficiencies recognized subsequent to the adoption of SFAS 123R (the “APIC Pool”) to the method otherwise required by paragraph 81 of SFAS 123R. We may take up to one year from the effective date of the FSP to evaluate our available alternatives and make our one-time election. We are currently evaluating the alternative methods in connection with our adoption of SFAS 123R.

In November 2005, the FASB issued FSP SFAS 115-1, The Meaning of Other-than-Temporary Impairment and Its Application to Certain Investments (FSP 115-1). This statement supersedes EITF Issue No. 03-1 and EITF Abstracts Topic No. D-44. This statement summarizes the accounting and disclosure guidance on other-than-temporary impairments of securities. The Company adopted FSP 115-1 on January 1, 2006 with no impact on our unaudited consolidated financial statements for the quarter ended March 31, 2006.

Reclassification

Certain prior year amounts have been reclassified to conform to the current year presentation.

ViroPharma Incorporated

Notes to the Unaudited Consolidated Financial Statements

Note 2. Inventory

Inventory is related to Vancocin and is stated at the lower of cost or market using the first-in first-out method. The following represents the components of the inventory at March 31, 2006 and December 31, 2005:

(in thousands)	March 31, 2006	December 31, 2005
Raw Materials	$2,108	$2,108
Finished Goods	8,159	8,888

Total	$10,267	$10,996

Note 3. Intangible Assets

The following represents the balance of the intangible assets at March 31, 2006:

(in thousands)	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
Trademarks	$11,412	$634	$10,778
Know-how	79,880	4,438	75,442
Customer relationship	36,207	2,011	34,196

Total	$127,499	$7,083	$120,416

The following represents the balance of the intangible assets at December 31, 2005:

(in thousands)	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
Trademarks	$11,412	$520	$10,892
Know-how	79,880	3,639	76,241
Customer relationship	36,207	1,649	34,558

Total	$127,499	$5,808	$121,691

In March 2006, the Company learned that the Office of Generic Drugs (“OGD”), Center for Drug Evaluation and Research of the Federal Drug Administration (“FDA”) had changed its approach regarding the conditions that must be met in order for a generic drug applicant to request a waiver of in-vivo bioequivalence testing for vancomycin hydrochloride capsules. A change in regulation is a defined triggering event in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Therefore, since this change in regulation could potentially impact the recoverability or useful life of the Vancocin-related intangible assets, the Company assessed the intangible assets for potential impairment or change in useful life. As such, the Company determined that no impairment charge was appropriate at this time as management believes undiscounted cash flows will be sufficient to recover the carrying value of the asset and there has been no change to fair value, which exceeds book value. In addition, management believes there are no indicators that would require a change in useful life at this time.

In the event the OGD’s revised approach for Vancocin remains in effect, the time period in which a generic competitor may enter the market could be reduced. This could result in a reduction to the useful life of the Vancocin-related intangible assets. A reduction in the useful life, as well as the timing and number of generics, will impact our cash flow assumptions and estimate of fair value, perhaps to a level that could result in an impairment charge. The Company will continue to monitor the actions of the OGD and consider the effects of our opposition actions and the announcements by generic competitors or other adverse events for additional impairment indicators and will reevaluate the expected cash flows and fair value of our Vancocin-related assets at such time.

The Company is obligated to pay Eli Lilly and Company (“Lilly”) additional purchase price consideration based on net sales of Vancocin within a calendar year. The additional purchase price consideration is determined by the annual net sales of Vancocin and is paid quarterly and is due each year through 2011. The net sales of Vancocin for the first quarter of 2006 were below the contracted range for which we would be obligated to additional purchase price consideration for 2006.

ViroPharma Incorporated

Notes to the Unaudited Consolidated Financial Statements

Therefore, additional purchase price consideration was not recorded in the first quarter of 2006.

The Company is obligated to pay Lilly additional amounts based on annual net sales of Vancocin as set forth below:

2006	35% payment on net sales between $46-65 million
2007	35% payment on net sales between $48-65 million
2008 through 2011	35% payment on net sales between $45-65 million

No additional payments are due to Lilly on net sales of Vancocin below or above the net sales levels reflected in the above table.

The Company accounts for these additional payments as additional purchase price in accordance with SFAS No. 141, Business Combinations, which requires that the additional purchase price consideration is recorded as an increase to the intangible assets of Vancocin, is allocated over the asset classifications described above and is amortized over the remaining estimated useful life of the intangible assets. In addition, at the time of recording the additional intangible assets, a cumulative adjustment is recorded to accumulated intangible amortization, in addition to ordinary amortization expense, in order to reflect amortization as if the additional purchase price had been paid in November 2004.

Amortization expense for the three months ended March 31, 2006 and 2005 was $1.3 million and $1.2 million, respectively. The estimated aggregated amortization expense for each of the next five years will be approximately $5.1 million, excluding any future increases related to additional purchase price consideration that may be payable to Lilly.

Note 4. Long-Term Debt

On March 31, 2006, the Company had no long-term debt outstanding. On December 31, 2005, the Company’s long-term indebtedness included $78.9 million of subordinated convertible notes, which was reported as current since, as of December 31, 2005, it was the Company’s intent to redeem these notes in the first quarter of 2006. On March 1, 2006, the Company redeemed the remaining $78.9 million principal amount of subordinated convertible notes for $79.6 million. This eliminated the Company’s long-term debt that was outstanding at December 31, 2005. The Company recognized a charge of $1.1 million related to this payment, which includes a $0.7 million premium and the write-off of the remaining $0.4 million of deferred financing costs at March 1, 2006.

Note 5. Shared-based Compensation

The Company adopted SFAS 123R as of January 1, 2006 using the modified prospective method. SFAS 123R primarily resulted in a change in the Company’s method of measuring and recognizing the cost of grants under the Employee Stock Option plans and Employee Stock Purchase Plan to a fair value method and estimating forfeitures for all unvested awards. Results for prior periods have not been restated. In connection with the adoption of SFAS 123R, the deferred compensation at December 31, 2005 of $3,000 related to previous grants of non-employee stock option was offset against additional paid-in capital. Prior to the adoption of SFAS 123R, the Company presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows. SFAS 123R requires the cash flows resulting from gross tax benefits in excess of the compensation cost recognized for those options (excess tax benefits) be classified as financing cash flows.

In accordance with Staff Accounting Bulletin No. 107 (“SAB 107”) issued in March 2005, share-based payment expense has been included in both research and development expense and marketing, general and administrative expense. Share-based plans expense consisted of the following:

(in thousands)	Three months ended March 31, 2006
Plan	Research and Development	Marketing, general and administrative	Total
Employee Stock Option Plans	$256	$706	$962
Employee Stock Purchase Plan	6	7	13
Non-employee Stock Options	(46)	—	(46)

Total	$216	$713	$929

No amounts of share-based compensation cost have been capitalized into inventory or other assets during the quarter ended March 31, 2006.

As a result of adopting SFAS 123R, the Company’s income before income taxes and net income for the three months ended March 31, 2006 were $0.9 million and $0.7 million lower, respectively, than if it had continued to account for share-based compensation under APB No. 25. Basic and diluted earnings per share for the three months ended March 31, 2006 would have been $0.13 per share if the Company had not adopted SFAS 123R, compared to reported basic and diluted earnings per share of $0.12 per share.

ViroPharma Incorporated

Notes to the Unaudited Consolidated Financial Statements

Employee Stock Option Plans

The Company currently has three option plans in place: a 1995 Stock Option and Restricted Share Plan (“1995 Plan”), a 2001 Equity Incentive Plan (“2001 Plan”) and a 2005 Stock Option and Restricted Share Plan (“2005 Plan”) (collectively, the “Plans”). In September 2005, the 1995 Plan expired and no additional grants will be issued from this plan. The Plans were adopted by the Company’s board of directors to provide eligible individuals with an opportunity to acquire or increase an equity interest in the Company and to encourage such individuals to continue in the employment of the Company.

Stock options granted under the 2005 Plan must be granted at an exercise price not less than the fair value of the Company’s common stock on the date of grant. Stock options granted under the 2001 Plan can be granted at an exercise price that is less than the fair value of the Company’s common stock at the time of grant. Stock options granted under the 1995 Plan were granted at an exercise price not less than the fair value of the Company’s common stock on the date of grant. Stock options granted from the Plans are exercisable for a period not to exceed ten years from the date of grant. Vesting schedules for the stock options vary, but generally vest 25% per year, over four years. Shares issued under the Plans are new shares. The Plans provide for the delegation of certain administrative powers to a committee comprised of company officers.

Options granted during the first quarter of 2006 and 2005 had weighted average fair values of $16.77 and $2.85 per option. The fair value of each option grant was estimated throughout the periods using the Black-Scholes option-pricing model using the following assumptions for the Plans:

	2006	2005
Expected dividend yield	—	—
Range of risk free interest rate	4.29% - 5.09%	4.33%
Weighted-average volatility	110.35%	140.00%
Range of volatility	98.8% - 112.1%	140.00%
Range of expected option life (in years)	4.08 - 6.25	5.77

Risk free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. Volatility is based on the Company’s stock price over the expected term of the grant. Expected term is based upon the short-cut method permitted under SAB 107. The range of weighted-average volatility as of March 31, 2005 is the same because there was only one grant date during the period.

Prior to adopting SFAS No. 123R, if the Company determined compensation cost for options granted based on their fair value at the grant date under SFAS No. 123, the Company’s net income and net income per share would have been adjusted as indicated below (option forfeitures are accounted for as they occurred and no amounts of compensation expense have been capitalized into inventory or other assets, but instead are considered period expenses in the pro forma amounts):

(in thousands, except per share data)	For the three months ended March 31, 2005
Net income (loss):
As reported	$17,374
Add: stock-based employee compensation expense included in net income	2
Deduct: total stock-based employee compensation expense determined under the fair-value-based method for all employee and director awards	(534)

Pro forma under SFAS No. 123	$16,842

Net income (loss) per share:
Basic:
As reported	$0.64

Pro forma under SFAS No. 123	$0.62

Diluted:
As reported	$0.36

Pro forma under SFAS No. 123	$0.35

ViroPharma Incorporated

Notes to the Unaudited Consolidated Financial Statements

As of March 31, 2006, there were 566,737 shares available for grant under the Plans. The following table lists the balances available by Plan at March 31, 2006:

	1995 Plan	2001 Plan	2005 Plan	Combined
Number of shares authorized	4,500,000	500,000	850,000	5,850,000
Number of options granted since inception	(6,997,515)	(991,600)	(551,500)	(8,540,615)
Number of options cancelled since inception	2,831,824	759,837	—	3,591,661
Number of shares expired	(334,309)	—	—	(334,309)

Number of shares available for grant	—	268,237	298,500	566,737

The following table lists option grant activity for the quarter ended March 31, 2006:

	Share Options	Weighted average exercise price per share
Balance at December 31, 2005	3,134,205	$8.00
Granted	509,500	19.75
Exercised	(23,724)	2.92
Forfeited	—	—
Expired	—	—

Balance at March 31, 2006	3,619,981	$9.69

The total intrinsic value of share options exercised during the quarters ended March 31, 2006 and 2005 was $0.4 million and approximately $87,600, respectively.

The Company has 3,619,981 million option grants outstanding at March 31, 2006 with exercise prices ranging from $0.99 per share to $38.70 per share and a weighted average remaining contractual life of 7.59 years. The following table lists the outstanding and exercisable option grants as of March 31, 2006:

	Number of options	Weighted-Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding	3,619,981	$9.69	7.59	$21,063
Exercisable	1,716,412	10.72	6.13	9,627

As of March 31, 2006, there was $12.6 million of total unrecognized compensation cost related to un-vested share-based payments (including share options) granted under the Plans. That cost is expected to be recognized over a weighted-average period of 3.5 years. The total fair value of shares vested in the quarter ended March 31, 2006 and 2005 was $1.4 million and $0.9 million, respectively.

Employee Stock Purchase Plan

In 2000, the stockholders of the Company approved an employee stock purchase plan. A total of 300,000 shares originally were available under this plan. Since inception of the plan, the stockholders of the Company approved an amendment to the plan to increase the number of shares available for issuance under the plan by 300,000 shares. As of March 31, 2006 there are approximately 307,575 shares remaining under this plan.

Under this plan, employees may purchase common stock through payroll deductions in semi-annual offerings at a price equal to the lower of 85% of the closing price on the applicable offering commencement date or 85% of the closing price on the applicable offering termination date. Since the total payroll deductions from the plan period are used to purchase shares at the end of the offering period, the number of shares ultimately purchased by the participants is variable based upon the purchase price. Shares issued under the employee stock purchase plan are new shares.

ViroPharma Incorporated

Notes to the Unaudited Consolidated Financial Statements

During the first quarter of 2006, the Company received approximately $26,000 related to the employee stock purchase plan. However, employees have the option to cancel their enrollment and have these funds reimbursed any time prior to purchase of the shares.

The fair value of the share-based payments associated with the semi-annual enrollment beginning January 1, 2006 was approximately $24,000. As such, the Company recorded approximately $12,000 of compensation expense related to the first the first quarter of 2006. The fair value was estimated using the Type B model provided by SFAS 123R, with the following assumptions:

2006
Expected dividend yield:	—
Risk free interest rate:	4.40%
Volatility:	84.2%
Expected option life (in years):	0.50

Under this plan, no shares were sold to employees during the first quarter of 2006 or 2005. Based on the stock price of $19.12 per share on the commencement date of January 1, 2006, there are approximately 3,200 nonvested shares related to the employee stock purchase plan as of March 31, 2006. The actual number of shares purchased will be higher if the stock price on the date of issuance is lower than stock price on the commencement date.

The plan qualifies under Section 423 of the Internal Revenue Code.

Non-employee Stock Options

In connection with the adoption of SFAS 123R on January 1, 2006, the Company reclassified approximately $116,000 from additional paid-in capital to a current liability for 9,000 shares related to outstanding stock options issued to non-employees in accordance with EITF Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock. As required by SFAS 123R, the Company remeasured the fair value of these options to approximately $67,000 as of March 31, 2006, which reduced compensation expense by approximately $49,000 in the first quarter of 2006. At the time of grant, these options had been recorded as expense and an increase in additional paid-in capital in accordance with APB Opinion No. 25.

The fair value of the non-employee share options was estimated using the Black-Scholes option-pricing model using the following range of assumptions:

	March 31, 2006	January 1, 2006
Expected dividend yield:	—	—
Risk free interest rate:	4.82% - 4.83%	4.35% - 4.41%
Volatility:	83.1% - 103.2%	78.1% - 112.6%
Expected option life (in years):	1.31 - 5.76	1.55 - 6.01

There were no non-employee share options vested or exercised during the quarters ended March 31, 2006 or 2005. Shares issued to non-employees upon exercise of stock options are new shares.

ViroPharma Incorporated

Notes to the Unaudited Consolidated Financial Statements

Note 6. Comprehensive Income (Loss)

In the Company’s annual consolidated financial statements, comprehensive income (loss) is presented as a separate financial statement. For interim consolidated financial statements, the Company is permitted to disclose the information in the footnotes to the consolidated financial statements. The disclosures are required for comparative purposes. The only comprehensive income (loss) item the Company has is unrealized gains and losses on available for sale securities. The following reconciles net income (loss) to comprehensive income (loss) for the three months ended March 31, 2006 and 2005:

	Three months ended March 31,
(in thousands)	2006	2005
Net income	$8,188	$17,374
Other comprehensive (loss):
Unrealized gains (losses) on available for sale securities	311	(266)

Comprehensive income	$8,499	$17,108

The unrealized gain for the three months ended March 31, 2006 is reported net of federal and state income taxes.

Note 7. Earnings per share

	Three months ended March 31,
(in thousands, except per share data)	2006	2005
Basic Earnings Per Share
Net income	$8,188	$17,374
Common stock outstanding	68,565	27,137

Basic net income per share	$0.12	$0.64

Diluted Earnings Per Share
Net income	$8,188	$17,374
Add interest expense on senior convertible notes	—	1,170

Diluted net income	$8,188	$18,544

Common stock outstanding	68,565	27,137
Add shares from senior convertible notes	—	24,515
Add “in-the-money” stock options	1,703	345

Common stock assuming conversion and stock option exercises	70,268	51,997

Diluted net income per share	$0.12	$0.36

The following common shares that are associated with stock options were excluded from the calculations as their effect would be anti-dilutive:

	Three months ended March 31,
(in thousands)	2006	2005
Common Shares Excluded	1,905	2,208

ViroPharma Incorporated

Notes to the Unaudited Consolidated Financial Statements

Note 8. Supplemental Cash Flow Information

	Three months ended March 31,
(in thousands)	2006	2005
Supplemental disclosure of non-cash transactions:
Unrealized gains (losses) on available for sale securities	$311	$(266)
Initial recognition of liability classified share-based awards	116	—
Liability classified share-based compensation benefit	(49)	—
Non-cash conversion of senior notes to senior convertible notes	—	62,500
Non-cash debt discount on senior convertible notes	—	7,914
Non-cash conversion on senior convertible notes, net of associated costs of $561	—	2,689
Deferred compensation	—	2
Supplemental disclosure of cash flow information:
Cash paid for interest	$2,368	$4,688
Cash paid for taxes	374	—

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We are a biopharmaceutical company dedicated to the development and commercialization of products that address serious diseases. We have a core expertise in the area of infectious diseases and are committed to focusing our commercialization and development programs on products used by physician specialists or in hospital settings. We intend to grow through sales of our marketed product, Vancocin® HCl Capsules, and through the continued development of our product pipeline and potential acquisition of products or companies.

We have one marketed product and multiple product candidates in clinical development. We market and sell Vancocin® HCl Capsules, the oral capsule formulation of vancomycin hydrochloride, in the U.S. and its territories. Vancocin is a potent antibiotic approved by the U.S. Food and Drug Administration, or FDA, to treat antibiotic-associated pseudomembranous colitis caused by Clostridium difficile, or C. difficile, and enterocolitis caused by S. aureus, including methicillin-resistant strains. We are developing maribavir for the treatment of cytomegalovirus, or CMV, infection, and HCV-796 for the treatment of hepatitis C virus, or HCV, infection. We have licensed the U.S. and Canadian rights for a third product candidate, an intranasal formulation of pleconaril, to Schering-Plough for the treatment of picornavirus infections.

We intend to continue to evaluate in-licensing or other means of acquiring products in clinical development, and marketed products, in order to expand our current portfolio. Such products may be intended to treat, or are currently used to treat, the patient populations treated by physician specialists or in hospital settings.

On March 1, 2006, we redeemed the remaining $78.9 million principal amount of subordinated convertible notes, which eliminated all long-term debt that was outstanding at December 31, 2005. We have working capital of $179.0 million at March 31, 2006.

Executive Summary

During the first quarter of 2006, we experienced the following:

Business Activities

Vancocin:

•	Finalized the qualifications of OSG Norwich to manufacture Vancocin finished product.

•	Learned of change by Office of Generic Drugs, Center for Drug Evaluation and Research (“OGD”) on the approach regarding the conditions that must be met in order for a generic drug applicant to request a waiver of in vivo bioequivalence testing for vancomycin hydrochloride capsules. We began opposing this attempt by the OGD to change the approach towards making vancomycin hydrochloride capsules bioequivalence decisions.

CMV:

•	Announced positive preliminary results from a phase 2 study with maribavir.

•	Continued planning phase 3 studies.

HCV (with our partner Wyeth):

•	Continued our clinical development efforts to study HCV-796 in combination with pegylated interferon.

Operating Results

•	Increased net sales as compared to the first quarter of 2005, primarily resulting from 2005 price increases.

•	A reduction in what we estimate to be the level of Vancocin inventory at wholesalers, resulting in lower net sales as compared to the fourth quarter of 2005.

•	Utilized of a portion of Vancocin finished goods manufactured pursuant to the November 2005 amendment to our manufacturing agreement with Lilly, resulting in a lower gross product margin.

•	Recorded income tax expense of $5.5 million.

Liquidity

•	Eliminated debt principal of $78.9 million through redemption of the last of our subordinated convertible notes.

•	Generated net cash from operating activities of $3.7 million.

During 2006 and going forward, we expect to face a number of challenges, which include the following:

The commercial sale of approved pharmaceutical products is subject to risks and uncertainties. There can be no assurance that future Vancocin sales will meet or exceed the historical rate of sales for the product, for reasons that include, but are not limited to, generic and non-generic competition for Vancocin and/or changes in prescribing habits. Additionally, period over period fluctuations in net product sales are expected to occur as a result of wholesaler buying decisions.

We cannot assure you that generic competitors will not take advantage of the absence of patent protection for Vancocin to attempt to develop a competing product. We are not able to predict the time period in which a generic drug may enter the market. On March 17, 2006, we learned that the OGD, changed its approach regarding the conditions that must be met in order for a generic drug applicant to request a waiver of in-vivo bioequivalence testing for vancomycin hydrochloride capsules. We are opposing this attempt. However, in the event this change in approach remains in effect, the time period in which a generic competitor may enter the market could be reduced and multiple generics may enter the market.

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

We cannot be certain that we will be successful in developing and ultimately commercializing any of our product candidates in the timeframes that we expect, or at all.

We can not assure you that cash flows from Vancocin sales will be sufficient to fund all of our ongoing development and operational costs over the next several years, that planned clinical trials can be initiated, or that planned or ongoing clinical trials can be successfully concluded or concluded in accordance with our anticipated schedule and costs. Moreover, the results of our business development efforts could require considerable investments.

Our actual results could differ materially from those results expressed in, or implied by, our expectations and assumptions described in this Quarterly Report on Form 10-Q. Please also see our discussion of the “Risk Factors” in Item 1A of Part II, which describe other important matters relating our business.

Results of Operations

Quarters ended March 31, 2006 and 2005

	For the quarters ended March 31,
(in thousands)	2006	2005
Net product sales	$29,233	$21,055
Total revenues	$29,374	$27,196
Gross margin	$23,559	$17,441
Operating income	$13,445	$17,386
Net income	$8,188	$17,374
Net income per share:
Basic	$0.12	$0.64
Diluted	$0.12	$0.36

The decrease in net income of $9.2 million was due to various factors, including:

•	Gross margin (net product sales less cost of sales) provided by Vancocin net product sales increased by $6.1 million.

•	In the first quarter of 2005, we sold inventory related to intranasal pleconaril to Schering-Plough for $6.0 million. We had no comparable revenue in 2006.

•	We recorded $5.5 million of income tax expense in the first quarter of 2006, with no comparable amount in 2005.

•	Other operating expenses increased $4.1 million to support Vancocin and our CMV and HCV development programs, which includes $0.9 million related to share-based compensation expense.

Revenues

Revenues consisted of the following:

	For the quarters ended March 31,
(in thousands)	2006	2005
Net product sales	$29,233	$21,055
License fees and milestones revenues	141	6,141

Total revenues	$29,374	$27,196

Revenue—Vancocin product sales

Our net product sales are solely related to Vancocin. We sell Vancocin only to wholesalers who then distribute the product to pharmacies, hospitals and long-term care facilities, among others. Our sales of Vancocin are influenced by wholesaler forecasts of prescription demand, wholesaler buying decisions related to their desired inventory levels, and, ultimately, end user prescriptions, all of which could be at different levels from period to period.

During the quarter ended March 31, 2006, net sales of Vancocin increased 38.8% compared to the same period in 2005 due to the impact of price increases, partially offset by lower unit sales. We believe, based upon data reported by IMS Health Incorporated, that prescriptions in the 2006 period exceeded prescriptions in the 2005 period by 39%. Since we do not acquire precise inventory data from wholesalers, we are required to estimate the inventory at wholesalers. We believe our lower unit sales reflect a decrease in wholesalers’ inventory levels during in the first quarter of 2006 compared to an increase in wholesalers’ inventory levels during the first quarter of 2005.

As of March 31, 2006, we have reviewed net sales under our revenue recognition policy and no deferrals are necessary.

Revenue—License fee and milestone revenues

License fee and milestone revenue primarily includes the following:

•	In 2005, the sale of inventory for $6.0 million pursuant to the terms of our license agreement with Schering-Plough for intranasal pleconaril.

•	In both 2006 and 2005, amortization of payments received under our agreement with Wyeth of approximately $141,000.

Our license fee and milestone revenues result from existing or future collaborations of development-stage product and currently vary greatly from period to period. See “Liquidity, Operating Cash Inflows” for additional information.

Cost of sales and gross product margin

	For the quarters ended March 31,
(in thousands)	2006	2005
Net product sales	$29,233	$21,055
Cost of sales	5,674	3,614

Gross product margin	$23,559	$17,441

Vancocin cost of sales includes the cost of materials and distribution costs. Our gross product margin rate (net product sales less cost of sales as a percent of net product sales) for Vancocin decreased in the first quarter of 2006 to 80.6% from 82.8% in the first quarter of 2005, which is primarily the result of sales of units carrying an increased inventory cost as they were manufactured pursuant to the November 2005 amendment to our manufacturing agreement with Lilly, partially offset by the effects of price increases.

As part of our November 2005 amendment of our manufacturing agreement with Lilly, we increased the amount of Vancocin that Lilly supplied to us, which resulted in additional costs for finished goods at December 31, 2005 of $4.4 million. This additional cost increases our cost of sales in the first quarter of 2006 by $2.3 million and will continue to increase our cost of sales as these specific units are sold. We currently expect to sell the remaining units manufactured pursuant to this amendment in the second quarter of 2006, which will result in the remaining $2.1 million being recorded to cost of sales.

Lilly will continue to manufacture finished product for us through September 30, 2006. We also expect to begin purchasing finished product from our third party supply chain during the second quarter of 2006. Thus, while we expect our gross product margin to begin to improve during the second half of 2006 over the second half of 2005, our actual margins will be impacted by the actual volume of finished product we order from each of Lilly and OSG Norwich. Moreover, we expect a decrease in the overall cost of finished products upon transition to OSG Norwich. We may, however, experience fluctuations in quarterly manufacturing yields and if this occurs, we would expect the cost of product sales of Vancocin, and accordingly, gross product margin percentage, to fluctuate from quarter to quarter during 2006. Additionally, if we enter into fee-for-service or similar agreements with wholesalers in future periods, the fees would negatively impact our gross product margins.

Research and development expenses

For each of our research and development programs, we incur both direct and indirect expenses. Direct expenses include third party costs related to these programs such as contract research, consulting, cost sharing payments or receipts, and preclinical and development costs. Indirect expenses include personnel, facility, and other overhead costs.

Research and development expenses were divided between our research and development programs in the following manner:

	For the quarters ended March 31,
(in thousands)	2006	2005
Direct—Core programs
CMV	$1,571	$1,542
HCV	—	13
Vancocin / C. difficile	427	—
Indirect
Development	2,076	1,206

Total	$4,074	$2,761

Direct Expenses—Core Development Programs

Related to our CMV program, during the first quarter of 2006 we concluded a preliminary analysis of data from our phase 2 clinical trial with maribavir and announced positive preliminary results demonstrating that maribavir significantly reduces CMV reactivation in patients who had undergone allogeneic stem cell transplantation. We are currently finalizing our plans for our phase 3 development program and will seek concurrence with FDA prior to initiating this program. In the same period of 2005, we were recruiting patients into our phase 2 study and were conducting or analyzing data from several phase 1 clinical trials with maribavir (to evaluate the potential for drug interactions, pharmacokinetics in subjects with renal or hepatic impairment, and the evaluation of different tablet formulations).

Related to our HCV program, the first quarter of 2006 costs included payments to Wyeth made in accordance with our cost-sharing arrangement. During the first quarter of 2006, we initiated a phase 1b clinical trial of HCV-796 in combination with pegylated interferon. During the same period in 2005, we initiated phase 1 clinical trials with our HCV compound, HCV-796. Wyeth pays a substantial portion of the collaboration’s predevelopment and development expenses. In addition, during the quarter ended March 31, 2005, we halted development on our former HCV lead product candidate, HCV-086.

During the first quarter of 2006, we incurred costs for research and development activities related to Vancocin and C. difficile.

Indirect Expenses

These costs primarily relate to the compensation of and overhead attributable to our development team, including our regional medical scientists, who account for a majority of the increase in costs from the first quarter of 2005.

Marketing, general and administrative expenses

Marketing, general and administrative (MG&A) expenses of $4.9 million for the quarter ended March 31, 2006 increased $2.6 million from $2.3 million for the same period in 2005. The $2.6 million increase was primarily due to commercial and other personnel related expenses, share-based compensation expense, and increased legal and consulting costs. Legal and consulting costs include $0.4 million of which related to our opposition to the attempt by the OGD to change the approach towards making vancomycin hydrochloride capsules bioequivalence decisions, as more fully described in “Risk Factors”. We anticipate that these additional legal and consulting costs will continue at this level, or higher, in future periods as we continue this opposition.

Intangible amortization and acquisition of technology rights

Intangible amortization is the result of the Vancocin product rights acquisition in the fourth quarter of 2004.

Intangible amortization was $1.3 million for the first quarter of 2006 and $1.2 million for the first quarter of 2005. To the extent that we incur an obligation to Lilly for additional payments on Vancocin sales, as described in our agreement with Lilly, we will account for any future payment to Lilly as a contingent consideration and record an adjustment to the carrying amount of the related intangible asset and a cumulative adjustment to the intangible amortization upon achievement of the related sales milestones. Contingent consideration and Lilly related additional payments are more fully described in Note 3 of the Unaudited Consolidated Financial Statements.

On an ongoing periodic basis, we evaluate the useful life of these intangible assets and determine if any economic, governmental or regulatory event has impaired the value of the assets or modified their estimated useful lives. As a result of the FDA change in regulation relating to generic guidelines, we reviewed the value of the intangible asset and, as of March 31, 2006, we have concluded that there was no impairment of the carrying value of the intangible assets or change to the useful lives as estimated at the acquisition date.

Other Income (Expense)

Change in fair value of derivative liability

The change in fair value of derivative liability related to the senior convertible notes that were outstanding during 2005, all of which were converted by July 2005. Therefore, there is no impact in 2006.

As it relates to 2005, based upon relevant information available, we estimated the fair value of the make-whole provision contained within our senior notes using a Monte Carlo simulation model to be $8.6 million, which included $7.9 million at the time of conversion of the senior notes into senior convertible notes in January 2005 and $0.7 million upon exercise of the initial investors’ purchase option in April 2005. This fair value of the make-whole provision, which was recorded as a derivative liability, was adjusted quarterly for changes in fair value during the periods that the senior convertible notes were outstanding, with the corresponding charge or credit to change in fair value of derivative liability. These adjustments resulted in a gain on the change in fair value of derivative liability of $3.6 million for the quarter ended March 31, 2005.

Loss on bond redemption

On March 1, 2006, the Company redeemed the remaining $78.9 million principal amount of subordinated convertible notes for $79.6 million. This eliminated our long-term debt that was outstanding at December 31, 2005. The charge of $1.1 million related to this payment in the first quarter of 2006, represents a premium of $0.7 million and the write-off of deferred finance costs of $0.4 million at March 1, 2006.

Interest Income

Interest income for quarters ended March 31, 2006 and 2005 was $2.2 million and $0.2 million, respectively. Interest income increased due to an increase in investments related to the cash received from the issuance of common stock in our December 2005 public offering and higher rates of return.

Interest Expense

	For the quarters ended March 31,
(in thousands)	2006	2005
Interest expense on 6% subordinated converible notes	$790	$1,919
Interest expense on 10% senior notes	—	330
Interest expense on 6% senior convertible notes	—	711
Amortization of finance costs	75	474
Amortization of debt discount	—	338
Other interest	—	6

Total interest expense	$865	$3,778

Interest expense on notes includes interest on all our notes outstanding and decreased over 2005 due to varying principal amounts outstanding during the periods. Amortization of finance costs and debt discount in 2005 relates primarily to the senior convertible notes issued in January and April 2005, which were fully converted to common stock during the year.

Income Tax Expense

Our effective income tax rate was 40.1% for the quarter ended March 31, 2006. Our income tax expense of $5.5 million for the quarter ended March 31, 2006 includes federal and state income tax at statutory rates, current impact of adjustments to prior state apportionment rates, and the effects of various permanent differences. We expect our annual effective income tax rate will be 38.2% for the year ended December 31, 2006.

Liquidity

We expect that our near term sources of revenue will arise from Vancocin product sales and milestone and license fee payments that we may receive from Wyeth and Schering-Plough if agreed upon events under our agreements with each of these companies are achieved. However, we cannot predict what the actual sales of Vancocin will be in the future, and there are no assurances that the events that require payments to us under the Wyeth and Schering-Plough arrangements will be achieved. In addition, there are no assurances that demand for Vancocin will continue at historical or current levels.

Our ability to generate positive cash flow is also impacted by the timing of anticipated events in our CMV and HCV programs, including results from clinical trials, the results of our product development efforts, and variations from our estimate of future direct and indirect expenses.

While we anticipate that cash flows from Vancocin, as well as our current cash, cash equivalents and short term investments, should allow us to fund substantially all of our ongoing development and other operating costs, we may need additional financing in order to expand our product portfolio. At March 31, 2006, we had cash, cash equivalents and short-term investments of $156.8 million. At March 31, 2006, the annualized weighted average nominal interest rate on our short-term investments was 4.5%.

Overall Cash Flows

During the quarter ended March 31, 2006, we generated $3.7 million of net cash from operating activities, primarily from the cash contribution of Vancocin, our first commercial product, which includes the effects of net income, as well as decreases in accounts receivable and inventory, partially offset by decreases in accounts payable and accrued expenses. We also used $70.7 million in investing activities, as we purchased short-term investments. Our net cash used by financing activities for the quarter ended March 31, 2006 was $79.4 million, primarily from the redemption of the subordinated convertible notes for $79.6 million.

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

Operating Cash Outflows

The cash flows we have used in operations historically have been applied to research and development activities, marketing and business development efforts, general and administrative expenses, servicing our debt, and income tax payments. Bringing drugs from the preclinical research and development stage through phase 1, phase 2, and phase 3 clinical trials and FDA approval is a time consuming and expensive process. Because our product candidates are currently in the clinical stage of development, there are a variety of events that could occur during the development process that will dictate the course we must take with our drug development efforts and the cost of these efforts. As a result, we cannot reasonably estimate the costs that we will incur through the commercialization of any product candidate. The most significant uses of our near-term operating development cash outflows are as described below.

For each of our development programs, we incur both direct and indirect expenses. Direct expenses include third party costs related to these programs such as contract research, consulting, cost sharing payments or receipts, and preclinical and clinical development costs. Indirect expenses include personnel, facility and other overhead costs.

Direct Expenses—Core Development Programs

CMV program—From the date we in-licensed maribavir through March 31, 2006, we incurred $13.2 million of direct costs in connection with this program, including the acquisition fee of $3.5 million paid to GSK for the rights to maribavir in September 2003.

During the remainder of 2006, we expect maribavir-related activities to include costs to plan and initiate the phase 3 clinical development program, which we currently anticipate will include phase 3 studies in patients undergoing allogeneic stem cell transplant and patients who have received solid organ transplant. Therefore, we expect our expenses in 2006 for this program to be substantially higher than in 2005. In addition, discussions with the FDA regarding these future studies may impact the timing, nature and cost of future planned studies. We are solely responsible for the cost of developing our CMV product candidate.

Should we achieve certain product development events, we are obligated to make certain milestone payments to GSK, the licensor of maribavir, one of which could occur as early as the middle of 2006.

HCV program—From the date that we commenced predevelopment activities for compounds in this program that are currently active through March 31, 2006, we incurred $2.0 million in direct expenses for the predevelopment and development activities relating to such compounds. These costs are net of contractual cost sharing arrangements between Wyeth and us. Wyeth pays a substantial portion of the collaboration’s predevelopment and development expenses.

During 2006, the planned activities include phase 1 testing of our HCV product candidate, HCV-796, in combination with pegylated interferon. If these data are supportive, we and Wyeth anticipate initiation of phase 2 in 2006. The results of the planned studies, along with other predevelopment activities performed during the year, will significantly impact the timing and amount of expenses we will incur related to this program in future periods. In addition, discussions with the FDA regarding these future studies may impact the timing, nature and cost of future planned studies.

Should we achieve certain product development events, Wyeth is required to pay us certain cash milestones and to purchase, in cash, our common stock pursuant to terms of our collaboration agreement. Based on the activities planned by Wyeth and us, there is the potential to achieve certain of these milestones in 2006. However, there can be no assurances that we will be successful in achieving any milestones during this timeframe, or at all.

Vancocin and C. difficile related – We acquired Vancocin in November 2004 and have spent approximately $0.6 million in direct research and development costs related to Vancocin or on related C. difficile activities since acquisition. Included in this amount is the license of the intellectual property related to non-toxigenic C. difficile.

During 2006, we expect our research and development activities in the field of C. difficile to increase and we expect this increase to result in additional direct costs above 2005 levels.

Direct Expenses—Non-Core Development Programs

Common Cold—From the date that we commenced predevelopment activities for the intranasal formulation of pleconaril through March 31, 2006, we incurred $1.9 million in direct expenses. We did not incur any significant direct expenses in connection with this program in 2006 or 2005, nor will we in the future, as Schering-Plough has assumed responsibility for all future development and commercialization of pleconaril.

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

Business development activities

Through March 31, 2006, we paid an acquisition price of $116.0 million, paid $10.5 million related to additional purchase price consideration tied to product sales (see Note 3 of the Unaudited Consolidated Financial Statements) and incurred $2.0 million of fees and expenses in connection with the Vancocin acquisition. We also paid an acquisition fee of $3.5 million paid to GSK in 2003 for the rights to maribavir.

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

Contractual Obligations

Future contractual obligations and commercial commitments at March 31, 2006 are as follows:

(in thousands) Contractual Obligations (1)	Total	1 year or less	2-3 years	4-5 years	More than 5 years
Minimum purchase requirements (2)	$2,191	$2,191	$—	$—	$—
Operating leases (3)	8,052	677	1,330	1,339	4,706

Total	$10,243	$2,868	$1,330	$1,339	$4,706

(1)	This table does not include any milestone payments under our agreement with GSK in relation to our in-licensed technology, as the timing and likelihood of such payments are not known. Similarly, it does not include any additional payments due to Lilly in connection with the Vancocin acquisition, as the amount and timing of future additional payments are not determinable. Under the terms of the agreement with Lilly, Lilly is entitled to additional payments on net sales of Vancocin through 2011. The additional payments to be paid to Lilly are calculated as follows:

2006	35% payment on net sales between $46-65 million
2007	35% payment on net sales between $48-65 million
2008 through 2011	35% payment on net sales between $45-65 million

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

(2)	Represents contractual commitment at March 31, 2006. As part of our manufacturing agreement with Lilly, as amended, we have certain minimum purchase requirements of Vancocin for a period of time less than one year, on a rolling basis. We are not contractually obligated to any amount of purchases past this time period, and cannot reasonably estimate the amount for which we may be obligated in the future.

This table does not include various agreements that we have entered into for services with third party vendors, including agreements to conduct clinical trials, to manufacture product candidates, and for consulting and other contracted services due to the cancelable nature of the services. We accrue the costs of these agreements based on estimates of work completed to date. We estimate that approximately $5.0 million will be payable in future periods under arrangements in place at March 31, 2006. Of this amount, approximately $0.9 million has been accrued for work estimated to have been completed as of March 31, 2006 and approximately $4.1 million relates to future performance under these arrangements.

(3)	We currently lease 33,000 square feet in a facility located in Exton, Pennsylvania for our marketing, development and corporate activities under an operating lease expiring in 2017 with $8.0 million in future rental obligations.

Operating leases also includes equipment leases of $0.1 million.

Capital Resources

While we anticipate that cash flows from Vancocin, as well as our current cash, cash equivalents and short-term investments, should allow us to fund substantially all of our ongoing development and other operating costs, we may need additional financing in order to expand our product portfolio. Should we need financing, we would seek to access the public or private equity or debt markets, enter into additional arrangements with corporate collaborators to whom we may issue equity or debt securities or enter into other alternative financing arrangements that may become available to us.

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

Our summary of significant accounting policies is described in Note 2 to our Consolidated Financial Statements included in our December 31, 2005 Form 10-K. However, we consider the following policies and estimates to be the most critical in understanding the more complex judgments that are involved in preparing our consolidated financial statements and that could impact our results of operations, financial position, and cash flows:

•	Product Sales—Product revenue is recorded upon delivery to the wholesaler, when title has passed. Product demand from wholesalers during a given period may not correlate with prescription demand for the product in that period. As a result, we periodically estimate and evaluate the wholesalers’ inventory position. If we believe these levels are too high based on prescription demand and that there may be excess channel inventory for our product, we may not process wholesaler orders until these levels are reduced. We analyze our estimated channel inventory, utilizing our revenue recognition policy, derived from the criteria of SEC Staff Accounting Bulletin No. 104, and we may defer recognition of revenue on product that has been delivered. From acquisition in November 2004 through March 31, 2006, we have not deferred any product sales.

We establish provisions for sales discounts, chargebacks, product returns and rebates. These provisions are primarily based upon the history of Vancocin, including both Lilly and our ownership periods. We currently have no contracts with private third party payors, such as HMO’s. We do have contractual arrangements with governmental agencies, including Medicaid. In the first quarter of 2006, we adjusted our monthly provisions due to recent changes in Medicaid and Medicare laws, which had an immaterial impact on our results of operations. We establish provisions for chargebacks and rebates related to these contracts based upon historical experience of government agencies’ market share and governmental contractual prices. Product return accruals are estimated based on Vancocin’s history of damage and product expiration returns. Since actual experience could vary significantly from expectations, we periodically analyze estimated channel inventory, historical governmental usage, potential expiration of unused product and quality assurance indicators to confirm our monthly provisions appear reasonable and within an acceptable range. Although from acquisition to date, we have not had a material adjustment to our sales related accruals, changes in usage of Vancocin could result in material impacts on future periods.

•	Impairment of Long-lived Assets—We review our fixed and intangible assets for possible impairment whenever events occur or circumstances indicate that the carrying amount of an asset may not be recoverable. Assumptions and estimates used in the evaluation of impairment may affect the carrying value of long-lived assets, which could result in impairment charges in future periods. Such assumptions include, for example, projections of future cash flows and the timing and number of generic/competitive entries into the market, in determining the current fair value of the asset and whether an impairment exists. These assumptions are subjective and could result in a material impact on operating results in the period of impairment. While we reviewed our intangible assets as of March 31, 2006 in light of the actions taken by the OGD, we did not recognize any impairment charges during the quarter ended March 31, 2006. See Note 3 of the Unaudited Consolidated Financial Statements for further information. We will continue to monitor the actions of the OGD and consider the effects of our opposition actions and the announcements by generic competitors or other adverse events for additional impairment indicators and we will reevaluate the expected cash flows and fair value of our Vancocin-related assets at such time.

On an ongoing periodic basis, we evaluate the useful life of intangible assets and determine if any economic, governmental or regulatory event has impaired the value of the assets or modified their estimated useful lives. While we reviewed the useful life of our intangible assets as of March 31, 2006 in light of the actions taken by the OGD, we did not change the useful life of our intangible assets during the quarter ended March 31, 2006. See Note 3 of the Unaudited Consolidated Financial Statements for further information.

We review our short-term investments on a periodic basis for other-than-temporary impairments. This review is subjective as it requires management to evaluate whether an event or change in circumstances has occurred in that period that may have a significant adverse effect on the fair value of the investment. As of March 31, 2006, we have minimal unrealized losses, all of which we have deemed not to be other-than-temporary.

•	Share Based Employee Compensation—We adopted Statement of Financial Accounting Standards No. 123R, “Share-based Payment,” as amended (SFAS 123) effective January 1, 2006. The calculation of this expense includes judgment related to the period of time used in calculating the volatility of our common stock and our estimate of the exercising habits of our employees, which is also influenced by our Insider Trading Policy. Changes in the volatility of our common stock or the habits of our employees could result in variability in the fair value of awards granted.

•	Income Taxes—Our annual effective tax rate is based on expected pre-tax earnings, existing statutory tax rates, limitations on the use of tax credits and net operating loss carryforwards and tax planning opportunities available in the jurisdictions in which we operate. Significant judgment is required in determining our annual effective tax rate and in evaluating our tax position.

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

At March 31, 2006, we had $96.7 million of gross deferred tax assets, which included the effects of federal and state net operating loss (“NOL”) carryforwards of $49.5 million, capitalized research and development costs of $36.0 million and other items of $11.2 million. These assets are offset by a $49.0 million valuation allowance as our ability to estimate long-term future taxable income with a high level of certainty is limited. In assessing the realizability of deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the period in which those temporary differences becomes deductible or the NOLs and credit carryforwards can be utilized. When considering the reversal of the valuation allowance, we consider the level of past and future taxable income, the utilization of the carryforwards and other factors. Revisions to the estimated net realizable value of the deferred tax asset could cause our provision for income taxes to vary significantly from period to period. Should we further reduce the valuation allowance of deferred tax assets, a current year tax benefit will be recognized and future periods would then include income taxes at a higher rate than the effective rate in the period that the adjustment is made.

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

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

Our holdings of financial instruments are primarily comprised of a mix of U.S. corporate debt, government securities and commercial paper. All such instruments are classified as securities available for sale. Our debt security portfolio represents funds held temporarily pending use in our business and operations. We manage these funds accordingly. Our primary investment objective is the preservation of principal, while at the same time maximizing the generation of investment income. We seek reasonable assuredness of the safety of principal and market liquidity by investing in cash equivalents (such as Treasury bills and money market funds) and fixed income securities (such as U.S. government and agency securities, municipal securities, taxable municipals, and corporate notes) while at the same time seeking to achieve a favorable rate of return. Our market risk exposure consists principally of exposure to changes in interest rates. Our holdings are also exposed to the risks of changes in the credit quality of issuers. Historically, we have typically invested in financial instruments with maturities of less than one year. The carrying amount, which approximates fair value, and the annualized weighted average nominal interest rate of our investment portfolio at March 31, 2006, was approximately $70.9 million and 4.6%, respectively. A one percent change in the interest rate would have resulted in a $0.2 million impact to interest income for the quarter ended March 31, 2006.

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer, or CEO, and our Chief Financial Officer, or CFO, of the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of March 31, 2006. Based on that evaluation, our management, including our CEO and CFO, concluded that as of March 31, 2006 our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to the Company’s management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the first quarter of 2006, we began considering the required internal controls over financial reporting related to our third party manufacturing, which will begin in the second quarter of 2006. There were no other significant changes in our internal control over financial reporting identified in connection with the evaluation of such controls that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1a.	Risk Factors

You should carefully consider the risk factors described below and all other information contained or incorporated by reference in this Quarterly Report on Form 10-Q before you make an investment decision. If any of the following risk factors, as well as other risks and uncertainties that are not currently known to us or that we currently believe are not material, actually occur, our business, financial condition and results of operations could be materially and adversely affected. In that case, the trading price of our common stock could decline, and you may lose part or all of your investment.

We depend heavily on the continued sales of Vancocin.

If revenue from Vancocin materially declines, our financial condition and results of operations will be materially harmed because, other than potential royalties and milestone payments, sales of Vancocin may be our only source of revenue for at least the next several years.

Vancocin product sales could be adversely affected by a number of factors, including:

•	the development and FDA approval of competitive generic versions of oral Vancocin, approval of products which are currently marketed for other indications by other companies or new pharmaceuticals and technological advances to treat the conditions addressed by Vancocin;

•	fluctuations in wholesaler order patterns and inventory levels;

•	manufacturing, supply or distribution interruptions which could impair our ability to acquire an adequate supply of Vancocin to meet demand for the product;

•	changes in the prescribing or procedural practices of physicians in the areas of infectious disease, gastroenterology and internal medicine, including off-label prescribing of other products;

•	regulatory action by the FDA and other government regulatory agencies;

•	decreases in the rate of infections for which Vancocin is prescribed;

•	decrease in the sensitivity of the relevant bacterium to Vancocin;

•	changes in terms required by wholesalers, including fee-for-service contracts;

•	marketing or pricing actions by one or more of our competitors;

•	our ability to maintain all necessary contracts or obtain all necessary rights under applicable federal and state rules and regulations;

•	the approval of legislative proposals that would authorize re-importation of Vancocin into the U.S. from other countries;

•	changes in the reimbursement or substitution policies of third-party payors or retail pharmacies; and

•	product liability claims.

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

The last core patent protecting Vancocin expired in 1996. As a result, there is a potential for significant competition from generic products that treat the same conditions addressed by Vancocin. Such competition could result in a significant reduction in sales of Vancocin. We believe that regulatory hurdles (notwithstanding the recent actions taken by the Office of Generic Drugs, Center for Drug Evaluation and Research (“OGD”), which we describe in more detail below and which we are vigorously opposing), as well as product manufacturing trade secrets, know-how and related non-patent intellectual property, may present barriers to market entry of generic competition. However, there can be no assurance that these barriers will actually delay or prevent generic competition. The effectiveness of these non-patent-related barriers to competition will depend primarily upon:

•	the nature of the market which Vancocin serves and the position of Vancocin in the market from time to time;

•	the growth of the market which Vancocin serves;

•	our ability to protect Vancocin know-how as a trade secret;

•	the complexities of the manufacturing process for a competitive product; and

•	the current or future regulatory approval requirements for any generic applicant.

We cannot assure you that generic competitors will not take advantage of the absence of patent protection for Vancocin to attempt to develop a competing product. We have become aware of information suggesting that other potential competitors are attempting to develop a competing generic product. We are not able to predict the time period in which a generic drug may enter the market, as this timing will be affected by a number of factors, including:

•	the time required to develop appropriate manufacturing procedures;

•	whether a method of demonstrating bioequivalence, or other in-vitro method, is available to an applicant to gain marketing approval by the FDA in lieu of performing clinical studies;

•	the nature of any clinical trials which are required, if any; and

•	the specific formulation of drug for which approval is being sought.

On March 17, 2006, we learned that the OGD changed its approach regarding the conditions that must be met in order for a generic drug applicant to request a waiver of in-vivo bioequivalence testing for vancomycin hydrochloride capsules. Specifically, we were informed that a generic applicant may be able to request such a waiver provided that dissolution testing demonstrates that the test product is rapidly dissolving at certain specified conditions. This deviates from our understanding of OGD’s historical practices which would require, for a poorly-absorbed, locally acting gastrointestinal drug (such as Vancocin) a demonstration of bioequivalence through clinical studies or a demonstration of bioequivalence using an appropriately validated in vitro methodology.

On March 17, 2006 we filed a Petition for Stay of Action with the FDA regarding the requirements for waivers of in-vivo bioequivalence testing for Vancocin, and we amended that petition on March 30, 2006. We expect to make additional filings in support of our opposition to any approach that does not require rigorous scientific methods to demonstrate a rate and extent of drug release to the site of action consistent with good medicine and science. In the event the OGD’s revised approach regarding the conditions that must be met in order for a generic drug applicant to request a waiver of in-vivo bioequivalence testing for Vancocin remains in effect, the time period in which a generic competitor may enter the market could be reduced.

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

The third party service provider stores and distributes our products from a single warehouse located in the central U.S. A disaster occurring at or near this facility, including but not limited to tornados or other natural disasters, could materially and adversely impact our ability to supply Vancocin to our wholesalers which would result in a reduction in revenues from sales of Vancocin.

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

We are aware that wholesalers have, in the past, entered into fee-for-service or similar agreements with pharmaceutical companies in connection with the distribution of their products. Although we do not currently have such agreements in place with our wholesalers, our entering into such arrangements with wholesalers could result in higher costs to us and adversely affect our product margins. Additionally, we do not require collateral from our wholesalers but rather maintain credit limits and as a result we have an exposure to credit risk in our accounts receivable. The highest account receivable we have experienced from any one wholesaler was approximately $13 million and we anticipate that this amount could increase if Vancocin sales continue to increase. While we have experienced prompt payment by wholesalers and have not had any defaults on payments owed, a default by a large wholesaler could have a material adverse effect on our revenues and our earnings.

Orders for Vancocin may fluctuate depending on the inventory levels held by our major customers. Significant increases or decreases in orders from our major customers could cause our operating results to vary significantly from quarter to quarter.

Our customers for Vancocin include some of the nation’s leading wholesale pharmaceutical distributors. We attempt to monitor wholesaler inventory of our products using a combination of methods, including our data reflecting sales to wholesalers, IMS sales and prescription data, and data reflecting prescriptions filled at the pharmacy level, to determine inventory amounts sold from the wholesalers to their customers. However, our estimates of wholesaler inventories may differ significantly from their actual inventory levels as we do not acquire data regarding inventory levels from the wholesalers Significant differences between actual and estimated inventory levels may result in excessive inventory production, inadequate supplies of products in distribution channels, insufficient or excess product available at the retail level, and unexpected increases or decreases in orders from our major customers. Forward-buying by wholesalers, for example, may result in significant and unexpected changes in customer orders from quarter to quarter. These changes may cause our revenues to fluctuate significantly from quarter to quarter, and in some cases may cause our operating results for a particular quarter to be below our expectations or projections. If our financial results are below expectations for a particular period, the market price of our securities may drop significantly.

If our supplies of Vancocin finished product or any other approved products are interrupted or if we are unable to acquire adequate supplies of Vancocin or any other approved products to meet increasing demand for the products, our ability to maintain our inventory levels could suffer and future revenues may be delayed or reduced.

We will try to maintain Vancocin inventory levels to meet our current projections, plus a reasonable stock in excess of those projections. Any interruption in the supply of Vancocin finished products could hinder our ability to timely distribute Vancocin and satisfy customer demand. If we are unable to obtain adequate product supplies to satisfy our customers’ orders, we may lose those orders, our customers may cancel other orders, and they may choose instead to stock and purchase competing products. This in turn could cause a loss of our market share and negatively affect our revenues. Supply interruptions may occur and our inventory may not always be adequate. Our initial manufacturing agreement with Lilly relating to the manufacture of Vancocin capsules, required that Lilly continue to supply Vancocin capsules to us until the earlier of the qualification of a third party supply chain for Vancocin capsules or the expiration of the manufacturing agreement. As a result of increased demand for Vancocin during the first nine months of 2005, we entered into an amendment to this agreement in November 2005, which increased the amount of Vancocin that Lilly supplied to us during 2005, and ensures that Lilly will continue to supply us with Vancocin until September 30, 2006. In December 2005, we entered into agreements with OSG Norwich for the manufacture of finished product and in March 2006 we received the required regulatory approvals for the Vancocin finished product manufactured by OSG Norwich. In April 2006 we entered a supply agreement with the API manufacturer to act as our new source of Vancocin API, and we also entered into an additional manufacturing agreement with OSG Norwich relating to a scaled-up manufacturing process. We anticipate that we will commence purchasing a portion of our needs from these parties in the second quarter of 2006. However, we cannot assure you that there will be no disruption in the availability of sufficient supply to meet the demand for Vancocin.

Lilly and our third party finished product supplier, are the only manufacturers qualified by the FDA to manufacture Vancocin capsule finished product for distribution and sale in the U.S. Upon expiration of our agreement with Lilly, we will be dependent upon a single third party finished product supplier.

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

All of our drug candidates will require governmental approvals prior to commercialization. We have not completed the development of or received regulatory approval to commercialize any of our existing product candidates. Our failure to develop, receive regulatory approvals for and commercialize our development stage product candidates successfully will prevent us from generating revenues from the sale of products resulting from our product candidates. Our product candidates are at early stages of development and may not be shown to be safe or effective. We reported preliminary results of a phase 2 clinical trial on a product candidate for the prevention and treatment of CMV in March 2005 and reported preliminary results of a phase 1b clinical trial of a product candidate for the treatment of HCV in November 2005. The clinical trial results of each of these clinical trials are preliminary and full analysis of the data, and further testing including clinical studies of HCV-796 in combination with pegylated interferon, or the larger clinical trials which will be required in order to achieve regulatory approvals, may be inconsistent with the preliminary results and may not support further clinical development. Our potential therapies under development for the treatment of CMV and HCV will require significant additional development efforts and regulatory approvals prior to any commercialization. We cannot be certain that our efforts and the efforts of our partners in this regard will lead to commercially viable products. Negative, inconclusive or inconsistent clinical trial results could prevent regulatory approval, increase the cost and timing of regulatory approval, cause us to perform additional studies or to file for a narrower indication than planned. We do not know what the final cost to manufacture our CMV and HCV product candidates in commercial quantities will be, or the dose required to treat patients and, consequently, what the total cost of goods for a treatment regimen will be.

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

In order to continue to expand our business and sustain our revenue growth, we will need to acquire additional products in development or marketed products through in-licensing or the acquisitions of businesses that we believe are a strategic fit with us. We may not be able to in-license or acquire suitable products at an acceptable price or at all. In addition, engaging in any in-licensing or acquisitions will incur a variety of costs, and we may never realize the anticipated benefits of any such in-license or acquisition.

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

Prior to 2005 we had incurred losses in each year since our inception in 1994. As of March 31, 2006, we had an accumulated deficit of approximately $155.2 million. We achieved profitability for the fourth quarter ended December 31, 2004 and have maintained profitability in each of the five following quarters. Our ability to maintain profitability is dependent on a number of factors, including continued revenues from Vancocin sales, our ability to obtain regulatory approvals for our product candidates, successfully commercializing those product candidates, generating revenues from the sale of products from existing and potential future collaborative agreements, and securing contract manufacturing, distribution and logistics services. We do not know when or if we will acquire additional products to expand further our product portfolio, complete our product development efforts, receive regulatory approval of any of our product candidates or successfully commercialize any approved products. We expect to incur significant additional expenses over several years, and Vancocin’s ability to generate substantial cash flows over this timeframe could be materially and adversely affected by the introduction of effective generic or branded competing products. As a result, we are unable to accurately predict whether we will be able to maintain profitability and if not, the extent of any future losses or the time required to regain profitability, if at all.

We have a substantial amount of intangible assets, and if we are required to write down or adjust the useful life of the intangible assets in future periods, it would increase our operating expenses in the effected periods, which in turn would materially and adversely affect our results of operations.

Approximately $120.4 million, or 34%, of our total assets as of March 31, 2006 consists of net intangible assets which were established in November 2004 with a useful life, at that time, of twenty-five years. Intangible assets principally include know-how, customer relationships and trademarks associated with our acquisition of Vancocin. Our initial valuation of the fair value and useful life of the Vancocin related intangible assets required that we makes estimates regarding the timing and number of generic competitors entering the market. SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” requires, among other things, the impairment testing of amortizable intangible assets. If at any point in the future, the remaining book value of these intangible assets exceeds their undiscounted cash flows, we may be required to record an impairment charge that could significantly adversely impact our results of operations. Additionally, even if we determine the intangible assets are not impaired, we might determine that the estimated useful life of these intangible assets is less than the remaining useful life. In which case, we would shorten the remaining usefully life prospectively, which would result in an increase in amortization expense each period. The entry of a number of generic competitors into the market sooner than our initial estimate could impact our cash flow assumptions and estimate of fair value, perhaps to a level that could result in an impairment charge. We will continue to monitor the actions of the OGD and consider the effects of our opposition actions and the announcements by generic competitors or other adverse events for additional impairment indicators and we will reevaluate the expected cash flows and fair value of our Vancocin-related assets at such time.

We have a deferred tax asset and net operating loss and credit carryforwards which may not be realizable if future projections of our revenues decrease, which in turn could result in our increasing our valuation allowance against our deferred tax asset. This would adversely affect our results of operations, through tax expense, perhaps to a material level.

At March 31, 2006, we had $96.7 million of gross deferred tax assets, which included the effects of federal and state net operating loss (“NOL”) carryforwards of $49.5 million, capitalized research and development costs of $36.0 million and other items of $11.2 million. These assets are offset by a $49.0 million valuation allowance. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the period in which those temporary differences becomes deductible or the NOLs and credit carryforwards can be utilized. We evaluate the realizability of our deferred tax asset on a periodic basis, and will adjust such amounts in light of changing facts and circumstances, including but not limited to future projections of taxable income. Generic competition for Vancocin, for example, could reduce our future revenues and taxable income which could limit our future utilization of NOLs and, possibly, result in a lower estimated net realizable value of the deferred tax asset, which would require us to reestablish all or a portion of our income tax valuation allowance. Reestablishing the valuation allowance would result in income taxes at a higher rate than the effective tax rate in the period that such adjustment is made.

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

Our stock price, like the market price of the stock of other pharmaceutical companies, has been volatile. For example, during the twelve months ended March 31, 2006, the market price for our common stock fluctuated between $1.67 and $24.36 per share. The following factors, among others, could have a significant impact on the market for our common stock:

•	announcements regarding potential generic competition, including the status of changes to the OGD’s approach to approval of a generic Vanocin;

•	the development of competitive generic versions of oral Vancocin, approval of products which are currently marketed for other indications by other companies or new pharmaceuticals and technological advances to treat the conditions addressed by Vancocin;

•	period to period fluctuations in sales of Vancocin;

•	results of clinical trials with respect to our product candidates in development or those of our competitors;

•	developments with our collaborators;

•	announcements of technological innovations or new products by our competitors;

•	litigation or public concern relating to our products or our competitors’ products;

•	developments in patent or other proprietary rights of ours or our competitors (including related litigation);

•	any other future announcements concerning us or our competitors;

•	any announcement regarding our acquisition of product candidates or entities;

•	future announcements concerning our industry;

•	governmental regulation;

•	actions or decisions by the SEC, the FDA or other regulatory agencies;

•	changes or announcements of changes in reimbursement policies;

•	period to period fluctuations in our operating results, including changes in accounting estimates;

•	our cash and cash equivalents balances;

•	changes in our capital structure;

•	changes in estimates of our performance by securities analysts;

•	market conditions applicable to our business sector; and

•	general market conditions.

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

As of March 31, 2006 we had outstanding options to purchase 2,992,283 shares of our common stock at a weighted average exercise price of $8.05 per share (1,335,820 of which have not yet vested) issued to employees, directors and consultants pursuant to our 1995 Stock Option and Restricted Share Plan, outstanding options to purchase 551,500 shares of our common stock at a weighted average exercise price of $19.73 per share (551,500 of which have not yet vested) issued to employees, directors and consultants pursuant to our 2005 Stock Option and Restricted Share Plan and outstanding options to purchase 76,198 shares of our common stock at a weighted average exercise price of $1.43 per share (16,249 of which have not yet vested) to non-executive employees pursuant to our 2001 Equity Incentive Plan. In order to attract and retain key personnel, we may issue additional securities, including stock options, restricted stock grants and shares of common stock, in connection with our employee benefit plans, or may lower the price of existing stock options. Sale, or the availability for sale, of substantial amounts of common stock by our existing stockholders pursuant to an effective registration statement or under Rule 144, through the exercise of registration rights or the issuance of shares of common stock upon the exercise of stock options or warrants, or the perception that such sales or issuances could occur, could adversely affect the prevailing market prices for our common stock.

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

VIROPHARMA INCORPORATED

Date: May 4, 2006	By:	/s/ Michel de Rosen
Michel de Rosen President, Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)

	By:	/s/ Vincent J. Milano
Vincent J. Milano Vice President, Chief Operating Officer, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)