Form 10-Q
period 2006-06-30
VIROPHARMA INC
filed 2006-08-02
CIK 946840

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

or

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

Number of shares outstanding of the issuer’s Common Stock, par value $.002 per share, as of July 31, 2006: 68,597,680 shares.

VIROPHARMA INCORPORATED

ViroPharma Incorporated

Consolidated Balance Sheet

(unaudited)

(in thousands, except share and per share data)	June 30, 2006	December 31, 2005
Assets
Current assets:
Cash and cash equivalents	$88,845	$232,195
Short-term investments	87,155	1,218
Accounts receivable, net	17,635	14,887
Inventory	6,662	10,996
Income taxes receivable	1,549	1,977
Deferred income taxes	11,619	11,644
Other current assets	2,116	1,912

Total current assets	215,581	274,829
Intangible assets, net	125,355	121,691
Equipment and leasehold improvements, net	2,564	1,555
Deferred income taxes	30,454	36,875
Debt issue costs, net	—	526
Other assets	49	49

Total assets	$374,003	$435,525

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,620	$9,256
Accrued expenses and other current liabilities	15,941	19,423
Current portion of long-term debt	—	78,920
Deferred revenue – current	282	564

Total current liabilities	18,843	108,163
Other liabilities	367	385

Total liabilities	19,210	108,548

Commitments and Contingencies

Stockholders’ equity:
Preferred stock, par value $0.001 per share. 5,000,000 shares authorized; Series A convertible participating preferred stock; no shares issued and outstanding	—	—
Series A junior participating preferred stock, par value $0.001 per share. 200,000 shares designated; no shares issued and outstanding	—	—
Common stock, par value $0.002 per share. 100,000,000 shares authorized; issued and outstanding 68,597,180 shares at June 30, 2006 and 68,563,879 shares at December 31, 2005	137	137
Additional paid-in capital	492,845	490,593
Deferred compensation	—	(3)
Accumulated other comprehensive (loss)	(180)	(350)
Accumulated deficit	(138,009)	(163,400)

Total stockholders’ equity	354,793	326,977

Total liabilities and stockholders’ equity	$374,003	$435,525

See accompanying notes to unaudited consolidated financial statements.

ViroPharma Incorporated

Consolidated Statements of Operations

(unaudited)

	Three months ended June 30,		Six months ended June 30,
(in thousands, except per share data)	2006	2005	2006	2005
Revenues:
Net product sales	$43,825	$28,824	$73,058	$49,879
License fee and milestone revenue	141	141	282	6,282

Total revenues	43,966	28,965	73,340	56,161

Costs and Expenses:
Cost of sales	6,424	4,430	12,098	8,044
Research and development	4,047	2,399	8,121	5,160
Marketing, general and administrative	5,942	2,184	10,848	4,449
Intangible amortization and acquisition of technology rights	1,711	1,246	2,986	2,416

Total costs and expenses	18,124	10,259	34,053	20,069

Operating income	25,842	18,706	39,287	36,092
Other Income (Expense):
Change in fair value of derivative liability	—	(7,602)	—	(4,044)
Net gain (loss) on bond redemption	—	1,163	(1,127)	1,163
Interest income	1,935	317	4,157	525
Interest expense	—	(3,790)	(865)	(7,568)

Income before income tax expense	27,777	8,794	41,452	26,168
Income tax expense	10,574	3,813	16,061	3,813

Net income	$17,203	$4,981	$25,391	$22,355

Net income per share:
Basic	$0.25	$0.15	$0.37	$0.75
Diluted	$0.25	$0.11	$0.36	$0.44

Shares used in computing net income per share:
Basic	68,579	32,579	68,572	29,873
Diluted	69,776	57,553	70,092	56,934

See accompanying notes to unaudited consolidated financial statements.

ViroPharma Incorporated

Consolidated Statements of Stockholders’ Equity

(unaudited)

	Preferred Stock		Common Stock		Additional paid-in capital	Deferred comp- ensation	Accumulated other comprehensive income	Accumulated deficit	Total stockholders’ equity
(in thousands)	Number of shares	Amount	Number of shares	Amount
Balance, December 31, 2005	—	$—	68,564	$137	$490,593	$(3)	$(350)	$(163,400)	$326,977
Exercise of common stock options	—	—	24	—	69	—	—	—	69
Issuance costs of common stock	—	—	—	—	(63)	—	—	—	(63)
Share-based compensation	—	—	—	—	975	3	—	—	978
Record liability classified share-based obligations	—	—	—	—	(116)	—	—	—	(116)
Unrealized gain on available for sale securities, net of income tax	—	—	—	—	—	—	311	—	311
Stock option tax benefits	—	—	—	—	164	—	—	—	164
Net income	—	—	—	—	—	—	—	8,188	8,188

Balance, March 31, 2006	—	—	68,588	137	491,622	—	(39)	(155,212)	336,508
Employee Stock Purchase Plan	—	—	7	—	52	—	—	—	52
Exercise of common stock options	—	—	2	—	8	—	—	—	8
Share-based compensation	—	—	—	—	1,157	—	—	—	1,157
Unrealized loss on available for sale securities, net of income tax	—	—	—	—	—	—	(141)	—	(141)
Stock option tax benefits	—	—	—	—	6	—	—	—	6
Net income	—	—	—	—	—	—	—	17,203	17,203

Balance, June 30, 2006	—	$—	68,597	$137	$492,845	$—	$(180)	$(138,009)	$354,793

ViroPharma Incorporated

Consolidated Statements of Cash Flows

(unaudited)

	Six months ended June 30,
(in thousands)	2006	2005
Cash flows from operating activities:
Net income	$25,391	$22,355
Adjustments to reconcile net income to net cash provided by operating activities:
Non-cash gain on derivative liability	—	4,044
Loss (gain) on bond redemption	1,127	(1,163)
Non-cash compensation expense	—	4
Non-cash share-based compensation expense	2,055	—
Non-cash interest expense	75	2,601
Deferred tax provision	6,446	—
Depreciation and amortization expense	3,215	2,585
Changes in assets and liabilities:
Accounts receivable	(2,748)	(3,407)
Inventory	4,334	(2,562)
Other current assets	(204)	1,041
Other assets	—	(346)
Accounts payable	(6,636)	966
Accrued expenses and other current liabilities	(10,168)	1,193
Deferred revenue	(282)	(281)
Derivative liability	—	(6,823)
Income taxes receivable/payable	428	3,813
Other liabilities	(18)	(18)

Net cash provided by operating activities	23,015	24,002

Cash flows from investing activities:
Purchase of equipment and leasehold improvements	(1,238)	(198)
Purchase of Vancocin assets	—	(18)
Release of restricted investments	—	9,033
Purchases of short-term investments	(703,440)	(160,201)
Maturities of short-term investments	617,673	160,139

Net cash provided by (used in) investing activities	(87,005)	8,755

Cash flows from financing activities:
Redemption of subordinated convertible notes	(79,596)	(39,790)
Net proceeds from issuance of common stock	66	405
Excess tax benefits from share-based payment arrangements	170	—
Issuance costs related to the convertible senior notes	—	11,690

Net cash (used in) financing activities	(79,360)	(27,695)

Net increase (decrease) in cash and cash equivalents	(143,350)	5,062

Cash and cash equivalents at beginning of period	232,195	22,993

Cash and cash equivalents at end of period	$88,845	$28,055

See accompanying notes to unaudited consolidated financial statements.

ViroPharma Incorporated

Notes to the Unaudited Consolidated Financial Statements

Note 1. Organization and Business Activities

ViroPharma Incorporated and subsidiaries (“ViroPharma” or “the Company”) is a biopharmaceutical company dedicated to the development and commercialization of products that address serious diseases. The Company has a core expertise in the area of infectious diseases and is committed to focusing its commercialization and development programs on products used by physician specialists or in hospital settings. ViroPharma has one marketed product and multiple product candidates in clinical development. The Company intends to grow through sales of its marketed product, Vancocin® HCl Capsules, the oral capsule formulation of vancomycin hydrochloride, continued development of its product pipeline and potential acquisition of products or companies.

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

Basis of Presentation

The consolidated financial information at June 30, 2006 and for the three and six months ended June 30, 2006 and 2005, is unaudited but includes all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary to state fairly the consolidated financial information set forth therein in accordance with accounting principles generally accepted in the United States of America. The interim results are not necessarily indicative of results to be expected for the full fiscal year. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2005 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission.

In December 2004, the FASB issued Statement of Financial Accounting Standard (“SFAS”) No. 123R, Share-Based Payment, (SFAS 123R). This statement replaces SFAS 123 and supersedes APB No. 25. This statement establishes standards for the accounting for which an entity exchanges its equity instruments for goods or services. This statement also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. SFAS 123R requires the Company to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost shall be recognized over the period during which an employee is required to provide service in exchange for the award – the requisite service period (vesting period). The grant-date fair value of employee share options are estimated using Black-Scholes option-pricing model adjusted for the unique characteristics of those instruments. The Company adopted SFAS 123R using the modified prospective approach effective January 1, 2006, which resulted in a material impact on our consolidated financial statements for the three and six months ended June 30, 2006. See Note 6 for the disclosures related to SFAS 123R.

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

In November 2005, the FASB issued FSP SFAS 115-1, The Meaning of Other-than-Temporary Impairment and Its Application to Certain Investments (FSP 115-1). This statement supersedes EITF Issue No. 03-1 and EITF Abstracts Topic No. D-44. This statement summarizes the accounting and disclosure guidance on other-than-temporary impairments of securities. The Company adopted FSP 115-1 on January 1, 2006 with no impact on our unaudited consolidated financial statements for the three and six months ended June 30, 2006.

ViroPharma Incorporated

Notes to the Unaudited Consolidated Financial Statements (continued)

Reclassification

Certain prior year amounts have been reclassified to conform to the current year presentation.

Note 2. Short-Term Investments

Short-term investments consist of fixed income securities with remaining maturities of greater than three months at the date of purchase, debt securities and our marketable securities investment in SIGA. At June 30, 2006 and December 31, 2005, all of the short-term investments were classified as available for sale investments.

The following summarizes the available for sale investments at June 30, 2006 and December 31, 2005:

(in thousands)	Cost	Gross unrealized gains	Gross unrealized losses	Fair value
June 30, 2006
Certificates of deposit	$300	$—	$—	$300
Debt securities	86,118	—	243	85,875
Marketable equity securities	1,015	—	35	980

	$87,433	$—	$278	$87,155

Maturities of investments were as follows:
Less than 1 year	$86,418	$—	$243	$86,175

December 31, 2005
Certificates of deposit	$553	$—	$—	$553
Marketable equity securities	1,015	—	350	665

	$1,568	$—	$350	$1,218

Maturities of investments were as follows:
Less than 1 year	$553	$—	$—	$553

The unrealized losses, which have been experienced for less than twelve months as of June 30, 2006, have been deemed not to be other-than-temporary due to the nature of the debt securities and announcements by SIGA on developments in its clinical trials and an equity offering, which provide reassurance as to the near-term prospects of SIGA. The Company has the ability and intent to hold these investments for a period of time sufficient to recover the fair value of the investments.

Note 3. Inventory

Inventory is related to Vancocin and is stated at the lower of cost or market using the first-in first-out method. The following represents the components of the inventory at June 30, 2006 and December 31, 2005:

(in thousands)	June 30, 2006	December 31, 2005
Raw Materials	$2,108	$2,108
Finished Goods	4,554	8,888

Total	$6,662	$10,996

ViroPharma Incorporated

Notes to the Unaudited Consolidated Financial Statements (continued)

Note 4. Intangible Assets

The following represents the balance of the intangible assets at June 30, 2006:

(in thousands)	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
Trademarks	$12,007	$787	$11,220
Know-how	84,046	5,511	78,535
Customer relationship	38,096	2,496	35,600

Total	$134,149	$8,794	$125,355

The following represents the balance of the intangible assets at December 31, 2005:

(in thousands)	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
Trademarks	$11,412	$520	$10,892
Know-how	79,880	3,639	76,241
Customer relationship	36,207	1,649	34,558

Total	$127,499	$5,808	$121,691

In March 2006, the Company learned that the Office of Generic Drugs (“OGD”), Center for Drug Evaluation and Research of the Food and Drug Administration (“FDA”) had changed its approach regarding the conditions that must be met in order for a generic drug applicant to request a waiver of in-vitro bioequivalence testing for vancomycin hydrochloride capsules. Since this change in approach could, in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, be defined as a triggering event and potentially impact the recoverability or useful life of the Vancocin-related intangible assets, the Company assessed the Vancocin-related intangible assets for potential impairment or change in useful life. The outcome of the Company’s opposition to the OGD change in approach can not be reasonably determined and the impact of this change on market share and net sales is uncertain. However, the Company determined that no impairment charge was appropriate at this time as management believes the undiscounted cash flows, which consider some level of generic impact, will be sufficient to recover the carrying value of the asset and there has been no change to fair value.

In the event the OGD’s revised approach for Vancocin remains in effect, the time period in which a generic competitor may enter the market could be reduced. This could result in a reduction to the useful life of the Vancocin-related intangible assets. Management currently believes there are no indicators that would require a change in useful life at this time as management believes that Vancocin will continue to be utilized along with generics that may enter the market.

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

ViroPharma Incorporated

Notes to the Unaudited Consolidated Financial Statements (continued)

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

In the second quarter of 2006, the net sales of Vancocin exceeded the contracted range for which we are obligated to additional purchase price consideration for 2006. The additional purchase price consideration was recorded as a $6.6 million increase to the intangible assets of Vancocin, was allocated over the asset classifications described above and will be amortized over the remaining estimated useful life of the intangible assets, which is estimated to be 23.3 years as of June 30, 2006. The additional payment is included in accrued expenses and is due to Lilly in the third quarter of 2006. In addition, at the time of recording the additional intangible assets, the Company recorded a cumulative adjustment of approximately $0.4 million to accumulated intangible amortization, in addition to ordinary amortization expense during the six months ended June 30, 2006, in order to reflect amortization as if the additional purchase price had been paid in November 2004.

Amortization expense for the six months ended June 30, 2006 and 2005 was $3.0 million and $2.4 million, respectively and for the three months ended June 30, 2006 and 2005 was $1.7 million and $1.2 million, respectively. The estimated aggregated amortization expense for each of the next five years will be approximately $5.4 million, excluding any future increases related to additional purchase price consideration that may be payable to Lilly.

Note 5. Long-Term Debt

On June 30, 2006, the Company had no long-term debt outstanding. On December 31, 2005, the Company’s long-term indebtedness included $78.9 million of subordinated convertible notes, which was reported as current since, as of December 31, 2005, it was the Company’s intent to redeem these notes in the first quarter of 2006. On March 1, 2006, the Company redeemed the remaining $78.9 million principal amount of subordinated convertible notes for $79.6 million. This eliminated the Company’s long-term debt that was outstanding at December 31, 2005. The Company recognized a charge of $1.1 million related to this payment, which includes a $0.7 million premium and the write-off of the remaining $0.4 million of deferred financing costs at March 1, 2006.

The quarter ended June 30, 2005 includes a $1.2 million net gain on the bond repurchase related to the repurchase of $41.2 million of subordinated convertible notes in the second quarter of 2005 for $39.8 million. The net gain is comprised of the gross gain of $1.4 million less the write-off of $0.2 million of deferred finance costs.

Note 6. Shared-based Compensation

The Company adopted SFAS 123R as of January 1, 2006 using the modified prospective method. SFAS 123R primarily resulted in a change in the Company’s method of measuring and recognizing the cost of grants under the Employee Stock Option Plans and Employee Stock Purchase Plan to a fair value method and estimating forfeitures for all unvested awards. Results for prior periods have not been restated. In connection with the adoption of SFAS 123R, the deferred compensation at December 31, 2005 of $3,000 related to previous grants of non-employee stock options was offset against additional paid-in capital. Prior to the adoption of SFAS 123R, the Company presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows. SFAS 123R requires the cash flows resulting from gross tax benefits in excess of the compensation cost recognized for those options (excess tax benefits) be classified as financing cash flows.

SFAS 123R requires that the Company estimate forfeiture rates for all share-based awards. The Company monitors stock options exercises and employee termination patterns in estimating the forfeiture rate.

ViroPharma Incorporated

Notes to the Unaudited Consolidated Financial Statements (continued)

In accordance with Staff Accounting Bulletin No. 107 (“SAB 107”) issued in March 2005, share-based payment expense has been included in both research and development expense (“R&D”) and marketing, general and administrative expense (“MG&A”). Share-based compensation expense consisted of the following:

(in thousands)	Three months ended June 30, 2006			Six months ended June 30, 2006
Plan	R&D	MG&A	Total	R&D	MG&A	Total
Employee Stock Option Plans	$281	$863	$1,144	$537	$1,569	$2,106
Employee Stock Purchase Plan	5	6	11	11	13	24
Non-employee Stock Options	(29)	—	(29)	(75)	—	(75)

Total	$257	$869	$1,126	$473	$1,582	$2,055

No amounts of share-based compensation cost have been capitalized into inventory or other assets during the three or six months ended June 30, 2006.

As a result of adopting SFAS 123R, the Company’s income before income taxes and net income for the three months ended June 30, 2006 were $1.1 million and $0.7 million lower, respectively, and for the six months ended June 30, 2006 were $2.1 million and $1.3 million lower, respectively, than if it had continued to account for share-based compensation under APB No. 25. Basic and diluted earnings per share for the three months ended June 30, 2006 would have been $0.26 per share if the Company had not adopted SFAS 123R, compared to reported basic and diluted earnings per share of $0.25 per share. Basic and diluted earnings per share for the six months ended June 30, 2006 would have been $0.39 and $0.38 per share, respectively, if the Company had not adopted SFAS 123R, compared to reported basic and diluted earnings per share of $0.37 and $0.36 per share, respectively.

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

Options granted during the first six months of 2006 and 2005 had weighted average fair values of $16.10 and $3.54 per option. The fair value of each option grant was estimated throughout the six month periods using the Black-Scholes option-pricing model using the following assumptions for the Plans:

	2006	2005
Expected dividend yield	—	—
Range of risk free interest rate	4.3% - 5.1%	3.7% - 4.3%
Weighted-average volatility	110%	127%
Range of volatility	98.7% - 112.1%	102.0% - 140.0%
Range of expected option life (in years)	4.08 – 6.25	4.00 – 5.77

Risk free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. Volatility is based on the Company’s stock price over the expected term of the grant. Expected term is based upon the short-cut method permitted under SAB 107.

Prior to adopting SFAS No. 123R, if the Company had determined compensation cost for options granted based on their fair value at the grant date under SFAS No. 123, the Company’s net income and net income per share would have been adjusted

ViroPharma Incorporated

Notes to the Unaudited Consolidated Financial Statements (continued)

as indicated below (option forfeitures are accounted for as they occurred and no amounts of compensation expense have been capitalized into inventory or other assets, but instead are considered period expenses in the pro forma amounts):

(in thousands, except per share data)	For the three months ended June 30, 2005	For the six months ended June 30, 2005
Net income (loss):
As reported	$4,981	$22,355
Add: stock-based employee compensation expense included in net income	2	4
Deduct: total stock-based employee compensation expense determined under the fair-value-based method for all employee and director awards	(555)	(1,089)

Pro forma under SFAS No. 123	$4,428	$21,270

Net income per share:
Basic:
As reported	$0.15	$0.75

Pro forma under SFAS No. 123	$0.14	$0.71

Diluted:
As reported	$0.11	$0.44

Pro forma under SFAS No. 123	$0.10	$0.42

In May 2006, stockholders of the company approved an amendment to the 2005 Plan to increase the number of shares available for issuance under the plan by an additional 2,000,000 shares. As of June 30, 2006, there were 2,537,437 shares available for grant under the Plans. The following table lists the balances available by Plan at June 30, 2006:

	1995 Plan	2001 Plan	2005 Plan	Combined
Number of shares authorized	4,500,000	500,000	2,850,000	7,850,000
Number of options granted since inception	(6,997,515)	(991,600)	(592,000)	(8,581,115)
Number of options cancelled since inception	2,831,824	759,837	11,200	3,602,861
Number of shares expired	(334,309)	—	—	(334,309)

Number of shares available for grant	—	268,237	2,269,200	2,537,437

The following table lists option grant activity for the six months ended June 30, 2006:

	Share Options	Weighted average exercise price per share
Balance at December 31, 2005	3,134,205	$8.00
Granted	550,000	18.99
Exercised	(26,224)	2.93
Forfeited	(13,700)	17.27
Expired	—	—

Balance at June 30, 2006	3,644,281	$9.66

The total intrinsic value of share options exercised during the six months ended June 30, 2006 and 2005 was $0.4 million and approximately $0.3 million, respectively.

ViroPharma Incorporated

Notes to the Unaudited Consolidated Financial Statements (continued)

The Company has 3.6 million option grants outstanding at June 30, 2006 with exercise prices ranging from $0.99 per share to $38.70 per share and a weighted average remaining contractual life of 7.36 years. The following table lists the outstanding and exercisable option grants as of June 30, 2006:

	Number of options	Weighted-Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding	3,644,281	$9.66	7.36	$11,582
Exercisable	1,848,207	$10.33	6.08	$5,992

As of June 30, 2006, there was $11.7 million of total unrecognized compensation cost related to unvested share-based payments (including share options) granted under the Plans. That cost is expected to be recognized over a weighted-average period of 1.57 years. The total fair value of shares vested in the six months ended June 30, 2006 and 2005 was $2.3 million and $1.4 million, respectively.

On July 28, 2006, the Company authorized that approximately 435,000 stock options be granted to employees under the 2005 Plan. The exercise price will be the higher of the closing price on July 28, 2006 or August 4, 2006. The Company estimates the compensation expense to be included in the second half of 2006 related to these grants will be approximately $350,000, which is not included above.

Employee Stock Purchase Plan

In 2000, the stockholders of the Company approved an employee stock purchase plan. A total of 300,000 shares originally were available under this plan. Since inception of the plan, the stockholders of the Company approved an amendment to the plan to increase the number of shares available for issuance under the plan by 300,000 shares. As of June 30, 2006 there are approximately 300,502 shares available for issuance under this plan.

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

During the six months ended June 30, 2006, the Company received approximately $52,000 related to the employee stock purchase plan. However, employees have the option to cancel their enrollment and have these funds reimbursed any time prior to purchase of the shares.

The fair value of the share-based payments associated with the semi-annual enrollment beginning January 1, 2006 was approximately $24,000. As such, the Company recorded approximately $24,000 of compensation expense in the first six months of 2006, with approximately $12,000 recorded in both the first and second quarters. The fair value was estimated using the Type B model provided by SFAS 123R, with the following assumptions:

2006
Expected dividend yield:	—
Risk free interest rate:	4.40%
Volatility:	84.2%
Expected option life (in years):	0.50

Under this plan, 7,073 shares were sold to employees on June 30, 2006 at $7.33, which represents the closing price on the offer termination date of $8.62 per share at 85%. On June 30, 2005, 5,981 shares were sold to employees at $2.64, which represented the closing price on the offer commencement date of $3.10 per share at 85%.

The plan qualifies under Section 423 of the Internal Revenue Code.

ViroPharma Incorporated

Notes to the Unaudited Consolidated Financial Statements (continued)

Non-employee Stock Options

In connection with the adoption of SFAS 123R on January 1, 2006, the Company reclassified approximately $116,000 from additional paid-in capital to a current liability for 9,000 shares related to outstanding stock options issued to non-employees in accordance with EITF Issue No. 00-19 Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock. As required by SFAS 123R, the Company remeasured the fair value of these options to approximately $37,000 as of June 30, 2006, which reduced compensation expense by approximately $78,000 in the six months ended June 30, 2006, with $49,000 in the first quarter and $29,000 in the second quarter of 2006. At the time of grant, the value of these options had been recorded as an expense and an increase in additional paid-in capital in accordance with APB Opinion No. 25.

The fair value of the non-employee share options was estimated using the Black-Scholes option-pricing model using the following range of assumptions:

	June 30, 2006	January 1, 2006
Expected dividend yield:	—	—
Risk free interest rate:	5.10% - 5.16%	4.35% - 4.41%
Volatility:	78.5% - 97.93%	78.1% - 112.6%
Expected option life (in years):	1.06 - 5.51	1.55 - 6.01

There were no non-employee share options vested or exercised during the six months ended June 30, 2006 or 2005. Shares issued to non-employees upon exercise of stock options are new shares.

Note 7. Comprehensive Income (Loss)

In the Company’s annual consolidated financial statements, comprehensive income (loss) is presented as a separate financial statement. For interim consolidated financial statements, the Company is permitted to disclose the information in the footnotes to the consolidated financial statements. The disclosures are required for comparative purposes. The only comprehensive income (loss) item the Company has is unrealized gains and losses on available for sale securities. The following reconciles net income (loss) to comprehensive income (loss) for the three and six months ended June 30, 2006 and 2005:

(in thousands)	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Net income	$17,203	$4,981	$25,391	$22,355
Other comprehensive (loss):
Unrealized gains (losses) on available for sale securities	(141)	(140)	170	(406)

Comprehensive income	$17,062	$4,841	$25,561	$21,949

The unrealized gain for the three and six months ended June 30, 2006 is reported net of federal and state income taxes.

ViroPharma Incorporated

Notes to the Unaudited Consolidated Financial Statements (continued)

Note 8. Earnings per share

(in thousands, except per share data)	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Basic Earnings Per Share
Net income	$17,203	$4,981	$25,391	$22,355
Common stock outstanding	68,579	32,579	68,572	29,873

Basic net income per share	$0.25	$0.15	$0.37	$0.75

Diluted Earnings Per Share
Net income	$17,203	$4,981	$25,391	$22,355
Add interest expense on senior convertible notes	—	1,441	—	2,610

Diluted net income	$17,203	$6,422	$25,391	$24,965

Common stock outstanding	68,579	32,579	68,572	29,873
Add shares from senior convertible notes	—	24,293	—	26,581
Add “in-the-money” stock options	1,197	681	1,521	480

Common stock assuming conversion and stock option exercises	69,776	57,553	70,092	56,934

Diluted net income per share	$0.25	$0.11	$0.36	$0.44

The following common shares that are associated with stock options were excluded from the calculations as their effect would be anti-dilutive:

(in thousands)	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Common Shares Excluded	2,447	1,181	2,124	1,767

Note 9. Supplemental Cash Flow Information

(in thousands)	Six months ended June 30,
	2006	2005
Supplemental disclosure of non-cash transactions:
Unrealized gains (losses) on available for sale securities	$170	$406
Initial recognition of liability classified share-based awards	116	—
Liability classified share-based compensation benefit	79	—
Non-cash increase of intangible assets for Vancocin obligation to Lilly	6,650	2,939
Non-cash conversion of senior notes to senior convertible notes	—	62,500
Non-cash debt discount on senior convertible notes	—	8,587
Non-cash conversion on senior convertible notes, net of associated costs of $9,513	—	50,137
Issuance of stock for make-whole payments on auto conversions	—	3,106
Non-cash interest expense for beneficial conversion on make-whole payments	—	557
Write-off of accrued interest to additional paid-in capital for auto conversions	—	574
Supplemental disclosure of cash flow information:
Cash paid for interest	$2,368	$4,688
Cash paid for taxes	9,100	—

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

Executive Summary

During the second quarter of 2006, we experienced the following:

Business Activities

Vancocin:

•	Submitted scientific and legal supplements to our previously-announced Citizens Petition for Stay of Action with the FDA regarding the bioequivalence requirements for abbreviated new drug applications as we continue opposing the attempt by the OGD to change the approach towards making vancomycin hydrochloride capsules bioequivalence decisions.

•	Gained approval of our third-party manufacturing supply chain.

CMV:

•	Continued efforts to finalize plans for our phase 3 development program for maribavir, including discussions with the FDA.

•	Prepared for initiation of phase 3 studies.

HCV (with our partner Wyeth):

•	Continued our clinical development efforts to study HCV-796 in combination with pegylated interferon.

Operating Results

•	Increased net sales as compared to the second quarter of 2005, primarily resulting from 2005 price increases.

•	Increased legal and consulting costs as we continued to oppose the attempt by the OGD, as described above.

Liquidity

•	Increased working capital by $17.7 million to $196.7 million.

•	Generated net cash from operating activities of $23.0 million.

During the remainder of 2006 and going forward, we expect to face a number of challenges, which include the following:

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

We cannot assure you that generic competitors will not take advantage of the absence of patent protection for Vancocin to attempt to develop a competing product. We are not able to predict the time period in which a generic drug may enter the market. On March 17, 2006, we learned that the OGD changed its approach regarding the conditions that must be met in order for a generic drug applicant to request a waiver of in-vivo bioequivalence testing for vancomycin hydrochloride capsules. We are opposing this attempt. However, in the event this change in approach remains in effect, the time period in which a generic competitor may enter the market could be reduced and multiple generics may enter the market, which would materially impact our operating results.

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

Our actual results could differ materially from those results expressed in, or implied by, our expectations and assumptions described the “Risk Factors” in Item 1A of Part II, which describe other important matters relating to our business.

Results of Operations

Three and Six-months ended June 30, 2006 and 2005

(in thousands, except per share data)	For the three months ended June 30,		For the six months ended June 30,

	2006	2005	2006	2005
Net product sales	$43,825	$28,824	$73,058	$49,879
Total revenues	$43,966	$28,965	$73,340	$56,161

Gross margin	$37,401	$24,394	$60,960	$41,835

Operating income	$25,842	$18,706	$39,287	$36,092

Net income	$17,203	$4,981	$25,391	$22,355
Net income per share:
Basic	$0.25	$0.15	$0.37	$0.75
Diluted	$0.25	$0.11	$0.36	$0.44

The increases in net income relate primarily to increased net sales due primarily to price increases, offset by increased cost of sales associated with an amendment to our manufacturing agreement with Lilly in November 2005 and increased costs to support Vancocin and our CMV and HCV development programs, and share-based compensation expense, which was $1.1 million and $2.0 million for the three and six months ended June 30, 2006, respectively, as well as costs associated with our opposition to the OGD’s change in approach. Additionally, the six months of 2005 included $6.0 million license fee revenue.

Revenues

Revenues consisted of the following:

(in thousands)	For the three months ended June 30,		For the six months ended June 30,
	2006	2005	2006	2005
Net product sales	$43,825	$28,824	$73,058	$49,879
License fees and milestones revenues	141	141	282	6,282

Total revenues	$43,966	$28,965	$73,340	$56,161

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

During the three and six months ended June 30, 2006, net sales of Vancocin increased 52.0% and 46.5%, respectively, compared to the same periods in 2005 primarily due to the impact of price increases. We believe, based upon data reported by IMS Health Incorporated, that prescriptions during the three and six months ended June 30, 2006 exceeded prescriptions in the 2005 periods by 18.6% and 27.4%, respectively. Our unit sales during the three months ended June 30, 2006 increased slightly over the 2005 period, while our unit sales during the six months ended June 30, 2006 decreased slightly as compared to the 2005 period. Our unit sales in both comparative periods include a decrease in wholesalers’ inventory levels during in the first four months of 2006, as compared to the 2005 periods where wholesalers’ inventory levels increased.

During the second quarter of 2006, we began receiving inventory data from two of our three largest wholesalers. Based on this inventory data, which we do not independently verify, we believe the wholesalers do not have excess channel inventory.

Revenue—License fee and milestone revenues

License fee and milestone revenues primarily include the following:

•	In the first six months of 2005, the sale of inventory for $6.0 million pursuant to the terms of our license agreement with Schering-Plough for intranasal pleconaril.

•	In both 2006 and 2005, amortization of payments received under our agreement with Wyeth of approximately $141,000 in the three months ended June 30 and $282,000 in the six months ended June 30 of each year.

Our license fee and milestone revenues result from existing or future collaborations of development-stage products and currently vary greatly from period to period. See “Liquidity, Operating Cash Inflows” for additional information.

Cost of sales and gross product margin

(in thousands)	For the three months ended June 30,		For the six months ended June 30,
	2006	2005	2006	2005
Net product sales	$43,825	$28,824	$73,058	$49,879
Cost of sales	6,424	4,430	12,098	8,044

Gross product margin	$37,401	$24,394	$60,960	$41,835

Vancocin cost of sales includes the cost of materials and distribution costs. Our gross product margin rate (net product sales less cost of sales as a percent of net product sales) for Vancocin decreased in the six months of 2006 to 83.4% from 83.9% in the six months of 2005. This decrease primarily results from the sale of units carrying an increased inventory cost as they were manufactured pursuant to the November 2005 amendment to our manufacturing agreement with Lilly. The impact of the additional Lilly manufacturing costs was offset by the effects of price increases. Related to the three months ended June 30, the increase in gross product margin rate to 85.3% in 2006 from 84.6% in 2005 is primarily attributable to the price increases, which absorbed the increase in cost of sales.

As part of our November 2005 amendment of our manufacturing agreement with Lilly, we increased the amount of Vancocin that Lilly supplied to us, which resulted in additional costs for finished goods at December 31, 2005 of $4.4 million. This additional cost increased our cost of sales in the first quarter of 2006 by $2.3 million and in the second quarter by $2.1 million, as specific units were sold.

During the second quarter of 2006, nearly all of our finished product was produced by Lilly. As of June 30, 2006, Lilly no longer manufactures finished product for us. In July 2006, we began receiving regular shipments of product produced by OSG Norwich. Our finished product that will be sold in the second half of 2006 will include product produced by both Lilly and OSG Norwich. As such, we expect our gross product margin to begin to improve during the second half of 2006 over the second half of 2005. Since units are shipped based upon earliest expiration date, our actual margins will be impacted by the cost associated with the specific units that are sold. Additionally, we may experience fluctuations in quarterly manufacturing yields and if this occurs, we would expect the cost of product sales of Vancocin, and accordingly, gross product margin percentage, to fluctuate from quarter to quarter during the remainder of 2006. Further, if we enter into fee-for-service or inventory management agreements with wholesalers in future periods, the fees would negatively impact our gross product margins.

Research and development expenses

For each of our research and development programs, we incur both direct and indirect expenses. Direct expenses include third party costs related to these programs such as contract research, consulting, cost sharing payments or receipts, and preclinical and development costs. Indirect expenses include personnel, facility, and other overhead costs.

Research and development expenses were divided between our research and development programs in the following manner:

	For the three months ended June 30,		For the six months ended June 30,
(in thousands)	2006	2005	2006	2005
Direct—Core programs
CMV	$1,649	$1,091	$3,221	$2,633
HCV	—	78	—	91
Vancocin / C. difficile	228	—	655	—
Direct—Non-core programs
Common cold	—	20	—	23
Indirect
Development	2,170	1,210	4,245	2,413

Total	$4,047	$2,399	$8,121	$5,160

Direct Expenses—Core Development Programs

Related to our CMV program, during the first six months of 2006 we concluded a preliminary analysis of data from our phase 2 clinical trial with maribavir and announced positive preliminary results demonstrating that maribavir significantly reduces CMV reactivation in patients who had undergone allogeneic stem cell transplantation. We are currently in discussions with FDA to finalize our plans for our phase 3 development program. In the same period of 2005, we were conducting one phase 2 clinical study and were conducting or analyzing data from phase 1 clinical trials with maribavir (to evaluate the potential for drug interactions and to evaluate pharmacokinetics in subjects with renal or hepatic impairment.

Related to our HCV program, costs represent those paid to Wyeth in accordance with our cost-sharing arrangement. During the first six months of 2006, we initiated a phase 1b clinical trial of HCV-796 in combination with pegylated interferon and we initiated discussions with FDA regarding a potential phase 2 study design. During the same period in 2005, we initiated phase 1 clinical trials with our HCV compound, HCV-796. Wyeth pays a substantial portion of the collaboration’s predevelopment and development expenses. In addition, during the quarter ended March 31, 2005, we halted development on our former HCV lead product candidate, HCV-086.

During the first half of 2006, we incurred costs for research and development activities related to Vancocin and C. difficile.

Direct Expenses—Non-core Development Programs

In 2005, we incurred minimal direct costs related to our common cold program.

Indirect Expenses

These costs primarily relate to the compensation of and overhead attributable to our development team, including our regional medical scientists, who account for a majority of the increase in costs from the 2005 periods.

Marketing, general and administrative expenses

Marketing, general and administrative (MG&A) expenses for both the three and six month periods increased in 2006 compared to 2005. MG&A expenses for the three month periods were $5.9 million in 2006 compared to $2.2 million in 2005 and for the six month periods were $10.8 million in 2006 compared to $4.4 million in 2005. These increases were primarily due to commercial related expenses, share-based compensation expense, and increased legal and consulting costs, with the six month increases being approximately $2.2 million, $1.6 million and $1.5 million, respectively. Legal and consulting costs for the six months ended June 30, 2006 include $0.9 million of which related to our opposition to the attempt by the OGD to change the approach towards making vancomycin hydrochloride capsules bioequivalence decisions, as more fully described in “Risk Factors”. We anticipate that these additional legal and consulting costs will continue at this level, or higher, in future periods as we continue this opposition.

Intangible amortization and acquisition of technology rights

Intangible amortization is the result of the Vancocin product rights acquisition in the fourth quarter of 2004.

Intangible amortization increased in all comparative periods, with $1.7 million and $1.2 million for the three months ended June 30, 2006 and 2005, respectively, and $3.0 million and $2.4 million for the six months ended June 30, 2006 and 2005, respectively. These increases relate to the additional Lilly payments. To the extent that we incur an obligation to Lilly for additional payments on Vancocin sales, as described in our agreement with Lilly, we account for any future payment to Lilly as a contingent consideration and record an adjustment to the carrying amount of the related intangible asset and a cumulative adjustment to the intangible amortization upon achievement of the related sales milestones. This cumulative adjustment was $0.4 million and $0.1 million in both the three and six months of 2006 and 2005, respectively. Contingent consideration and Lilly related additional payments are more fully described in Note 4 of the Unaudited Consolidated Financial Statements.

On an ongoing periodic basis, we evaluate the useful life of these intangible assets and determine if any economic, governmental or regulatory event has impaired the value of the assets or modified their estimated useful lives. As a result of OGD’s change in approach relating to generic bioequivalence determinations, we reviewed the value of the intangible asset and, as of June 30, 2006, we have concluded that there was no impairment of the carrying value of the intangible assets or change to the useful lives as estimated at the acquisition date.

Other Income (Expense)

Change in fair value of derivative liability

The change in fair value of derivative liability related to the senior convertible notes that were outstanding during 2005, all of which were converted by July 2005. Therefore, there is no impact in 2006.

As it relates to 2005, based upon relevant information available at that time, we estimated the fair value of the make-whole provision contained within our senior notes using a Monte Carlo simulation model to be $8.6 million, which included $7.9 million at the time of conversion of the senior notes into senior convertible notes in January 2005 and $0.7 million upon exercise of the initial investors’ purchase option in April 2005. This fair value of the make-whole provision, which was recorded as a derivative liability, was adjusted quarterly for changes in fair value during the periods that the senior convertible notes were outstanding, with the corresponding charge or credit to change in fair value of derivative liability. These adjustments resulted in a loss on the change in fair value of derivative liability of $7.6 million for the quarter ended June 30, 2005 and $4.0 million for the six months ended June 30, 2005.

Net gain (loss) on bond redemption

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

In the second quarter of 2005, we recorded a $1.2 million net gain on the repurchase of $41.2 million of subordinated convertible notes for $39.8 million. The net gain is comprised of the gross gain of $1.4 million less the write-off of $0.2 million of deferred finance costs.

Interest Income

Interest income for three months ended June 30, 2006 and 2005 was $1.9 million and $0.3 million, and for the six months ended June 20, 2006 and 2005 was $4.2 million and $0.5 million, respectively. Interest income increased due to an increase in investments related to the cash received from the issuance of common stock in our December 2005 public offering and higher rates of return.

Interest Expense

(in thousands)	For the three months ended June 30,		For the six months ended June 30,
	2006	2005	2006	2005
Interest expense on 6% subordinated converible notes	$—	$1,643	$790	$3,562
Interest expense on 10% senior notes	—	—	—	330
Interest expense on 6% senior convertible notes	—	925	—	1,635
Amortization of finance costs	—	300	75	774
Amortization of debt discount	—	358	—	697
Beneficial conversion feature	—	557	—	557
Other interest	—	7	—	13

Total interest expense	$—	$3,790	$865	$7,568

Interest expense on notes includes interest on all our notes outstanding and decreased over 2005 due to varying principal amounts outstanding during the periods. Interest expense and amortization of finance costs in 2006 relates entirely to the subordinated convertible notes, which were redeemed on March 1, 2006. Amortization of finance costs and debt discount in 2005 relates primarily to the senior convertible notes issued in January and April 2005, which were fully converted to common stock during the year.

Income Tax Expense

Our effective income tax rate was 38.1% and 43.4% for the quarters ended June 30, 2006 and 2005, respectively and 38.7% for the six months ended June 30, 2006. The six months ended June 30, 2005 is not comparable to the 2006 period as we began recording income tax expense in the second quarter of 2005, when it became clear that we would have taxable income. In addition to federal and state income tax at statutory rates and the effects of various permanent differences included in all periods for which income tax expense is reported, our income tax expense of $16.1 million for the six months ended June 30, 2006 also includes the current impact of adjustments to prior state apportionment rates. We expect our annual effective income tax rate will be 38.2% for the year ended December 31, 2006.

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

While we anticipate that cash flows from Vancocin, as well as our current cash, cash equivalents and short term investments, should allow us to fund substantially all of our ongoing development and other operating costs, we may need additional financing in order to expand our product portfolio. At June 30, 2006, we had cash, cash equivalents and short-term investments of $176.0 million. At June 30, 2006, the annualized weighted average nominal interest rate on our short-term investments was 4.9%.

Overall Cash Flows

During the six months ended June 30, 2006, we generated $23.0 million of net cash from operating activities, primarily from the cash contribution of Vancocin, which includes the effects of net income, as well as decreases in inventory, partially offset by increases in accounts receivable and decreases in accounts payable and accrued expenses. We also used $87.0 million in investing activities, as we purchased short-term investments. Our net cash used by financing activities for the six months ended June 30, 2006 was $79.4 million, primarily from the redemption of the subordinated convertible notes for $79.6 million.

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

Direct Expenses—Core Development Programs

CMV program—From the date we in-licensed maribavir through June 30, 2006, we incurred $14.8 million of direct costs in connection with this program, including the acquisition fee of $3.5 million paid to GSK for the rights to maribavir in September 2003.

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

Should we achieve certain product development events, we are obligated to make certain milestone payments to GSK, the licensor of maribavir, one of which, related to the initiation of the Phase 3 study, could occur in the third quarter of 2006.

HCV program—From the date that we commenced predevelopment activities for compounds in this program that are currently active through June 30, 2006, we incurred $2.0 million in direct expenses for the predevelopment and development activities relating to such compounds. These costs are net of contractual cost sharing arrangements between Wyeth and us. Wyeth pays a substantial portion of the collaboration’s predevelopment and development expenses.

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

Vancocin and C. difficile related—We acquired Vancocin in November 2004 and have spent approximately $0.8 million in direct research and development costs related to Vancocin or on related C. difficile activities since acquisition. Included in this amount is the license of the intellectual property related to non-toxigenic C. difficile.

During 2006, we expect our research and development activities in the field of C. difficile to increase and we expect this increase to result in additional direct costs above 2005 levels.

Direct Expenses—Non-Core Development Programs

Common Cold—From the date that we commenced predevelopment activities for the intranasal formulation of pleconaril through June 30, 2006, we incurred $1.9 million in direct expenses. We did not incur any significant direct expenses in connection with this program in 2006 or 2005, nor will we in the future, as Schering-Plough has assumed responsibility for all future development and commercialization of pleconaril.

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

Business development activities

Through June 30, 2006, we paid an acquisition price of $116.0 million, recorded $17.1 million related to additional purchase price consideration tied to product sales (see Note 4 of the Unaudited Consolidated Financial Statements) and incurred $2.0 million of fees and expenses in connection with the Vancocin acquisition.

In addition, we intend to seek to acquire additional products or product candidates. The costs associated with evaluating or acquiring any additional product or product candidate can vary substantially based upon market size of the product, the commercial effort required for the product, the product’s current stage of development, and actual and potential generic and non-generic competition for the product, among other factors. Due to the variability of the cost of evaluating or acquiring business development candidates, it is not feasible to predict what our actual evaluation or acquisition costs would be, if any, however, the costs could be substantial.

Debt service requirements

Subordinated Convertible Notes

On March 1, 2006, we redeemed the remaining $78.9 million principal amount of subordinated convertible notes for $79.6 million. This eliminated all long-term debt that was outstanding at December 31, 2005.

Contractual Obligations

Future contractual obligations at June 30, 2006 are as follows:

(in thousands)		1 year or less			More than 5 years

Contractual Obligations (1)(2)	Total		2-3 years	4-5 years
Operating leases (3)	$7,887	$682	$1,324	$1,346	$4,535

Total	$7,887	$682	$1,324	$1,346	$4,535

(1)	This table does not include any milestone payments under our agreement with GSK in relation to our in-licensed technology, as the timing and likelihood of such payments are not known. Similarly, it does not include any additional payments due to Lilly in connection with the Vancocin acquisition, as the amount and timing of future additional payments are not determinable. Under the terms of the agreement with Lilly, Lilly is entitled to additional payments on net sales of Vancocin through 2011. The additional payments to be paid to Lilly are calculated as follows:

2007	35% payment on net sales between $48-65 million
2008 through 2011	35% payment on net sales between $45-65 million

No additional payments are due to Lilly on sales of Vancocin below or above the sales levels reflected in the above table. We will account for the future payments as contingent consideration and will record an adjustment to the carrying amount of the related intangible asset and a cumulative adjustment to the intangible amortization upon achievement of the related sales milestones. Assuming the maximum threshold is met at the end of each year, the cumulative amortization adjustment would be $0.7 million, $1.2 million and $1.4 million in the years ended December 31, 2007, 2008 and 2009, respectively.

In the event we develop any product line extensions, revive discontinued vancomycin product lines (injectable or oral solution), make improvements of existing products, or expand the label to cover new indications, Lilly would receive an additional royalty on net sales on these additional products for a predetermined time period.

(2)	This table does not include various agreements that we have entered into for services with third party vendors, including agreements to conduct clinical trials, to manufacture product candidates, and for consulting and other contracted services due to the cancelable nature of the services. We accrue the costs of these agreements based on estimates of work completed to date. We estimate that approximately $4.4 million will be payable in future periods under arrangements in place at June 30, 2006. Of this amount, approximately $0.7 million has been accrued for work estimated to have been completed as of June 30, 2006 and approximately $3.8 million relates to future performance under these arrangements.
(3)	We currently lease 33,000 square feet in a facility located in Exton, Pennsylvania for our marketing, development and corporate activities under an operating lease expiring in 2017 with $7.8 million in future rental obligations.

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

Critical Accounting Policies

Our consolidated financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America. Preparing consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and contingent assets and liabilities. Actual results could differ from such estimates. These estimates and assumptions are affected by the application of our accounting policies . Critical policies and practices are both most important to the portrayal of a company’s financial condition and results of operations, and require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effects of matters that are inherently uncertain.

Our summary of significant accounting policies is described in Note 2 to our Consolidated Financial Statements included in our December 31, 2005 Form 10-K. However, we consider the following policies and estimates to be the most critical in understanding the more complex judgments that are involved in preparing our consolidated financial statements and that could impact our results of operations, financial position, and cash flows:

•	Product Sales—Product revenue is recorded upon delivery to the wholesaler, when title has passed, price is determined and collectibility is reasonably assured. At the end of each reporting period, as part of an analysis of returns, utilizing our revenue recognition policy (derived from the criteria of SEC Staff Accounting Bulletin No. 104, including Financial Accounting Standards No. 48, “Revenue Recognition When Right of Return Exists”) we analyze our estimated channel inventory and we may defer recognition of revenue on product that has been delivered if we believe that channel inventory at a period end is in excess of ordinary business needs and the value of potential returns is materially different than our returns accrual. Further, in connection with our analysis of returns, if we believe inventory levels are increasing without a reasonably correlating increase in prescription demand, we may proactively determine not to process wholesaler orders until these levels are reduced. From our acquisition of Vancocin in November 2004 through June 30, 2006, we have not delayed any orders.

We establish accruals for chargebacks and rebates, sales discounts and product returns. These accruals are primarily based upon the history of Vancocin, including both Lilly and our ownership periods. We also consider the volume and price of our products in the channel, trends in wholesaler inventory, conditions that might impact patient demand for our product (such as incidence of disease and the threat of generics) and other factors.

In addition to internal information, such as unit sales, we use information from external resources, which we do not verify, to estimate the channel inventory. Our external resources include prescription data reported by IMS Health Incorporated and written and oral information obtained from two of our three largest wholesaler customers with respect to their inventory levels.

Chargebacks and rebates are the most subjective sales related accrual. While we currently have no contracts with private third party payors, such as HMO’s, we do have contractual arrangements with governmental agencies, including Medicaid. We establish accruals for chargebacks and rebates related to these contracts in the period in which we record the sale as revenue. These accruals are based upon historical experience of government agencies’ market share, governmental contractual prices, our current pricing and then-current laws, regulations and interpretations. We analyze the accrual at least quarterly and adjust the balance as needed. We believe that if our estimates of the rate of chargebacks and rebates as a percentage of annual gross sales was incorrect by 10%, our operating income and accruals would be impacted by approximately $1.0 million in the period of correction. Although, we have not had a material adjustment for our chargeback and rebate related accruals from our acquisition of Vancocin to date, the factors address above could ultimately result in material impact on future periods.

Product returns are minimal. Product return accruals are estimated based on Vancocin’s history of damage and product expiration returns and are recorded in the period in which we record the sale of revenue. At each reporting period, we also compare our returns accrual balance to the estimated channel inventory to ensure the accrual balance is reasonable and within an acceptable range. For example, if the estimated channel inventory is at a high level, we could be required to adjust our accrual upward. We believe any adjustment would be immaterial.

Discounts are related to payment terms and are fully accrued in the period in which we record the sale of revenue. Since our customers consistently take the payment discount, we do not believe that future periods will be materially impacted by a change in a previous discount accrual.

•	Impairment of Long-lived Assets—We review our fixed and intangible assets for possible impairment whenever events occur or circumstances indicate that the carrying amount of an asset may not be recoverable. Assumptions and estimates used in the evaluation of impairment may affect the carrying value of long-lived assets, which could result in impairment charges in future periods. Such assumptions include, for example, projections of future cash flows and the timing and number of generic/competitive entries into the market, in determining the current fair value of the asset and whether an impairment exists. These assumptions are subjective and could result in a material impact on operating results in the period of impairment. While we reviewed our intangible assets as of March 31, 2006 in light of the actions taken by the OGD, we did not recognize any impairment charges during the three months ended March 31, 2006. See Note 4 of the Unaudited Consolidated Financial Statements for further information. We will continue to monitor the actions of the OGD and consider the effects of our opposition actions and the announcements by generic competitors or other adverse events for additional impairment indicators and we will reevaluate the expected cash flows and fair value of our Vancocin-related assets at such time.

On an ongoing periodic basis, we evaluate the useful life of intangible assets and determine if any economic, governmental or regulatory event has impaired the value of the assets or modified their estimated useful lives. While we reviewed the useful life of our intangible assets as of June 30, 2006 in light of the actions taken by the OGD, we did not change the useful life of our intangible assets during the six months ended June 30, 2006. See Note 4 of the Unaudited Consolidated Financial Statements for further information.

•	Short-term Investments—We review our short-term investments on a periodic basis for other-than-temporary impairments. This review is subjective as it requires management to evaluate whether an event or change in circumstances has occurred in that period that may have a significant adverse effect on the fair value of the investment. As of June 30, 2006, we have minimal unrealized losses, all of which we have deemed not to be other-than-temporary.

•	Share-Based Employee Compensation—We adopted Statement of Financial Accounting Standards No. 123R, “Share-based Payment,” (SFAS 123R) effective January 1, 2006. The calculation of this expense includes judgment related to the period of time used in calculating the volatility of our common stock and our estimate of the exercising habits of our employees, which is also influenced by our Insider Trading Policy. Changes in the volatility of our common stock or the habits of our employees could result in variability in the fair value of awards granted.

•	Income Taxes—Our annual effective tax rate is based on expected pre-tax earnings, existing statutory tax rates, limitations on the use of tax credits and net operating loss carryforwards and tax planning opportunities available in the jurisdictions in which we operate. Significant judgment is required in determining our annual effective tax rate and in evaluating our tax position.

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

At June 30, 2006, we had $92.7 million of gross deferred tax assets, which included the effects of federal and state net operating loss (“NOL”) carryforwards of $47.2 million, capitalized research and development costs of $43.0 million and other items of $2.5 million. These assets are offset by a $49.0 million valuation allowance as our ability to estimate long-term future taxable income with a high level of certainty is limited. In assessing the realizability of deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the period in which those temporary differences becomes deductible or the NOLs and credit carryforwards can be utilized. When considering the reversal of the valuation allowance, we consider the level of past and future taxable income, the utilization of the carryforwards and other factors. Revisions to the estimated net realizable value of the deferred tax asset could cause our provision for income taxes to vary significantly from period to period. Should we further reduce the valuation allowance of deferred tax assets, a current year tax benefit will be recognized and future periods would then include income taxes at a higher rate than the effective rate in the period that the adjustment is made.

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

In July 2006, the FASB issued FASB Interpretation 48, Accounting for Uncertain Tax Positions, (“FIN 48”) to clarify the criteria for recognizing tax benefits under FASB Statement No. 109, Accounting for Income Taxes and to require additional financial statement disclosure. FIN 48 requires that we recognize in our consolidated financial statements, the impact of a tax position if that position is more likely than not to be sustained on audit, based on the technical merits of the position. We currently recognize the impact of a tax position if it is probable of being sustained. The provisions of FIN 48 are effective for us beginning January 1, 2007, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. We are currently evaluating the impact of FIN 48 on our financial statements upon adoption.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

Our holdings of financial instruments are primarily comprised of a mix of U.S. corporate debt, government securities and commercial paper. All such instruments are classified as securities available for sale. Our debt security portfolio represents funds held temporarily pending use in our business and operations. We manage these funds accordingly. Our primary investment objective is the preservation of principal, while at the same time maximizing the generation of investment income. We seek reasonable assuredness of the safety of principal and market liquidity by investing in cash equivalents (such as Treasury bills and money market funds) and fixed income securities (such as U.S. government and agency securities, municipal securities, taxable municipals, and corporate notes) while at the same time seeking to achieve a favorable rate of return. Our market risk exposure consists principally of exposure to changes in interest rates. Our holdings are also exposed to the risks of changes in the credit quality of issuers. Historically, we have typically invested in financial instruments with maturities of less than one year. The carrying amount, which approximates fair value, and the annualized weighted average nominal interest rate of our investment portfolio at June 30, 2006, was approximately $87.2 million and 4.9%, respectively. A one percent change in the interest rate would have resulted in a $0.2 million impact to interest income for the quarter ended June 30, 2006.

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer, or CEO, and our Chief Financial Officer, or CFO, of the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of June 30, 2006. Based on that evaluation, our management, including our CEO and CFO, concluded that as of June 30, 2006 our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to the Company’s management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the second quarter of 2006, we continued considering the required internal controls over financial reporting related to our third party manufacturing, which will begin in the third quarter of 2006. There were no other significant changes in our internal control over financial reporting identified in connection with the evaluation of such controls that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1a. Risk Factors

We are providing the following information regarding changes that have occurred to previously disclosed risk factors from our Quarterly Report on Form 10-Q for the quarter ended March 31, 2006. In addition to the other information set forth below and elsewhere in this report, you should carefully consider the factors discussed under the heading “Risk Factors” in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, which could materially affect our business, financial condition or future results. The risks described in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2006 are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

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

We cannot assure you that generic competitors will not take advantage of the absence of patent protection for Vancocin to attempt to develop a competing product. We have become aware of information suggesting that other potential competitors are attempting to develop a competing generic product. We are not able to predict the time period in which a generic drug may enter the market, as this timing will be affected by a number of factors, including:

•	the time required to develop appropriate manufacturing procedures;

•	whether an in-vitro method of demonstrating bioequivalence is available to an applicant to gain marketing approval by the FDA in lieu of performing clinical studies;

•	the nature of any clinical trials which are required, if any; and

•	the specific formulation of drug for which approval is being sought.

On March 17, 2006, we learned that the OGD changed its approach regarding the conditions that must be met in order for a generic drug applicant to request a waiver of in-vivo bioequivalence testing for vancomycin hydrochloride capsules. Specifically, we were informed that a generic applicant may be able to request such a waiver provided that dissolution testing demonstrates that the test product is rapidly dissolving at certain specified conditions. This deviates from our understanding of OGD’s historical practices which would require, for a poorly-absorbed, locally acting gastrointestinal drug (such as Vancocin) a demonstration of bioequivalence through clinical studies or a demonstration of bioequivalence using an appropriately validated in-vitro methodology.

On March 17, 2006 we filed a Petition for Stay of Action with the FDA regarding the requirements for waivers of in-vivo bioequivalence testing for Vancocin, and we amended that petition on March 30, 2006. In May 2006 and June 2006 we made additional filings in support of our opposition to any approach that does not require rigorous scientific methods to demonstrate a rate and extent of drug release to the site of action consistent with good medicine and science. In the event the OGD’s revised approach regarding the conditions that must be met in order for a generic drug applicant to request a waiver of in-vivo bioequivalence testing for Vancocin remains in effect, the time period in which a generic competitor may enter the market could be reduced.

If a generic competitor were to formulate a competing product that was approved by the FDA and that gained market acceptance, it would have a material adverse effect on our sales of Vancocin and on our business.

If our supplies of Vancocin API or finished product or any other approved products are interrupted or if we are unable to acquire adequate supplies of Vancocin or any other approved products to meet increasing demand for the products, our ability to maintain our inventory levels could suffer and future revenues may be delayed or reduced.

We will try to maintain Vancocin inventory levels to meet our current projections, plus a reasonable stock in excess of those projections. Any interruption in the supply of Vancocin finished products could hinder our ability to timely distribute Vancocin and satisfy customer demand. If we are unable to obtain adequate product supplies to satisfy our customers’ orders, we may lose those orders, our customers may cancel other orders, and they may choose instead to stock and purchase competing products. This in turn could cause a loss of our market share and negatively affect our revenues. Supply interruptions may occur and our inventory may not always be adequate. We ceased purchasing Vancocin capsules from Lilly in July 2006. In December 2005, we entered into agreements with OSG Norwich for the manufacture of finished product and in March 2006 we received the required regulatory approvals for the Vancocin finished product manufactured by OSG Norwich. In April 2006 we entered a supply agreement with the API manufacturer to act as our new source of Vancocin API, and we also entered into an additional manufacturing agreement with OSG Norwich relating to a scaled-up manufacturing process. We commenced purchasing all Vancocin API and finished goods to satisfy our needs from these parties during the second quarter of 2006. However, we cannot assure you that there will be no disruption in the availability of sufficient supply to meet the demand for Vancocin.

Our third party API supplier and finished product supplier are the only manufacturers qualified by the FDA to manufacture API and Vancocin capsule finished product for distribution and sale in the U.S. We are therefore dependent upon one API supplier and one finished product supplier.

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

ITEM 4. Submission of Matters to a Vote of Security Holders

On May 19, 2006, we held our annual stockholders meeting. In connection with the stockholders meeting, we solicited proxies for the election of Paul A. Brooke, Robert J. Glaser and Michael R. Dougherty as our class I directors. The record date for determining the stockholders entitled to receive notice of, and vote at, the meeting was March 31, 2006. We had 68,587,608 shares of our common stock outstanding on the record date for the meeting, of which 54,886,655 were represented at the stockholders meeting by proxy. Such shares were voted at the stockholders meeting as follows:

	FOR	WITHHELD
Paul A. Brooke	44,962,645	9,924,010
Robert J. Glaser	52,766,116	2,120,539
Michael R. Dougherty	53,941,387	945,268

Michel de Rosen, William D. Claypool, M.D and John R. Leone are the Class II and Class III directors whose terms continued after the annual meeting. Dr. Baldino resigned from the board following the annual meeting. Mr. Howard Pien was elected by the directors to fill the Board vacancy caused by Dr. Baldino’s resignation.

Additionally, we solicited proxies for (i) the adoption of an amendment to the Company’s 2005 Stock Option and Restricted Share Plan and to reserve 2,000,000 shares of common stock for issuance upon exercise of stock options or the grant of restricted shares to selected employees and (ii) the ratification of the appointment of KPMG as the Company’s independent registered public accounting firm. Each proposal was approved by the required affirmative vote of the holders of a majority of the shares represented in person or by proxy at the meeting and entitled to vote on these items. Broker non-votes were counted solely for purposes of determining whether a quorum was present and therefore did not have an effect on these proposals. Shares were voted at the stockholders meeting on these items as follows:

Amendment to the Company’s 2005 Stock Option and Restricted Share Plan

FOR:	22,239,839
AGAINST:	2,286,213
ABSTAIN:	150,952
BROKER NON-VOTES:	30,209,651

Ratification of the Appointment of KPMG as the Company’s independent registered public accounting firm

FOR:	54,051,025
AGAINST:	749,834
ABSTAIN:	85,795
BROKER NON-VOTES:	1

ITEM 6. Exhibits

List of Exhibits:

10.1†	Bulk Supply Agreement between ViroPharma and Alpharma Inc. dated April 13, 2006

10.2†	Project Agreement No. 2 by and between OSG Norwich Pharmaceuticals, Inc. and ViroPharma Incorporated dated May 15, 2006

10.3††	2005 ViroPharma Stock Option and Restricted Share Plan, as amended. (1)

31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	Portions of this exhibit were omitted and filed separately with the Secretary of the Commission pursuant to an application for confidential treatment filed with the Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.
††	Compensation plans and arrangements for executives and others.
(1)	Filed as Annex A of the Registrant’s 2006 Proxy Statement, as filed with the Securities and Exchange Commission on April 10, 2006.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VIROPHARMA INCORPORATED

Date: August 1, 2006	By:	/s/ Michel de Rosen
Michel de Rosen President, Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)

	By:	/s/ Vincent J. Milano
Vincent J. Milano Vice President, Chief Operating Officer, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)