Form 10-Q
period 2006-09-30
VIROPHARMA INC
filed 2006-11-07
CIK 946840

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

or

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

Number of shares outstanding of the issuer’s Common Stock, par value $.002 per share, as of October 30, 2006: 69,667,941 shares.

VIROPHARMA INCORPORATED

ViroPharma Incorporated

Condensed Consolidated Balance Sheet

(unaudited)

(in thousands, except share and per share data)	September 30, 2006	December 31, 2005
Assets
Current assets:
Cash and cash equivalents	$103,236	$232,195
Short-term investments	120,455	1,218
Accounts receivable, net	16,801	14,887
Inventory	3,624	10,996
Income taxes receivable	987	1,977
Deferred income taxes	11,810	11,644
Other current assets	2,443	1,912

Total current assets	259,356	274,829
Intangible assets, net	124,014	121,691
Equipment and leasehold improvements, net	2,556	1,555
Deferred income taxes	23,237	36,875
Debt issue costs, net	—	526
Other assets	49	49

Total assets	$409,212	$435,525

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,244	$9,256
Accrued expenses and other current liabilities	15,645	19,423
Current portion of long-term debt	—	78,920
Deferred revenue – current	141	564

Total current liabilities	17,030	108,163
Other liabilities	358	385

Total liabilities	17,388	108,548

Commitments and Contingencies

Stockholders’ equity:
Preferred stock, par value $0.001 per share. 5,000,000 shares authorized; Series A convertible participating preferred stock; no shares issued and outstanding	—	—
Series A junior participating preferred stock, par value $0.001 per share. 200,000 shares designated; no shares issued and outstanding	—	—
Common stock, par value $0.002 per share. 100,000,000 shares authorized; issued and outstanding 69,667,939 shares at September 30, 2006 and 68,563,879 shares at December 31, 2005	139	137
Additional paid-in capital	506,291	490,593
Deferred compensation	—	(3)
Accumulated other comprehensive gain (loss)	125	(350)
Accumulated deficit	(114,731)	(163,400)

Total stockholders’ equity	391,824	326,977

Total liabilities and stockholders’ equity	$409,212	$435,525

See accompanying notes to unaudited consolidated financial statements.

ViroPharma Incorporated

Consolidated Statements of Operations

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
(in thousands, except per share data)	2006	2005	2006	2005
Revenues:
Net product sales	$55,105	$35,657	$128,163	$85,536
License fee and milestone revenue	141	141	423	6,423

Total revenues	55,246	35,798	128,586	91,959

Costs and Expenses:
Cost of sales	4,868	5,010	16,966	13,054
Research and development	7,957	2,525	16,078	7,685
Marketing, general and administrative	6,619	2,937	17,467	7,386
Intangible amortization and acquisition of technology rights	1,341	1,468	4,327	3,884

Total costs and expenses	20,785	11,940	54,838	32,009

Operating income	34,461	23,858	73,748	59,950

Other Income (Expense):
Change in fair value of derivative liability	—	—	—	(4,044)
Net gain (loss) on bond redemption	—	—	(1,127)	1,163
Interest income	2,512	417	6,669	942
Interest expense	179	(2,331)	(686)	(9,899)

Income before income tax expense	37,152	21,944	78,604	48,112

Income tax expense	13,874	3,292	29,935	7,105

Net income	$23,278	$18,652	$48,669	$41,007

Net income per share:
Basic	$0.34	$0.33	$0.71	$1.05
Diluted	$0.33	$0.31	$0.69	$0.77

Shares used in computing net income per share:
Basic	69,119	57,015	68,756	39,020
Diluted	70,292	59,797	70,151	56,936

See accompanying notes to unaudited consolidated financial statements.

ViroPharma Incorporated

Consolidated Statements of Stockholders’ Equity

(unaudited)

	Preferred Stock		Common Stock		Additional paid-in capital	Deferred comp- ensation	Accumulated other comprehensive income	Accumulated deficit	Total stockholders’ equity
(in thousands)	Number of shares	Amount	Number of shares	Amount
Balance, December 31, 2005	—	$—	68,564	$137	$490,593	$(3)	$(350)	$(163,400)	$326,977
Exercise of common stock options	—	—	24	—	69	—	—	—	69
Issuance costs of common stock	—	—	—	—	(63)	—	—	—	(63)
Share-based compensation	—	—	—	—	975	3	—	—	978
Record liability classified share-based obligations	—	—	—	—	(116)	—	—	—	(116)
Unrealized gain on available for sale securities, net of income tax	—	—	—	—	—	—	311	—	311
Stock option tax benefits	—	—	—	—	164	—	—	—	164
Net income	—	—	—	—	—	—	—	8,188	8,188

Balance, March 31, 2006	—	—	68,588	137	491,622	—	(39)	(155,212)	336,508

Employee Stock Purchase Plan	—	—	7	—	52	—	—	—	52
Exercise of common stock options	—	—	2	—	8	—	—	—	8
Share-based compensation	—	—	—	—	1,157	—	—	—	1,157
Unrealized loss on available for sale securities, net of income tax	—	—	—	—	—	—	(141)	—	(141)
Stock option tax benefits	—	—	—	—	6	—	—	—	6
Net income	—	—	—	—	—	—	—	17,203	17,203

Balance, June 30, 2006	—	—	68,597	137	492,845	—	(180)	(138,009)	$354,793

Exercise of common stock options	—	—	89	—	372	—	—	—	372
Share-based compensation	—	—	—	—	1,589	—	—	—	1,589
Wyeth milestone stock issuance	—	—	982	2	9,998	—	—	—	10,000
Unrealized loss on available for sale securities, net of income tax	—	—	—	—	—	—	305	—	305
Stock option tax benefits	—	—	—	—	138	—	—	—	138
Tax benefits due to debt conversions	—	—	—	—	1,349	—	—	—	1,349
Net income	—	—	—	—	—	—	—	23,278	23,278

Balance, September 30, 2006	—	$—	69,668	$139	$506,291	$—	$125	$(114,731)	$391,824

See accompanying notes to unaudited consolidated financial statements.

ViroPharma Incorporated

Consolidated Statements of Cash Flows

(unaudited)

	Nine months ended September 30,
(in thousands)	2006	2005
Cash flows from operating activities:
Net income	$48,669	$41,007
Adjustments to reconcile net income to net cash provided by operating activities:
Non-cash loss on derivative liability	—	4,044
Loss (gain) on bond redemption	1,127	(1,163)
Non-cash compensation expense	—	5
Non-cash share-based compensation expense	3,662	—
Non-cash interest expense	75	3,747
Deferred tax provision	13,472	—
Depreciation and amortization expense	4,702	3,950
Changes in assets and liabilities:
Accounts receivable	(1,914)	(719)
Inventory	7,372	(1,426)
Other current assets	(531)	1,220
Other assets	—	45
Accounts payable	(8,012)	756
Accrued expenses and other current liabilities	(3,834)	1,437
Deferred revenue	(423)	(422)
Derivative liability	—	(6,823)
Income taxes receivable/payable	990	6,605
Other liabilities	(27)	(418)

Net cash provided by operating activities	65,328	51,845

Cash flows from investing activities:
Purchase of equipment and leasehold improvements	(1,375)	(28)
Purchase of Vancocin assets	(6,650)	(2,956)
Release of restricted investments	—	9,033
Purchases of short-term investments	(1,011,809)	(292,696)
Maturities of short-term investments	893,047	303,165

Net cash provided by (used in) investing activities	(126,787)	16,518

Cash flows from financing activities:
Redemption of subordinated convertible notes	(79,596)	(39,790)
Net proceeds from issuance of common stock	10,439	607
Tax benefits due to debt conversions	1,349	—
Excess tax benefits from share-based payment arrangements	308	—
Net proceeds from the issuance of convertible senior notes	—	11,694

Net cash (used in) financing activities	(67,500)	(27,489)

Net increase (decrease) in cash and cash equivalents	(128,959)	40,874

Cash and cash equivalents at beginning of period	232,195	22,993

Cash and cash equivalents at end of period	$103,236	$63,867

See accompanying notes to unaudited consolidated financial statements.

ViroPharma Incorporated

Notes to the Unaudited Consolidated Financial Statements

Note 1. Organization and Business Activities

ViroPharma Incorporated and subsidiaries (“ViroPharma” or “the Company”) is a biopharmaceutical company dedicated to the development and commercialization of products that address serious diseases. The Company has core expertise in the area of infectious diseases and is committed to focusing its commercialization and development programs on products used by physician specialists or in hospital settings. ViroPharma has one marketed product and multiple product candidates in development. The Company intends to grow through sales of its marketed product, Vancocin® HCl capsules, the oral capsule formulation of vancomycin hydrochloride, continued development of its product pipeline and potential acquisition of products or companies.

ViroPharma markets and sells Vancocin in the U.S. and its territories. Vancocin is a potent antibiotic approved by the U.S. Food and Drug Administration, or FDA, to treat antibiotic-associated pseudomembranous colitis caused by Clostridium difficile, or C. difficile, and enterocolitis caused by Staphylococcus aureus, including methicillin-resistant strains.

ViroPharma is developing maribavir for the prevention and treatment of cytomegalovirus, or CMV, disease and HCV-796 for the treatment of hepatitis C virus, or HCV, infection. The Company has licensed the U.S. and Canadian rights for a third product candidate, an intranasal formulation of pleconaril, to Schering-Plough for the treatment of picornavirus infections.

Basis of Presentation

The consolidated financial information at September 30, 2006 and for the three and nine months ended September 30, 2006 and 2005, is unaudited but includes all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary to state fairly the consolidated financial information set forth therein in accordance with accounting principles generally accepted in the United States of America. The interim results are not necessarily indicative of results to be expected for the full fiscal year. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2005 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission.

In December 2004, the FASB issued Statement of Financial Accounting Standard (“SFAS”) No. 123R, Share-Based Payment, (SFAS 123R). This statement replaces SFAS 123 and supersedes APB No. 25. This statement establishes standards for the accounting for which an entity exchanges its equity instruments for goods or services. This statement also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. SFAS 123R requires the Company to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost shall be recognized over the period during which an employee is required to provide service in exchange for the award – the requisite service period (vesting period). The grant-date fair value of employee share options are estimated using Black-Scholes option-pricing model adjusted for the unique characteristics of those instruments. The Company adopted SFAS 123R using the modified prospective approach effective January 1, 2006, which resulted in a material impact on our consolidated financial statements for the three and nine months ended September 30, 2006. See Note 6 for the disclosures related to SFAS 123R.

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

In November 2005, the FASB issued FSP SFAS 115-1, The Meaning of Other-than-Temporary Impairment and Its Application to Certain Investments (FSP 115-1). This statement supersedes EITF Issue No. 03-1 and EITF Abstracts Topic No. D-44. This statement summarizes the accounting and disclosure guidance on other-than-temporary impairments of securities. The Company adopted FSP 115-1 on January 1, 2006 with no impact on our consolidated financial statements for the three and nine months ended September 30, 2006.

ViroPharma Incorporated

Notes to the Unaudited Consolidated Financial Statements (continued)

Reclassification

Certain prior year amounts have been reclassified to conform to the current year presentation.

Note 2. Short-Term Investments

Short-term investments consist of fixed income securities with remaining maturities of greater than three months at the date of purchase, debt securities and our marketable securities investment in SIGA Technologies, Inc. At September 30, 2006 and December 31, 2005, all of the investments were classified as available for sale investments.

The following summarizes the available for sale investments at September 30, 2006 and December 31, 2005:

(in thousands)	Cost	Gross unrealized gains	Gross unrealized losses	Fair value
September 30, 2006
Certificates of deposit	$300	$—	$—	$300
Debt securities	118,948	192	—	119,140
Marketable equity securities	1,015	—	—	1,015

	$120,263	$192	$—	$120,455

Maturities of investments were as follows:
Less than one year	$119,248	$192	$—	$119,440

December 31, 2005
Certificates of deposit	$553	$—	$—	$553
Marketable equity securities	1,015	—	350	665

	$1,568	$—	$350	$1,218

Maturities of investments were as follows:
Less than one year	$553	$—	$—	$553

Note 3. Inventory

Inventory is related to Vancocin and is stated at the lower of cost or market using the first-in first-out method. The following represents the components of the inventory at September 30, 2006 and December 31, 2005:

(in thousands)	September 30, 2006	December 31, 2005
Raw Materials	$2,456	$2,108
Finished Goods	1,168	8,888

Total	$3,624	$10,996

ViroPharma Incorporated

Notes to the Unaudited Consolidated Financial Statements (continued)

Note 4. Intangible Assets

The following represents the balance of the intangible assets at September 30, 2006:

(in thousands)	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
Trademarks	$12,007	$907	$11,100
Know-how	84,046	6,351	77,695
Customer relationship	38,096	2,877	35,219

Total	$134,149	$10,135	$124,014

The following represents the balance of the intangible assets at December 31, 2005:

(in thousands)	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
Trademarks	$11,412	$520	$10,892
Know-how	79,880	3,639	76,241
Customer relationship	36,207	1,649	34,558

Total	$127,499	$5,808	$121,691

In March 2006, the Company learned that the Office of Generic Drugs (“OGD”), Center for Drug Evaluation and Research of the Food and Drug Administration (“FDA”) had changed its approach regarding the conditions that must be met in order for a generic drug applicant to request a waiver of in-vivo bioequivalence testing for copies of Vancocin. Since this change in approach could, in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, be defined as a triggering event and potentially impact the recoverability or useful life of the Vancocin-related intangible assets, the Company assessed the Vancocin-related intangible assets for potential impairment or change in useful life. The outcome of the Company’s opposition to the OGD change in approach can not be reasonably determined and the impact of this change on market share and net sales is uncertain. However, the Company determined that no impairment charge was appropriate at this time as management believes the undiscounted cash flows, which consider some level of generic impact, will be sufficient to recover the carrying value of the asset and there has been no change to fair value.

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

The Company is obligated to pay Eli Lilly and Company (“Lilly”) additional purchase price consideration based on net sales of Vancocin within a calendar year. The additional purchase price consideration is determined by the annual net sales of Vancocin, is paid quarterly and is due each year through 2011. The Company accounts for these additional payments as additional purchase price in accordance with SFAS No. 141, Business Combinations, which requires that the additional purchase price consideration is recorded as an increase to the intangible assets of Vancocin, is allocated over the asset classifications described above and is amortized over the remaining estimated useful life of the intangible assets. In addition, at the time of recording the additional intangible assets, a cumulative adjustment is recorded to accumulated intangible amortization, in addition to ordinary amortization expense, in order to reflect amortization as if the additional purchase price had been paid in November 2004.

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

In the second quarter of 2006, the net sales of Vancocin exceeded the contracted range for which we are obligated to additional purchase price consideration for 2006. The additional purchase price consideration was $6.6 million for the nine months ending September 30, 2006, which was recorded as an increase to the intangible assets of Vancocin, was allocated over the asset classifications described above and will be amortized over the remaining estimated useful life of the intangible assets, which is estimated to be 23 years as of September 30, 2006. In addition, at the time of recording the additional intangible assets, the Company recorded a cumulative adjustment in the second quarter of 2006 of approximately $0.4 million to accumulated intangible amortization, in addition to ordinary amortization expense, in order to reflect amortization as if the additional purchase price had been paid in November 2004.

Amortization expense for the nine months ended September 30, 2006 and 2005 was $4.3 million and $3.9 million, respectively, and for the three months ended September 30, 2006 and 2005 was $1.3 million and $1.5 million, respectively. The estimated aggregated amortization expense for each of the next five years will be approximately $5.4 million, excluding any future increases related to additional purchase price consideration that may be payable to Lilly.

Note 5. Long-Term Debt

On September 30, 2006, the Company had no long-term debt outstanding. On December 31, 2005, the Company’s long-term indebtedness included $78.9 million of subordinated convertible notes, which was reported as current since, as of December 31, 2005, it was the Company’s intent to redeem these notes in the first quarter of 2006. On March 1, 2006, the Company redeemed the remaining $78.9 million principal amount of subordinated convertible notes for $79.6 million. This eliminated the Company’s long-term debt that was outstanding at December 31, 2005. The Company recognized a charge of $1.1 million related to this payment, which includes a $0.7 million premium and the write-off of the remaining $0.4 million of deferred financing costs at March 1, 2006.

The nine months ended September 30, 2005 includes a $1.2 million net gain on the bond repurchase related to the repurchase of $41.2 million of subordinated convertible notes in the second quarter of 2005 for $39.8 million. The net gain is comprised of the gross gain of $1.4 million less the write-off of $0.2 million of deferred finance costs.

Note 6. Share-based Compensation

The Company adopted SFAS 123R as of January 1, 2006 using the modified prospective method. SFAS 123R primarily resulted in a change in the Company’s method of measuring and recognizing the cost of grants under the Employee Stock Option Plans and Employee Stock Purchase Plan to a fair value method and estimating forfeitures for all unvested awards. Results for prior periods have not been restated. In connection with the adoption of SFAS 123R, the deferred compensation at December 31, 2005 of $3,000 related to previous grants of non-employee stock options was offset against additional paid-in capital. Prior to the adoption of SFAS 123R, the Company presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows. SFAS 123R requires the cash flows resulting from tax benefits in excess of the compensation cost recognized for those options (excess tax benefits) be classified as financing cash flows.

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

ViroPharma Incorporated

Notes to the Unaudited Consolidated Financial Statements (continued)

In accordance with Staff Accounting Bulletin No. 107 (“SAB 107”) issued in March 2005, share-based payment expense has been included in both research and development expense (“R&D”) and marketing, general and administrative expense (“MG&A”). Share-based compensation expense consisted of the following:

(in thousands)	Three months ended September 30, 2006			Nine months ended September 30, 2006
Plan	R&D	MG&A	Total	R&D	MG&A	Total
Employee Stock Option Plans	$326	$1,251	$1,577	$863	$2,820	$3,683
Employee Stock Purchase Plan	8	4	12	19	17	36
Non-employee Stock Options	18	—	18	(57)	—	(57)

Total	$352	$1,255	$1,607	$825	$2,837	$3,662

In the table above, MG&A includes approximately $300,000 of compensation cost due to accelerating the vesting on an employee’s stock option grant in the third quarter of 2006. No amounts of share-based compensation cost have been capitalized into inventory or other assets during the three or nine months ended September 30, 2006.

As a result of adopting SFAS 123R, the Company’s income before income taxes and net income for the three months ended September 30, 2006 were $1.6 million and $1.0 million lower, respectively, and for the nine months ended September 30, 2006 were $3.7 million and $2.4 million lower, respectively, than if it had continued to account for share-based compensation under APB No. 25. Basic and diluted earnings per share for the three months ended September 30, 2006 would have been $0.35 per share if the Company had not adopted SFAS 123R, compared to reported basic and diluted earnings per share of $0.34 and $0.33 per share, respectively. Basic and diluted earnings per share for the nine months ended September 30, 2006 would have been $0.74 and $0.73 per share, respectively, if the Company had not adopted SFAS 123R, compared to reported basic and diluted earnings per share of $0.71 and $0.69 per share, respectively.

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

Options granted during the first nine months of 2006 and 2005 had weighted average fair values of $14.41 and $4.84 per option. The fair value of each option grant was estimated throughout the nine month periods using the Black-Scholes option-pricing model using the following assumptions for the Plans:

	2006	2005
Expected dividend yield	—	—
Range of risk free interest rate	4.3% - 5.1%	3.7% - 4.3%
Weighted-average volatility	104.2%	127.0%
Range of volatility	97.1% - 136.4%	102.0% - 140.0%
Range of expected option life (in years)	4.08 – 6.25	4.00 –10.00

Risk free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. Volatility is based on the Company’s stock price over the expected term of the grant. Expected term is based upon the short-cut method permitted under SAB 107.

ViroPharma Incorporated

Notes to the Unaudited Consolidated Financial Statements (continued)

Prior to adopting SFAS No. 123R, if the Company had determined compensation cost for options granted based on their fair value at the grant date under SFAS No. 123, the Company’s net income and net income per share for the periods ended September 30, 2005 would have been adjusted as indicated below (option forfeitures are accounted for as they occurred and no amounts of compensation expense have been capitalized into inventory or other assets, but instead are considered period expenses in the pro forma amounts):

(in thousands, except per share data)	Three months	Nine months
Net income (loss):
As reported	$18,652	$41,007
Add: stock-based employee compensation expense included in net income	1	5
Deduct: total stock- based employee compensation expense determined under the fair-value- based method for all employee and director awards	(599)	(1,688)

Pro forma under SFAS No. 123	$18,054	$39,324

Net income per share:
Basic, as reported	$0.33	$1.05

Basic, pro forma under SFAS No. 123	$0.32	$1.01

Diluted, as reported	$0.31	$0.77

Diluted, pro forma under SFAS No 123	$0.30	$0.74

In May 2006, stockholders of the company approved an amendment to the 2005 Plan to increase the number of shares available for issuance under the plan by an additional 2,000,000 shares. As of September 30, 2006, there were 2,080,437 shares available for grant under the Plans. The following table lists the balances available by Plan at September 30, 2006:

	1995 Plan	2001 Plan	2005 Plan	Combined
Number of shares authorized	4,500,000	500,000	2,850,000	7,850,000
Number of options granted since inception	(6,997,515)	(991,600)	(1,049,000)	(9,038,115)
Number of options cancelled since inception	2,847,658	759,837	11,200	3,618,695
Number of shares expired	(350,143)	—	—	(350,143)

Number of shares available for grant	—	268,237	1,812,200	2,080,437

The following table lists option grant activity for the nine months ended September 30, 2006:

	Share Options	Weighted average exercise price per share
Balance at December 31, 2005	3,134,205	$8.00
Granted	1,007,000	14.41
Exercised	(115,149)	3.90
Forfeited	—	—
Expired	(27,034)	16.21

Balance at September 30, 2006	3,999,022	$9.68

The total intrinsic value of share options exercised during the nine months ended September 30, 2006 and 2005 was $0.8 million and approximately $0.9 million, respectively. The Company received approximately $449,000 for stock options exercises during the nine months ended September 30, 2006.

ViroPharma Incorporated

Notes to the Unaudited Consolidated Financial Statements (continued)

The Company has 4.0 million option grants outstanding at September 30, 2006 with exercise prices ranging from $0.99 per share to $38.70 per share and a weighted average remaining contractual life of 7.46 years. The following table lists the outstanding and exercisable option grants as of September 30, 2006:

	Number of options	Weighted-Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding	3,999,022	$9.68	7.46	$20,648
Exercisable	1,816,173	$10.35	5.91	$9,849

As of September 30, 2006, there was $13.6 million of total unrecognized compensation cost related to unvested share-based payments (including share options) granted under the Plans. That cost is expected to be recognized over a weighted-average period of 1.6 years. The total fair value of shares vested in the nine months ended September 30, 2006 and 2005 was $2.8 million and $2.2 million, respectively.

Employee Stock Purchase Plan

In 2000, the stockholders of the Company approved an employee stock purchase plan. A total of 300,000 shares originally were available under this plan. Since inception of the plan, the stockholders of the Company approved an amendment to the plan to increase the number of shares available for issuance under the plan by 300,000 shares. As of September 30, 2006 there are approximately 300,502 shares available for issuance under this plan.

Under this plan, employees may purchase common stock through payroll deductions in semi-annual offerings at a price equal to the lower of 85% of the closing price on the applicable offering commencement date or 85% of the closing price on the applicable offering termination date. Since the total payroll deductions from the plan period are used to purchase shares at the end of the offering period, the number of shares ultimately purchased by the participants is variable based upon the purchase price. Shares issued under the employee stock purchase plan are new shares. There are two plan periods: January 1 through June 30 (“Plan Period One”) and July 1 through December 31 (“Plan Period Two”). The plan qualifies under Section 423 of the Internal Revenue Code.

Plan Period Two: Employee enrollment indicates that approximately $51,000 will be received by the Company during the second half of 2006, $28,000 of which was received in the third quarter of 2006. However, employees have the option to cancel their enrollment and have these funds reimbursed any time prior to purchase of the shares. The fair value of the share-based payments associated with Plan Period Two is approximately $23,000. Therefore, approximately $11,500 was recorded as compensation expense in the third quarter of 2006. The fair value was estimated using the Type B model provided by SFAS 123R, with the following assumptions:

2006 Plan Period Two
Expected dividend yield	—
Risk free interest rate	5.3%
Volatility	78.6%
Expected option life (in years)	0.50

Plan Period One: During the first half of 2006, the Company received approximately $52,000 related to the employee stock purchase plan. The fair value of the share-based payments associated with Plan Period One was approximately $24,000. The fair value was estimated using the Type B model provided by SFAS 123R, with the following assumptions:

2006 Plan Period One
Expected dividend yield	—
Risk free interest rate	4.4%
Volatility	84.2%
Expected option life (in years)	0.50

ViroPharma Incorporated

Notes to the Unaudited Consolidated Financial Statements (continued)

Under Plan Period One, 7,073 shares were sold to employees on June 30, 2006 at $7.33 per share, which represents the closing price on the offer termination date of $8.62 per share at 85%. On June 30, 2005, 5,981 shares were sold to employees at $2.64 per share, which represented the closing price on the offer commencement date of $3.10 per share at 85%.

Non-employee Stock Options

In connection with the adoption of SFAS 123R on January 1, 2006, the Company reclassified approximately $116,000 from additional paid-in capital to a current liability for 9,000 shares related to outstanding stock options issued to non-employees in accordance with EITF Issue No. 00-19 Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock. As required by SFAS 123R, the Company remeasured the fair value of these options to approximately $55,000 as of September 30, 2006, which reduced compensation expense by approximately $57,000 in the nine months ended September 30, 2006, after an increase of $18,000 in the third quarter of 2006. At the time of grant, the value of these options had been recorded as an expense and an increase in additional paid-in capital in accordance with APB Opinion No. 25.

The fair value of the non-employee share options was estimated using the Black-Scholes option-pricing model using the following range of assumptions:

	September 30, 2006	January 1, 2006
Expected dividend yield	—	—
Risk free interest rate	4.59% - 4.91%	4.35% - 4.41%
Volatility	70.55% - 98.15%	78.1% - 112.6%
Contractual option life (in years)	0.81 – 5.26	1.55 – 6.01

There were no non-employee share options vested or exercised during the nine months ended September 30, 2006 or 2005. Shares issued to non-employees upon exercise of stock options are new shares.

Note 7. Stockholders’ Equity

In August 2006, Wyeth and the Company announced that data indicated that HCV-796 has achieved a “proof of concept” milestone under the companies’ agreements. In connection with meeting the proof of concept milestone, the Company issued to Wyeth 981,836 shares of ViroPharma’s common stock for a purchase price of $10.0 million which represents the last of three stock purchases outlined in the companies’ agreements. The price per share of $10.19 for the stock was based on a premium to a trailing average price for 20 days starting five business days prior to the closing date, which was August 16, 2006. This purchase was recorded to common stock and additional paid-in-capital.

Note 8. Comprehensive Income (Loss)

In the Company’s annual consolidated financial statements, comprehensive income (loss) is presented as a separate financial statement. For interim consolidated financial statements, the Company is permitted to disclose the information in the footnotes to the consolidated financial statements. The disclosures are required for comparative purposes. The only comprehensive income (loss) item the Company has is unrealized gains and losses on available for sale securities. The following reconciles net income (loss) to comprehensive income (loss) for the three and nine months ended September 30, 2006 and 2005:

(in thousands)	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Net income	$23,278	$18,652	$48,669	$41,007
Other comprehensive (loss):
Unrealized gains (losses) on available for sale securities	305	(15)	475	(421)

Comprehensive income	$23,583	$18,637	$49,144	$40,586

The unrealized gain for the three and nine months ended September 30, 2006 is reported net of federal and state income taxes.

ViroPharma Incorporated

Notes to the Unaudited Consolidated Financial Statements (continued)

Note 9. Earnings per share

(in thousands, except per share data)	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Basic Earnings Per Share
Net income	$23,278	$18,652	$48,669	$41,007
Common stock outstanding (weighted average)	69,119	57,015	68,756	39,020

Basic net income per share	$0.34	$0.33	$0.71	$1.05

Diluted Earnings Per Share
Net income	$23,278	$18,652	$48,669	$41,007
Add interest expense on senior convertible notes	—	31	—	2,641

Diluted net income	$23,278	$18,683	$48,669	$43,648

Common stock outstanding (weighted average)	69,119	57,015	68,756	39,020
Add shares from senior convertible notes	—	801	—	16,571
Add “in-the-money” stock options	1,173	1,981	1,395	1,345

Common stock assuming conversion and stock option exercises	70,292	59,797	70,151	56,936

Diluted net income per share	$0.33	$0.31	$0.69	$0.77

The following common shares that are associated with stock options were excluded from the calculations as their effect would be anti-dilutive:

(in thousands)	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Common Shares Excluded	2,826	657	2,604	1,199

Note 10. Supplemental Cash Flow Information

(in thousands)	Nine months ended September 30,
	2006	2005
Supplemental disclosure of non-cash transactions:
Unrealized gains (losses) on available for sale securities	$475	$421
Initial recognition of liability classified share-based awards	116	—
Liability classified share-based compensation benefit	61	—
Non-cash increase of intangible assets for Vancocin obligation to Lilly	—	7,561
Non-cash conversion of senior notes to senior convertible notes	—	62,500
Non-cash debt discount on senior convertible notes	—	8,587
Non-cash conversion on senior convertible notes, net of associated costs of $11,218	—	63,781
Issuance of stock for make-whole payments on auto conversions	—	5,649
Non-cash interest expense for beneficial conversion on make-whole payments	—	1,489
Write-off of accrued interest to additional paid-in capital for auto conversions	—	766
Supplemental disclosure of cash flow information:
Cash paid for interest	$2,368	$7,290
Cash paid for income taxes	14,065	500

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

We have one marketed product and multiple product candidates in development. We market and sell Vancocin® HCl capsules, the oral capsule formulation of vancomycin hydrochloride, in the U.S. and its territories. Vancocin is a potent antibiotic approved by the U.S. Food and Drug Administration, or FDA, to treat antibiotic-associated pseudomembranous colitis caused by Clostridium difficile, or C. difficile, and enterocolitis caused by S. aureus, including methicillin-resistant strains. We are developing maribavir for the prevention and treatment of cytomegalovirus, or CMV, disease, and HCV-796 for the treatment of hepatitis C virus, or HCV, infection. We have licensed the U.S. and Canadian rights for a third product candidate, an intranasal formulation of pleconaril, to Schering-Plough for the treatment of picornavirus infections.

We intend to continue to evaluate in-licensing or other means of acquiring products in clinical development, and marketed products, in order to expand our current portfolio. Such products may be intended to treat, or are currently used to treat, the patient populations treated by physician specialists or in hospital settings.

Executive Summary

During the third quarter of 2006, we experienced the following:

Business Activities

Vancocin:

•	Increased unit sales over the third quarter of 2005 as some of our largest customers increased inventory.

•	Purchased all of our finished goods inventory using our third-party manufacturer, as we fully transitioned all Vancocin manufacturing to our third party manufacturing supply chain, which gained final approval in the second quarter of 2006. This marks the first quarter since acquiring Vancocin from Lilly where we purchased no inventory from Lilly.

•	Continued opposing the attempt by the OGD to change the approach towards making bioequivalence decisions for copies of Vancocin.

CMV:

•	Initiated a phase 3 clinical trial of maribavir in the prevention of CMV disease in patients undergoing bone marrow/stem cell transplantation.

HCV (with our partner Wyeth):

•	Completed enrollment and presented positive preliminary data from a phase 1b study that demonstrated the anti-viral activity of HCV-796 when dosed in combination with pegylated interferon

•	Began preparation for our clinical development efforts to study HCV-796 in combination with pegylated interferon and ribavirin in a phase 2 trial.

Operating Results

•	Realized over a 90% gross product margin rate for Vancocin.

•	Increased net sales as compared to the third quarter of 2005, primarily resulting from price increases.

•	Increased development costs as we supported the progress of our CMV and HCV programs.

Liquidity

•	Increased working capital by $45.6 million to $242.3 million.

•	Generated net cash from operating activities of $65.3 million.

•	Received $10 million from Wyeth for the purchase of common stock as we achieved an HCV “proof of concept” milestone.

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

We cannot assure you that generic competitors will not take advantage of the absence of patent protection for Vancocin to attempt to develop a competing product. We are not able to predict the time period in which a generic drug may enter the market. On March 17, 2006, we learned that the OGD changed its approach regarding the conditions that must be met in order for a generic drug applicant to request a waiver of in-vivo bioequivalence testing for copies of Vancocin. We are opposing this attempt. However, in the event this change in approach remains in effect, the time period in which a generic competitor may enter the market could be reduced and multiple generics may enter the market, which would materially impact our operating results.

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

Our actual results could differ materially from those results expressed in, or implied by, our expectations and assumptions described in this report. Please also see our descriptions of the “Risk Factors” in Item 1A of Part II, which describe other important matters relating to our business.

Results of Operations

Three and Nine-months ended September 30, 2006 and 2005

(in thousands, except per share data)	For the three months ended September 30,		For the nine months ended September 30,
	2006	2005	2006	2005
Net product sales	$55,105	$35,657	$128,163	$85,536
Total revenues	$55,246	$35,798	$128,586	$91,959

Gross margin	$50,237	$30,647	$111,197	$72,482

Operating income	$34,461	$23,858	$73,748	$59,950

Net income	$23,278	$18,652	$48,669	$41,007
Net income per share:
Basic	$0.34	$0.33	$0.71	$1.05
Diluted	$0.33	$0.31	$0.69	$0.77

The increases in net income relate primarily to increased net sales and increased gross margin rates, offset by increased costs to support Vancocin and our CMV and HCV development programs, and share-based compensation expense, which was $1.6 million and $3.7 million for the three and nine months ended September 30, 2006, respectively, as well as costs associated with our opposition to the OGD’s change in approach. Additionally, the nine months of 2005 included $6.0 million license fee revenue.

Revenues

Revenues consisted of the following:

(in thousands)	For the three months ended September 30,		For the nine months ended September 30,
	2006	2005	2006	2005
Net product sales	$55,105	$35,657	$128,163	$85,536
License fees and milestones revenues	141	141	423	6,423

Total revenues	$55,246	$35,798	$128,586	$91,959

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

During the three and nine months ended September 30, 2006, net sales of Vancocin increased 54.5% and 49.8%, respectively, compared to the same periods in 2005 primarily due to the impact of price increases. We believe, based upon data reported by IMS Health Incorporated, that prescriptions during the three and nine months ended September 30, 2006 exceeded prescriptions in the 2005 periods by 19.5% and 24.6%, respectively. Our nine month comparative period is also impacted by a decrease in wholesalers’ inventory levels during in the first four months of 2006, as compared to the 2005 period where wholesalers’ inventory levels increased.

During the second quarter of 2006, we began receiving inventory data from two of our three largest wholesalers. We do not independently verify this data. Based on this inventory data, while wholesalers’ inventory levels increased in the third quarter of 2006, we believe the wholesalers do not have excess channel inventory. However, we do believe that this increase in wholesalers’ inventory levels is likely to impact fourth quarter sales if wholesalers decrease inventory.

Revenue—License fee and milestone revenues

License fee and milestone revenues primarily include the following:

•	In the first nine months of 2005, the sale of inventory for $6.0 million pursuant to the terms of our license agreement with Schering-Plough for intranasal pleconaril.

•	In both 2006 and 2005, amortization of payments received under our agreement with Wyeth of approximately $141,000 in the three months ended September 30 and $423,000 in the nine months ended September 30 of each year.

Our license fee and milestone revenues result from existing or future collaborations of development-stage products and currently vary greatly from period to period. See “Liquidity, Operating Cash Inflows” for additional information.

Cost of sales and gross product margin

(in thousands)	For the three months ended September 30,		For the nine months ended September 30,
	2006	2005	2006	2005
Net product sales	$55,105	$35,657	$128,163	$85,536
Cost of sales	4,868	5,010	16,966	13,054

Gross product margin	$50,237	$30,647	$111,197	$72,482

Vancocin cost of sales includes the cost of materials and distribution costs. Our gross product margin rate (net product sales less cost of sales as a percent of net product sales) for Vancocin increased in the three months ended September 30, 2006 to 91.2% from 85.9% in the same period in 2005. This increase primarily results from the sale of units manufactured by OSG Norwich, which carry a lower inventory cost. For the nine months ended September 30, 2006, the impact of the additional Lilly manufacturing costs, offset by the effects of price increases, resulted in a gross product margin rate of 86.8%. This represents an increase from 84.7% for the nine months ended September 30, 2005.

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

During the third quarter of 2006, all of the finished product we purchased was produced by OSG Norwich. As of June 30, 2006, Lilly no longer manufactured finished product for us because our third-party manufacturing supply chain was approved in the second quarter of 2006. In July 2006, we began receiving regular shipments of product produced by OSG Norwich. Our finished product that was sold in the third quarter of 2006 included product produced by both Lilly and OSG Norwich, which will continue in the fourth quarter of 2006. As such, our gross product margin began to improve during the third quarter of 2006 over the third quarter of 2005. Since units are shipped based upon earliest expiration date, our actual margins will be impacted by the cost associated with the specific units that are sold. Additionally, we may experience fluctuations in quarterly manufacturing yields and if this occurs, we would expect the cost of product sales of Vancocin, and accordingly, gross product margin percentage, to fluctuate from quarter to quarter during the remainder of 2006. Further, if we enter into fee-for-service or inventory management agreements with wholesalers in future periods, the fees would negatively impact our gross product margins.

Research and development expenses

For each of our research and development programs, we incur both direct and indirect expenses. Direct expenses include third party costs related to these programs such as contract research, consulting, cost sharing payments or receipts, and preclinical and development costs. Indirect expenses include personnel, facility, and other overhead costs. Due to recent advancements in our clinical development programs, we expect future costs to exceed current costs.

Research and development expenses were divided between our research and development programs in the following manner:

	For the three months ended September 30,		For the nine months ended September 30,
(in thousands)	2006	2005	2006	2005
Direct—Core programs
CMV	$5,298	$1,302	$8,518	$3,935
HCV	377	—	378	91
Vancocin / C. difficile	197	—	851	—
Direct—Non-core programs
Common cold	—	—	—	22
Indirect
Development	2,085	1,223	6,331	3,637

Total	$7,957	$2,525	$16,078	$7,685

Direct Expenses—Core Development Programs

Related to our CMV program, during the first nine months of 2006 we concluded analysis of data from our phase 2 clinical trial with maribavir, which demonstrated that maribavir significantly reduces CMV reactivation in patients who had undergone allogeneic stem cell transplantation. We initiated a phase 3 study of maribavir in the prevention of CMV disease in allogeneic stem cell transplantation. We are also preparing for a second phase 3 study of maribavir in solid organ transplant patients. Included in the CMV expenses during the third quarter and nine months of 2006 is $3.0 million related to a milestone payment due to Glaxo Smith Kline associated with the initiation of the phase 3 study of maribavir. In the same period of 2005, we were conducting one phase 2 clinical study and were conducting or analyzing data from various phase 1 clinical trials with maribavir.

Related to our HCV program, costs represent those paid to Wyeth in accordance with our cost-sharing arrangement. During the first nine months of 2006, we conducted a phase 1b clinical trial which demonstrated the antiviral activity of HCV-796 in combination with pegylated interferon, and we prepared for a phase 2 study HCV-796. During the same period in 2005, we initiated phase 1 clinical trials with our HCV compound, HCV-796. Wyeth pays a substantial portion of the collaboration’s predevelopment and development expenses. In addition, during the quarter ended March 31, 2005, we halted development on our former HCV lead product candidate, HCV-086.

During the nine months ended September 30, 2006, we incurred costs for research and development activities related to Vancocin and C. difficile.

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

Marketing, general and administrative expenses

Marketing, general and administrative (MG&A) expenses for both the three and nine month periods increased in 2006 compared to 2005. MG&A expenses for the three month periods were $6.6 million in 2006 compared to $2.9 million in 2005 and for the nine month periods were $17.5 million in 2006 compared to $7.4 million in 2005. These increases were primarily due to share-based compensation expense, commercial related expenses, general legal and consulting costs, and business development costs, with the nine month increases being approximately $2.8 million, $2.7 million, $2.0 million and $1.2 million, respectively. Legal and consulting costs for the nine months ended September 30, 2006 include $1.7 million of costs related to our opposition to the attempt by the OGD regarding the conditions that must be met in order for a generic drug application to request a waiver of in-vivo bioequivalence testing for copies of Vancocin. We anticipate that these additional legal and consulting costs will continue at this level, or higher, in future periods as we continue this opposition.

Intangible amortization and acquisition of technology rights

Intangible amortization is the result of the Vancocin product rights acquisition in the fourth quarter of 2004. Additionally, as described in our agreement with Lilly, to the extent that we incur an obligation to Lilly for additional payments on Vancocin sales, we have contingent consideration. We record the obligation as an adjustment to the carrying amount of the related intangible asset and a cumulative adjustment to the intangible amortization upon achievement of the related sales milestones. Contingent consideration and Lilly related additional payments are more fully described in Note 4 of the Unaudited Consolidated Financial Statements.

Intangible amortization for the three month periods were $1.3 million in 2006 compared to $1.5 million in 2005 and for the nine month periods were $4.3 million in 2006 compared to $3.9 million in 2005. The comparatives are impacted by the timing of the cumulative adjustment. In 2006, the milestone was reached in the second quarter and a $0.4 million cumulative adjustment was recorded. In 2005, the milestone was reached in the third quarter and a $0.2 million cumulative adjustment was recorded.

On an ongoing periodic basis, we evaluate the useful life of these intangible assets and determine if any economic, governmental or regulatory event has impaired the value of the assets or modified their estimated useful lives. As a result of OGD’s change in approach relating to generic bioequivalence determinations, we reviewed the value of the intangible asset and, as of March 31, 2006, we concluded that there was no impairment of the carrying value of the intangible assets or change to the useful lives as estimated at the acquisition date.

Other Income (Expense)

Change in fair value of derivative liability

The change in fair value of derivative liability related to the senior convertible notes that were outstanding during 2005, all of which were converted by July 2005. Therefore, there is no impact in 2006.

As it relates to 2005, based upon relevant information available at that time, we estimated the fair value of the make-whole provision contained within our senior notes using a Monte Carlo simulation model to be $8.6 million, which included $7.9 million at the time of conversion of the senior notes into senior convertible notes in January 2005 and $0.7 million upon exercise of the initial investors’ purchase option in April 2005. This fair value of the make-whole provision, which was recorded as a derivative liability, was adjusted quarterly for changes in fair value during the periods that the senior convertible notes were outstanding, with the corresponding charge or credit to change in fair value of derivative liability. These adjustments resulted in a loss on the change in fair value of derivative liability of $4.0 million for the nine months ended September 30, 2005.

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

Interest Income

Interest income for three months ended September 30, 2006 and 2005 was $2.5 million and $0.4 million, and for the nine months ended September 30, 2006 and 2005 was $6.7 million and $0.9 million, respectively. Interest income increased due to an increase in investments, principally related to the cash received from the issuance of common stock in our December 2005 public offering and higher rates of return.

Interest Expense

(in thousands)	For the three months ended September 30,		For the nine months ended September 30,
	2006	2005	2006	2005
Interest expense on 6% subordinated convertible notes	$—	$1,303	$790	$4,865
Interest expense on 10% senior notes	—		—	330
Interest expense on 6% senior convertible notes	—		—	1,635
Amortization of finance costs	—	89	75	863
Amortization of debt discount	—		—	697
Beneficial conversion feature	(179)	932	(179)	1,489
Other interest	—	7	—	20

Total interest expense	$(179)	$2,331	$686	$9,899

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

The beneficial conversion feature relates to the automatic conversions of the senior convertible notes in June and July 2005 and is the result of the fair value of the shares of common stock on the commitment date exceeding the stock value as defined by the auto-conversion provisions. In the third quarter of 2006, we released the remaining liability associated with the auto-conversion provisions as the likelihood of payment is remote, resulting in a credit to interest expense.

Income Tax Expense

Our effective income tax rate was 37.3% and 15.0% for the quarters ended September 30, 2006 and 2005, respectively, and 38.1% and 14.8% for the nine months ended September 30, 2006 and 2005, respectively. The periods ended September 30, 2005 are not comparable to the 2006 periods as the 2005 accrual was based on our anticipated taxable income for 2005 and included the utilization of a portion of our available net operating loss and credit carryforwards. In addition to federal and state income tax at statutory rates and the effects of various permanent differences included in all periods for which income tax expense is reported, our income tax expense of $29.9 million for the nine months ended September 30, 2006 also includes the impact of finalizing the 2005 federal tax provision and the current impact of adjustments to prior state apportionment rates. We expect our annual effective income tax rate will be 38.2% for the year ended December 31, 2006.

Liquidity

We expect that our near term sources of revenue will arise from Vancocin product sales and milestone and license fee payments that we may receive from Wyeth and Schering-Plough if agreed upon events under our agreements with each of these companies are achieved. However, we cannot predict what the actual sales of Vancocin will be in the future, the outcome of our effort to oppose the OGD’s approach to bioequivalence determinations for generic copies of Vancocin are uncertain, and there are no assurances that the events that require payments to us under the Wyeth and Schering-Plough arrangements will be achieved. In addition, there are no assurances that demand for Vancocin will continue at historical or current levels.

Our ability to generate positive cash flow is also impacted by the timing of anticipated events in our CMV and HCV programs, including results from clinical trials, the results of our product development efforts, and variations from our estimate of future direct and indirect expenses.

While we anticipate that cash flows from Vancocin, as well as our current cash, cash equivalents and short term investments, should allow us to fund substantially all of our ongoing development and other operating costs, we may need additional financing in order to expand our product portfolio. At September 30, 2006, we had cash, cash equivalents and short-term investments of $223.7 million. At September 30, 2006, the annualized weighted average nominal interest rate on our short-term investments was 5.7%.

Overall Cash Flows

During the nine months ended September 30, 2006, we generated $65.3 million of net cash from operating activities, primarily from the cash contribution of Vancocin, which includes the impact on net income and decreases in inventory. Partially offsetting these cash contributions is the impact of decreases in accounts payable and accrued expenses. We also used $126.8 million of cash for investing activities, as we purchased short-term investments. Our net cash used by financing activities for the nine months ended September 30, 2006 was $67.5 million, primarily from the March 2006 redemption of the subordinated convertible notes for $79.6 million, which was partially offset by the $10.0 million purchase of common stock by Wyeth in the third quarter of 2006 related to a milestone.

Operating Cash Inflows

We began to receive cash inflows from the sale of Vancocin in January 2005. We cannot reasonably estimate the period in which we will begin to receive material net cash inflows from our product candidates currently under development. Cash inflows from development-stage products are dependent on several factors, including the achievement of milestones and regulatory approvals. We may not receive milestone payments from any existing or future collaborations if a development-stage product fails to meet technical or performance targets or fails to obtain the required regulatory approvals. Further, our revenues from collaborations will be affected by efforts of our collaborative partners. Even if we achieve technical success in developing drug candidates, our collaborative partners may not devote the resources necessary to complete development and commence marketing of these products, when and if approved, or they may not successfully market these products. The most significant of our near-term operating development cash inflows are as described below.

Operating Cash Outflows

The cash flows we have used in operations historically have been applied to research and development activities, marketing and business development efforts, general and administrative expenses, servicing our debt, and income tax payments. Bringing drugs from the preclinical research and development stage through phase 1, phase 2, and phase 3 clinical trials and FDA approval is a time consuming and expensive process. Because our product candidates are currently in the clinical stage of development, there are a variety of events that could occur during the development process that will dictate the course we must take with our drug development efforts and the cost of these efforts. As a result, we cannot reasonably estimate the costs that we will incur through the commercialization of any product candidate. However, due to recent advancements in our trials, we expect future costs to exceed current costs. The most significant of our near-term operating development cash outflows are as described under “Development Programs”.

Development Programs

For each of our development programs, we incur both direct and indirect expenses. Direct expenses include third party costs related to these programs such as contract research, consulting, cost sharing payments or receipts, and preclinical and clinical development costs. Indirect expenses include personnel, facility and other overhead costs. Additionally, for some of our development programs, we have cash inflows and outflows upon achieving certain milestones.

Core Development Programs

CMV program—From the date we in-licensed maribavir through September 30, 2006, we paid approximately $17.1 million of direct costs in connection with this program, including the acquisition fee of $3.5 million paid to GSK for the rights to maribavir in September 2003.

We expect future maribavir-related activities to include costs to plan, initiate and execute the phase 3 clinical development program, which we currently anticipate will include the ongoing study in patients undergoing allogeneic stem cell transplant and studies in patients who have received a solid organ transplant. In addition, discussions with the FDA regarding these future studies may impact the timing, nature and cost of future planned studies. We are solely responsible for the cost of developing our CMV product candidate.

Should we achieve certain product development events, we are obligated to make certain milestone payments to GSK, the licensor of maribavir. The $3.0 million milestone related to the initiation of the Phase 3 study occurred in the third quarter of 2006 and was accrued as of September 30, 2006 and is excluded from the $17.1 million described above.

HCV program—From the date that we commenced predevelopment activities for compounds in this program that are currently active through September 30, 2006, we incurred $2.4 million in direct expenses for the predevelopment and development activities relating to such compounds. These costs are net of contractual cost sharing arrangements between Wyeth and us. Wyeth pays a substantial portion of the collaboration’s predevelopment and development expenses.

During 2006, we conducted a phase 1b clinical trial which demonstrated the antiviral activity of HCV-796 in combination with pegylated interferon. We and Wyeth anticipate initiation of dosing in a phase 2 study in the fourth quarter of 2006. The results of the planned studies, along with other predevelopment activities performed during the year, will significantly impact the timing and amount of expenses we will incur related to this program in future periods. In addition, discussions with the FDA regarding these future studies may impact the timing, nature and cost of future planned studies.

In August 2006, Wyeth and we announced that data indicated that HCV-796 achieved a “proof of concept” milestone under the companies’ agreements. In connection with meeting the proof of concept milestone, we issued to Wyeth 981,836 shares of ViroPharma’s common stock for a purchase price of $10.0 million. See Note 7 of the Unaudited Consolidated Financial Statements for additional information. This stock purchase represents the last of three stock purchases outlined in the companies’ agreements. Should we achieve certain additional product development events, Wyeth is required to pay us certain cash milestones pursuant to terms of our collaboration agreement. However, there can be no assurances that we will be successful in achieving these milestones.

Vancocin and C. difficile related – We acquired Vancocin in November 2004 and have spent approximately $1.0 million in direct research and development costs related to Vancocin or on related C. difficile activities since acquisition. Included in this amount is the license of the intellectual property related to non-toxigenic C. difficile.

During 2006, we expect our research and development activities in the field of C. difficile to increase and we expect this increase to result in additional direct costs above 2005 levels.

Non-Core Development Programs

Common Cold—From the date that we commenced predevelopment activities for the intranasal formulation of pleconaril through September 30, 2006, we incurred $1.9 million in direct expenses. We did not incur any significant direct expenses in connection with this program in 2006 or 2005, nor will we in the future, as Schering-Plough has assumed responsibility for all future development and commercialization of pleconaril.

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

Business development activities

Through September 30, 2006, we paid an acquisition price of $116.0 million, recorded $17.1 million related to additional purchase price consideration tied to product sales (see Note 4 of the Unaudited Consolidated Financial Statements) and incurred $2.0 million of fees and expenses in connection with the Vancocin acquisition.

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

Contractual Obligations

Future contractual obligations at September 30, 2006 are as follows:

(in thousands) Contractual Obligations (1)(2)	Total	1 year or less	2-3 years	4-5 years	More than 5 years

Operating leases (3)	$7,714	$681	1,318	1,352	4,363

Total	$7,714	$681	$1,318	$1,352	$4,363

(1)	This table does not include any milestone payments under our agreement with GSK in relation to our in-licensed technology, as the timing and likelihood of such payments are not known and the $3.0 million milestone payable in the fourth quarter of 2006 is accrued. Similarly, it does not include any additional payments due to Lilly in connection with the Vancocin acquisition, as the amount and timing of future additional payments are not determinable. Under the terms of the agreement with Lilly, Lilly is entitled to additional payments on net sales of Vancocin through 2011. The additional payments to be paid to Lilly are calculated as follows:

2007	35% payment on net sales between $48-65 million
2008 through 2011	35% payment on net sales between $45-65 million

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

(2)	This table does not include various agreements that we have entered into for services with third party vendors, including agreements to conduct clinical trials, to manufacture product candidates, and for consulting and other contracted services due to the cancelable nature of the services. We accrue the costs of these agreements based on estimates of work completed to date. We estimate that approximately $10.9 million will be payable in future periods under arrangements in place at September 30, 2006. Of this amount, approximately $2.0 million has been accrued for work estimated to have been completed as of September 30, 2006 and approximately $8.9 million relates to future performance under these arrangements.

(3)	We currently lease 33,000 square feet in a facility located in Exton, Pennsylvania for our marketing, development and corporate activities under an operating lease expiring in 2017 with $7.6 million in future rental obligations.

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

Our summary of significant accounting policies is described in Note 2 to our Consolidated Financial Statements included in our December 31, 2005 Form 10-K. However, we consider the following policies and estimates to be the most critical in understanding the more complex judgments that are involved in preparing our consolidated financial statements and that could impact our results of operations, financial position, and cash flows:

•	Product Sales—Product revenue is recorded upon delivery to the wholesaler, when title has passed, price is determined and collectibility is reasonably assured. At the end of each reporting period, as part of an analysis of returns, utilizing our revenue recognition policy (derived from the criteria of SEC Staff Accounting Bulletin No. 104, including Statement of Financial Accounting Standards No. 48, “Revenue Recognition When Right of Return Exists”) we analyze our estimated channel inventory and we would defer recognition of revenue on product that has been delivered if we believe that channel inventory at a period end is in excess of ordinary business needs and if we believe the value of potential returns is materially different than our returns accrual. Further, in connection with our analysis of returns, if we believe inventory levels are increasing without a reasonably correlating increase in prescription demand, we proactively determine not to process wholesaler orders until these levels are reduced. For the first time since acquiring Vancocin in November 2004, during the third quarter of 2006, we delayed orders received from a customer based on the knowledge that they were ordering in excess of retail demand, as they anticipated that we would be implementing a price increase.

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

Chargebacks and rebates are the most subjective sales related accruals. While we currently have no contracts with private third party payors, such as HMO’s, we do have contractual arrangements with governmental agencies, including Medicaid. We establish accruals for chargebacks and rebates related to these contracts in the period in which we record the sale as revenue. These accruals are based upon historical experience of government agencies’ market share, governmental contractual prices, our current pricing and then-current laws, regulations and interpretations. We analyze the accrual at least quarterly and adjust the balance as needed. We believe that if our estimates of the rate of chargebacks and rebates as a percentage of annual gross sales were incorrect by 10%, our operating income and accruals would be impacted by approximately $1.0 million in the period of correction. Although we have not had a material adjustment for our chargeback and rebate related accruals from our acquisition of Vancocin to date, the factors address above could ultimately result in material impact on future periods.

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

On an ongoing periodic basis, we evaluate the useful life of intangible assets and determine if any economic, governmental or regulatory event has impaired the value of the assets or modified their estimated useful lives. While we reviewed the useful life of our intangible assets as of September 30, 2006 in light of the actions taken by the OGD, we did not change the useful life of our intangible assets during the nine months ended September 30, 2006. See Note 4 of the Unaudited Consolidated Financial Statements for further information.

•	Short-term Investments—We review our short-term investments on a periodic basis for other-than-temporary impairments. This review is subjective as it requires management to evaluate whether an event or change in circumstances has occurred in that period that may have a significant adverse effect on the fair value of the investment. As of September 30, 2006, we have no unrealized losses.

•	Share-Based Employee Compensation—We adopted Statement of Financial Accounting Standards No. 123R, “Share-based Payment,” (SFAS 123R) effective January 1, 2006. The calculation of this expense includes judgment related to the period of time used in calculating the volatility of our common stock and our estimate of the exercising habits of our employees, which is also influenced by our Insider Trading Policy. Changes in the volatility of our common stock or the habits of our employees could result in variability in the fair value of awards granted.

•	Income Taxes—Our annual effective tax rate is based on expected pre-tax earnings, existing statutory tax rates, limitations on the use of tax credits and net operating loss carryforwards and tax planning opportunities available in the jurisdictions in which we operate. Significant judgment is required in determining our annual effective tax rate and in evaluating our tax position.

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

At September 30, 2006, we had $83.3 million of gross deferred tax assets, which included the effects of federal and state net operating loss (“NOL”) carryforwards of $43.1 million, capitalized research and development costs of $39.6 million and other items of $0.6 million. These assets are offset by a $48.3 million valuation allowance as our ability to estimate long-term future taxable income with a high level of certainty is limited. In assessing the realizability of deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the period in which those temporary differences becomes deductible or the NOLs and credit carryforwards can be utilized. When considering the reversal of the valuation allowance, we consider the level of past and future taxable income, the utilization of the carryforwards and other factors. Revisions to the estimated net realizable value of the deferred tax asset could cause our provision for income taxes to vary significantly from period to period. Should we further reduce the valuation allowance of deferred tax assets, a current year tax benefit will be recognized and future periods would then include income taxes at a higher rate than the effective rate in the period that the adjustment is made.

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

In September 2006, the FASB issued FASB Statement SFAS 157, Fair Value Measurements, (“SFAS 157”) that provides guidance on performing fair value measurements. It does not require new fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. While we are currently evaluating the impact of SFAS 157 on our financial statements upon adoption, we do not anticipate a material impact on operating results or financial position.

In September 2006, the FASB issued FASB Staff Position (“FSP”) AUG AIR-1, Accounting for Planned Major Maintenance Activities, that prohibits the use of the accrue-in-advance method of accounting for planned major maintenance activities. This FSP is effective for fiscal years beginning after December 15, 2006. While we are currently evaluating the impact of this FSP on our financial statements upon adoption, we do not anticipate a material impact on operating results or financial position.

In September 2006, the SEC issued SAB 108, The Effect of Prior-Year Errors on Current-Year Materiality Evaluations, that addresses how uncorrected errors in previous years should be considered when quantifying errors in current-year financial statements. This SAB is effective for fiscal years ending after November 15, 2006. Upon adoption, companies are allowed to record the effects as a cumulative-effect adjustment to retained earnings. While we are currently evaluating the impact of this SAB on our financial statements upon adoption, we do not anticipate a material impact on operating results or financial position.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

Our holdings of financial instruments are primarily comprised of a mix of U.S. corporate debt, government securities and commercial paper. All such instruments are classified as securities available for sale. Our debt security portfolio represents funds held temporarily pending use in our business and operations. We manage these funds accordingly. Our primary investment objective is the preservation of principal, while at the same time maximizing the generation of investment income. We seek reasonable assuredness of the safety of principal and market liquidity by investing in cash equivalents (such as Treasury bills and money market funds) and fixed income securities (such as U.S. government and agency securities, municipal securities, taxable municipals, and corporate notes) while at the same time seeking to achieve a favorable rate of return. Our market risk exposure consists principally of exposure to changes in interest rates. Our holdings are also exposed to the risks of changes in the credit quality of issuers. Historically, we have typically invested in financial instruments with maturities of less than one year. The carrying amount, which approximates fair value, and the annualized weighted average nominal interest rate of our investment portfolio at September 30, 2006, was approximately $120.5 million and 5.7%, respectively. A one percent change in the interest rate would have resulted in a $0.3 million impact to interest income for the quarter ended September 30, 2006.

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer, or CEO, and our Chief Financial Officer, or CFO, of the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of September 30, 2006. Based on that evaluation, our management, including our CEO and CFO, concluded that as of September 30, 2006 our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to the Company’s management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the third quarter of 2006, our internal controls over financial reporting were modified to include controls related to our third party manufacturing. There were no other significant changes in our internal control over financial reporting identified in connection with the evaluation of such controls that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1a. Risk Factors

We are providing the following information regarding changes that have occurred to previously disclosed risk factors from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2006. In addition to the other information set forth below and elsewhere in this report, you should carefully consider the factors discussed under the heading “Risk Factors” in our Quarterly Reports on Form 10-Q for the quarters ended June 30, 2006 and March 31, 2006, which could materially affect our business, financial condition or future results. The risks described in our Quarterly Reports on Form 10-Q are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Our long-term success depends upon our ability to develop, receive regulatory approval for and commercialize drug product candidates and if we are not successful, our ability to generate revenues from the commercialization and sale of products resulting from our product candidates will be limited.

All of our drug candidates will require governmental approvals prior to commercialization. We have not completed the development of or received regulatory approval to commercialize any of our existing product candidates. Our failure to develop, receive regulatory approvals for and commercialize our development stage product candidates successfully will prevent us from generating revenues from the sale of products resulting from our product candidates. Our product candidates are in the development stage and may not be shown to be safe or effective. We initiated our phase 3 program for maribavir in September 2006 and our phase 2 program with Wyeth for HCV-796 in October 2006. While our preliminary phase 2 data for maribavir and phase 1b data for HCV-796 were positive, these drug product candidates will require significant additional development efforts and regulatory approvals prior to any commercialization. Larger clinical trials will be required in order to achieve regulatory approvals, and the results of these additional studies may be inconsistent with the preliminary results and may not support further clinical development. We cannot be certain that our efforts and the efforts of our partners in this regard will lead to commercially viable products. Negative, inconclusive or inconsistent clinical trial results could prevent regulatory approval, increase the cost and timing of regulatory approval, cause us to perform additional studies or to file for a narrower indication than planned. We do not know what the final cost to manufacture product candidates in commercial quantities will be, or the dose required to treat patients and, consequently, what the total cost of goods for a treatment regimen will be.

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

We have product candidates for the prevention and treatment of CMV and treatment of HCV in clinical development. Schering-Plough is conducting the clinical development of pleconaril. We must complete significant laboratory, animal and clinical testing on these product candidates before we submit marketing applications in the U.S. and abroad.

The rate of completion of clinical trials depends upon many factors, including the rates of initiation of clinical sites and enrollment of patients. For example, our enrollment of patients in our phase 2 clinical trial for maribavir was impacted by our ability to identify and successfully recruit a sufficient number of patients who have undergone allogeneic hematopoietic stem cell/bone marrow transplantation. Our phase 3 studies for maribavir will require substantially more clinical sites and patients than were required for the phase 2 studies, and many of these clinical sites and patients are expected to be in Europe. We do not have extensive experience in executing clinical trials in Europe. We also expect to initiate a second phase 3 study of maribavir in solid organ transplant patients. If we are unable to initiate a sufficient number of clinical sites and accrue sufficient clinical patients who are eligible to participate in the trials during the appropriate period, we may need to delay our clinical trials and incur significant additional costs. In addition, the FDA or Institutional Review Boards may require us to delay, restrict, or discontinue our clinical trials on various grounds, including a finding that the subjects or patients are being exposed to an unacceptable health risk. Moreover, we may be unable to submit a NDA to the FDA for our product candidates within the timeframe we currently expect. We expect to submit a NDA filing in 2009. Once a NDA is submitted, it must be approved by the FDA before we can commercialize the product described in the application. The cost of human clinical trials varies dramatically based on a number of factors, including:

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

We cannot assure you that generic competitors will not take advantage of the absence of patent protection for Vancocin to attempt to develop a competing product. We have become aware of information suggesting that other potential competitors are attempting to develop a competing generic product. We are not able to predict the time period in which a generic drug may enter the market, as this timing will be affected by a number of factors, including:

•	the time required to develop appropriate manufacturing procedures;

•	whether an in-vitro method of demonstrating bioequivalence is available to an applicant to gain marketing approval by the FDA in lieu of performing clinical studies;

•	the nature of any clinical trials which are required, if any;

•	whether a generic drug application is afforded an accelerated review time by the FDA; and

•	the specific formulation of drug for which approval is being sought.

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

ITEM 6. Exhibits

List of Exhibits:

10.1††	Separation Agreement between the Company and Joshua Tarnoff dated as of September 15, 2006

31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

10.1†† - Compensation plans and arrangements for executives and others.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VIROPHARMA INCORPORATED

Date: November 2, 2006	By:	/s/ Michel de Rosen
Michel de Rosen President, Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)

	By:	/s/ Vincent J. Milano
Vincent J. Milano Vice President, Chief Operating Officer, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)