Form 10-K
period 2006-12-31
VIROPHARMA INC
filed 2007-02-28
CIK 946840

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2006

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                    to

Commission File Number: 000-21699

VIROPHARMA INCORPORATED

(Exact name of registrant as specified in our charter)

Delaware	23-2789550
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
397 Eagleview Boulevard, Exton, Pennsylvania	19341
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: 610-458-7300

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Name of each exchange on which registered:
Common Stock, par value $0.002	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:

Title of each class: None

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

Large Accelerated Filer  ☐                    Accelerated Filer  ☒                    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The approximate aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $585.3 million as of June 30, 2006, based upon the closing sale price per share of the Common Stock as quoted on the Global Market segment of the NASDAQ Stock Market on that date.

The number of shares of the registrant’s Common Stock outstanding as of February 23, 2007 was 69,789,988 shares.

DOCUMENTS INCORPORATED BY REFERENCE

As stated in Part III of this Annual Report on Form 10-K, portions of the registrant’s definitive proxy statement for the registrant’s 2007 Annual Meeting of Stockholders to be held on May 11, 2007 are incorporated by reference in Part III of this Annual Report on Form 10-K.

VIROPHARMA INCORPORATED

FORM 10-K ANNUAL REPORT

For Fiscal Year Ended December 31, 2006

“ViroPharma,” “ViroPharma” plus the design, and “Vancocin” are trademarks and service marks of ViroPharma or its licensors. We have obtained trademark registration in the United States for the marks in connection with certain products and services. All other brand names or trademarks appearing in this Annual Report on Form 10-K are the property of others.

PART I

ITEM 1.	BUSINESS

We are a biopharmaceutical company dedicated to the development and commercialization of products that address serious infectious diseases, with a focus on products used by physician specialists or in hospital settings. We intend to grow through sales of our marketed product, Vancocin® HCl capsules, through the continued development of our product pipeline and through potential acquisition or licensing of products or acquisition of companies.

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

We were incorporated in Delaware in September 1994 and commenced operations in December 1994. Our executive offices are located at 397 Eagleview Boulevard, Exton, Pennsylvania 19341, our telephone number is 610-458-7300 and our website address is www.viropharma.com. Information contained on our website is not incorporated into this Annual Report on Form 10-K.

Vancocin

In November 2004, we acquired all rights in the U.S. and its territories to manufacture, market and sell Vancocin, as well as rights to certain related vancomycin products, from Eli Lilly and Company (“Lilly”) for a $116 million upfront payment and additional purchase price consideration based on pre-defined sales levels through 2011, which, as of December 31, 2006, an aggregate of $17.1 million was paid. Lilly retained its rights to Vancocin outside of the U.S. and its territories.

Vancocin is approved by the FDA for treatment of enterocolitis caused by S. aureus (including methicillin-resistant strains) and antibiotic associated pseudomembranous colitis caused by C. difficile. Both are potentially serious infections of the gastrointestinal (GI) tract. S. aureus enterocolitis is rare; however, infection with C. difficile is increasing in incidence and severity, and is the indication that accounts for the majority of Vancocin’s use.

Clostridium difficile associated disease (CDAD) is an infection of the lower gastrointestinal (GI) tract. The clinical manifestations, ranging from diarrhea to toxicmegacolon and sometimes death, are a result of toxins produced by the bacterium that cause inflammation in the colon. Hospitalized patients, those residing in long-term care centers, those greater than 65 years of age, and patients that have received broad-spectrum antibiotic therapy, are at greatest risk to acquire CDAD.

CDAD is not a nationally reportable disease and as such it is difficult to estimate the actual incidence of disease with precision. Based on reports from the Centers for Diseases Control and Prevention (CDC) and peer-reviewed publications, we estimate that at least 400,000 patients were affected by CDAD in 2006. Many clinicians report treating increasing numbers of patients with CDAD, higher rates of severe disease, and increased mortality rates. Clinicians have also noted that patients are progressing from mild/moderate disease to severe disease or death more rapidly than previously observed.

Although the causes for this change in CDAD remain under active investigation, the CDC has postulated that a combination of changes in antibiotic use and infection control practices, along with the emergence of a hypervirulent strain of C. difficile, are likely contributors. As of late 2006, this strain (referred to as the toxinotype III, BI, or NAP1/027 strain) has been identified by the CDC in at least 23 states in the U.S.

Vancocin is the only drug approved by the FDA for the treatment of antibiotic-associated pseudomembranous colitis caused by C. difficile. Historically, a generic compound, metronidazole, has been typically used as first-line treatment for CDAD, while under current guidelines Vancocin has been reserved by physicians for patients who have failed metronidazole, who have recurrent disease, or who are suffering from severe CDAD. We believe the changes in the epidemiology of CDAD and clinical spectrum of disease has led to an increase in the use of Vancocin.

On March 17, 2006, we learned that the FDA’s Office of Generic Drugs, Center for Drug Evaluation and Research (“OGD”) changed its approach regarding the conditions that must be met in order for a generic drug applicant to request a waiver of in-vivo bioequivalence testing for copies of Vancocin. We are opposing this attempt. However, in the event this change in approach remains in effect, the time period in which a generic competitor may enter the market would be reduced and multiple generics may enter the market, which would materially impact our operating results, cash flows and asset valuations.

In February 2006, we announced that we had entered into a licensing agreement for the rights to develop non-toxigenic strains of C. difficile for the treatment and prevention of CDAD. We plan to initially focus our efforts on the opportunity to prevent recurrence of CDAD following treatment with Vancocin®. This treatment approach to prevent disease recurrence involves the oral administration of non-toxin producing spores of C. difficile following initial treatment of acute CDAD.

Product Pipeline

We currently have three clinical development programs. We have two active programs that target: (1) CMV with an initial focus on CMV disease in recipients of hematopoietic stem cell / bone marrow and solid organ transplants, and (2) HCV. These programs are within the transplant and hospital settings or focus on diseases treated by physician specialists, and are at the center of our strategic focus. Our third program has been licensed to Schering-Plough and targets picornaviruses with intranasal pleconaril.

The following chart generally describes our clinical development programs:

Product Candidate	Program Indication	Development Status	ViroPharma Commercialization Rights

Maribavir	CMV disease	Phase 3	Worldwide, other than Japan

HCV-796	HCV infection	Phase 2	Co-promotion rights in the U.S. and Canada with Wyeth

Intranasal pleconaril	Common cold and asthma exacerbations	Phase 2	Licensed to Schering-Plough

CMV Program

As of December 31, 2006, we have initiated dosing in a phase 3 study of maribavir in the prevention of CMV disease in allogeneic stem cell transplantation and we are also preparing for a second phase 3 study of maribavir in liver transplant patients. We expect that the phase 3 study in stem cell transplant patients will enroll approximately 600 patients at approximately 80 transplant centers in the U.S., Canada, and several European countries. The primary efficacy endpoint will be the incidence of CMV disease within 180 days post-transplant. Secondary endpoints include incidence of initiation of preemptive anti-CMV therapy, incidence of graft-versus-host disease, mortality and CMV disease-free survival. The study also will evaluate the pharmacokinetics of maribavir in this subject population.

We have completed several phase 1 clinical trials with maribavir to evaluate the potential for drug interactions, to evaluate the pharmacokinetics of maribavir in subjects with renal impairment and in subjects with hepatic impairment, and to evaluate the relative bioavailability of different tablet formulations. Additional phase 1 clinical pharmacology studies and phase 2 studies are either ongoing or planned for the future. We completed a phase 2 clinical trial with maribavir for the prevention of CMV infections in allogeneic stem cell transplant patients, which demonstrated that maribavir significantly reduces CMV reactivation in this population.

CMV is a member of the herpes virus group, which includes the viruses that cause chicken pox, mononucleosis, herpes labialis (cold sores) and genitalis (genital herpes). Like other herpes viruses, CMV has the ability to remain dormant in the body for long periods of time. CMV infection rates average between 50% and 85% of adults in the U.S. by 40 years of age. In most individuals with intact immune systems, CMV causes little to no apparent illness. However, in immunocompromised individuals, CMV can lead to serious disease or death. Currently, patients who are immunosuppressed following hematopoietic stem cell/bone marrow or solid organ transplantation remain at high risk of CMV infection. In these patients, CMV can lead to severe conditions such as pneumonitis or hepatitis, or even death. There are approximately 19,000 autologous and allogeneic stem cell / bone marrow transplant patients in North America, and 26,000 solid organ transplant patients in the U.S. on an annual basis who are at increased risk of serious repercussions from infection.

HCV Program

During the year 2006, we conducted a phase 1b clinical trial which demonstrated the antiviral activity of HCV-796 in combination with pegylated interferon. We also began dosing in a phase 2 study in which the safety and antiviral activity of HCV-796 are being evaluated in combination with pegylated interferon and ribavirin. Additional phase 1 clinical pharmacology studies are either ongoing or planned for the future.

Hepatitis is an inflammation of the liver that is often caused by viruses, such as hepatitis A, B, or C. Hepatitis C virus is recognized as a major cause of chronic hepatitis worldwide. According to the CDC and the World Health Organization, about four million Americans and 170 million people worldwide, respectively, are infected with HCV. The acute stage, which occurs two weeks to six months after infection, usually is so mild that most people do not know they have been infected. About 75% of people who are newly infected with HCV progress to develop chronic infection. Liver damage (cirrhosis) develops in about 10% to 20% of persons with chronic infection, and liver cancer develops in 1% to 5% of persons with chronic infection over a period of 20 to 30 years. Liver damage caused by HCV infection is the most common reason for liver transplantation in the U.S.

Common Cold and Asthma Exacerbations Program

Pleconaril is a proprietary, small molecule inhibitor of picornaviruses, which we licensed from Sanofi-Aventis in 1995. In preclinical studies, pleconaril has demonstrated the ability to inhibit picornavirus replication in vitro by a novel, virus-specific mode of action. Pleconaril works by inhibiting the function of the viral protein coat, also known as the viral capsid, which is essential for virus infectivity and transmission. Preclinical studies have shown that pleconaril integrates within the picornavirus capsid at a specific site that is common to a majority of picornaviruses and disrupts several stages of the virus infection cycle. In May 2002, the FDA issued a “not-approvable” letter in response to our new drug application for an oral formulation of pleconaril for the treatment of the common cold in adults. In contrast, the current formulation of pleconaril is delivered intranasally.

In November 2004, we entered into a license agreement with Schering-Plough under which Schering-Plough assumed responsibility for all future development and commercialization of pleconaril in the U.S. and Canada. Schering-Plough paid us an initial license fee of $10.0 million in December 2004 and purchased our inventory of bulk drug substance for an additional $6.0 million in January 2005. We understand that Schering-Plough is currently evaluating an intranasal formulation of pleconaril in phase 2 clinical trials.

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

We paid Lilly an upfront cash payment of $116.0 million. We are obligated to pay additional purchase price consideration based on annual net sales of Vancocin through 2011. As of December 31, 2006, we have paid an aggregate of $17.1 million to Lilly in additional purchase price consideration, as our net sales of Vancocin surpassed the maximum obligation level of $65 million in 2005 and 2006. The $17.1 million payment was based upon 35% of $19 million in 2006 and 50% of $21 million in 2005. We will pay additional amounts based on annual net sales of Vancocin as set forth below:

Year	Obligation
2007	35% payment on net sales between $48-65 million
2008 through 2011	35% payment on net sales between $45-65 million

No additional payments are due to Lilly on net sales of Vancocin below or above the net sales levels reflected in the above table. We account for additional purchase price consideration as contingent consideration and record an adjustment to the carrying amount of the related intangible assets and a cumulative adjustment to the intangible amortization upon achievement of the related sales milestones. See Note 6 of the Consolidated Financial Statements for additional information regarding intangible assets and amortization.

In the event we develop any product line extensions, revive discontinued vancomycin product lines (injectable or oral solutions), make improvements of existing products, or expand the label to cover new indications, Lilly would receive a royalty on net sales on these additional products for a predetermined time period.

In connection with the acquisition, we entered into a transition services agreement with Lilly. The transition period ended in January 2005 when we assumed responsibility for product inventory, warehousing, management services and distribution of the Vancocin brand in the U.S. We also entered into a supply agreement with Lilly for the manufacture and supply of the active pharmaceutical ingredient (API) of Vancocin as well as the Vancocin finished product for an agreed upon time period. In November 2005, we amended our manufacturing agreement with Lilly which, among other things, increased the amount of Vancocin that Lilly supplied to us during 2005, for which we agreed to pay up to an additional $4.5 million, and ensured that Lilly would continue to supply us with Vancocin until at least September 30, 2006, if necessary. Lilly supplied the agreed upon increased product volume in 2005. The additional $4.5 million increased inventory costs, which increased our cost of sales during the first half of 2006 when these specific units were sold. Lilly ceased manufacturing finished product when our third-party manufacturing supply chain was approved in the second quarter of 2006.

Cytomegalovirus and GlaxoSmithKline

In August 2003, we entered into a license agreement with GlaxoSmithKline (“GSK”) under which we acquired worldwide rights (excluding Japan) to an antiviral compound, maribavir, for the treatment of CMV disease. Maribavir is a benzimidazole compound that was in development by GSK for the treatment of CMV retinitis in HIV positive patients.

Under the terms of the agreement, we have exclusive worldwide rights (excluding Japan) to develop and commercialize maribavir for the prevention and treatment of cytomegalovirus infections related to transplant (including solid organ and hematopoietic stem cell / bone marrow transplantation), congenital transmission, and in patients with HIV infection. The patents covering maribavir expire in 2015. We paid GSK a $3.5 million up-front cash licensing fee and will pay additional milestone payments based upon defined clinical development and regulatory events. In the third quarter of 2006, we recorded a $3.0 million milestone payment due to GSK associated with the initiation of the phase 3 study of maribavir, which was paid in February 2007. We also will pay royalties to GSK and its licensor on product sales in the U.S. and rest of world (excluding Japan). We will be dependent on GSK to prosecute and maintain the patents related to maribavir, and to file any applications for patent term extension. We also may be dependent on GSK to protect such patent rights. We have the right to sublicense our rights under the agreement, which under certain circumstances requires consent from GSK.

Hepatitis C and Wyeth

In December 1999, we entered into a collaboration and license agreement with Wyeth (formerly American Home Products Corporation) to jointly develop products for use in treating hepatitis C virus in humans. Under the agreement, we licensed to Wyeth worldwide rights under certain patents and know-how owned by us or created under the agreement. We have the right to co-promote these products in the U.S. and Canada and Wyeth will promote the products elsewhere in the world. Wyeth has the right to manufacture any commercial products developed under the agreement.

In June 2003, we amended our collaboration agreement with Wyeth to, among other things, focus the parties’ activity on one target, to allocate more of the collaboration’s pre-development efforts to us (subject to our cost sharing arrangement with Wyeth for this work), and to clarify certain of the reconciliation and reimbursement provisions of the collaboration agreement. In addition, under the amended agreement both companies are permitted to work outside the collaboration on screening against targets other than the target being addressed together under the collaboration. In connection with our restructuring in January 2004, we agreed with Wyeth to cease screening compounds against HCV under the collaboration. In September 2006, we agreed to renew some limited preclinical screening activity with Wyeth. During the terms of the agreement, the two parties will work exclusively with each other on any promising compounds against the collaboration’s HCV target.

Wyeth paid us $5.0 million on the effective date of the original agreement, is obligated to make milestone payments to us, and was obligated to purchase additional shares of our common stock at a premium to the market price, upon the achievement of certain development milestones. Through December 31, 2006, Wyeth has purchased an aggregate of 1,182,829 shares of our common stock for $16.0 million upon the achievement of three milestones, which includes the milestone reached in August 2006 when Wyeth and ViroPharma announced that data indicated that HCV-796 achieved a “proof of concept” milestone under the companies’ agreements and was the final milestone which would require Wyeth to purchase shares of our common stock. The remaining milestone events generally include successful completion of steps in the clinical development of an HCV product and the submission for, and receipt of, marketing approval for the product in the U.S. and abroad. These milestones, however, may never be attained. Wyeth will provide significant financial support for the development of HCV therapeutic compounds developed under the agreement.

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

We have entered into, and will from time to time in the future enter into, a variety of agreements with third parties in connection with preclinical and clinical development activities in both the CMV and HCV programs.

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

Manufacturing

We currently do not have facilities to manufacture commercial or clinical trial supplies of drugs, and do not intend to develop such facilities for any product in the near future. Our commercialization plans are to contract with third parties for the manufacture and distribution of our product candidates.

We entered into a supply agreement with Lilly for the manufacture and supply of the API of Vancocin and the Vancocin finished product for an agreed-upon time period. In November 2005, we amended our manufacturing agreement with Lilly which, among other things, increased the amount of Vancocin that Lilly supplied to us during 2005, and ensured that Lilly would continue to supply us with Vancocin until at least September 30, 2006, if necessary. Lilly supplied the agreed upon increased product volume in 2005. Lilly ceased manufacturing finished product when our third-party manufacturing supply chain was approved in the second quarter of 2006.

In December 2005 we entered into agreements with OSG Norwich Pharmaceuticals, Inc. (“OSG Norwich”) to produce finished Vancocin product. The qualification process required to transfer Vancocin manufacturing from Lilly to OSG Norwich was completed in February 2006. All approvals were finalized in the second quarter of 2006 and, since June 30, 2006, all of our finished product has been purchased from OSG Norwich. In April 2006, we also entered into an agreement with Alpharma, Inc. for the manufacturing of API for Vancocin.

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

For the preparation of compounds for preclinical development and for the manufacture of limited quantities of drug substances for clinical development, we have used both in-house capabilities and the capabilities of our collaborators, and we contract with third-party manufacturers. In the future, we expect to rely solely on our collaborators and third-party manufacturers to manufacture drug substance and final drug products for both clinical development and commercial sale.

Customers

Our net product sales are solely related to Vancocin. Our customers are wholesalers who then distribute the product to pharmacies, hospitals and long term care facilities, among others. In 2006, three wholesalers represented 92% of our total net product sales. Since Vancocin is currently the only approved oral antibiotic used to treat antibiotic-associated pseudomembranous colitis caused by an overgrowth of C. difficile in the colon, we do not believe that the loss of any one of these wholesalers would have a material adverse effect on product sales because product sales would shift to other wholesalers or alternative forms of distribution. However, the loss of a wholesaler could increase our dependence on a reduced number of wholesalers. Additionally, a change in an agreement with a wholesaler could result in a material adverse effect on operating results.

Marketing and Sales

We have the exclusive right to market and sell Vancocin in the U.S. and its territories. Vancocin is distributed through wholesalers that sell the product to pharmacies, hospitals, clinics and other facilities licensed to dispense prescription medications. In order to assist in the distribution of Vancocin in the U.S., we engaged Cardinal Health PTS, LLC, or Cardinal, in January 2005 to manage our warehousing and inventory program and to handle fulfillment of customer orders. Cardinal also provides us with order processing, shipping, collection and invoicing services related to our product sales. We currently have a limited marketing staff and do not have a sales staff. We focus on educational initiatives, including thought leader development, physician education, and the targeted education of health professionals, by utilizing a small number of regional medical science liaisons. As of December 31, 2006, we have six members in our regional medical scientist team.

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

Schering-Plough has the exclusive right to develop and commercialize pleconaril in the U.S. and Canada, thus the success and commercialization of pleconaril in those territories will depend entirely on the performance of Schering-Plough. If we are successful in acquiring FDA approval of maribavir or any other product candidate that we may acquire as a result of our business development efforts, we will need to build a commercial marketing and sales capability. There is no assurance that our marketing efforts will be successful, that any of our collaboration partners will be successful in commercializing the products that we have licensed to them, that our partners will adequately perform their obligations as expected, or that any revenue would be derived from such arrangements. In addition, there is no assurance that we will be able to build our own commercial marketing and sales organization.

Patents and Proprietary Technology

We believe that patent protection and trade secret protection are important to our business and that our future will depend, in part, on our ability to maintain our technology licenses, maintain trade secret protection, obtain patents and operate without infringing the proprietary rights of others both in the U.S. and abroad. The last core patent protecting Vancocin expired in 1996. In order to continue to obtain commercial benefits from Vancocin, we will rely on product manufacturing trade secrets, know-how and related non-patent intellectual property, and regulatory barriers to competitive products. We own two issued U.S. patents covering vancomycin related technology. We have one issued U.S. patent describing compounds, compositions and methods for treating respiratory syncytial virus (RSV) diseases. We have one issued non-U.S. patent that we co-own with Wyeth describing compounds and methods for treating hepatitis C and related virus diseases, including a patent application family that covers HCV-796 and claims related compounds, compositions and methods of use for the treatment of HCV infections. We also own (either solely or jointly with collaborators) a number of pending patent applications in the U.S. relating to our business; we also have filed international, regional and non-U.S. national patent applications in order to pursue patent protection in major foreign countries. Related patent applications were filed under the Patent Cooperation Treaty (PCT), as well as other non-U.S. national and/or regional patent applications. These patent applications describe compounds and methods for treating hepatitis C and related virus diseases, pestivirus diseases, RSV diseases and technology, compositions and methods for identifying inhibitors of HCV, and related technology. We intend to seek patent protection on these inventions in countries having significant market potential around the world on the basis of the PCT and related foreign filings.

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

The pharmaceutical industry places considerable importance on obtaining patent and trade secret protection for new technologies, products and processes. Our success depends, in part, on our ability to develop and maintain a strong patent position for our products and technologies in clinical development, both in the U.S. and in other countries. Litigation or other legal proceedings may be necessary to defend against claims of infringement, to enforce our patents, or to protect our trade secrets, and could result in substantial cost to us and diversion of our efforts. We intend to file applications as appropriate for patents describing the composition of matter of our drug candidates, the proprietary processes for producing such compositions, and the uses of our products and drug candidates.

Government Regulation

The FDA and comparable regulatory agencies in state and local jurisdictions and in foreign countries impose substantial requirements on the clinical development, manufacture, distribution and marketing of pharmaceutical products. These agencies and other federal, state and local entities regulate research and development activities and the testing, manufacture, processing, quality control, safety, effectiveness, labeling, packaging, storage, handling, distribution, record keeping, approval, advertising, and promotion of our products. All of our products will require FDA regulatory approval before commercialization. In particular, therapeutic products for human use are subject to rigorous preclinical and clinical testing and other requirements of the Federal Food, Drug, and Cosmetic Act, implemented by the FDA, as well as similar statutory and regulatory requirements of foreign countries. Obtaining these marketing approvals and subsequently complying with ongoing statutory and regulatory requirements is costly and time consuming. Any failure by us or our collaborators, licensors or licensees to obtain or maintain, or any delay in obtaining, regulatory approval or in complying with other requirements, could adversely affect the commercialization of products then being developed by us and our ability to receive product or royalty revenues.

The steps required before a new drug product may be distributed commercially in the U.S. generally include:

•	conducting appropriate preclinical laboratory evaluations of the product’s chemistry, formulation and stability, and animal studies to assess the potential safety and efficacy of the product;

•	submission to the FDA of an Investigational New Drug Application, including the results of preclinical evaluations and tests, along with manufacturing information and analytical data;

•	obtaining approval of Institutional Review Boards, or IRBs, to introduce the drug into humans in clinical studies;

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

This process generally takes a number of years and typically requires substantial financial resources, and we cannot be certain that any approval will be granted on a timely basis, if at all. The results of preclinical studies and initial clinical trials are not necessarily predictive of the results from large-scale clinical trials, and all clinical trials may be subject to additional costs, delays or modifications due to a number of factors, including the difficulty in obtaining enough patients, clinical investigators, drug supply, or financial support, or because of unforeseen adverse effects or efficacy issues. In addition, an independent IRB at each clinical site proposing to conduct the clinical trials must review and approve each study protocol and oversee the conduct of the trial. The FDA may also raise questions about the conduct of the trials as outlined in the IND and impose a clinical hold on the trial. If a clinical hold is imposed, all of FDA’s concerns must be resolved before the trial may begin again. Preclinical and clinical studies take several years to complete, and there is no guarantee that an IND we submit will result in a submission of an NDA within any specific time period, if at all.

The FDA has issued regulations intended to expedite the approval process for the development, evaluation and marketing of new therapeutic products intended to treat life-threatening or severely debilitating diseases, especially where no alternative therapies exist. If applicable, these provisions may streamline the traditional product development process in the U.S. Similarly, products that represent a substantial improvement over existing therapies may be eligible for priority review and FDA approval time of six months. Nonetheless, even if a product is eligible for these programs, or for priority review, approval may be denied or delayed by the FDA or additional trials may be required. As a condition of approval FDA also can require further testing of the product and monitoring of the effect of commercialized products, including the performance of tests to assess pediatric safety and effectiveness of a pediatric formulation. The Agency has the power to prevent or limit further marketing of a product based on the results of these post-approval commitments. Upon approval, a drug product may be marketed only in those dosage forms and for those indications approved in the NDA.

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

In addition to obtaining FDA approval for each indication to be treated with each product, each drug product manufacturing establishment must register with the FDA, list its drug products with the FDA, comply with current Good Manufacturing Practices (cGMPs) and undergo periodic inspections by the FDA.

In complying with the FDA’s cGMP regulations, manufacturers must continue to spend time, money and effort on facilities and equipment, process control, recordkeeping, personnel training, quality control validation, and auditing to ensure that the marketed product meets applicable specifications and other requirements. The FDA periodically inspects drug product manufacturing facilities to ensure compliance with cGMPs. Failure to comply with FDA requirements, including cGMPs, subjects the manufacturer to possible FDA enforcement action, such as untitled letters, Warning Letters, suspension of manufacturing operations, seizure of the product, voluntary or mandatory recall of a product, injunctive action, consent decrees and/or suspension or revocation of product approval, as well as possible civil and criminal penalties. We currently rely on, and intend to continue to rely on, third parties to manufacture our compounds and products. Such third parties will be required to comply with FDA requirements, including cGMPs. We cannot be certain that we, or our present or future suppliers or third-party manufacturers, will be able to comply with all FDA regulatory requirements, and potential consequences of non-compliance could have a material adverse impact on our business.

Products manufactured in the U.S. for distribution abroad will be subject to FDA regulations regarding export, as well as the requirements of the country to which they are shipped. These latter requirements are likely to cover the conduct of clinical trials, the submission of marketing applications, and all aspects of product manufacture and marketing. Such requirements can vary significantly from country to country. As part of our strategic relationships, our collaborators may be responsible for the foreign regulatory approval process of our products, although we may be legally liable for noncompliance. Foreign establishments manufacturing drug products for distribution in the U.S. also must register their establishments and list their products with the FDA, and comply with cGMPs. They also are subject to periodic inspection by the FDA or by local authorities under agreement with the FDA.

The FDA’s laws, regulations and policies may change, and additional governmental regulations or requirements may be enacted that could delay, limit or restrict, or prevent regulatory approval of our products or affect our ability to test, manufacture, market, or distribute our products following approval.

On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act (MMA) was signed into law and provides outpatient prescription drug coverage to eligible Medicare beneficiaries. The primary prescription drug benefit under the MMA, the new Medicare Part D coverage, began in January 2006. The new Part D prescription drug benefit is administered regionally through Medicare-approved insurance plans. The legislation allows for the importation of prescription drugs from Canada, but only if the Secretary of the U.S. Department of Health and Human Services certifies to Congress that such importation would pose no additional risk to the public’s health and safety and would result in significant reduction in the cost to customers, which the Secretary thus far has not done. There can be no assurance that this certification requirement will be maintained in future legislation or that the certification will continue to be withheld. The impact could also be negative over the intermediate and longer term for our business generally as greater federal involvement and budget constraints may increase the likelihood of additional pricing pressures or controls in the future.

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

Our operations are also subject to federal and state anti-kickback laws. Certain provisions of the Social Security Act prohibit entities such as us from knowingly and willingly offering, paying, soliciting or receiving any form of remuneration (including any kickbacks, bribe or rebate) in return for the referral of items or services for which payment may be made under a federal health care program, or in return for the recommendation, arrangement, purchase, lease or order of items or services for which payment may be made under a federal health care program. Violation of the federal anti-kickback law is a felony, punishable by criminal fines and imprisonment for up to five years or both. In addition, the Department of Health and Human Services may impose civil penalties and exclude violators from participation in federal health care programs such as Medicare and Medicaid. Many states have adopted similar prohibitions against payments intended to induce referrals of products or services paid by Medicaid or other third party payors. Several states have also enacted laws requiring recordkeeping, compliance requirements, and reporting of gifts and other value given to healthcare providers. Because of the far-reaching nature of these laws, there can be no assurance that the occurrence of one or more violations of these laws would not result in a material adverse effect on our business, financial condition and results of operations.

We are also subject to various other federal, state and local laws, rules, regulations and policies relating to safe working conditions, clinical, laboratory and manufacturing practices, environmental protection, the experimental use of animals and the use and disposal of hazardous or potentially hazardous substances, including radioactive compounds and infectious disease agents, previously used in connection with our research work. Although we believe that our safety procedures for handling and disposing of such materials comply with current federal, state and local laws, rules, regulations and policies, the risk of accidental injury or contamination from these materials cannot be entirely eliminated. We may also incur significant costs to comply with such laws and regulations now and in the future, and the failure to comply may have a material adverse impact on our business.

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

In the United States, the Orphan Drug Act provides incentives to drug manufacturers to develop and manufacture drugs for the treatment of rare diseases, currently defined as diseases that affect fewer than 200,000 individuals in the United States, or for a disease that affects more than 200,000 individuals in the United States, where the sponsor does not realistically anticipate its product becoming profitable. The FDA has granted maribavir orphan drug status for prevention of cytomegalovirus (CMV) viremia and disease in the populations at-risk. Under the Orphan Drug Act, a manufacturer of a designated orphan product can seek certain tax benefits, and the holder of the first FDA approval of a designated orphan product will be granted a seven-year period of marketing exclusivity for that product for the orphan indication. While the marketing exclusivity of an orphan drug would prevent other sponsors from obtaining approval of the same drug compound for the same indication unless the subsequent sponsors could demonstrate clinical superiority or a market shortage occurs, it would not prevent other sponsors from obtaining approval of the same compound for other indications or the use of other types of drugs for the same use as the orphan drug. The U.S. Congress has considered, and may consider in the future, legislation that would restrict the duration or scope of the market exclusivity of an orphan drug and, thus, we cannot be sure that the benefits of the existing statute will remain in effect. Additionally, we cannot be sure that other governmental regulations applicable to our products will not change.

Legislation similar to the Orphan Drug Act has been enacted in other countries outside of the United States, including the European Union. The orphan legislation in the European Union is available for therapies addressing conditions that affect five or fewer out of 10,000 persons. The market exclusivity period is for ten years, although that period can be reduced to six years if, at the end of the fifth year, available evidence establishes that the product is sufficiently profitable not to justify maintenance of market exclusivity.

Competition

The last core patent protecting Vancocin expired in 1996. As a result, there is a potential for significant competition from generic products that treat the same conditions addressed by Vancocin. Such competition could result in a significant reduction in sales of Vancocin. We believe that regulatory hurdles (notwithstanding the recent actions taken by the OGD, described below), as well as product manufacturing trade secrets, know-how and related non-patent intellectual property may present barriers to market entry of generic competition. However, there can be no assurance that these barriers will actually delay or prevent generic competition.

On March 17, 2006, we learned that the OGD changed its approach regarding the conditions that must be met in order for a generic drug applicant to request a waiver of in-vivo bioequivalence testing for copies of

Vancocin. We are opposing this attempt. However, in the event this change in approach remains in effect, the time period in which a generic competitor may enter the market would be reduced and multiple generics may enter the market, which would materially impact our operating results, cash flows and asset valuations.

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

Stem cell / bone marrow and solid organ transplant patients at risk for CMV infection or with active CMV disease are most likely to receive ganciclovir or valganciclovir (prodrug of ganciclovir), each of which were developed and are marketed by F. Hoffmann-La Roche. Ganciclovir and valganciclovir are associated with the adverse effect of neutropenia, which may limit their use in certain patients. Foscarnet (AstraZeneca) and cidofvir (Gilead Sciences) may also be used to treat active CMV infections in certain patient populations such as neutropenic patients, patients with ganciclovir-resistant CMV infection, or patients for whom ganciclovir is otherwise contraindicated. However, use of either foscarnet or cidofovir is limited by the side effect of renal toxicity. Other broad-spectrum antiviral agents including valaciclovir and acyclovir (GSK) are marketed in several countries, and may also be used for the prevention of CMV infection in some patients. Additionally, we believe that there is at least one vaccine product in early-phase clinical trials. The objective of the maribavir clinical program is to demonstrate that maribavir is at least as efficacious as the currently existing treatments with a better safety profile.

The most commonly used treatments for HCV are alfa-interferon products, alone or in combination with ribavirin. There are a number of products in clinical development including immunomodulators and specific inhibitors of HCV, making this a highly competitive field of clinical research or treatment. There currently are no approved antiviral agents directed specifically against HCV and no vaccines for prevention of HCV infection, although several companies, in addition to Wyeth and us, are working on developing such products. Approximately 50% of treatment-naive patients who receive full courses of currently available therapies achieve a sustained virologic response. There are several interferon products available worldwide, but there are substantial limitations to the use of these products when given as monotherapy or in conjunction with ribavirin in the treatment of chronic HCV infection. These include poor treatment response in patients infected with particular genotypes of the virus and significant side effects that can lead to discontinuation of therapy in approximately 20% of patients with a significant number of patients for whom either interferon, ribavirin or both are contraindicated. We believe that this is an underserved market and are working with Wyeth toward advancing a specific antiviral product candidate for treatment of HCV. We believe that in the future, as new antiviral agents become available, patients with HCV will likely be treated with various combination therapies analogous to the treatment paradigm for HIV. Such combinations of antiviral agents could include non-nucleoside polymerase inhibitors, such as HCV-796, protease inhibitors and nucleoside polymerase inhibitors, all with or without interferon therapy. As a result, we believe HCV-796 may be complementary to certain other antiviral agents.

In addition to approved products, other companies are developing treatments for infectious diseases, including compounds in preclinical and clinical development for C. difficile, CMV, HCV and rhinovirus infections. These companies include both public and private entities, including well-known, large pharmaceutical companies, chemical companies, biotechnology companies and research institutions. For example, Genzyme Corporation, Oscient Pharmaceuticals, Salix Pharmaceuticals and Optimer Pharmaceuticals have clinical development programs with therapeutic agents for the treatment of C. difficile associated disease that could be found to have competitive advantages over Vancocin. Approval of new products, or expanded use of currently available products, to treat CDAD, and particularly severe disease caused by C. difficile infection, could materially and adversely affect our sales of Vancocin. We believe that there is at least one vaccine product in clinical trials for the prevention of CMV infection. In addition, several other companies, including Idenix, Roche, Vertex and Schering-Plough, are developing compounds to treat hepatitis C. Developments by these or other entities may render our products under development non-competitive or obsolete. Our ability to compete successfully will be based on our ability to:

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

Employees

As of February 23, 2007, we had 67 employees and we are currently seeking to fill certain additional positions. A significant number of our management and professional employees have had prior experience with pharmaceutical, biotechnology or medical products companies. None of our employees are covered by collective bargaining agreements. We believe that we have been successful in attracting skilled and experienced personnel; however, competition for such personnel is intense. We believe that our relations with our employees are good.

Legal Proceedings

We are currently not involved in any material litigation.

Executive Officers

Name	Age	Position
Michel de Rosen	56	President, Chief Executive Officer and Chairman of the Board of Directors
Colin Broom, M.D.	51	Vice President, Chief Scientific Officer
Thomas F. Doyle	46	Vice President, General Counsel and Secretary
Vincent J. Milano	43	Vice President, Chief Operating Officer, Chief Financial Officer and Treasurer
Daniel B. Soland	48	Vice President, Chief Commercial Officer

Michel de Rosen has served as our Chairman of the Board of Directors since September 2002, President and Chief Executive Officer since August 2000, and as a director since May 2000. From 1993 to 1999, Mr. de Rosen held several key positions in Rhone-Poulenc Pharma and Rhone-Poulenc Rorer (now Sanofi-Aventis), including Chief Executive Officer from May 1995 until December 1999, and Chairman and CEO from 1996 to 1999. Mr. de Rosen began his career at the French Ministry of Finance and subsequently served in several leading government positions. Mr. de Rosen also served in various executive roles in industry prior to 1993. Mr. de Rosen holds a MBA from the Ecole des Hautes Etudes Commerciales in France. Mr. de Rosen also is a director of ABB Ltd and Endo Pharmaceuticals.

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

Daniel B. Soland has served as Vice President, Chief Commercial Officer since November 2006. From February 2005 until June 2006, Mr. Soland served as President of Chiron Vaccines. From March 2003 until February 2005, Mr. Soland was president and chief executive officer at Epigenesis Pharmaceuticals, a privately held biopharmaceutical company. Prior to that, Mr. Soland spent nine years with GlaxoSmithKline as the vice president and director of worldwide marketing operations, and five years as GSK’s vice president and director of the U.S. vaccines business unit. Mr. Soland holds a Bachelor of Science degree in pharmacy from the University of Iowa, in Iowa City, IA.

Available Information

Our Internet website is www.viropharma.com and you may find our SEC filings on the “Investors” page of that website. We provide access to all of our filings with the SEC, free of charge, as soon as reasonably practicable after filing with the SEC on such site. Our Internet website and the information contained on that website, or accessible from our website, is not intended to be incorporated into this Annual Report on Form 10-K or any other filings we make with the SEC.

ITEM 1A.	RISK FACTORS

You should carefully consider the risk factors described below and all other information contained or incorporated by reference in this Annual Report on Form 10-K before you make an investment decision. If any of the following risk factors, as well as other risks and uncertainties that are not currently known to us or that we currently believe are not material, actually occur, our business, financial condition, results of operations and liquidity could be materially and adversely affected. In that case, the trading price of our common stock could decline, and you may lose part or all of your investment.

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

Vancocin product sales could be adversely affected by a number of factors, including:

•

the development and approval of competitive generic versions of oral Vancocin, approval of products which are currently marketed for other indications by other companies or new pharmaceuticals and technological advances to treat the conditions addressed by Vancocin;

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

We cannot assure you that revenues from the sale of Vancocin will remain at or above current levels or achieve the level of net product sales that we expect. A decrease in sales of Vancocin could result in our inability to maintain profitability and could have a material adverse effect on our business, financial condition, results of operations and liquidity.

Core patent protection for Vancocin has expired, which could result in significant competition from generic products and lead to a significant reduction in sales of Vancocin.

The last core patent protecting Vancocin expired in 1996. As a result, there is a potential for significant competition from generic products that treat the same conditions addressed by Vancocin. Such competition could result in a significant reduction in sales of Vancocin. We believe that regulatory hurdles (notwithstanding the recent actions taken by the FDA’s Office of Generic Drugs, Center for Drug Evaluation and Research (“OGD”), which we describe in more detail below and which we are vigorously opposing), as well as product manufacturing trade secrets, know-how and related non-patent intellectual property, may present barriers to market entry of generic competition. However, there can be no assurance that these barriers will actually delay or prevent generic competition. The effectiveness of these non-patent-related barriers to competition will depend primarily upon:

•	the current or future regulatory approval requirements for any generic applicant.

•	the complexities of the manufacturing process for a competitive product;

•	the nature of the market which Vancocin serves and the position of Vancocin in the market from time to time;

•	the growth of the market which Vancocin serves; and

•	our ability to protect Vancocin know-how as a trade secret.

We cannot assure you that generic competitors will not take advantage of the absence of patent protection for Vancocin to attempt to develop a competing product. We have become aware of information suggesting that other potential competitors are attempting to develop a competing generic product. We are not able to predict the time period in which a generic drug may enter the market, as this timing will be affected by a number of factors, including:

•	whether an in-vitro method of demonstrating bioequivalence is available to an applicant to gain marketing approval by the FDA in lieu of performing clinical studies;

•	the nature of any clinical trials which are required, if any;

•	whether a generic drug application is afforded an accelerated review time by the FDA;

•	the specific formulation of drug for which approval is being sought; and

•	the time required to develop appropriate manufacturing procedures.

On March 17, 2006, we learned that the OGD changed its approach regarding the conditions that must be met in order for a generic drug applicant to request a waiver of in-vivo bioequivalence testing for vancomycin hydrochloride capsules. Specifically, we were informed that a generic applicant may be able to request such a waiver provided that dissolution testing demonstrates that the test product is rapidly dissolving at certain specified conditions. This deviates from our understanding of OGD’s historical practices which would require, for a poorly-absorbed, locally acting gastrointestinal drug (such as Vancocin) a demonstration of bioequivalence through clinical studies or a demonstration of bioequivalence using an appropriately validated in-vivo methodology.

On March 17, 2006 we filed a Petition for Stay of Action with the FDA regarding the requirements for waivers of in-vivo bioequivalence testing for Vancocin, and we amended that petition on March 30, 2006. In May 2006 and June 2006 we made additional filings in support of our opposition to any approach that does not require rigorous scientific methods to demonstrate a rate and extent of drug release to the site of action consistent with good medicine and science. In the event the OGD’s revised approach regarding the conditions that must be met in order for a generic drug applicant to request a waiver of in-vitro bioequivalence testing for Vancocin remains in effect, the time period in which a generic competitor may enter the market would be reduced.

If a generic competitor were to formulate a competing product that was approved by the FDA and that gained market acceptance, it would have a material adverse effect on our sales of Vancocin and on our business.

We do not know whether Vancocin will continue to be competitive in the markets which it serves.

We currently generate revenues from sales of Vancocin in the U.S. for the treatment of antibiotic-associated pseudomembranous colitis caused by Clostridium difficile, or C. difficile, and enterocolitis caused by S. aureus, including methicillin-resistant strains. Vancocin sales for treatment of antibiotic-associated pseudomembranous colitis caused by C. difficile have increased over the past 12 months; however, Vancocin’s share of the U.S. market for this indication may decrease due to competitive forces and market dynamics, including an increase in the oral use of intravenous vancomycin. Metronidazole, a generic product, is regularly prescribed to treat CDAD at costs which are substantially lower than for Vancocin. In addition, products which are currently marketed for other indications by other companies may also be prescribed to treat this indication. Other drugs that are in development by our competitors, including Genzyme Corporation, Oscient Pharmaceuticals, Salix Pharmaceuticals and Optimer Pharmaceuticals, could be found to have competitive advantages over Vancocin. Approval of new products, or expanded use of currently available products, to treat CDAD, and particularly severe disease caused by C. difficile infection, could materially and adversely affect our sales of Vancocin.

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

Approximately 90% of our Vancocin sales are to the three largest pharmaceutical wholesalers. If any of these wholesalers ceases to purchase our product for any reason, then unless and until the remaining wholesalers increase their purchases of Vancocin or alternative distribution channels are established:

•	our commercial operations could be significantly disrupted;

•	the availability of Vancocin to patients could be disrupted; and

•	we may not achieve the sales of Vancocin that we expect, which could decrease our revenues and potentially affect our ability to maintain profitability.

We are aware that wholesalers have, in the past, entered into fee-for-service agreements with pharmaceutical companies in connection with the distribution of their products. Although we do not currently have such agreements in place with our wholesalers, our entering into fee-for-service arrangements with wholesalers could result in higher costs to us and adversely affect our product margins. Additionally, we do not require collateral from our wholesalers but rather maintain credit limits and as a result we have an exposure to credit risk in our accounts receivable. The highest account receivable we have experienced from any one wholesaler was approximately $13 million and we anticipate that this amount could increase if Vancocin sales continue to increase. While we have experienced prompt payment by wholesalers and have not had any defaults on payments owed, a default by a large wholesaler could have a material adverse effect on our earnings.

If our supplies of Vancocin API or finished product or any other approved products are interrupted or if we are unable to acquire adequate supplies of Vancocin or any other approved products to meet increasing demand for the products, our ability to maintain our inventory levels could suffer and future revenues may be delayed or reduced.

We attempt to maintain Vancocin inventory levels to meet our current projections, plus a reasonable stock in excess of those projections. Any interruption in the supply of Vancocin finished products could hinder our ability to timely distribute Vancocin and satisfy customer demand. If we are unable to obtain adequate product supplies to satisfy our customers’ orders, we may lose those orders, our customers may cancel other orders, and they may choose instead to stock and purchase competing products. This in turn could cause a loss of our market share and negatively affect our revenues. Supply interruptions may occur and our inventory may not always be adequate. We ceased purchasing Vancocin capsules from Lilly in July 2006. In December 2005, we entered into agreements with OSG Norwich for the manufacture of finished product and in March 2006 we received the required regulatory approvals for the Vancocin finished product manufactured by OSG Norwich. In April 2006 we entered a supply agreement with the API manufacturer to act as our new source of Vancocin API, and we also entered into an additional manufacturing agreement with OSG Norwich relating to a scaled-up manufacturing process. We commenced purchasing all Vancocin API and finished goods to satisfy our needs from these parties during the second quarter of 2006. However, we cannot assure you that there will be no disruption in the availability of sufficient supply to meet the demand for Vancocin.

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

Our customers for Vancocin include some of the nation’s leading wholesale pharmaceutical distributors. We attempt to monitor wholesaler inventory of our products using a combination of methods, including tracking prescriptions filled at the pharmacy level to determine inventory amounts sold from the wholesalers to their customers. In addition, during the second quarter of 2006, we began receiving inventory data from two of our three largest wholesalers. We do not independently verify this data. However, our estimates of wholesaler inventories may differ significantly from actual inventory levels. We may not be able to continue to receive inventory data from the wholesalers in the future. In the event we are no longer able to receive inventory data from the wholesalers, we will have to rely on other methods of estimating the levels of inventory held by wholesalers which may be less accurate than receiving the data directly from wholesalers. Significant differences between actual and estimated inventory levels may result in excessive inventory production, inadequate supplies of products in distribution channels, insufficient or excess product available at the retail level, and unexpected increases or decreases in orders from our major customers. Forward-buying by wholesalers, for example, may result in significant and unexpected changes in customer orders from quarter to quarter. These changes may cause our revenues to fluctuate significantly from quarter to quarter, and in some cases may cause our operating results for a particular quarter to be below our expectations or projections. If our financial results are below expectations for a particular period, the market price of our securities may drop significantly.

Historically, Vancocin has been subject to limitations on the amount of payment and reimbursement available to patients from third party payors.

Historically, only a portion of the cost of Vancocin prescriptions is paid for or reimbursed by managed care organizations, government and other third-party payors. This reimbursement policy makes Vancocin less attractive, from a net-cost perspective, to patients and, to a lesser degree, prescribing physicians. For example, metronidazole, a drug frequently prescribed for CDAD, is significantly less expensive than Vancocin. If adequate reimbursement levels are not provided for Vancocin, or if reimbursement policies increasingly favor other products, our market share and gross product margins could be negatively affected, as could our overall business and financial condition.

Our long-term success depends upon our ability to develop, receive regulatory approval for and commercialize drug product candidates and if we are not successful, our ability to generate revenues from the commercialization and sale of products resulting from our product candidates will be limited.

All of our drug candidates will require governmental approvals prior to commercialization. We have not completed the development of or received regulatory approval to commercialize any of our existing product candidates. Our failure to develop, receive regulatory approvals for and commercialize our development stage product candidates successfully will prevent us from generating revenues from the sale of products resulting from our product candidates. Our product candidates are in the development stage and may not be shown to be safe or effective. We initiated our phase 3 program for maribavir in September 2006 and our phase 2 program with Wyeth for HCV-796 in October 2006. While our phase 2 data for maribavir and phase 1b data for HCV-796 were positive, these drug product candidates will require significant additional development efforts and regulatory approvals prior to any commercialization. The primary end point for our phase 3 studies with maribavir is different than the end point used in our phase 2 stem cell transplant study. Moreover, we expect to initiate an additional phase 3 study in liver transplant patients, a population that we have never studied. Larger clinical trials will be required in order to achieve regulatory approvals for HCV-796. The results of these additional studies of maribavir and HCV-796 may be inconsistent with the results from previous studies and may not support further clinical development. We cannot be certain that our efforts and the efforts of our partners in this regard will lead to commercially viable products. Negative, inconclusive or inconsistent clinical trial results could prevent regulatory approval, increase the cost and timing of regulatory approval, cause us to perform additional studies or to file for a narrower indication than planned. We do not know what the final cost to manufacture product candidates in commercial quantities will be, or the dose required to treat patients and, consequently, what the total cost of goods for a treatment regimen will be.

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

The rate of completion of clinical trials depends upon many factors, including the rates of initiation of clinical sites and enrollment of patients. For example, our enrollment of patients in our phase 2 clinical trial for maribavir was impacted by our ability to identify and successfully recruit a sufficient number of patients who have undergone allogeneic hematopoietic stem cell/bone marrow transplantation. Our phase 3 studies for maribavir will require substantially more clinical sites and patients than were required for the phase 2 studies, and many of these clinical sites and patients are expected to be in Europe. We do not have extensive experience in executing clinical trials in Europe. We also expect to initiate a second phase 3 study of maribavir in solid organ transplant patients. We have never conducted clinical studies in this population. If we are unable to initiate a sufficient number of clinical sites and accrue sufficient clinical patients who are eligible to participate in the trials during the appropriate period, we may need to delay our clinical trials and incur significant additional costs. In addition, the FDA, Independent Safety Monitoring Boards or Institutional Review Boards may require us to delay, restrict, or discontinue our clinical trials on various grounds, including a finding that the subjects or patients are being exposed to an unacceptable health risk. We expect to submit a NDA filing in 2009 for maribavir. However, we may be unable to submit a NDA to the FDA for our product candidates within the timeframe we currently expect. Once a NDA is submitted, it must be approved by the FDA before we can commercialize the product described in the application. The cost of human clinical trials varies dramatically based on a number of factors, including:

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

Even after regulatory approval is received, as with Vancocin, if we fail to comply with regulatory requirements, or if we experience unanticipated problems with our approved products, our products could be subject to restrictions or withdrawal from the market.

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

There are products already marketed by F. Hoffman La-Roche, AstraZeneca and Gilead Sciences Inc. for the prevention and treatment of CMV and Schering-Plough and F. Hoffman La-Roche for the treatment of HCV. We are aware of a number of other companies which have compounds in various stages of clinical development for the treatment of HCV. Developments by these or other entities may render our product candidates non-competitive or obsolete. Furthermore, many of our competitors are more experienced than we are in drug development and commercialization, obtaining regulatory approvals and product manufacturing and marketing. Accordingly, our competitors may succeed in obtaining regulatory approval for products more rapidly and more effectively than we do for our product candidates. Competitors may succeed in developing products that are more effective and less costly than any that we develop and also may prove to be more successful in the manufacturing and marketing of products.

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

In order to continue to expand our business and sustain our revenue growth, we will need to acquire additional marketed products or product candidates in clinical development through in-licensing or the acquisitions of businesses that we believe are a strategic fit with us. We may not be able to in-license or acquire suitable products at an acceptable price or at all. In addition, engaging in any in-licensing or acquisitions will incur a variety of costs, and we may never realize the anticipated benefits of any such in-license or acquisition.

As part of our long-term strategy and in order to sustain our revenue growth, we intend to seek to acquire or in-license additional products or product candidates in clinical development to treat the patient population targeted by Vancocin and our current product candidates, or products / product candidates in clinical development to treat other diseases for which patients are treated by physician specialists or in hospital settings. Even if we are able to locate products, product candidates in clinical development or businesses that fit within our strategic focus, we cannot assure you that we will be able to negotiate agreements to acquire or in-license such additional products or product candidates in clinical development on acceptable terms or at all. Further, if we acquire a product, product candidates in clinical development or business, the process of integrating the acquired product, product candidates in clinical development or business may result in unforeseen operating difficulties and expenditures and may divert significant management attention from our ongoing business operations. Moreover, we may fail to realize the anticipated benefits for a variety of reasons, such as an acquired product candidate proving to not be safe or effective in later clinical trials. We may fund any future acquisition by issuing equity or debt securities, which could dilute the ownership percentages of our existing stockholders. Acquisition efforts can consume significant management attention and require substantial expenditures, which could detract from our other programs. In addition, we may devote resources to potential acquisitions that are never completed.

We cannot assure you that an acquired product, product candidates in clinical development or business will have the intended effect of helping us to sustain our revenue growth. If we are unable to do so, our business could be materially adversely affected.

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

We currently have a limited marketing staff and no sales staff. As a result of our acquisition of Vancocin, we established a small group of regional medical scientists and commenced medical education programs. The development of a marketing and sales capability for our marketed product, product candidates in clinical development, or for products that we may acquire if we are successful in our business development efforts, could require significant expenditures, management resources and time. We may be unable to build a marketing and sales capability, the cost of establishing such a marketing and sales capability may exceed any product revenues, and our marketing and sales efforts may be unsuccessful. We may not be able to find a suitable sales and marketing partner for our other product candidates. If we are unable to successfully establish a sales and marketing capability in a timely manner or find suitable sales and marketing partners, our business and results of operations will be harmed. Even if we are able to develop a sales force or find a suitable marketing partner, we may not successfully penetrate the markets for any of our proposed products.

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

We have a history of losses prior to 2005 and our continued profitability is uncertain.

Prior to 2005 we had incurred losses in each year since our inception in 1994. As of December 31, 2006, we had an accumulated deficit of approximately $96.7 million. We achieved profitability for the fourth quarter ended December 31, 2004 and have maintained profitability in each of the following quarters. Our ability to maintain profitability is dependent on a number of factors, including continued revenues from Vancocin sales, our ability to obtain regulatory approvals for our product candidates, successfully commercializing those product candidates, generating revenues from the sale of products from existing and potential future collaborative agreements, and securing contract manufacturing, distribution and logistics services. We do not know when or if we will acquire additional products to expand further our product portfolio, complete our product development efforts, receive regulatory approval of any of our product candidates or successfully commercialize any approved products. We expect to incur significant additional expenses over several years, and Vancocin’s ability to generate substantial cash flows over this timeframe could be materially and adversely affected by the introduction of effective generic or branded competing products. As a result, we are unable to accurately predict with a significant degree of certainty whether we will be able to maintain profitability and if not, the extent of any future losses or the time required to regain profitability, if at all.

Our strategic plan may not achieve the intended results.

In January 2004 we made the strategic decision to focus on development of later stage opportunities by expanding our product portfolio through the acquisition of complementary clinical development stage or commercial product opportunities as a means to accelerate our path toward becoming a profitable pharmaceutical company. As a result of this strategic decision, we substantially discontinued our early stage activities, including discovery research and most internal preclinical development activities. Our restructuring efforts have placed and may continue to place a significant strain on our managerial, operational, financial and other resources.

We may not be successful in executing our strategy. We may not be able to in-license or acquire suitable products at an acceptable price or at all. In addition, engaging in any in-licensing or acquisitions will incur a variety of costs, and we may never realize the anticipated benefits of any such in-license or acquisition. We may need additional financing in order to acquire additional new products or product candidates. We may not have sufficient resources to execute our plans, and our actual expenses over the periods described in this report may vary.

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

The pharmaceutical industry places considerable importance on obtaining patent and trade secret protection for new technologies, products and processes. Our success depends, in part, on our ability to develop and maintain a strong patent position for our products and technologies in clinical development, both in the U.S. and in other countries. Litigation or other legal proceedings may be necessary to defend against claims of infringement, to enforce our patents, or to protect our trade secrets, and could result in substantial cost to us and diversion of our efforts. We intend to file applications as appropriate for patents describing the composition of matter of our drug candidates, the proprietary processes for producing such compositions, and the uses of our drug candidates. We own three issued U.S. patents, one non-U.S. patents and have a number of pending U.S. patent applications, some of which we co-own with collaborators. We also have filed international, regional and non-U.S. national patent applications in order to pursue patent protection in major foreign countries.

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

We are highly dependent upon qualified scientific, technical and managerial personnel, including our President and CEO, Michel de Rosen, our Vice President, Chief Operating Officer and Chief Financial Officer, Vincent J. Milano, our Vice President and Chief Scientific Officer, Colin Broom, and our Vice President and Chief Commercial Officer, Daniel Soland. Our ability to grow and expand into new areas and activities will require additional expertise and the addition of new qualified personnel. There is intense competition for qualified personnel in the pharmaceutical field. Therefore, we may not be able to attract and retain the qualified personnel necessary for the development of our business. Furthermore, we have not entered into non-competition agreements or employment agreements with our key employees. The loss of the services of existing personnel, as well as the failure to recruit additional key scientific, technical and managerial personnel in a timely manner, would harm our development programs, and our ability to manage day-to-day operations, attract collaboration partners, attract and retain other employees and generate revenues. We do not maintain key man life insurance on any of our employees.

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

We currently maintain product liability insurance in connection with our clinical development programs and marketing of Vancocin. We may not be able to obtain or maintain adequate protection against potential liabilities arising from clinical development or product sales. If we are unable to obtain sufficient levels of insurance at acceptable cost or otherwise protect against potential product liability claims, we will be exposed to product liability claims. A successful product liability claim in excess of our insurance coverage could harm our financial condition, results of operations, liquidity and prevent or interfere with our product commercialization efforts. In addition, any successful claim may prevent us from obtaining adequate product liability insurance in the future on commercially desirable terms. Even if a claim is not successful, defending such a claim may be time-consuming and expensive.

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

Our stock price, like the market price of the stock of other pharmaceutical companies, has been volatile. For example, during the year ended December 31, 2006, the market price for our common stock fluctuated between $7.07 and $23.44 per share. The following factors, among others, could have a significant impact on the market for our common stock:

•	period to period fluctuations in sales of Vancocin;

•	approvals of generic products that compete with Vancocin;

•	results of clinical trials with respect to our product candidates in development or those of our competitors;

•	developments with our collaborators;

•	announcements of technological innovations or new products by our competitors;

•	litigation or public concern relating to our products or our competitors’ products;

•	developments in patent or other proprietary rights of ours or our competitors (including related litigation);

•	any other future announcements concerning us or our competitors;

•	any announcement regarding our acquisition of product candidates or entities;

•	future announcements concerning our industry;

•	governmental regulation;

•	actions or decisions by the SEC, the FDA or other regulatory agencies;

•	changes or announcements of changes in reimbursement policies;

•	period to period fluctuations in our operating results, including changes in accounting estimates;

•	our cash and cash equivalents balances;

•	changes in our capital structure;

•	changes in estimates of our performance by securities analysts;

•	market conditions applicable to our business sector; and

•	general market conditions.

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

As of December 31, 2006 we had outstanding options to purchase 2,723,474 shares of our common stock at a weighted average exercise price of $8.37 per share (1,032,550 of which have not yet vested) issued to employees, directors and consultants pursuant to our 1995 Stock Option and Restricted Share Plan, outstanding options to purchase 1,120,700 shares of our common stock at a weighted average exercise price of $14.28 per share (1,111,450 of which have not yet vested) issued to employees, directors and consultants pursuant to our 2005 Stock Option and Restricted Share Plan and outstanding options to purchase 75,248 shares of our common stock at a weighted average exercise price of $1.43 per share (60,626 of which have not yet vested) to non-executive employees pursuant to our 2001 Equity Incentive Plan. In order to attract and retain key personnel, we may issue additional securities, including stock options, restricted stock grants and shares of common stock, in connection with our employee benefit plans, or may lower the price of existing stock options. Sale, or the availability for sale, of substantial amounts of common stock by our existing stockholders pursuant to an effective registration statement or under Rule 144, through the exercise of registration rights or the issuance of shares of common stock upon the exercise of stock options or warrants, or the perception that such sales or issuances could occur, could adversely affect the prevailing market prices for our common stock.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

At December 31, 2006, we leased 33,000 square feet in a facility located in Exton, Pennsylvania for our corporate and development activities under an operating lease expiring in 2017. On December 22, 2006, we entered into an agreement to purchase the facility for $7.65 million, which was funded from our available cash. On January 30, 2007, the purchase was finalized and we terminated the operating lease.

ITEM 3.	LEGAL PROCEEDINGS

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is traded on the Global Market segment of The NASDAQ Stock Market under the symbol “VPHM.” We commenced trading on The NASDAQ Stock Market on November 19, 1996. The following table sets forth the high and low sale prices as quoted on The NASDAQ Stock Market for each quarter of 2005 and 2006 and through February 23, 2007.

	High	Low
Year ended December 31, 2005
First Quarter	$3.49	$2.15
Second Quarter	$7.37	$1.67
Third Quarter	$21.35	$6.57
Fourth Quarter	$24.36	$15.56

Year ended December 31, 2006
First Quarter	$23.44	$9.70
Second Quarter	$12.83	$7.69
Third Quarter	$12.90	$7.07
Fourth Quarter	$15.68	$11.22

First Quarter 2007 (through February 23, 2007)	$18.39	$13.90

Holders and Dividends

There were approximately 679 record holders of our common stock as of February 23, 2007. We have never declared or paid any cash dividends on our common stock. We have declared and paid dividends in the past on our previously outstanding series A convertible participating preferred stock. As of February 23, 2007, we had no shares of preferred stock outstanding. Any future determination to pay dividends will be at the discretion of our board of directors and will be dependent on then existing conditions, including our financial condition, results of operations, contractual restrictions, capital requirements, business and other factors our board of directors deems relevant.

ITEM 6.	SELECTED FINANCIAL DATA

The selected financial data presented below under the caption “Consolidated Statement of Operations Data” for the years ended December 31, 2006, 2005, 2004, 2003 and 2002 and under the caption “Consolidated Balance Sheet Data” as of December 31, 2006, 2005, 2004, 2003 and 2002 are derived from our consolidated financial statements which have been audited. The data set forth below should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations, the Consolidated Financial Statements and the notes thereto and the other financial information included elsewhere in this Report.

In November 2004, we acquired all rights in the U.S. and its territories to manufacture market and sell Vancocin, as well as rights to certain related vancomycin products, from Eli Lilly and Company (“Lilly”). See Note 10 of the Consolidated Financial Statements.

	Year Ended December 31,
	2006	2005	2004	2003	2002
(in thousands, except per share amounts)
Consolidated Statement of Operations Data:
Net product sales	$166,617	$125,853	$8,348	$—	$—
Total revenues	167,181	132,417	22,389	1,612	5,537
Operating expenses:
Cost of sales	18,984	18,029	1,717	—	—
Research and development	19,162	10,610	16,388	23,043	39,823
Marketing, general and administrative	24,560	10,475	15,643	9,035	14,626
Intangible amortization and acquisition of technology rights	5,669	5,158	650	3,500	—

Total operating expenses	68,375	44,272	34,398	35,578	54,449

Operating income (loss)	98,806	88,145	(12,009)	(33,966)	(48,912)
Interest income	9,853	2,008	1,080	1,829	5,429
Interest expense	686	11,304	10,320	8,438	11,034
Income tax expense (benefit)	41,862	(37,805)	—	—	—
Net income (loss) from continuing operations	$66,666	$113,705	$(19,534)	$(36,942)	$(26,623)
Net income (loss) per share from continuing operations:
Basic	$0.97	$2.56	$(0.73)	$(1.43)	$(1.11)
Diluted	$0.95	$2.02	$(0.73)	$(1.43)	$(1.11)
Shares used in computing net income (loss) from continuing operations per share:
Basic	68,990	44,334	26,578	25,916	23,953
Diluted	70,338	57,610	26,578	25,916	23,953

	As of December 31,
	2006	2005	2004	2003	2002
Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments(1)	$255,409	$233,413	$44,210	$121,148	$158,282
Working capital	266,443	166,666	42,918	113,096	152,772
Total assets	429,694	435,525	178,360	133,458	173,531
Long-term debt(2)	—	—	190,400	127,900	134,908
Total stockholders’ equity (deficit)	411,899	326,977	(26,138)	(7,509)	27,811

(1)	Cash, cash equivalents and short-term investments includes $9.0 million in restricted cash at December 31, 2004, which became unrestricted in 2005.
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

The Company has never paid dividends on its common stock.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Background

We are a biopharmaceutical company dedicated to the development and commercialization of products that address serious infectious diseases, with a focus on products used by physician specialists or in hospital settings. We intend to grow through sales of our marketed product, Vancocin® HCl capsules, through the continued development of our product pipeline and through potential acquisition or licensing of products or acquisition of companies

We have one marketed product and multiple product candidates in development. We market and sell Vancocin® HCl capsules, the oral capsule formulation of vancomycin hydrochloride, in the U.S. and its territories. Vancocin is a potent antibiotic approved by the U.S. Food and Drug Administration, or FDA, to treat antibiotic-associated pseudomembranous colitis caused by Clostridium difficile, or C. difficile, and enterocolitis caused by S. aureus, including methicillin-resistant strains. We are developing maribavir for the prevention and treatment of cytomegalovirus, or CMV, disease, and HCV-796 for the treatment of hepatitis C virus, or HCV, infection. We have licensed the U.S. and Canadian rights for a third product candidate, an intranasal formulation of pleconaril, to Schering-Plough for the treatment of picornavirus infections.

We intend to continue to evaluate in-licensing or other means of acquiring products in clinical development, and marketed products, in order to expand our current portfolio. Such products may be intended to treat, or are currently used to treat, the patient populations treated by physician specialists or in hospital settings.

While we were profitable from operations in both 2006 and 2005, prior to the 2004 acquisition of Vancocin, our first commercial product, we incurred historical losses. Historical losses resulted principally from costs incurred in research and development activities, write-off of acquired technology rights, general and administrative expenses, interest payments on our outstanding debt and sales and marketing expenses.

Executive Summary

During 2006, we experienced the following:

Business Activities

CMV:

•	Presented positive results from a phase 2 study of maribavir for the prevention of CMV infection in patients undergoing bone marrow/stem cell transplantation.

•	Initiated dosing in a phase 3 clinical trial of maribavir for the prevention of CMV disease in patients undergoing bone marrow/stem cell transplantation.

HCV (with our partner Wyeth):

•	Completed enrollment and presented positive preliminary data from a phase 1b study that demonstrated the anti-viral activity of HCV-796 when dosed in combination with pegylated interferon.

•	Began dosing in a phase 2 study of HCV-796 in combination with pegylated interferon and ribavirin.

Vancocin:

•	Finalized the qualification of OSG Norwich to manufacture Vancocin finished product and gained approval of our third-party manufacturing supply chain in the second quarter.

•

Purchased all of our finished goods inventory using our third-party manufacturer beginning in the third quarter, as we fully transitioned all Vancocin manufacturing to our third party manufacturing supply chain.

•

Learned of change by the FDA’s Office of Generic Drugs, Center for Drug Evaluation and Research ("OGD") on the approach regarding the conditions that must be met in order for a generic drug applicant to request a waiver of in vivo bioequivalence testing for vancomycin hydrochloride capsules. We are vigorously opposing this attempt by the OGD to change the approach towards making bioequivalence decisions for copies of Vancocin.

Operating Results

•	Increased working capital by $99.8 million to $266.4 million.

•	Increased net sales to $166.6 million, primarily resulting from price increases.

•

Utilized Vancocin finished goods manufactured pursuant to the November 2005 amendment to our manufacturing agreement with Lilly, resulting in a lower gross product margin in the first half of the year.

•	Averaged approximately 89% gross product margin rate for Vancocin for the full year.

•	Increased development costs as we supported the progress of our CMV and HCV programs.

•	Increased legal and consulting costs as we opposed OGD’s attempt to change the bioequivalence requirements for generic copies of Vancocin.

Liquidity

•	Generated net cash from operating activities of $95.0 million.

•	Increased cash and cash equivalents and short-term investments to $255.4 million.

•	Eliminated debt principal of $78.9 million through redemption of the last of our subordinated convertible notes.

•	Received $10 million from Wyeth for the purchase of common stock as we achieved an HCV “proof of concept” milestone.

During 2007 and going forward, we expect to face a number of challenges, which include the following:

The commercial sale of approved pharmaceutical products is subject to risks and uncertainties. There can be no assurance that future Vancocin sales will meet or exceed the historical rate of sales for the product, for reasons that include, but are not limited to, generic and non-generic competition for Vancocin and/or changes in prescribing habits or disease incidence. Additionally, period over period fluctuations in net product sales are expected to occur as a result of wholesaler buying decisions or disease incidence.

We cannot assure you that generic competitors will not take advantage of the absence of patent protection for Vancocin to attempt to develop a competing product. We are not able to predict the time period in which a generic drug may enter the market. On March 17, 2006, we learned that the OGD changed its approach regarding the conditions that must be met in order for a generic drug applicant to request a waiver of in-vivo bioequivalence testing for copies of Vancocin. We are opposing this attempt. However, in the event this change in approach remains in effect, the time period in which a generic competitor may enter the market would be reduced and multiple generics may enter the market, which would materially impact our operating results, cash flows and asset valuations.

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

The outcome of our clinical development programs are subject to considerable uncertainties. We cannot be certain that we will be successful in developing and ultimately commercializing any of our product candidates in the timeframes that we expect, or at all.

We can not assure you that our current cash, cash equivalents and short-term investments or cash flows from Vancocin sales will be sufficient to fund all of our ongoing development and operational costs over the next several years, that planned clinical trials can be initiated, or that planned or ongoing clinical trials can be successfully concluded or concluded in accordance with our anticipated schedule and costs. Moreover, the results of our business development efforts could require considerable investments.

Our actual results could differ materially from those results expressed in, or implied by, our expectations and assumption described in this Annual Report on Form 10-K. Please also see our discussion of the “Risk Factors” in Item 1A, which describe other important matters relating our business.

Results of Operations

Years ended December 31, 2006 and 2005

(in thousands)	For the year ended December 31,
	2006	2005
Net product sales	$166,617	$125,853
Total revenues	$167,181	$132,417
Gross product margin	$147,633	$107,824
Operating income	$98,806	$88,145
Net income	$66,666	$113,705
Net income per share:
Basic	$0.97	$2.56
Diluted	$0.95	$2.02

The decrease in net income for 2006 resulted from the $79.7 million change in income tax from a benefit in 2005 to a $41.9 million expense in 2006. The increase in operating income resulted from increased gross margin, offset by the increased costs to support Vancocin and our CMV and HCV development programs. The year ended December 31, 2006 includes $5.0 million share-based compensation expense and $2.3 million of costs associated with our opposition to the OGD’s change in approach. Additionally, 2005 included $6.0 million of license fee revenue.

Revenues

Revenues consisted of the following:

(in thousands)	For the year end December 31,
	2006	2005
Net product sales	$166,617	$125,853
License fees and milestones revenues	564	6,564

Total revenues	$167,181	$132,417

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

During the year ended December 31, 2006, net sales of Vancocin increased 32.4% compared to the same period in 2005 primarily due to the impact of price increases during 2006 and 2005. We believe, based upon data reported by IMS Health Incorporated, that prescriptions during the year ended December 31, 2006 exceeded prescriptions in the 2005 period by 23.2%. Our comparative period is also impacted by a decrease in wholesalers’ inventory levels during in the first four months of 2006, as compared to the 2005 period where wholesalers’ inventory levels increased.

Approximately 92% of our sales are to three wholesalers. Vancocin product sales are influenced by prescriptions and wholesaler forecasts of prescription demand, which could be at different levels from period to period. During the second quarter of 2006, we began receiving inventory data from two of our three largest wholesalers. We do not independently verify this data. Based on this inventory data, we believe as of December 31, 2006, the wholesalers did not have excess channel inventory.

Revenue—License fee and milestone revenues

License fee and milestone revenues primarily include the following:

•	In 2005, the sale of inventory for $6.0 million pursuant to the terms of our license agreement with Schering-Plough for intranasal pleconaril.

•	In both 2006 and 2005, amortization of approximately $0.6 million related to payments received under our agreement with Wyeth.

Our license fee and milestone revenues result from collaborations of development-stage products and currently vary greatly from period to period. See “Liquidity, Operating Cash Inflows” for additional information.

Cost of sales and gross product margin

	December 31,
	2006	2005
Net product sales	$166,617	$125,853
Cost of sales	18,984	18,029

Gross product margin	$147,633	$107,824

Vancocin cost of sales includes the cost of materials and distribution costs. Our gross product margin rate (net product sales less cost of sales as a percent of net product sales) for Vancocin increased in the year ended December 31, 2006 to 88.6% from 85.7% in the same period in 2005. This increase primarily results from the sale of units manufactured by OSG Norwich, which carry a lower inventory cost. As part of our November 2005 amendment of our manufacturing agreement with Lilly, we increased the amount of Vancocin that Lilly supplied to us, which increased our cost of sales in the first half of 2006 by $4.4 million, as specific units were sold.

During the second half of 2006, all of the finished product we purchased was produced by OSG Norwich. As of June 30, 2006, Lilly no longer manufactured finished product for us because our third-party manufacturing supply chain was approved in the second quarter of 2006 and in July 2006, we began receiving regular shipments of product produced by OSG Norwich. Our finished product that was sold in the second half of 2006 included product produced by both Lilly and OSG Norwich. As such, our gross product margin began to steadily improve during the second half of 2006.

Since units are shipped based upon earliest expiration date, our actual margins will be impacted by the cost associated with the specific units that are sold. Additionally, we may experience fluctuations in quarterly manufacturing yields and if this occurs, we would expect the cost of product sales of Vancocin, and accordingly, gross product margin percentage, to fluctuate from quarter to quarter. Further, if we enter into fee-for-service or inventory management agreements with wholesalers in future periods, the fees would negatively impact our gross product margins.

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

Research and development expenses were divided between our research and development programs in the following manner:

	For the years ended December 31,
(in thousands)	2006	2005
Direct—Core programs
CMV	$10,496	$4,817
HCV	753	90
Vancocin / C. difficile	794	236
Direct—Non-core programs
Common cold	28	13
Indirect
Development	7,091	5,454

Total	$19,162	$10,610

Direct Expenses—Core Development Programs

Related to our CMV program, during the year 2006 we concluded analysis of data from our phase 2 clinical trial with maribavir, which demonstrated that maribavir significantly reduces CMV reactivation in patients who had undergone allogeneic stem cell transplantation. We initiated dosing in a phase 3 study of maribavir in the prevention of CMV disease in allogeneic stem cell transplantation and continued conducting and analyzing data from various phase 1 clinical trials. We are also preparing for a second phase 3 study of maribavir in solid organ transplant patients. Included in the CMV expenses in 2006 is $3.0 million related to a milestone payment due to GlaxoSmithKline associated with the initiation of the phase 3 study of maribavir, which was paid in February 2007. In 2005, we were conducting one phase 2 clinical study, completing enrollment for the phase 2 clinical trial in November 2005, and were conducting or analyzing data from various phase 1 clinical trials with maribavir.

Related to our HCV program, costs in 2006 primarily represent those paid to Wyeth in connection with our cost-sharing arrangement related to discovery for screening compounds against HCV. In addition, in accordance with our cost-sharing arrangement, during the year 2006, we conducted a phase 1b clinical trial which demonstrated the antiviral activity of HCV-796 in combination with pegylated interferon, and we began dosing in a phase 2 study of HCV-796. During 2005, we initiated phase 1 clinical trials with HCV-796. Wyeth pays a substantial portion of the collaboration’s predevelopment and development expenses. In addition, during the quarter ended March 31, 2005, we halted development on our former HCV lead product candidate, HCV-086.

Related to our Vancocin/C. difficile program, costs in 2006 related to research and development activities, including costs related to non-toxigenic strains of C. difficile.

Direct Expenses—Non-core Development Programs

We incurred minimal direct costs related to our common cold program licensed to Schering-Plough.

Indirect Expenses

These costs primarily relate to the compensation of and overhead attributable to our development team, which increased in 2006 to support our advancements in development programs.

Marketing, general and administrative expenses

Marketing, general and administrative (MG&A) expenses increased $14.1 million in 2006 to $24.6 million from $10.5 million in 2005. The largest contributors to this increase were share-based compensation expense ($3.8 million), general legal and consulting costs ($2.7 million) and medical education costs ($2.1 million). Other contributors included corporate franchise taxes, business development costs and commercial related expenses, which collectively increased by $3.5 million. Legal and consulting costs for the year ended December 31, 2006 include $2.3 million of costs beginning in March 2006 related to our opposition to the attempt by the OGD regarding the conditions that must be met in order for a generic drug application to request a waiver of in-vivo bioequivalence testing for copies of Vancocin. We anticipate that these additional legal and consulting costs will continue at this level, or possibly higher, in future periods as we continue this opposition.

Intangible amortization and acquisition of technology rights

Intangible amortization is the result of the Vancocin product rights acquisition in the fourth quarter of 2004. Additionally, as described in our agreement with Lilly, to the extent that we incur an obligation to Lilly for additional payments on Vancocin sales, we have contingent consideration. We record the obligation as an adjustment to the carrying amount of the related intangible asset and a cumulative adjustment to the intangible amortization upon achievement of the related sales milestones. Contingent consideration and Lilly related additional payments are more fully described in Note 6 of the Consolidated Financial Statements.

Intangible amortization for the years ended December 31, 2006 and 2005 were comparable at $5.7 million and $5.2 million respectively. The comparatives are impacted by cumulative adjustments, which were $0.4 million in 2006 and $0.3 million in 2005.

In March 2006, as a result of OGD’s change in approach relating to generic bioequivalence determinations, we reviewed the value of the intangible asset and concluded that there was no impairment of the carrying value of the intangible assets or change to the useful lives as estimated at the acquisition date. Additionally, on an ongoing periodic basis, we evaluate the useful life of these intangible assets and determine if any economic, governmental or regulatory event has modified their estimated useful lives. This evaluation did not result in a change the life of the intangible assets during the year ended December 31, 2006. We will continue to monitor the actions of the OGD and consider the effects of our opposition efforts and the announcements by generic competitors or other adverse events for additional impairment indicators and we will reevaluate the expected cash flows and fair value of our Vancocin-related assets, as well as estimated useful lives, at such time.

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

Gain on sale of short term investments

During 2006, we sold our marketable securities investment in SIGA Technologies, Inc. for a gain of $1.7 million.

Net (loss) gain on bond redemption

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

In 2005, we recorded a $1.1 million net gain on the repurchase of $49.0 million of subordinated convertible notes for $47.6 million. The net gain is comprised of the gross gain of $1.4 million less the write-off of $0.3 million of deferred finance costs.

Interest Income

Interest income for the years ended December 31, 2006 and 2005 was $9.9 million and $2.0 million, respectively. Interest income increased due to an increase in investments, principally related to the cash received from the issuance of common stock in our December 2005 public offering, $10 million related to the sale of equity to Wyeth, and cash inflows from operating activities, and higher rates of return in 2006 as compared to 2005.

Interest Expense

(in thousands)	For the year ended December 31,
	2006	2005
Interest expense on 6% subordinated convertible notes	$790	$6,150
Interest expense on 10% senior notes	—	330
Interest expense on 6% senior convertible notes	—	1,635
Amortization and write-offs of finance costs	75	981
Amortization of debt discount	—	697
Beneficial conversion feature	(179)	1,489
Other interest	—	22

Total interest expense	$686	$11,304

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

Income Tax Expense

Our effective income tax rate was 38.6% and benefit of 49.8% for the years ended December 31, 2006 and 2005, respectively. The 2005 income tax amounts are not comparable to 2006 as we released a portion of our valuation allowance to establish deferred tax assets in 2005. In addition to federal and state income tax at statutory rates and the effects of various permanent differences included in all periods for which income tax expense is reported, our income tax expense of $41.9 million for the year ended December 31, 2006 also includes the impact of provision to return adjustments and the impact of adjustments to state apportionment rates. We currently anticipate an effective tax rate of 38.1% for the year ended December 31, 2007. However, this may be reduced due to the orphan drug designation for maribavir received in February 2007.

Years ended December 31, 2005 and 2004

(in thousands)	For the years ended December 31,
	2005	2004
Net product sales	$125,853	$8,348
Total revenues	$132,417	$22,389
Gross margin	$107,824	$6,631
Operating income (loss)	$88,145	$(12,009)
Net income (loss)	$113,705	$(19,534)
Net income (loss) per share:
Basic	$2.56	$(0.73)
Diluted	$2.02	$(0.73)

The improvement in net operating results of $133.2 million was due primarily to gross product margin (net product sales less cost of sales) provided by Vancocin net product sales represented above, and the income tax benefit of releasing a portion of our valuation allowance to establish deferred tax assets. Operating results in 2005 were also impacted by $6.0 million in revenue from the sale of inventory to Schering-Plough pursuant to our 2004 license agreement, while 2004 includes $12.5 million in revenue from Schering-Plough agreements. The net loss in 2004 also includes $9.2 million of costs related to our January 2004 restructuring.

Revenues

Revenues consisted of the following:

(in thousands)	For the years ended December 31,
	2005	2004
Net product sales	$125,853	$8,348
License fees and milestones revenues	6,564	13,070
Grant and other revenues	—	971

Total revenues	$132,417	$22,389

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

During 2004 and a portion of the quarter ended March 31, 2005, Vancocin was sold under our transition services agreement with Lilly, who was our only customer during the transition period. The transition agreement was terminated in January 2005, and upon the termination, we began selling directly to wholesalers. Approximately 95% of our sales are to three wholesalers. Vancocin product sales are influenced by prescriptions and wholesaler forecasts of prescription demand, which could be at different levels from period to period. As of December 31, 2005, we reviewed net sales under our revenue recognition policy and no deferrals were necessary. This review also resulted in our determination that the estimated inventory held at the end of December 2005 by the three largest wholesalers, although increased from September 2005, was within a normal range for Vancocin.

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

Cost of sales and gross product margin

(in thousands)	For the years ended December 31,
	2005	2004
Net product sales	$125,853	$8,348
Cost of sales	18,029	1,717

Gross product margin	$107,824	$6,631

Vancocin cost of sales includes the cost of materials and distribution costs. Our gross product margin rate (net product sales less cost of sales as a percent of net product sales) for Vancocin increased in 2005 to 85.7% from 79.4% in 2004, which was primarily the result of our price increases announced in December 2004, March 2005 and August 2005.

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

Research and development expenses were divided between our research and development programs in the following manner:

	For the years ended December 31,
(in thousands)	2005	2004
Direct—Core programs
CMV	$4,817	$3,207
HCV	90	1,317
Vancocin / C. difficile	236	—
Direct—Non-core programs
Common cold	13	106
Indirect
Development	5,454	8,239
Discovery research	—	3,519

Total	$10,610	$16,388

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

Indirect Expenses

The decrease in expenses related to indirect development activities was due primarily to the reduction of headcount and costs that resulted from our January 2004 restructuring.

We had no discovery research costs in 2005 as we exited these activities in our January 2004 restructuring. In 2004, our indirect expenses related to our discovery research activities also included $1.8 million in costs related to our January 2004 restructuring.

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

Interest Expense

(in thousands)	For the years ended December 31,
	2005	2004
Interest expense on 6% subordinated converible notes	$6,150	$7,657
Interest expense on 10% senior notes	330	1,267
Interest expense on 6% senior convertible notes	1,635	—
Amortization of finance costs	981	1,369
Amortization of debt discount	697	—
Beneficial conversion feature	1,489	—
Other interest	22	27

Total interest expense	$11,304	$10,320

Interest expense on notes includes interest on all our notes outstanding and decreased over 2004 due to varying principal amounts outstanding during the periods. Amortization of finance costs and debt discount in 2005 relates primarily to the senior convertible notes issued in January and April 2005, which were fully converted to common stock during the year, and in 2004 relates primarily to the senior notes issued in October 2004. The beneficial conversion feature related to the automatic conversions of the senior convertible notes in

June and July 2005 and is the result of the fair value of the shares of common stock on the commitment date exceeding the stock value as defined by the auto-conversion provisions. See Note 9 of the Consolidated Financial Statements regarding the automatic conversion.

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

Liquidity

We expect that our near term sources of revenue will arise from Vancocin product sales and milestone and license fee payments that we may receive from Wyeth and Schering-Plough if agreed upon events under our agreements with each of these companies are achieved. However, we cannot predict what the actual sales of Vancocin will be in the future, the outcome of our effort to oppose the OGD’s approach to bioequivalence determinations for generic copies of Vancocin is uncertain, and there are no assurances that the events that require payments to us under the Wyeth and Schering-Plough arrangements will be achieved. In addition, there are no assurances that demand for Vancocin will continue at historical or current levels.

Our ability to generate positive cash flow is also impacted by the timing of anticipated events in our CMV and HCV programs, including results from clinical trials, the results of our product development efforts, and variations from our estimate of future direct and indirect expenses.

While we anticipate that cash flows from Vancocin, as well as our current cash, cash equivalents and short-term investments, should allow us to fund substantially all of our ongoing development and other operating costs, we may need additional financing in order to expand our product portfolio. At December 31, 2006, we had cash, cash equivalents and short-term investments of $255.4 million. At December 31, 2006, the annualized weighted average nominal interest rate on our short-term investments was 5.26%.

Overall Cash Flows

During the year ended December 31, 2006, we generated $95.0 million of net cash from operating activities, primarily from the cash contribution of Vancocin, which includes the impact on net income and decreases in inventory (as result of lower per unit costs, as more fully described in Note 4 to the Consolidated Financial Statements) and accounts receivable. Partially offsetting these cash contributions is the impact of decreases in accounts payable and accrued expenses. We also used $209.0 million of cash for investing activities, as we purchased short-term investments. Our net cash used in financing activities for the year ended December 31, 2006 was $66.7 million, primarily from the March 2006 redemption of the subordinated convertible notes for $79.6 million, which was partially offset by the $10.0 million purchase of common stock by Wyeth in the third quarter of 2006 related to a milestone.

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

Core Development Programs

CMV program—From the date we in-licensed maribavir through December 31, 2006, we paid $19.1 million of direct costs in connection with this program, including the acquisition fee of $3.5 million paid to GSK for the rights to maribavir in September 2003.

During 2007, we expect maribavir-related activities to include continued recruitment into the ongoing phase 3 study in patients undergoing allogeneic stem cell transplant, as well as initiation of a phase 3 study in patients who have received a liver transplant. We will also continue to conduct phase 1 clinical pharmacology studies to support the overall clinical development program. Based on the execution of phase 3 clinical development studies, we expect our expenses in 2007 for the CMV program to be substantially higher than in 2006. We are solely responsible for the cost of developing our CMV product candidate.

Should we achieve certain product development events, we are obligated to make certain milestone payments to GSK, the licensor of maribavir. The $3.0 million milestone related to the initiation of the phase 3 study occurred in the third quarter of 2006, was accrued as of December 31, 2006 and was paid in February 2007. Therefore, it is excluded from the $19.1 million described above.

HCV program—From the date that we commenced predevelopment activities for compounds in this program that are currently active through December 31, 2006, we paid $2.8 million in direct expenses for the predevelopment and development activities relating to such compounds. These costs are net of contractual cost sharing arrangements between Wyeth and us. Wyeth pays a substantial portion of the collaboration’s predevelopment and development expenses.

During 2007, the planned activities for our HCV product candidate, HCV-796, include completion of enrollment in a phase 2 study of HCV-796 when dosed in combination with pegylated interferon and ribavirin. An additional cohort or cohorts may be added to the study at doses higher or lower than the current 500 milligram BID dose to asses the dose/response relationship. Depending on results of this study, Wyeth and we may initiate one or more clinical studies in 2007. We have and expect to continue to conduct studies of HCV-796 in combination with other antiviral compounds. The results of the planned studies, along with other predevelopment activities performed during the year, will significantly impact the timing and amount of expenses we will incur related to this program in future periods. In addition, discussions with the FDA regarding these studies may impact the timing, nature and cost of future planned studies. Additionally, 2007 will continue to include costs associated with discovery activities as Wyeth and we renew some limited preclinical screening activity.

In August 2006, Wyeth and we announced that data indicated that HCV-796 achieved a “proof of concept” milestone under the companies’ agreements. In connection with meeting the proof of concept milestone, Wyeth purchased 981,836 shares of ViroPharma’s common stock for a purchase price of $10.0 million. See Notes 10 and 11 of the Consolidated Financial Statements for additional information. This stock purchase represents the last of three stock purchases outlined in the companies’ agreements. Should we achieve certain additional product development events, Wyeth is required to pay us certain cash milestones pursuant to terms of our collaboration agreement. However, there can be no assurances that we will be successful in achieving these milestones.

Vancocin and C. difficile related—We acquired Vancocin in November 2004 and have spent approximately $0.3 million in direct research and development costs related to Vancocin or on related C. difficile activities since acquisition.

During 2007, we expect our research and development activities in the field of C. difficile to increase significantly, primarily related to our rights to develop non-toxigenic strains of C. difficile for the treatment and prevention of CDAD. Therefore, we expect direct costs to increase above 2006 levels.

Direct Expenses—Non-Core Development Programs

Common Cold—From the date that we commenced predevelopment activities for the intranasal formulation of pleconaril through December 31, 2004, we incurred $1.9 million in direct expenses. We have not incurred any significant direct expenses in connection with this program since 2004, nor will we in the future, as Schering-Plough has assumed responsibility for all future development and commercialization of pleconaril.

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

Business development activities

Through December 31, 2006, we paid an acquisition price of $116.0 million, paid $17.1 million related to additional purchase price consideration tied to product sales (see Note 6 of the Consolidated Financial Statements) and incurred $2.0 million of fees and expenses in connection with the Vancocin acquisition.

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

Debt service requirements

Subordinated Convertible Notes

On March 1, 2006, we redeemed the remaining $78.9 million principal amount of subordinated convertible notes for $79.6 million. This eliminated all long-term debt that was outstanding at December 31, 2005. See Notes 8 and 9 of the Consolidated Financial Statements for additional information regarding our subordinated convertible notes.

Contractual Obligations

Future contractual obligations and commercial commitments at December 31, 2006 are as follows:

(in thousands) Contractual Obligations(1)(2)	Total	1 year or less	2-3 years	4-5 years	More than 5 years
Operating leases(3)	$154	$73	$81	$—	$—

Total	$154	$73	$81	$—	$—

(1)

This table does not include any milestone payments under our agreement with GSK in relation to our in-licensed technology, as the timing and likelihood of such payments are not known and the $3.0 million milestone payable is accrued. Similarly, it does not include any additional payments due to Lilly in connection with the Vancocin acquisition, as the amount and timing of future additional payments are not determinable. Under the terms of the agreement with Lilly, Lilly is entitled to additional payments on net sales of Vancocin through 2011. The additional payments to be paid to Lilly are calculated as follows:

2007	35% payment on net sales between $48-65 million
2008 through 2011	35% payment on net sales between $45-65 million

No additional payments are due to Lilly on sales of Vancocin below or above the sales levels reflected in the above table. We account for purchase price consideration as contingent consideration and will record an adjustment to the carrying amount of the related intangible asset and a cumulative adjustment to the intangible amortization upon achievement of the related sales milestones. Assuming the maximum threshold is met at the end of each year, the cumulative amortization adjustment would be $0.7 million, $1.2 million and $1.4 million in the years ended December 31, 2007, 2008 and 2009, respectively.

In the event we develop any product line extensions, revive discontinued vancomycin product lines (injectable or oral solution), make improvements of existing products, or expand the label to cover new indications, Lilly would receive an additional royalty on net sales on these additional products for a predetermined time period.

(2)

This table does not include various agreements that we have entered into for services with third party vendors, including agreements to conduct clinical trials, to manufacture product candidates, and for consulting and other contracted services due to the cancelable nature of the services. We accrue the costs of these agreements based on estimates of work completed to date. We estimate that approximately $11.0 million will be payable in future periods under arrangements in place at December 31, 2006. Of this amount, approximately $0.7 million has been accrued for work estimated to have been completed as of December 31, 2006 and approximately $10.3 million relates to future performance under these arrangements.

(3)

The table above does not include the operating lease associated with facility lease as it was terminated on January 30, 2007 when we finalized the purchase of the facility for $7.65 million, which was paid in January 2007. However, as of December 31, 2006, we were leasing 33,000 square feet in a facility located in Exton, Pennsylvania for our marketing, development and corporate activities under an operating lease that would have expired in 2017 and had $7.5 million in future rental obligations.

Operating leases represent equipment leases.

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

Our summary of significant accounting policies is described in Note 2 to our Consolidated Financial Statements included in this Form 10-K. However, we consider the following policies and estimates to be the most critical in understanding the more complex judgments that are involved in preparing our consolidated financial statements and that could impact our results of operations, financial position, and cash flows:

•

Product Sales—Product revenue is recorded upon delivery to the wholesaler, when title has passed, price is determined and collectibility is reasonably assured. At the end of each reporting period, as part of an analysis of returns, utilizing our revenue recognition policy (derived from the criteria of SEC Staff Accounting Bulletin No. 104, including Statement of Financial Accounting Standards No. 48, “Revenue Recognition When Right of Return Exists”) we analyze our estimated channel inventory and we would defer recognition of revenue on product that has been delivered if we believe that channel inventory at a period end is in excess of ordinary business needs and if we believe the value of potential returns is materially different than our returns accrual. Further, in connection with our analysis of returns, if we believe channel inventory levels are increasing without a reasonably correlating increase in prescription demand, we proactively delay the processing of wholesaler orders until these levels are reduced. For the first time since acquiring Vancocin in November 2004, during the third and fourth quarters of 2006, we delayed orders received from customers based on the knowledge that they were ordering in excess of retail demand, as they anticipated that we would be implementing a price increase.

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

In addition to internal information, such as unit sales, we use information from external resources, which we do not verify, to estimate the channel inventory. Our external resources include prescription data reported by IMS Health Incorporated and written and verbal information obtained from two of our three largest wholesaler customers with respect to their inventory levels.

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

In the fourth quarter of 2006, while continuing to monitor the implementation process of Medicare Part D and consistent with our normal process, we performed an analysis on the share of Vancocin sales that ultimately go to Medicaid recipients and result in a Medicaid rebate. As part of that analysis, we considered our actual Medicaid historical rebates processed, total units sold and fluctuations in channel inventory. As such, we reduced our rebates accrual related to the prior quarters of 2006 by approximately $0.8 million. While we anticipate that our Medicaid rebate accrual should remain at this lower level based on actual experience since the implementation of Medicare Part D, the factors addressed above could ultimately result in a material impact on future periods.

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

•

Impairment of Long-lived Assets—We review our fixed and intangible assets for possible impairment whenever events occur or circumstances indicate that the carrying amount of an asset may not be recoverable. Assumptions and estimates used in the evaluation of impairment may affect the carrying value of long-lived assets, which could result in impairment charges in future periods. Such assumptions include, for example, projections of future cash flows and the timing and number of generic/competitive entries into the market, in determining the undiscounted cash flows, and if necessary, the fair value of the asset and whether an impairment exists. These assumptions are subjective and could result in a material impact on operating results in the period of impairment. While we reviewed our intangible assets in March 2006 in light of the actions taken by the OGD, we did not recognize any impairment charges. See Note 6 of the Consolidated Financial Statements for further information. We will continue to monitor the actions of the OGD and consider the effects of our opposition actions and the announcements by generic competitors or other adverse events for additional impairment indicators and we will reevaluate the expected cash flows and fair value of our Vancocin-related assets at such time.

On an ongoing periodic basis, we evaluate the useful life of intangible assets and determine if any economic, governmental or regulatory event has modified their estimated useful lives. While we reviewed the useful life of our intangible assets in March 2006 in light of the actions taken by the OGD, we did not change the useful life of our intangible assets during the year ended December 31, 2006. See Note 6 of the Consolidated Financial Statements for further information.

•

Short-term Investments—We review our short-term investments on a periodic basis for other-than-temporary impairments. This review considers credit worthiness and our intent and ability to hold until maturity and is subjective as it requires management to evaluate whether an event or change in circumstances has occurred in that period that may have a significant adverse effect on the fair value of the investment. As of December 31, 2006, no unrealized losses are other-than-temporary.

•

Share-Based Employee Compensation—We adopted Statement of Financial Accounting Standards No. 123R, Share-based Payment, (SFAS 123R) effective January 1, 2006. The calculation of this expense includes judgment related to the period of time used in calculating the volatility of our common stock, the amount of forfeitures and an estimate of the exercising habits of our employees, which is also influenced by our Insider Trading Policy. Changes in the volatility of our common stock or the habits of our employees could result in variability in the fair value of awards granted.

•

Income Taxes—Our annual effective tax rate is based on expected pre-tax earnings, existing statutory tax rates, limitations on the use of tax credits and net operating loss carryforwards and tax planning opportunities available in the jurisdictions in which we operate. Significant judgment is required in determining our annual effective tax rate and in evaluating our tax position.

On a periodic basis, we evaluate the realizability of our deferred tax assets and liabilities and will adjust such amounts in light of changing facts and circumstances, including but not limited to future projections of taxable income, tax legislation, rulings by relevant tax authorities, tax planning strategies and the progress of ongoing tax audits. We recognize the benefit of tax positions that we have taken or expect to take on the income tax returns we file if such tax position is probable of being sustained. Settlement of filing positions that may be challenged by tax authorities could impact the income tax position in the year of resolution. Our current tax liability is presented in the consolidated balance sheet within income taxes payable.

At December 31, 2006, we had $80.5 million of gross deferred tax assets, which included the effects of federal and state net operating loss (“NOL”) carryforwards of $40.3 million, capitalized research and development costs of $29.0 million and other items of $11.2 million. These assets are offset by a $48.3 million valuation allowance as our ability to estimate long-term future taxable income with a high level of certainty is limited. In assessing the realizability of deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the period in which those temporary differences becomes deductible or the NOLs and credit carryforwards can be utilized. When considering the reversal of the valuation allowance, we consider the level of past and future taxable income, the utilization of the carryforwards and other factors. Revisions to the estimated net realizable value of the deferred tax asset could cause our provision for income taxes to vary significantly from period to period. Should we further reduce the valuation allowance of deferred tax assets, a current year tax benefit will be recognized and future periods would then include income taxes at a higher rate than the effective rate in the period that the adjustment is made.

As our business evolves, we may face additional issues that will require increased levels of management estimation and complex judgments.

Recently Issued Accounting Pronouncements

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertain Tax Positions, (“FIN 48”) to clarify the criteria for recognizing tax benefits under SFAS No. 109, Accounting for Income Taxes, and to require additional financial statement disclosure. FIN 48 requires that we recognize in our consolidated financial statements, the impact of a tax position if that position is more likely than not to be sustained on audit, based on the technical merits of the position. We currently recognize the impact of a tax position if it is probable of being sustained. The provisions of FIN 48 are effective for us beginning January 1, 2007, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. While we are currently evaluating the impact of FIN 48 on our financial statements upon adoption, we anticipate a reclassification of our deferred income taxes from our valuation allowance to an uncertain tax provision liability, the impact of which is expected to be immaterial to both operating results and our financial position.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, (“SFAS 157”) that provides guidance on performing fair value measurements. It does not require new fair value measurements, although it could change current practice for some companies. SFAS 157 is effective for fiscal years beginning after November 15, 2007. While we are currently evaluating the impact of SFAS 157 on our financial statements upon adoption, we do not anticipate a material impact on operating results or financial position.

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

Our holdings of financial instruments are primarily comprised of a mix of U.S. corporate debt, government securities and commercial paper. All such instruments are classified as securities available for sale. Our debt security portfolio represents funds held temporarily pending use in our business and operations. We manage these funds accordingly. Our primary investment objective is the preservation of principal, while at the same time maximizing the generation of investment income. We seek reasonable assuredness of the safety of principal and market liquidity by investing in cash equivalents (such as Treasury bills and money market funds) and fixed income securities (such as U.S. government and agency securities, municipal securities, taxable municipals, and corporate notes) while at the same time seeking to achieve a favorable rate of return. Our market risk exposure consists principally of exposure to changes in interest rates. Our holdings are also exposed to the risks of changes in the credit quality of issuers. Historically, we have typically invested in financial instruments with maturities of less than one year. The carrying amount, which approximates fair value, and the annualized weighted average nominal interest rate of our investment portfolio at December 31, 2006, was approximately $203.9 million and 5.3%, respectively. A one percent change in the interest rate would have resulted in a $2.0 million impact to interest income for the year ended December 31, 2006.

Beginning in 2006, we are also exposed to movements in foreign currency exchange rates, specifically the Euro, for certain immaterial expenses. We have used foreign currency forward exchange contracts based on forecasted transactions to reduce this exposure to the risk that the eventual net cash outflows, resulting from purchases from foreign testing sites, will be adversely affected by changes in exchange rates. The nominal amount of these forwards as of December 31, 2006 was $0.5 million and the associated fair value was approximately $8,000, which is credited to research and development expenses.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our financial statements required by this item are attached to this Report beginning on page 65.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer, or CEO, and our Chief Financial Officer, or CFO, of the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of December 31, 2006. Based on that evaluation, our management, including our CEO and CFO, concluded that as of December 31, 2006 our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to the Company’s management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the quarter ended December 31, 2006, there were no significant changes in our internal control over financial reporting identified in connection with the evaluation of such controls that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

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

Our management assessed the effectiveness of its internal control over financial reporting as of December 31, 2006. In making this assessment, it used the criteria based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission in “Internal Control—Integrated Framework” (COSO). Based on our assessments we believe that, as of December 31, 2006, our internal control over financial reporting is effective based on those criteria.

Our independent registered public accounting firm, KPMG LLP, has issued a report on our assessment of our internal control over financial reporting. Their report on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting appears on the next page.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

ViroPharma Incorporated:

We have audited management’s assessment, included in the accompanying “Management Report on Internal Control Over Financial Reporting,” that ViroPharma Incorporated and subsidiaries (the Company) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by COSO. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of ViroPharma Incorporated and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 2006, and our report dated February 27, 2007 expressed an unqualified opinion on those consolidated financial statements.

/s/    KPMG LLP

McLean, Virginia

February 27, 2007

ITEM 9B.	OTHER INFORMATION

Not Applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

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

Our Board of Directors has adopted a code of business conduct and ethics that applies to our principal executive officers, principal financial officer, and controller, as well as all other employees. A copy of this code of business conduct and ethics has been posted on our Internet website at www.viropharma.com under the investing — corporate governance section. In addition, hard copies can be obtained free of charge through our investor relations department. Any amendments to, or waivers from, a provision of our code of ethics that applies to our principal executive officer, principal financial officer, controller, or persons performing similar functions and that relate to any element of the code of ethics enumerated in paragraph (b) of Item 406 of Regulation S-K shall be disclosed by posting such information on our website.

The information concerning our corporate governance required by this Item will be set forth in our Proxy Statement, to be filed within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, and is incorporated by reference to our Proxy Statement.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item will be set forth in our Proxy Statement, to be filed within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, and is incorporated by reference to our Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plans

We maintain the 2005 Stock Option and Restricted Share Plan (the “2005 Plan”), the 1995 Stock Option and Restricted Share Plan (the “1995 Plan”), the 2001 Equity Incentive Plan (the “2001 Plan”) and the 2000 Employee Stock Purchase Plan (the “ESPP”), pursuant to which we may grant equity awards to eligible persons. The 1995 Plan expired in September 2005, although there remain options outstanding that were previously granted under that plan. The 2001 Plan is described more fully below.

The following table gives information about equity awards under our 1995 Plan, 2001 Plan , 2005 Plan and ESPP as of December 31, 2006:

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights		(b) Weighted- average exercise price of outstanding options, warrants and rights		(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by securities holders (the 1995 Plan, 2005 Plan and the ESPP)	3,844,174	(1)	$10.09	(1)	2,029,548
Equity compensation plans not approved by security holders (the 2001 Plan)	75,248		$1.43		268,237

Total	3,919,422		$9.93		2,297,785

(1)	Does not include rights granted under the ESPP for which rights were granted in connection with the 6-month offering period that commenced in January 2007. The next scheduled purchase date under the Employee Stock Purchase Plan is June 30, 2007.

2001 Equity Incentive Plan

In November 2001, our board of directors adopted the 2001 Plan, which has not been submitted to or approved by stockholders. The 2001 Plan reserves for issuance up to 500,000 shares of our common stock, of which a maximum of 10% may be awarded and sold or granted as restricted shares and the remainder may be issued pursuant to the exercise of options granted under the plan. The number of shares available for future grant and previously granted but unexercised options are subject to adjustment for any future stock dividends, splits, mergers, combinations, or other changes in capitalization as described in the 2001 Plan.

Eligibility for Participation. Generally, any employee, consultant or advisor to the Company or its subsidiaries is eligible to receive grants under the 2001 Plan; provided, however, officers of the Company or its subsidiaries are not eligible to receive any type of grant under the 2001 Plan. Similarly, no options or restricted shares may be granted to any member of our board of directors under the 2001 Plan.

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

Options granted to employees may become exercisable based on the attainment of certain vesting conditions as may be set forth in the award agreement (as determined by the Board or committee)—for example, an option may become exercisable if the optionee remains employed by the Company until a specified date, or if specified performance goals have been met. If a participant’s employment terminates for any reason, the vested portion of an option remains exercisable for a fixed period of three months from the date of the participant’s termination, and all of the restricted shares then subject to restrictions will be forfeited. If restricted shares are forfeited, the Company will refund to the participant the amounts paid for the restricted shares.

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

If a Change of Control occurs and the 2001 Plan is not continued by a successor corporation, the participant is not offered substantially equivalent employment with the successor corporation or the participant’s employment is terminated during the six month period following the Change of Control, then depending on whether the participant has been employed by the Company for at least 2 years, either 50% or 100% of such participant’s unvested options will be fully vested and the restrictions on his or her restricted shares will lapse. The provisions in the 2001 Plan regarding a Change of Control are the same as those found in the 1995 Plan.

Deduction to the Company. The Company will be entitled to an income tax deduction equal to the amount of ordinary income recognized by the participant. The deduction generally will be allowed for our taxable year in which occurs the last day of the calendar year in which the participant recognizes ordinary income.

The additional information required by this Item will be set forth in our Proxy Statement, to be filed within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, and is incorporated by reference to our Proxy Statement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation of the Company, as amended by a Certificate of Amendment of Amended and Restated Certificate of Incorporation dated May 18, 1999, as further amended by a Certificate of Amendment of Amended and Restated Certificate of Incorporation dated May 24, 2000. (1) (Exhibit 3.1)

3.2	Certificate of Designation establishing and designating the Series A Junior Participating Preferred Shares. (2) (Exhibit 3.2)

3.3	Amended and Restated By-Laws of the Company. (4) (Exhibit 3.3)

4.1	Rights Agreement, dated as of September 10, 1998, between ViroPharma Incorporated and StockTrans, Inc., as Rights Agent. (3) (Exhibit 4.1)

4.2	Amendment No. 1 to Rights Agreement. (5) (Exhibit 4.2)

4.3	Amendment No. 2 to Rights Agreement. (6) (Exhibit 4.1)

Exhibit No.	Description
10.1††	Form of Employment Agreement. (19) (Exhibit 10.1)

10.2	Form of Indemnification Agreement. (19) (Exhibit 10.2)

10.3	Lease Termination Agreement, effective as of March 31, 2005, between the Company and The Hankin Group. (20) (Exhibit 10.1)

10.4	Investment Agreement among ViroPharma Incorporated and Perseus-Soros Biopharmaceutical Fund, L.P. dated May 5, 1999. (5) (Exhibit 10.21)

10.5†	Stock Purchase Agreement dated December 9, 1999 between American Home Products Corporation and ViroPharma Incorporated. (7) (Exhibit 10.26)

10.6††	Severance Agreement dated August 21, 2000 between ViroPharma Incorporated and Michel de Rosen. (8) (Exhibit 10.31)

10.7†	First Amended and Restated Agreement dated February 27, 2001 between Sanofi-Synthelabo and ViroPharma Incorporated. (9) (Exhibit 10.32)

10.8††	2001 Equity Incentive Plan. (10) (Exhibit 10.33)

10.9	Letter Agreement between ViroPharma Incorporated and Wyeth dated May 29, 2002. (11) (Exhibit 10.35)

10.10††	Amended and Restated ViroPharma Incorporated Employee Stock Purchase Plan. (12)

10.11††	Form of Change of Control Agreement between ViroPharma and certain of its employees. (22) (Exhibit 10.13)

10.12†	First Amended and Restated Collaboration and License Agreement dated June 26, 2003 between ViroPharma Incorporated and Wyeth. (13) (Exhibit 10.33)

10.13†	Amendment to Stock Purchase Agreement dated June 26, 2003 between ViroPharma Incorporated and Wyeth. (13) (Exhibit 10.34)

10.14†	License Agreement dated August 8, 2003 by and between GlaxoSmithKline and ViroPharma Incorporated. (4) (Exhibit 10.35)

10.15†	Letter Agreement dated November 24, 2003 between Sanofi-Synthelabo and the Company. (14) (Exhibit 10.34)

10.16†	Assignment, Transfer and Assumption Agreement between ViroPharma Incorporated and Eli Lilly and Company dated October 18, 2004.(15) (Exhibit 2.1)

10.17†	Amendment No. 1 to the Assignment, Transfer and Assumption Agreement between ViroPharma Incorporated and Eli Lilly and Company dated November 8, 2004.(15) (Exhibit 2.2)

10.18†	Amendment to Manufacturing Agreement between ViroPharma Incorporated and Eli Lilly and Company dated November 2, 2005. (22) (Exhibit 10.27)

10.19†	Cooperation Agreement between ViroPharma Incorporated and Eli Lilly and Company dated October 18, 2004. (15) (Exhibit 10.4)

10.20†	License Agreement between ViroPharma Incorporated and Schering Corporation dated November 3, 2004. (16) (Exhibit 2.1)

10.21††	ViroPharma Severance Plan. (19) (Exhibit 10.37)

10.22††*	ViroPharma Cash Bonus Plan.

10.23††	ViroPharma Board Compensation Policy. (17) (Exhibit 10.1)

10.24††	Amended and Restated 1995 ViroPharma Stock Option and Restricted Share Plan. (18)

Exhibit No.	Description
10.25††	2005 ViroPharma Stock Option and Restricted Share Plan. (25)

10.26††	Form Of Non-Qualified Stock Option Agreement For Member Of The Board Of Director. (21)

10.27††	Form Of Non-Qualified Stock Option Agreement. (21)

10.28†	Master Agreement by and between OSG Norwich Pharmaceuticals, Inc. and ViroPharma Incorporated effective as of December 1, 2005. (22) (Exhibit 10.41)

10.29†	Project Agreement No. 1 by and between OSG Norwich Pharmaceuticals, Inc. and ViroPharma Incorporated. (22) (Exhibit 10.42)

10.30†	Bulk Supply Agreement between ViroPharma and Alpharma Inc. dated April 13, 2006. (23) (Exhibit 10.1)

10.31†	Project Agreement No. 2 by and between OSG Norwich Pharmaceuticals, Inc. and ViroPharma Incorporated dated May 15, 2006. (23) (Exhibit 10.2)

10.32††	Separation Agreement between the Company and Joshua Tarnoff dated as of September 15, 2006. (24) (Exhibit 10.1)

10.33*	Real Estate Purchase Agreement between LV Associates, L.P. and the Company dated December 22, 2006.

14	Code of Conduct and Ethics. (14) (Exhibit 14)

21*	List of Subsidiaries.

23*	Consent of KPMG LLP, Independent Registered Public Accounting Firm.

24*	Power of Attorney (included on signature page).

31.1*	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.
†	Portions of this exhibit were omitted and filed separately with the Secretary of the Commission pursuant to an application for confidential treatment filed with the Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.
††	Compensation plans and arrangements for executives and others.
(1)	Filed as an Exhibit to Registrant’s Form 10-Q for the quarter ended June 30, 2000.
(2)	Filed as an Exhibit to Registrant’s Form 10-K for the year ended December 31, 1998.
(3)	Filed as an Exhibit to the Company’s Current Report on Form 8-K filed with the Commission on September 21, 1998.
(4)	Filed as an Exhibit to Registrant’s Form 10-Q for the quarter ended September 30, 2003.
(5)	Filed as an Exhibit to Registrant’s Form 10-Q for the quarter ended March 31, 1999.
(6)	Filed as an Exhibit to the Company’s Current Report on Form 8-K filed with the Commission on May 3, 2005.
(7)	Filed as an Exhibit to Registrant’s Form 10-K for the year ended December 31, 1999.
(8)	Filed as an Exhibit to Registrant’s Form 10-Q for the quarter ended September 30, 2000.
(9)	Filed as an Exhibit to Registrant’s Form 10-Q for the quarter ended March 31, 2001.
(10)	Filed as an Exhibit to Registrant’s Form 10-K for the year ended December 31, 2001.

(11)	Filed as an Exhibit to Registrant’s Form 10-Q for the quarter ended June 30, 2002.
(12)	Filed as an Annex to Registrant’s Proxy Statement filed with the Commission on March 27, 2003.
(13)	Filed as an Exhibit to Registrant’s Form 10-Q for the quarter ended June 30, 2003.
(14)	Filed as an Exhibit to Registrant’s Form 10-K for the year ended December 31, 2003, as amended.
(15)	Filed as an Exhibit to the Company’s Current Report on Form 8-K/A filed with the Commission on November 24, 2004.
(16)	Filed as an Exhibit to the Company’s Current Report on Form 8-K filed with the Commission on November 29, 2004.
(17)	Filed as an Exhibit to the Company’s Current Report on Form 8-K filed with the Commission on February 15, 2005.
(18)	Filed as an Annex to Registrant’s Proxy Statement filed with the Commission on April 8, 2002.
(19)	Filed as an Exhibit to Registrant’s Form 10-K for the year ended December 31, 2004.
(20)	Filed as an Exhibit to the Company’s Current Report on Form 8-K filed with the Commission on April 8, 2005.
(21)	Filed as an Exhibit to Registrant’s Form 10-Q for the quarter ended June 30, 2005.
(22)	Filed as an Exhibit to Registrant’s Form 10-K for the year ended December 31, 2005.
(23)	Filed as an Exhibit to Registrant’s Form 10-Q for the quarter ended June 30, 2006.
(24)	Filed as an Exhibit to Registrant’s Form 10-Q for the quarter ended September 30, 2006.
(25)	Field as Annex to Registrant’s Proxy Statement filed with the Commission on April 10, 2006.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Capacity	Date

/s/ MICHEL DE ROSEN Michel de Rosen	President, Chief Executive Officer (Principal Executive Officer)	February 27, 2007

/s/ VINCENT J. MILANO Vincent J. Milano	Vice President, Chief Operating Officer, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	February 27, 2007

/s/ MICHEL DE ROSEN Michel de Rosen	Chairman of the Board	February 27, 2007

/s/ PAUL A. BROOKE Paul A. Brooke	Director	February 27, 2007

/s/ WILLIAM CLAYPOOL, M.D. William Claypool, M.D.	Director	February 27, 2007

/s/ MICHAEL R. DOUGHERTY Michael R. Dougherty	Director	February 27, 2007

/s/ ROBERT J. GLASER Robert J. Glaser	Director	February 27, 2007

/s/ JOHN R. LEONE John R. Leone	Director	February 27, 2007

/s/ HOWARD H. PIEN Howard H. Pien	Director	February 27, 2007

ViroPharma Incorporated

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

ViroPharma Incorporated:

We have audited the accompanying consolidated balance sheets of ViroPharma Incorporated and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity (deficit) and cash flows for each of the years in the three-year period ended December 31, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ViroPharma Incorporated and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2006, in conformity with U.S generally accepted accounting principles.

As discussed in Notes 2 and 12 to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment, on January 1, 2006.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of ViroPharma Incorporated and subsidiaries’ internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 27, 2007 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/ KPMG LLP

McLean, Virginia
February 27, 2007

ViroPharma Incorporated

Consolidated Balance Sheets

(in thousands, except share and per share data)	December 31, 2006	December 31, 2005
Assets
Current assets:
Cash and cash equivalents	$51,524	$232,195
Short-term investments	203,885	1,218
Accounts receivable, net	9,447	14,887
Inventory	4,760	10,996
Interest receivable	3,290	12
Prepaid expenses and other	2,027	1,900
Income taxes receivable	80	1,977
Deferred income taxes	9,225	11,644

Total current assets	284,238	274,829
Intangible assets, net	122,672	121,691
Equipment and leasehold improvements, net	2,828	1,555
Deferred income taxes	19,907	36,875
Debt issue costs, net	—	526
Other assets	49	49

Total assets	$429,694	$435,525

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,743	$9,256
Due to partners	783	21
Accrued expenses and other current liabilities	14,129	19,402
Income taxes payable	140	—
Current portion of long-term debt	—	78,920
Deferred revenue—current	—	564

Total current liabilities	17,795	108,163
Other liabilities	—	385

Total liabilities	17,795	108,548

Commitments and Contingencies
Stockholders’ equity:
Preferred stock, par value $0.001 per share. 5,000,000 shares authorized; Series A convertible participating preferred stock; no shares issued and outstanding	—	—
Series A junior participating preferred stock, par value $0.001 per share. 200,000 shares designated; no shares issued and outstanding	—	—
Common stock, par value $0.002 per share. 100,000,000 shares authorized; issued and outstanding 69,769,886 shares and 68,563,879 shares at December 31, 2006 and 2005	140	137
Additional paid-in capital	508,436	490,593
Deferred compensation	—	(3)
Accumulated other comprehensive income (loss)	57	(350)
Accumulated deficit	(96,734)	(163,400)

Total stockholders’ equity	411,899	326,977

Total liabilities and stockholders’ equity	$429,694	$435,525

See accompanying notes to consolidated financial statements.

ViroPharma Incorporated

Consolidated Statements of Operations

	Year ended December 31,
(in thousands, except per share data)	2006	2005	2004
Revenues:
Net product sales	$166,617	$125,853	$8,348
License fee and milestone revenue	564	6,564	13,070
Grant and other revenue	—	—	971

Total revenues	167,181	132,417	22,389

Costs and Expenses:
Cost of sales	18,984	18,029	1,717
Research and development	19,162	10,610	16,388
Marketing, general and administrative	24,560	10,475	15,643
Intangible amortization	5,669	5,158	650

Total costs and expenses	68,375	44,272	34,398

Operating income	98,806	88,145	(12,009)
Other Income (Expense):
Change in fair value of derivative liability	—	(4,044)	—
Net (loss) gain on bond redemption	(1,127)	1,095	—
Gain on sale of short-term investments	1,682	—	—
Gain on sale of biodefense assets, net	—	—	1,715
Interest income	9,853	2,008	1,080
Interest expense	(686)	(11,304)	(10,320)

Income before income tax expense	108,528	75,900	(19,534)
Income tax expense (benefit)	41,862	(37,805)	—

Net income	$66,666	$113,705	$(19,534)

Net income per share:
Basic	$0.97	$2.56	$(0.73)
Diluted	$0.95	$2.02	$(0.73)
Shares used in computing net income per share:
Basic	68,990	44,334	26,578
Diluted	70,338	57,610	26,578

See accompanying notes to consolidated financial statements.

ViroPharma Incorporated

Consolidated Statements of Comprehensive Income (Loss)

	Year ended December 31,
(in thousands)	2006	2005	2004
Net income (loss)	$66,666	$113,705	$(19,534)

Other comprehensive income (loss):
Unrealized holding gains (losses) arising during period, net of income taxes in 2006 and 2005	407	(497)	147
Reclassification adjustments for gains included in net (loss)	—	—	101

Unrealized gains (losses) on available for sale securities	407	(497)	248

Comprehensive income (loss)	$67,073	$113,208	$(19,286)

See accompanying notes to consolidated financial statements.

ViroPharma Incorporated

Consolidated Statements of Stockholders’ Equity (Deficit)

	Preferred stock		Common stock		Additional paid- in capital	Deferred comp- ensation	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders’ equity (deficit)
(in thousands)	Number of shares	Amount	Number of shares	Amount
Balance, December 31, 2003	—	$—	26,463	$53	$250,320	$(210)	$(101)	$(257,571)	$(7,509)
Employee stock purchase plan	—	—	16	—	26	—	—	—	26
Exercise of common stock options	—	—	279	1	252	—	—	—	253
Stock option accelerations	—	—	—	—	178	—	—	—	178
Amortization of deferred compensation	—	—	—	—	—	200	—	—	200
Unrealized gain on available-for-sale securities	—	—	—	—	—	—	248	—	248
Net income	—	—	—	—	—	—	—	(19,534)	(19,534)

Balance, December 31, 2004	—	$—	26,758	$54	$250,776	$(10)	$147	$(277,105)	$(26,138)
Issuance of common stock, net of issuance costs	—	—	10,350	21	163,478	—	—	—	163,499
Shares issued from senior convertible notes conversions	—	—	30,000	59	74,941	—	—	—	75,000
Shares issued from senior convertible notes make-whole payments	—	—	899	2	5,647	—	—	—	5,649
Beneficial conversion feature on senior convertible notes conversions	—	—	—	—	1,489	—	—	—	1,489
Employee stock purchase plan	—	—	16	—	74	—	—	—	74
Exercise of common stock options	—	—	541	1	1,484	—	—	—	1,485
Write-off of costs related to senior convertible notes conversions	—	—	—	—	(11,219)	—	—	—	(11,219)
Write-off of accrued interest from senior convertible notes conversions	—	—	—	—	766	—	—	—	766
Unrealized loss on available-for-sale securities	—	—	—	—	—	—	(497)	—	(497)
Amortization of deferred compensation	—	—	—	—	—	7	—	—	7
Stock option tax benefits	—	—	—	—	3,157	—	—	—	3,157
Net income	—	—	—	—	—	—	—	113,705	113,705

Balance, December 31, 2005	—	$—	68,564	$137	$490,593	$(3)	$(350)	$(163,400)	$326,977
Issuance of common stock, net of issuance costs	—	—	982	2	9,935	—	—	—	9,937
Exercise of common stock options	—	—	208	1	811	—	—	—	812
Employee stock purchase plan	—	—	16	—	106	—	—	—	106
Unrealized gains on available-for-sale securities	—	—	—	—	—	—	407	—	407
Share-based compensation	—	—	—	—	5,055	—	—	—	5,055
Record liability classified share-based obligations	—	—	—	—	(116)	3	—	—	(113)
Stock option tax benefits	—	—	—	—	703	—	—	—	703
Excess tax benefits due to debt conversions	—	—	—	—	1,349	—	—	—	1,349
Net income	—	—	—	—	—	—	—	66,666	66,666

Balance, December 31, 2006	—	$—	69,770	$140	$508,436	$—	$57	$(96,734)	$411,899

See accompanying notes to consolidated financial statements.

ViroPharma Incorporated

Consolidated Statements of Cash Flows

(in thousands)	Year ended December 31,
	2006	2005	2004
Net income (loss)	$66,666	$113,705	$(19,534)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Gain on sale of biodefense assets	—	—	(1,715)
Loss (gain) on bond redemption	1,127	(1,346)	—
(Gain) on sale of short-term investments	(1,682)	—	—
Write-off of deferred financing costs on note repurchase	—	251	—
Non-cash share-based compensation expense	4,998	—	—
Non-cash loss on derivative liability	—	4,044	—
Non-cash write-off of fixed assets	—	—	4,782
Non-cash compensation expense	—	7	378
Non-cash interest expense	75	3,865	1,369
Deferred tax provision	19,387	(47,755)	—
Stock option tax benefit	—	2,393	—
Depreciation and amortization expense	6,166	5,537	1,176
Changes in assets and liabilities:
Accounts receivable	5,440	(5,717)	(9,170)
Inventory	6,236	(9,974)	—
Interest receivable	(3,278)	—	—
Prepaid expenses and other current assets	(127)	(282)	1,464
Income taxes receivable	1,897	(1,977)	—
Other assets	—	45	—
Accounts payable	(6,513)	8,465	141
Due to partners	762	(391)	412
Accrued expenses and other current liabilities	(5,329)	8,055	3,933
Income taxes payable	140	—	—
Deferred revenue	(564)	(563)	(3,074)
Derivative liability payments	—	(6,823)	—
Other liabilities	(385)	(36)	(373)

Net cash provided by (used in) operating activities	95,016	71,503	(20,211)

Cash flows from investing activities:
Purchase of Vancocin assets	(6,650)	(10,490)	(118,031)
Purchase of equipment and leasehold improvements	(1,771)	(431)	(1,005)
Proceeds from sale of equipment	—	—	1,407
Proceeds from sale of biodefense assets	—	—	700
Purchase of restricted investment	—	—	(10,000)
Maturities of restricted investments	—	9,033	967
Purchases of short-term investments	(1,256,862)	(292,696)	(208,430)
Maturities and sales of short-term investments	1,056,285	303,165	305,688

Net cash provided by (used in) investing activities	(208,998)	8,581	(28,704)

Cash flows from financing activities:
Net proceeds from issuance of common stock	10,855	165,058	279
Excess tax benefits from share-based payment arrangements	703	—	—
Excess tax benefits due to debt conversions	1,349	—	—
Gross proceeds from issuance of senior convertible notes	—	—	62,500
Gross proceeds from the issuance of senior notes	—	12,500	—
Issuance costs related to senior notes	—	(806)	(3,832)
Redemption of subordinated convertible notes	(79,596)	(47,634)	—
Payment of loans payable	—	—	(8)

Net cash provided by (used in) financing activities	(66,689)	129,118	58,939

Net increase (decrease) in cash and cash equivalents	(180,671)	209,202	10,024
Cash and cash equivalents at beginning of year	232,195	22,993	12,969

Cash and cash equivalents at end of year	$51,524	$232,195	$22,993

See accompanying notes to consolidated financial statements.

ViroPharma Incorporated

Notes to the Consolidated Financial Statements

Note 1.	Organization and Business Activities

ViroPharma Incorporated and subsidiaries (“ViroPharma” or “the Company”) is a biopharmaceutical company dedicated to the development and commercialization of products that address serious infectious diseases, with a focus on products used by physician specialists or in hospital settings. The Company intends to grow through sales of it marketed product, Vancocin, through continued development of its product pipeline and through potential acquisition or licensing of products or acquisition of companies.

ViroPharma has one marketed product and multiple product candidates in clinical development. The Company markets and sells Vancocin HCl capsules, the oral capsule formulation of vancomycin hydrochloride, in the U.S. and its territories. Vancocin is a potent antibiotic approved by the U.S. Food and Drug Administration, or FDA, to treat antibiotic-associated pseudomembranous colitis caused by Clostridium difficile, or C. difficile, and enterocolitis caused by Staphylococcus aureus, including methicillin-resistant strains.

ViroPharma is developing maribavir for the treatment of cytomegalovirus, or CMV, infection and HCV-796 for the treatment of hepatitis C virus, or HCV, infection. The Company has licensed the U.S. and Canadian rights for a third product candidate, an intranasal formulation of pleconaril, to Schering-Plough for the treatment of picornavirus infections.

Note 2.	Basis of Accounting and Summary of Significant Accounting Policies

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

Short-term investments

During 2006 and 2005, short-term investments have consisted primarily of debt securities backed by the U.S. government and commercial paper. The Company’s entire short-term investment portfolio is classified as available-for-sale and is stated at fair value as determined by quoted market values. All short-term investments, including securities with maturities in excess of one year, are classified as current, as management can sell them any time at their option and are intended to meet the ongoing liquidity needs of the Company. Net unrealized holding gains and losses are included in accumulated other comprehensive income (loss). For purposes of determining gross realized gains and losses, the cost of short-term investments sold is based upon specific identification. Discounts and premiums are amortized over the term of the security and reported in interest income. The investments are reviewed on a periodic basis for other-than-temporary impairments. (See Note 3)

Concentration of credit risk

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

ViroPharma Incorporated

Notes to the Consolidated Financial Statements (continued)

The Company has an exposure to credit risk in its trade accounts receivable from sales of Vancocin. Vancocin is distributed through wholesalers that sell the product to pharmacies and hospitals. Three wholesalers represent approximately 90% of our trade accounts receivable at December 31, 2006 and approximately 92% of our 2006 net product sales.

Accounts Receivable

Accounts receivable are recorded at the invoiced amount, net of related cash discounts, and do not bear interest. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. The Company determines the allowance based on specific review of its accounts receivable. At December 31, 2006 and 2005, there was no allowance for doubtful accounts. The Company does not have any off-balance sheet exposure related to its customers.

Inventories

Inventories are stated at the lower of cost, using the first-in, first-out method, or market. At December 31, 2006 and 2005, inventory consists of finished goods and certain starting materials required to produce inventory of Vancocin. On the consolidated statements of cash flows, the sale of inventory is included in operating activities.

Equipment and leasehold improvements

Equipment and leasehold improvements are recorded at cost. Depreciation and amortization are computed on a straight-line basis over the useful lives of the assets or the lease term, which ever is shorter, ranging from three to fifteen years.

The Company leases certain of its equipment and facilities under operating leases. Operating lease payments are charged to operations on a straight-lined basis over the related period that such leased assets are utilized in service. Expenditures for repairs and maintenance are expensed as incurred.

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

ViroPharma Incorporated

Notes to the Consolidated Financial Statements (continued)

Revenue recognition

Revenue is recognized when all four of the following criteria are met (1) the Company has persuasive evidence an arrangement exists, (2) the price is fixed and determinable, (3) title has passed, and (4) collection is reasonably assured. The Company’s credit and exchange policy includes provisions for return of its product when it (1) has expired, or (2) was damaged in shipment.

Product revenue is recorded upon delivery to the wholesaler, when title has passed. Product demand from wholesalers during a given period may not correlate with prescription demand for the product in that period. As a result, the Company periodically estimates and evaluates the wholesalers’ inventory position and would defer recognition of revenue on product that has been delivered if the Company believes that channel inventory at a period end is in excess of ordinary business needs and if the Company believes the value of potential returns is materially different than the returns accrual. During 2006, 2005 and 2004, the Company did not defer any product sales.

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

Sales Allowances

The Company records appropriate sales allowances upon the recognition of product revenue. The Company’s return policy is limited to damaged or expired product. The return allowance is determined based on analysis of the historical rate of returns associated with Vancocin, which is then applied to sales, and is analyzed considering estimated wholesaler inventory and prescriptions. The chargeback and rebate allowances are determined based on analysis of the historical experience of government agencies’ market share and governmental contractual prices relative to current selling prices.

Customers

The Company’s net product sales are solely related to Vancocin. The Company’s customers are wholesalers who then distribute the product to pharmacies and hospitals. Three wholesalers represent the majority of the Company’s consolidated total revenue, as approximated below:

	Percentage of total revenues
	2006	2005
Customer A	38%	40%
Customer B	35%	29%
Customer C	19%	17%

Total	92%	86%

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

Accounting for income taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary difference are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period that includes the enactment date. A valuation allowance is provided when it is more likely than not that some portion or all of a deferred tax asset will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income and the reversal of deferred tax liabilities during the period in which related temporary difference becomes deductible. The benefit of tax positions taken or expected to be taken in the Company’s income tax returns are recognized in the consolidated financial statements if such positions are probable of being sustained.

Use of estimates

The preparation of the Company’s consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Share-based payments

In December 2004, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), Share-Based Payment (SFAS 123R), which replaced SFAS No. 123, Accounting for Stock-Based Compensation (SFAS 123) and superseded Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB No. 25). SFAS 123R established standards for the accounting for which an entity exchanges its equity instruments for goods or services. This statement also addressed transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. SFAS 123R requires the Company to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost shall be recognized over the period during which an employee is required to provide service in exchange for the award—the requisite service period (vesting period). The grant-date fair value of employee share options are estimated using the Black-Scholes option-pricing model adjusted for the unique characteristics of those instruments. The Company adopted SFAS 123R using the modified

ViroPharma Incorporated

Notes to the Consolidated Financial Statements (continued)

prospective approach effective January 1, 2006. While this adoption had an immaterial impact on our financial statements on the date of adoption, the consolidated financial statements for the year ended December 31, 2006 were materially impacted. Results for prior periods have not been restated. The Company previously accounted for share-based compensation under the recognition and measurement principles of APB No. 25 and related interpretations. Under APB No. 25, compensation cost for employee and director grants was recorded only if the market price of the underlying common stock on the date of grant exceeded the exercise price. See Note 12 for the disclosures related to share-based compensation.

Compensation expense for options granted to non-employees is determined in accordance with SFAS No. 123R, and related interpretations, as the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measured. Compensation expense for options granted to non-employees is remeasured each period as the underlying options vest.

Earnings (loss) / per share

Basic earnings (loss) per share (“EPS”) is calculated by dividing net income (loss) by the weighted average shares of common stock outstanding during the period. Diluted EPS reflects the potential dilution of securities that could share in the earnings (loss), including the effect of dilution to net income of convertible securities, stock options and warrants. (See Note 14)

Segment information

The Company is managed and operated as one business. The entire business is managed by a single management team that reports to the chief executive officer. The Company does not operate separate lines of business or separate business entities with respect to any of its products or product candidates and all of its product sales are within the U.S. Accordingly, the Company does not prepare discrete financial information with respect to separate product areas or by location and does not have separately reportable segments as defined by SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information.

Comprehensive income (loss)

SFAS No. 130, Reporting Comprehensive Income, establishes standards for reporting and presentation of comprehensive income (loss) and its components in a full set of financial statements. Comprehensive income (loss) consists of net income (loss) and net unrealized gains (losses) on available–for-sale securities and is presented in the consolidated statements of comprehensive income (loss). SFAS No. 130 requires only additional disclosures in the financial statements; it does not affect the Company’s financial position or results of operations.

Exit or Disposal Activities

SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, addresses financial accounting and reporting for costs associated with exit or disposal activities. This statement requires a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. It does not apply to costs associated with an entity newly acquired in a business combination or with a disposal activity covered by SFAS No. 144, Accounting for the Impairments or Disposal of Long-Lived Assets.

Reclassification

Certain prior years amounts have been reclassified to conform to the current year presentation.

ViroPharma Incorporated

Notes to the Consolidated Financial Statements (continued)

New Accounting Standards

In November 2005, the FASB issued FASB Staff Position SFAS 123(R)-3, Transition Election Related to Accounting for the Tax Effects of Share-based Payment Awards, that provides an elective alternative transition method of calculating the pool of excess tax benefits available to absorb tax deficiencies recognized subsequent to the adoption of SFAS 123R (the “APIC Pool”) to the method otherwise required by paragraph 81 of SFAS 123R. In the fourth quarter of 2006, the Company adopted the short-cut method to calculate the APIC Pool. This calculation determined that the Company has no APIC pool.

In November 2005, the FASB issued FSP SFAS 115-1, The Meaning of Other-than-Temporary Impairment and Its Application to Certain Investments (FSP 115-1). This statement summarizes the accounting and disclosure guidance on other-than-temporary impairments of securities. Pursuant tot FSP 115-1, impairment assessments are made at the individual security level each reporting period. When the fair value of an investment is less than its cost at the balance sheet date, a determination is made as to whether the impairment is other than temporary and, if it is other than temporary, an impairment loss is recognized in operations equal to the difference between the investment’s cost and fair value at such date. The Company adopted FSP 115-1 on January 1, 2006 with no impact on our consolidated financial statements for the year ended December 31, 2006.

In September 2006, the SEC issued Staff Accounting Bulletin (SAB) No. 108, The Effect of Prior-Year Errors on Current-Year Materiality Evaluations, that addresses how uncorrected errors in previous years should be considered when quantifying errors in current-year financial statements. The SEC staff believes registrants must quantify errors using both a balance sheet and income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. The Company adopted SAB 108 as of December 31, 2006, retroactively to January 1, 2006, with no impact on operating results or financial position.

Note 3.	Short-Term Investments

Short-term investments consist of fixed income securities with remaining maturities of greater than three months at the date of purchase and debt securities. As of December 31, 2005, marketable securities investment included SIGA Technologies, Inc., which was sold for a gain of $1.7 million during 2006. At December 31, 2006 and 2005, all of the investments were classified as available for sale investments. As of December 31, 2006, short-term investments with gross unrealized losses have been in that position for less than twelve months.

ViroPharma Incorporated

Notes to the Consolidated Financial Statements (continued)

The following summarizes the available-for-sale investments at December 31, 2006 and 2005:

(in thousands)	Cost	Gross unrealized gains	Gross unrealized losses	Fair value
December 31, 2006
Certificates of deposit	$300	$—	$—	$300
Debt securities:
US Treasury and other US Government Agencies	46,430	12	41	46,401
Foreign Governments	44,494	225	32	44,687
Corporate	112,577	16	96	112,497

	$203,801	$253	$169	$203,885

Maturities of investments were as follows:
Less than one year	$203,801	$253	$169	$203,885

December 31, 2005
Certificates of deposit	$553	$—	$—	$553
Marketable equity securities	1,015	—	350	665

	$1,568	$—	$350	$1,218

Maturities of investments were as follows:
Less than one year	$553	$—	$—	$553

Note 4.	Inventory

Inventory is related to Vancocin and is stated at the lower of cost, using the first-in first-out method, or market. The following represents the components of the inventory at December 31, 2006 and 2005:

(in thousands)	2006	2005
Raw Materials	$3,273	$2,108
Finished Goods	1,487	8,888

Total	$4,760	$10,996

At December 31, 2005, finished goods inventory included $4.4 million related to additional costs due to an amended manufacturing agreement with Lilly, which, among other things, increased the amount of Vancocin that Lilly supplied to the Company during 2005. The amendment stated that if Lilly supplied the full amount of increased product volume, the Company would pay Lilly up to $4.5 million in addition to the original contract price for those additional units. Lilly supplied the agreed upon increased product volume in December 2005, $0.1 million of which was sold in 2005. This is the primary reason for the reduced inventory balance at December 31, 2006. Additionally, all finished goods at December 31, 2006 are produced by and purchased from OSG Norwich, which carry a lower inventory cost.

ViroPharma Incorporated

Notes to the Consolidated Financial Statements (continued)

Note 5.	Equipment and Leasehold Improvements

Equipment and leasehold improvements consists of the following at December 31, 2006 and 2005:

(in thousands)	2006	2005
Computers and equipment	$2,941	$1,560
Leasehold improvements	1,560	1,326

	4,501	2,886
Less: accumulated depreciation and amortization	1,673	1,331

Equipment and leasehold improvements, net	$2,828	$1,555

The useful life for computers and equipment is three to five years.

The useful life for leasehold improvements is the shorter of 15 years or the remaining life of the lease. The 15 years represents the term of the lease, which expires in 2017, as it is not reasonably assured that the lease extensions will be exercised. The lease was terminated in January 2007 when the Company purchased the facility. See Note 19.

Note 6.	Intangible Assets

The following represents the balance of the intangible assets at December 31, 2006:

(in thousands)	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
Trademarks	$12,007	$1,027	$10,980
Know-how	84,046	7,192	76,854
Customer relationship	38,096	3,258	34,838

Total	$134,149	$11,477	$122,672

The following represents the balance of the intangible assets at December 31, 2005:

(in thousands)	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
Trademarks	$11,412	$520	$10,892
Know-how	79,880	3,639	76,241
Customer relationship	36,207	1,649	34,558

Total	$127,499	$5,808	$121,691

In March 2006, the Company learned that the FDA’s Office of Generic Drugs (“OGD”) had changed its approach regarding the conditions that must be met in order for a generic drug applicant to request a waiver of in-vivo bioequivalence testing for copies of Vancocin. Since this change in approach is, in accordance with SFAS No. 144, a triggering event and potentially impact the recoverability or useful life of the Vancocin-related intangible assets, the Company assessed the Vancocin-related intangible assets for potential impairment or change in useful life. While the Company is opposing this attempt by the OGD, the outcome can not be reasonably determined and the impact of this change on market share and net sales is uncertain. However, the Company determined that no impairment charge was appropriate at that time as management believes the

ViroPharma Incorporated

Notes to the Consolidated Financial Statements (continued)

undiscounted cash flows, which consider some level of generic impact, will be sufficient to recover the carrying value of the asset and there has been no change to fair value.

In the event the OGD’s revised approach for Vancocin remains in effect, the time period in which a generic competitor may enter the market would be reduced. This could result in a reduction to the useful life of the Vancocin-related intangible assets. Management currently believes there are no indicators that would require a change in useful life as management believes that Vancocin will continue to be utilized along with generics that may enter the market.

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

As of December 31, 2006, we have paid an aggregate of $17.1 million to Lilly in additional purchase price consideration, as our net sales of Vancocin surpassed the maximum obligation level of $65 million in 2005 and 2006. The $17.1 million payment was based upon 35% of $19 million in 2006 and 50% of $21 million in 2005. The Company is obligated to pay Lilly additional amounts based on annual net sales of Vancocin as set forth below:

2007	35% payment on net sales between $48-65 million
2008 through 2011	35% payment on net sales between $45-65 million

No additional payments are due to Lilly on net sales of Vancocin below or above the net sales levels reflected in the above table.

In the second quarter of 2006, the net sales of Vancocin exceeded the contracted range for which we are obligated to additional purchase price consideration for 2006. The additional purchase price consideration was $6.6 million and $10.5 million for 2006 and 2005, respectively, which was recorded as an increase to the intangible assets of Vancocin, was allocated over the asset classifications described above and amortized over the remaining estimated useful life of the intangible assets, which is estimated to be 23 years as of December 31, 2006. In addition, at the time of recording the additional intangible assets, the Company recorded a cumulative adjustment in 2006 and 2005 of approximately $0.4 million and $0.3 million, respectively, to accumulated intangible amortization, in addition to ordinary amortization expense, in order to reflect amortization as if the additional purchase price had been paid in November 2004.

ViroPharma Incorporated

Notes to the Consolidated Financial Statements (continued)

Amortization expense for the years ended December 31, 2006, 2005 and 2004 was $5.7 million, $5.2 million and $0.6 million, respectively. The estimated aggregated amortization expense for each of the next five years will be approximately $5.4 million, excluding any future increases related to additional purchase price consideration that may be payable to Lilly.

Note 7.	Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consist of the following at December 31, 2006 and 2005:

(in thousands)	2006	2005
Rebates and returns	$5,102	$7,680
Payable to GSK (see Note 10)	3,000	—
Payroll, bonus and employee benefits liabilities	2,504	1,854
Clinical development and research liabilities	479	506
Payable to Lilly (see Note 4)	—	4,000
Insurance payable	—	2,040
Interest payable	—	1,578
Other current liabilities	3,044	1,744

	$14,129	$19,402

Note 8.	Current Portion of Long-Term Debt

As of December 31, 2006, the Company had no long-term debt. As of December 31, 2005, the subordinated convertible notes were reported as current since it was the Company’s intent to redeem these notes in the first quarter of 2006. On March 1, 2006, the Company redeemed the remaining $78.9 million principal amount of subordinated convertible notes for $79.6 million. This eliminated the Company’s long-term debt that was outstanding at December 31, 2005.

Note 9.	Long-Term Debt

On March 1, 2006, the Company paid off all long-term debt (see Note 8). During 2005 and 2004, the Company had substantial long-term debt. The following table illustrates the financial statement components related to long-term debt and the information that follows details the debt related transactions.

	2006	2005	2004
Debt principal as of December 31,
Subordinated convertible notes	—	$78,920	$127,900
Senior notes(1)	—	—	62,500
Senior convertible notes(1)	—	—	—

Total debt principal	—	$78,920	$190,400

Interest Expense
Interest expense on subordinated convertible notes	$790	$6,150	$7,657
Interest expense on senior notes(1)	—	330	1,267
Interest expense on senior convertible notes(1)	—	1,635	—
Amortization of finance costs	75	981	1,369
Amortization of debt discount	—	697	—
Beneficial conversion feature	(179)	1,489	—
Other interest	—	22	27

Total interest expense	$686	$11,304	$10,320

Change in fair value of derivative liability	—	$(4,044)	—

(1)	Senior notes were exchanged for senior convertible notes and redeemed in 2005, as further discussed below.

ViroPharma Incorporated

Notes to the Consolidated Financial Statements (continued)

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

In September 2004, the Company’s Board authorized the Notes Repurchase Committee of the Board to approve the issuance of up to 5,000,000 shares of its common stock in exchange for the surrender of subordinated convertible notes from time to time. In 2005, the Company’s Board authorized the Notes Repurchase Committee of the Board to approve the expenditure of up to $48.0 million to purchase the subordinated convertible notes from time to time, of which the Company spent $47.6 million to purchase $49.0 million of subordinated convertible notes as of December 31, 2005. The Company recorded a $1.1 million gain, net of the write off of deferred finance costs, in connection with the 2005 repurchases.

From the issuance date of the subordinated convertible notes through December 31, 2005, the Company reduced the outstanding principal amount of its subordinated convertible notes by $101.1 million, including purchasing for cash an aggregate of $99.1 million in principal amount of its subordinated convertible notes for approximately $66.2 million and entering into agreements with a third party under which it issued 473,054 shares of its common stock in exchange for the surrender of $2.0 million of face amount of its subordinated convertible notes held by such third party. The shares issued in this transaction had a market value of $1.2 million at the date of issuance.

On March 1, 2006, the Company redeemed the remaining $78.9 million principal amount of the subordinated convertible notes for $79.6 million. This eliminated the Company’s long-term debt that was outstanding at December 31, 2005. The Company recognized a charge of $1.1 million related to this payment and wrote off of the remaining deferred financing costs on March 1, 2006.

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

ViroPharma Incorporated

Notes to the Consolidated Financial Statements (continued)

In accordance with SFAS No. 6, Classification of Short-Term Obligations Expected to be Refinanced, the Company recorded the senior notes as long-term debt as of December 31, 2004.

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

Through December 31, 2005, investors had voluntarily converted $40.8 million of principal amount on the senior convertible notes into 16,360,000 shares of common stock and had received $6.8 million in cash related make-whole interest payments, which reduced the derivative liability, as discussed below. Through December 31, 2005, the Company had auto-converted the remaining principal amount of senior convertible notes into common stock. On June 27, 2005, the Company affected an auto-conversion of $18.8 million of principal amount on the senior convertible notes into 7,500,000 shares of common stock and issued 516,674 shares of common stock as make-whole interest payments, in accordance with the auto-conversion terms in the indenture. The make-whole payment reduced the derivative liability by $3.1 million, which represented the cash value of the make-whole payment, and increased interest expense by $0.6 million, which represents the beneficial conversion feature. The beneficial conversion feature is the result of the fair value of the 516,674 shares of common stock on the commitment date exceeding the stock value as defined by the auto-conversion provisions. On July 12, 2005, the Company affected an auto-conversion of $15.4 million of principal amount on the senior convertible notes into 6,140,000 shares of common stock and issued 381,831 shares of common stock as make-whole interest payments, in accordance with the auto-conversion terms summarized above. The make-whole payment eliminated the derivative liability, which represented the cash value of the make-whole payment provision, and increased interest expense by approximately $0.9 million, which represented the beneficial conversion feature. The beneficial conversion feature is the result of the fair value of the 381,831 shares of common stock on the commitment date exceeding the stock value as defined by the auto-conversion provisions. In addition, a portion of the discount on debt of $1.0 million was reduced through additional paid-in capital.

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

ViroPharma Incorporated

Notes to the Consolidated Financial Statements (continued)

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

In addition, in 2005, the remaining $3.2 million of long-term finance costs was reduced through additional paid-in capital upon conversions. These long-term finance costs provided an income tax benefit of $1.4 million, which was recorded in 2006 as part of the provision to return adjustments.

Note 10.	Acquisition, License and Research Agreements

Vancocin Acquisition

In November 2004, the Company acquired all rights in the U.S. and its territories to manufacture, market and sell the oral capsule formulation of Vancocin, as well as rights to certain related Vancocin products, from Lilly. Oral Vancocin is a potent antibiotic approved by the FDA to treat antibiotic-associated pseudomembranous colitis caused by Clostridium difficile and enterocolitis caused by S. aureus (including methicillin-resistant strains). Lilly retained its rights to vancomycin outside of the U.S. and its territories in connection with this transaction.

Through this acquisition, the Company acquired certain know-how related to manufacturing of the product, the Vancocin trademark, starting material inventory, the active New Drug Application (NDA) for Vancocin as well as additional rights relating to the injectable and oral solution formulations of vancomycin. In addition, the Company received certain related intellectual property and other information and materials required to continue marketing the brand in the U.S. and its territories.

To acquire the rights to Vancocin, the Company paid an upfront cash payment of $116.0 million, comprised of $53.5 million from the Company’s existing cash and $62.5 million from the issuance of $62.5 million aggregate principal amount of Senior Notes and Warrants (see Note 9). The Company spent approximately $2.0 million in fees related to this transaction. In addition, Lilly is entitled to additional payments on annual net sales of Vancocin within certain defined levels of sales occurring between 2005 and 2011 (see Note 6). In 2006 and 2005, the Company paid $6.6 million and $10.5 million, respectively, of these additional payments, which was accounted for as contingent consideration, increasing the carrying amount of the related intangible assets (see Note 6).

The Company recorded this transaction as an asset purchase with the purchase price and related transaction costs allocated to specific tangible and intangible assets acquired. The assets will be amortized over their related useful lives (see Note 6).

ViroPharma Incorporated

Notes to the Consolidated Financial Statements (continued)

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

In November 2004, the Company announced that Schering-Plough entered into a license agreement under which Schering-Plough has assumed responsibility for all future development and commercialization of pleconaril. Other than transitioning the technology to Schering-Plough, the Company will have no further continuing operational involvement with the development and commercialization of the intranasal formulation of pleconaril for the treatment of the common cold. Upon the effective date of the agreement, Schering-Plough paid the Company an initial license fee of $10.0 million, which was recorded as license fee and milestone revenue in 2004 consistent with the Company’s revenue recognition policy. As part of the agreement, Schering-Plough also purchased the Company’s existing inventory of bulk drug substance for an additional $6.0 million during January 2005. The Company reviewed the factors surrounding this purchase and determined that since title had not passed until 2005, the related revenue was recognized in the first quarter of 2005. The Company will also be eligible to receive up to an additional $65.0 million in milestone payments upon achievement of certain targeted regulatory and commercial events, as well as royalties on Schering-Plough’s sales of intranasal pleconaril in the licensed territories.

SIGA Agreement

During the third quarter of 2004, the Company sold certain of its non-core assets, including compounds, assays and other intellectual property related to the development of antiviral drugs targeting the smallpox virus and viral hemorrhagic fever viruses, to SIGA Technologies, Inc. (“SIGA”), a company that focuses on the development of products for the prevention and treatment of infectious diseases, with an emphasis on products for biological warfare defense. As consideration for such assets, SIGA paid the Company $1.0 million in cash and issued the Company one million shares of SIGA common stock. The shares received were accounted for as available-for-sale securities and recorded at fair value as part of short-term investments as of December 31, 2005 and 2004. The gain on sale of these assets recognized by the Company was $1.7 million on the date of this transaction, net of broker fees. During 2006, the Company sold all of the shares of SIGA and recorded an aggregate gain of $1.7 million.

GlaxoSmithKline Agreement

In August 2003, the Company announced the acquisition of worldwide rights (excluding Japan) from GlaxoSmithKline (GSK) to an antiviral compound (maribavir, or VP41263) that is an inhibitor of cytomegalovirus (CMV). The Company plans to advance maribavir initially for the prevention and treatment of CMV infection in transplant patients.

Under the terms of the agreement, the Company has exclusive worldwide rights (excluding Japan) to develop and commercialize maribavir (VP41263) for the prevention and treatment of cytomegalovirus infections related to transplant (including solid organ and hematopoietic stem cell transplantation), congenital transmission, and in patients with HIV infection. The Company will focus initially on patients who have received a hematopoietic stem cell (bone marrow) transplant, and are at risk for or have been infected with CMV. The Company paid GSK a $3.5 million up-front licensing fee and may pay additional milestones based upon the achievement of defined clinical development and regulatory events, if any. The Company also will pay royalties

ViroPharma Incorporated

Notes to the Consolidated Financial Statements (continued)

to GSK and its licensor on product sales in the U.S. and the rest of the world (excluding Japan). The $3.5 million up-front licensing fee was recorded as an acquisition of technology rights expense during 2003 as the underlying technology has not reached technological feasibility and has no alternative uses. In the third quarter of 2006, a milestone related to the initiation of the phase 3 study occurred and $3.0 million was charged to research and development and paid in February 2007. This amount is included in accrued expenses and other liabilities as of December 31, 2006.

Wyeth Agreement

In December 1999, the Company entered into a licensing agreement with Wyeth for the discovery, development and commercialization of hepatitis C drugs. In connection with the signing of the agreement, the Company received $5.0 million from Wyeth. This amount is non-refundable and a portion of it was recorded as deferred revenue at December 31, 1999. This revenue is being recognized as certain activities are performed by the Company over the estimated performance period. The original performance period was 5 years. In 2002, the Company and Wyeth extended the compound screening portion of the agreement by two years, and as a result the Company extended the performance period from 5 years to 7 years. The unamortized balance of the deferred revenue will be amortized over the balance of the extended performance period. Of this deferred revenue, the Company recognized $0.6 million as revenue in each 2006, 2005 and 2004. The revenue was fully amortized as of December 31, 2006, resulting in no deferred revenue on the consolidated balance sheet. In September 2006, the Company agreed to renew some limited preclinical screening activity with Wyeth. The amortization period was not extended to reflect this renewal as the economic benefit of the initial $5.0 million payment is no longer being earned and the Company’s involvement with the activity is de minimus.

If drug candidates are successfully commercialized, the Company has the right to co-promote the products and share equally in the net profits in the U.S. and Canada. The Company is entitled to milestone payments upon the achievement of certain development milestones and royalties for product sales, if any, outside of the U.S. and Canada.

In 2000, the Company sold an aggregate of 200,993 shares of common stock to Wyeth for aggregate proceeds of $6.0 million. The sales of common stock were as a result of progress made under the companies’ hepatitis C virus collaboration. In August 2006, Wyeth and the Company announced that data indicated that HCV-796 has achieved a “proof of concept” milestone under the companies’ agreements. In connection with meeting the proof of concept milestone, Wyeth purchased 981,836 shares of ViroPharma’s common stock for a purchase price of $10.0 million which represents the final stock purchase milestone outlined in the companies’ agreements.

In June 2003, the Company amended its collaboration agreement with Wyeth to, among other things, focus the parties’ screening activity on one target, to allocate more of the collaboration’s pre-development efforts to the Company (subject to the Company’s cost sharing arrangement with Wyeth for this work), and to clarify certain of the reconciliation and reimbursement provisions of the collaboration agreement. In addition, under the amended agreement both companies are permitted to work outside the collaboration on screening against targets other than the target being addressed by each company under the collaboration. While, in connection with the Company’s restructuring in January 2004, it agreed with Wyeth that both parties would cease screening compounds against HCV under the collaboration, in September 2006, the Company agreed to renew some limited preclinical screening activity with Wyeth. During the term of the agreement, the two parties will work exclusively with each other on any promising compounds and in one particular HCV target.

ViroPharma Incorporated

Notes to the Consolidated Financial Statements (continued)

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

Note 11.	Stockholder’s Equity

Preferred Stock

The Company’s Board of Directors has the authority, without action by the holders of common stock, to issue up to 4,800,000 shares of preferred stock from time to time in such series and with such preference and rights as it may designate.

The Company adopted a Stockholders’ Rights Plan (the “Plan”) in September 1998. In connection with the Plan, the Company designated from its Preferred Stock, par value $.001 per share, Series A Junior Participating Preferred Stock, par value $.001 per share (the “Series A Preferred Shares”), and reserved 200,000 Series A Preferred Shares for issuance under the Plan, which the Board has the authority to modify when deemed necessary. The Company declared a dividend distribution of one right for each outstanding share of common stock. The rights entitle stockholders to purchase one one-hundredth of a share of Series A Junior Participating Preferred Stock. The rights expire in 2008. Each holder of a right, other than the acquiring person, would be entitled to purchase $250 worth of common stock of the Company for each right at the exercise price of $125 per right, which would effectively enable such rights holders to purchase common stock at one-half of the then current price. At December 31, 2006, the rights were neither exercisable nor traded separately from the Company’s common stock, and become exercisable only if a person or group becomes the beneficial owner of 20% or more of the Company’s common stock or announces a tender offer which would result in ownership of 20% or more of the Company’s common stock.

Common Stock

In July 2001, the Company filed a Form S-3 universal shelf registration statement with the Securities and Exchange Commission (the “SEC”) for the registration and potential issuance of up to $300 million of the Company’s securities, of which $39 million remained at December 31, 2006. On October 19, 2001 the SEC declared the registration statement effective.

In December 2005, the Company entered into an underwriting agreement with Goldman, Sachs & Co., Piper Jaffray, Lazard Capital Markets and SG Cowen & Co. for the sale of 10,350,000 shares of its common stock at $16.75 per share. The sale was completed on December 12, 2005 and net proceeds from the sale were approximately $163.5 million.

In August 2006, Wyeth and the Company announced that data indicated that HCV-796 has achieved a “proof of concept” milestone under the companies’ agreements. In connection with meeting the proof of concept milestone, Wyeth purchased 981,836 shares of ViroPharma’s common stock for a purchase price of $10.0 million which represents the last of three stock purchases outlined in the companies’ agreements. The price per share of $10.19 for the stock was based on a premium to a trailing average price for 20 days starting five business days prior to the closing date, which was August 16, 2006. This purchase was recorded to common stock and additional paid-in-capital.

ViroPharma Incorporated

Notes to the Consolidated Financial Statements (continued)

Note 12.	Equity Compensation Plans

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

In accordance with Staff Accounting Bulletin No. 107 (“SAB 107”) issued in March 2005, share-based payment expense has been included in both research and development expense (“R&D”) and marketing, general and administrative expense (“MG&A”). Share-based compensation expense consisted of the following for the year ended December 31, 2006:

(in thousands) Plan	R&D	MG&A	Total
Employee Stock Option Plans	$1,225	$3,784	$5,009
Employee Stock Purchase Plan	26	20	46
Non-employee Stock Options	(57)	—	(57)

Total	$1,194	$3,804	$4,998

In the table above, MG&A includes approximately $300,000 of compensation cost due to accelerating the vesting on an employee’s stock option grant in the third quarter of 2006. No amounts of share-based compensation cost have been capitalized into inventory or other assets during the year ended December 31, 2006.

As a result of adopting SFAS 123R, the Company’s income before income taxes and net income for the year ended December 31, 2006 were $5.0 million and $3.1 million lower, respectively, than if it had continued to account for share-based compensation under APB No. 25. Basic and diluted earnings per share for the year ended December 31, 2006 would have been $1.01 per share and $1.00 per share, respectively, if the Company had not adopted SFAS 123R, compared to reported basic and diluted earnings per share of $0.97 and $0.95 per share, respectively.

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

ViroPharma Incorporated

Notes to the Consolidated Financial Statements (continued)

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

Options granted during the 2006, 2005 and 2004 had weighted average fair values of $11.86, $4.43 and $2.68 per option. The fair value of each option grant was estimated throughout the year using the Black-Scholes option-pricing model using the following assumptions for the Plans:

	2006	2005	2004
Expected dividend yield	—	—	—
Range of risk free interest rate	4.3% – 5.1%	3.7% – 4.4%	3.3% – 4.2%
Weighted-average volatility	103.0%	127.3%	131.1%
Range of volatility	95.4% – 136.4%	102.0% – 140.0%	127.1% – 144.7%
Range of expected option life (in years)	4.08 – 6.25	4.00 – 10.00	5.75 – 5.75

Risk free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. Volatility is based on the Company’s historical stock price using the expected life of the grant. Expected life is based upon the short-cut method permitted under SAB 107.

Prior to adopting SFAS 123R, if the Company had determined compensation cost for options granted based on their fair value at the grant date under SFAS 123, the Company’s net income and net income per share for the periods ended December 31, 2005 and 2004 would have been adjusted as indicated below (forfeitures are accounted for as they occurred and no amounts of compensation expense have been capitalized into inventory or other assets, but instead are considered period expenses in the pro forma amounts):

(in thousands, except per share data)	2005	2004
Net income (loss):
As reported	$113,705	$(19,534)
Add: stock-based employee compensation expense included in net income	4	378
Deduct: total stock-based employee compensation expense determined under the fair-value-based method for all employee and director awards	(1,418)	(2,992)

Pro forma under SFAS 123	$112,291	$(22,148)

Net income per share:
Basic, as reported	$2.56	$(0.73)

Basic, pro forma under SFAS 123	$2.53	$(0.83)

Diluted, as reported	$2.02	$(0.73)

Diluted, pro forma under SFAS 123	$2.00	$(0.83)

ViroPharma Incorporated

Notes to the Consolidated Financial Statements (continued)

In May 2006, stockholders of the company approved an amendment to the 2005 Plan to increase the number of shares available for issuance under the plan by an additional 2,000,000 shares. As of December 31 2006, there were 1,997,537 shares available for grant under the Plans. The following table lists the balances available by Plan at December 31, 2006:

	1995 Plan	2001 Plan	2005 Plan	Combined
Number of shares authorized	4,500,000	500,000	2,850,000	7,850,000
Number of options granted since inception	(6,997,515)	(991,600)	(1,205,500)	(9,194,615)
Number of options cancelled since inception	2,915,533	759,837	84,800	3,760,170
Number of shares expired	(418,018)	—	—	(418,018)

Number of shares available for grant	—	268,237	1,729,300	1,997,537

The following table lists option grant activity for the year ended December 31, 2006:

	Share Options	Weighted average exercise price per share
Balance at December 31, 2003	3,825,760	$10.63
Granted	1,007,800	3.01
Exercised	(279,480)	0.90
Cancelled	(1,851,909)	11.72

Balance at December 31, 2004	2,702,171	8.05
Granted	1,094,920	5.40
Exercised	(540,986)	2.74
Cancelled	(121,900)	9.01

Balance at December 31, 2005	3,134,205	8.00
Granted	1,163,500	14.25
Exercised	(209,774)	3.87
Forfeited	—	—
Expired	(168,509)	11.55

Balance at December 31, 2006	3,919,422	$9.93

The total intrinsic value of share options exercised during the year ended December 31, 2006, 2005 and 2004 was approximately $1.9 million, $5.8 million, and $0.4 million, respectively. The Company received approximately $0.8 million for stock options exercises during the year ended December 31, 2006.

The Company has 3.9 million option grants outstanding at December 31, 2006 with exercise prices ranging from $0.99 per share to $38.70 per share and a weighted average remaining contractual life of 7.26 years. The following table lists the outstanding and exercisable option grants as of December 31, 2006:

	Number of options	Weighted average exercise price	Weighted average remaining contractual term (years)	Aggregate intrinsic value (in thousands)
Outstanding	3,919,422	$9.93	7.26	$26,033
Exercisable	1,766,048	$10.59	5.62	$12,194

ViroPharma Incorporated

Notes to the Consolidated Financial Statements (continued)

As of December 31, 2006, there was $12.7 million of total unrecognized compensation cost related to unvested share-based payments (including share options) granted under the Plans. That cost is expected to be recognized over a weighted-average period of 1.4 years. The total fair value of shares vested in the year ended December 31, 2006 was $4.6 million.

Employee Stock Purchase Plan

In 2000, the stockholders of the Company approved an employee stock purchase plan. A total of 300,000 shares originally were available under this plan. Since inception of the plan, the stockholders of the Company approved an amendment to the plan to increase the number of shares available for issuance under the plan by 300,000 shares. Under this plan, 14,395, 15,894 and 16,273 shares were sold to employees during 2006, 2005 and 2004. As of December 31, 2006 there are approximately 293,180 shares available for issuance under this plan.

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

During 2006, the Company received approximately $106,000 related to the employee stock purchase plan. The fair value of the share-based payments was approximately $47,000. The fair value was estimated using the Type B model provided by SFAS 123R, with the following assumptions:

	2006 Plan Period Two	2006 Plan Period One
Expected dividend yield	—	—
Risk free interest rate	5.3%	4.4%
Volatility	78.6%	84.2%
Expected option life (in years)	0.50	0.50

Under Plan Period Two, 7,322 shares were sold to employees on December 31, 2006 at $7.36 per share, which represents the closing price on the offer commencement date of $8.62 per share at 85%.

Under Plan Period One, 7,073 shares were sold to employees on June 30, 2006 at $7.33 per share, which represents the closing price on the offer termination date of $8.62 per share at 85%.

Non-employee Stock Options

In connection with the adoption of SFAS 123R on January 1, 2006, the Company reclassified approximately $116,000 from additional paid-in capital to a current liability for 9,000 shares related to outstanding stock options issued to non-employees in accordance with EITF Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock. As required by SFAS 123R, the Company remeasured the fair value of these options to approximately $56,000 as of December 31, 2006, which reduced compensation expense by approximately $60,000 in the year ended December 31, 2006. At the time of grant, the value of these options had been recorded as an expense and an increase in additional paid-in capital in accordance with APB No. 25.

ViroPharma Incorporated

Notes to the Consolidated Financial Statements (continued)

The fair value of the non-employee share options was estimated using the Black-Scholes option-pricing model using the following range of assumptions:

	December 31, 2006	January 1, 2006
Expected dividend yield	—	—
Range of risk free interest rate	4.7% – 5.1%	4.4% – 4.4%
Weighted average volatility	87.9%	101.0%
Range of volatility	45.4% –97.4%	78.1% –112.6%
Contractual option life (in years)	0.55 – 5.01	1.55 – 6.01

There were no non-employee share options vested or exercised during the year ended December 31, 2006 or 2005. Shares issued to non-employees upon exercise of stock options are new shares.

Note 13.	Income Taxes

For the year ended December 31, 2004, the Company had no income tax expense or benefit.

For the years ended December 31, 2006 and 2005, the following table summarizes the components of income before income taxes and the provision (benefit) for income taxes:

(in thousands)	Year ended December 31, 2006	Year ended December 31, 2005
Income before income taxes	$108,528	$75,900

(Benefit) expense for income taxes:
Current:
Federal	$18,602	$7,797
State and local	3,873	2,153

Subtotal	22,475	9,950

Deferred:
Federal	18,126	(44,196)
State and local	1,261	(3,559)

Subtotal	19,387	(47,755)

Income tax expense	$41,862	$(37,805)

The effective income tax rate was 38.6% and benefit of 49.8% for the years ended December 31, 2006 and 2005, respectively. The 2005 income tax amounts are not comparable to 2006 as the Company released a portion of the valuation allowance to establish deferred tax assets in 2005. In addition to federal and state income tax at statutory rates and the effects of various permanent differences included in all periods for which income tax expense is reported, our income tax expense of $41.9 million for the year ended December 31, 2006 also includes the impact of provision to return adjustments and the impact of adjustments to state apportionment rates.

ViroPharma Incorporated

Notes to the Consolidated Financial Statements (continued)

For the year ended December 31, 2006 and 2005, the following table summarizes the principal elements of the difference between the effective income tax rate and the federal statutory income tax rate:

	Year ended December 31, 2006	Year ended December 31, 2005
U.S. federal statutory income tax rate	35.0%	35.0%
State and local income benefit, net of federal income tax effect	3.1	(1.2)
Share-based compensation	0.7	—
Derivative mark to market on convertible notes	—	1.9
Interest on convertible notes	—	0.9
Conversions of convertible notes	—	1.2
Change in valuation allowance	—	(87.6)
Other	(0.2)	—

Effective income tax expense rate	38.6%	(49.8)%

The following table summarizes the change in the valuation allowance:

(in thousands)	December 31, 2006	December 31, 2005
Valuation allowance at beginning of year	$49,060	$122,529
Credited to expense	(782)	(72,300)
Credited to additional paid-in-capital	—	(1,169)

Valuation allowance at end of year	$48,278	$49,060

In 2006, the $0.8 million of the valuation allowance credited to expense primarily relates to the impact of provision to return adjustments. In 2005, the reductions related to considerations of the level of past and future taxable income, the utilization of the carryforwards and other factors. Based upon these considerations, the Company credited to expense a reduction to the valuation allowance of $72.3 million in the fourth quarter of 2005, $24.5 million of which related to 2005. The remaining $47.8 million related to the portion of deferred tax assets that management believed was more likely than not will be realized in future periods.

In 2006 and 2005, the Company also recorded $0.7 million and $2.0 million related to current stock option tax benefits allocated directly to stockholders’ equity.

ViroPharma Incorporated

Notes to the Consolidated Financial Statements (continued)

The following table summarizes the components of deferred income tax assets and liabilities:

(in thousands)	December 31,
	2006	2005
Deferred tax assets:
Net operating loss carryforwards	$40,276	$50,568
Capitalized research and development costs	28,989	37,014
Research and development credit carryforward	8,415	9,158
Non-deductible reserves	1,423	1,278
Depreciation and amortization	145	366
Other	1,254	394

Subtotal	80,502	98,778
Valuation allowance	(48,278)	(49,060)

Deferred tax assets	32,224	49,718

Deferred tax liabilities:
Intangible amortization	2,322	1,127
Prepaid expenses	770	72

Deferred tax liabilities	3,092	1,199

Net deferred tax assets	$29,132	$48,519

Due to the uncertainty of the Company’s ability to realize the benefit of all of the deferred tax assets, the deferred tax assets are partially offset by a valuation allowance. The Company believes that it is more likely than not that the remaining net deferred tax assets will be utilized in future periods.

The following table indicates where net deferred income taxes have been classified in the Consolidated Balance Sheet:

(in thousands)	December 31, 2006	December 31, 2005
Deferred income tax assets—current	$9,225	$11,644
Deferred income tax assets—non-current	19,907	36,875

Net deferred income tax assets	$29,132	$48,519

The following table summarizes carryforwards of net operating losses and tax credits as of December 31, 2006.

(in thousands)	Amount	Expiration
Federal net operating losses	$87,964	2021 to 2024
State net operating losses	146,127	2007 to 2024
Research and development credits	8,415	2009 to 2024

ViroPharma Incorporated

Notes to the Consolidated Financial Statements (continued)

Note 14.	Earnings per share

	For the years ended December 31,
(in thousands, except per share data)	2006	2005	2004
Basic Earnings Per Share
Net income (loss)	$66,666	$113,705	$(19,534)
Common stock outstanding	68,990	44,334	26,578

Basic net income (loss) per share	$0.97	$2.56	$(0.73)

Diluted Earnings Per Share
Net income (loss)	$66,666	$113,705	$(19,534)
Add interest expense on senior convertible notes	—	2,641	—

Diluted net income (loss)	$66,666	$116,346	$(19,534)
Common stock outstanding	68,990	44,334	26,578
Add shares on senior convertible notes	—	11,959	—
Add "in-the-money" stock options	1,348	1,317	—

Common stock assuming conversion and stock option exercises	70,338	57,610	26,578

Diluted net income (loss) per share	$0.95	$2.02	$(0.73)

For the year ended December 31, 2006, diluted net income per share of $0.95 excludes approximately 2.6 million shares related to stock options that were not “in-the-money” as of December 31, 2006. For the year ended December 31, 2005, diluted net income per share of $2.02 excludes approximately 938,000 potentially dilutive common shares related to the subordinated convertible notes as their effect would be anti-dilutive and approximately 830,000 potentially dilutive common shares related to stock options that were not “in-the-money” as of December 31, 2005. For the year ended December 31, 2004, diluted net loss per share of $0.73 is calculated using basic common shares outstanding since including potentially dilutive common shares of 2.7 million would be anti-dilutive.

Note 15.	401(k) Employee Savings Plan

In 1998, the Company adopted a new 401(k) Employee Savings Plan (the “401(k) Plan”) available to all employees meeting certain eligibility criteria. The 401(k) Plan permits participants to contribute up to 92% of their compensation not to exceed the limits established by the Internal Revenue Code. Participants are always fully vested in their contributions. The Company matches of 25% on the first 6% of participating employee contributions. The Company contributed approximately $81,000, $47,000 and $60,000 to the 401(k) Plan in each of the years ended December 31, 2006, 2005 and 2004, respectively. The Company’s contributions are made in cash. The Company’s common stock is not an investment option available to participants in the 401(k) Plan.

Note 16.	Commitments and Contingencies

As of December 31, 2006, the Company leased 33,000 square feet in Exton, Pennsylvania for its marketing, development and corporate activities under an operating lease expiring in 2017. The total remaining obligation under this lease was $7.5 million. In January 2007, the Company purchased the facility and terminated the operating lease. See Note 19.

ViroPharma Incorporated

Notes to the Consolidated Financial Statements (continued)

The Company’s future minimum lease payments under the Company’s other operating leases related to equipment for years subsequent to December 31, 2006 are as follows (in thousands):

Year ending December 31,	Commitments
2007	$73
2008	45
2009	36
Thereafter	0

Total minimum payments	$154

Rent expense for the years ended December 31, 2006, 2005, and 2004 aggregated $0.7 million, $0.7 million and $0.9 million, respectively.

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

Note 17.	Restructuring

2006 Actions

There were no restructuring actions in 2006.

2005 Actions

There were no restructuring actions in 2005.

2004 Actions

In January 2004, the Company announced that it had restructured its organization to focus its resources on the advancement and development of later stage products. As a result of this restructuring, the Company reduced its workforce by 70% from December 2003 levels. This reduction was the result of the Company discontinuing its early stage activities, including discovery research and most internal preclinical activities, and reductions in clinical development and general and administrative personnel. During 2004, the Company included $9.2 million of severance and asset impairment costs related to this restructuring in the consolidated financial statements. The following table reflects the charges recorded during the year ended December 31, 2004:

(in thousands)	Research and Development	G&A	Total
Severance	$3,579	$922	$4,501
Asset impairments	—	5,169	5,169
Additional proceeds from the sale of unused fixed assets	—	(422)	(422)

Total	$3,579	$5,669	$9,248

All restructuring obligations were paid by the end of 2004.

ViroPharma Incorporated

Notes to the Consolidated Financial Statements (continued)

Note 18.	Supplemental Cash Flow Information

(in thousands)	Year ended December 31,
	2006	2005
Supplemental disclosure of non-cash transactions:
Unrealized gains (losses) on available for sale securities	$407	$(497)
Initial recognition of liability classified share-based awards	116	—
Liability classified share-based compensation benefit	60	—
Non-cash conversion of senior convertible notes, net of non-cash costs of $11,219	—	63,781
Non-cash debt discount upon issuance of senior convertible notes	—	8,587
Non-cash conversion of senior notes to senior convertible notes	—	62,500
Issuance of stock for make-whole payments on auto conversions	—	5,649
Non-cash interest expense for beneficial conversion on make-whole payments	—	1,489
Write-off of accrued interest to additional paid-in capital for auto conversions	—	766
Supplemental disclosure of cash flow information:
Cash paid for interest	$2,368	$7,410
Cash paid for taxes	18,595	9,532

Note 19.	Subsequent Events

On December 22, 2006, the Company entered into an agreement to purchase the facility in Exton, Pennsylvania for $7.65 million, which was funded from available cash. On January 30, 2007, the purchase was finalized and the operating lease was terminated. In the first quarter of 2007, in connection with recording the acquisition of the building, the Company will also write off the deferred rent of $0.5 million, which was included as a current liability as of December 31, 2006.

ViroPharma Incorporated

Notes to the Consolidated Financial Statements (continued)

Note 20.	Quarterly Financial Information (unaudited)

This table summarizes the unaudited consolidated financial results of operations for the quarters ended (amounts in thousands except per share data):

	March 31,	June 30,	September 30,	December 31,
2006 Quarter Ended
Net product sales	$29,233	$43,825	$55,105	$38,454
Total revenues	29,374	43,966	55,246	38,595
Gross product margin(1)	23,559	37,401	50,237	36,436
Operating expenses	15,929	18,124	20,785	13,537
Income tax expense	5,487	10,574	13,874	11,927
Net income	8,188	17,203	23,278	17,997
Basic net income per share(2)	$0.12	$0.25	$0.34	$0.26
Diluted net income per share(2)	$0.12	$0.25	$0.33	$0.25

2005 Quarter Ended
Net product sales	$21,055	$28,824	$35,657	$40,317
Total revenues	27,196	28,965	35,798	40,458
Gross product margin(1)	17,441	24,394	30,647	35,342
Operating expenses	9,810	10,259	11,940	12,263
Income tax expense (benefit)	—	3,813	3,292	(44,910)
Net income	17,374	4,981	18,652	72,698
Basic net income per share(2)	$0.64	$0.15	$0.33	$1.21
Diluted net income per share(2)	$0.36	$0.11	$0.31	$1.17

(1)	Gross product margin is calculated as net product sales less cost of sales.
(2)	Net (loss) income per share amounts will not agree to the per share amounts for the full year due to the use of weighted average shares for each period.

The quarterly fluctuations during the year ended 2006 in net product sales and gross product margin are related to the wholesalers purchasing decisions, particularly during the third quarter. During the third and fourth quarter of 2006, the Company delayed orders based on the knowledge that wholesalers were ordering in excess of retail demand, as they anticipated the implementation of price increases.