Form 10-Q
period 2007-03-31
VIROPHARMA INC
filed 2007-05-02
CIK 946840

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

or

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

Number of shares outstanding of the issuer’s Common Stock, par value $.002 per share, as of April 27, 2007: 69,792,522 shares.

VIROPHARMA INCORPORATED

ViroPharma Incorporated

Condensed Consolidated Balance Sheet

(unaudited)

(in thousands, except share and per share data)	March 31, 2007	December 31, 2006
Assets
Current assets:
Cash and cash equivalents	$252,052	$51,524
Short-term investments	228,574	203,885
Accounts receivable, net	22,983	9,447
Inventory	5,771	4,760
Interest receivable	3,564	3,290
Prepaid expenses and other	1,481	2,027
Income taxes receivable	—	80
Deferred income taxes	9,154	9,225

Total current assets	523,579	284,238
Intangible assets, net	121,656	122,672
Property, plant and equipment, net	11,037	2,828
Deferred income taxes	14,191	19,907
Debt issue costs, net	8,162	—
Other assets	—	49

Total assets	$678,625	$429,694

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,668	$2,743
Due to partners	1,033	783
Accrued expenses and other current liabilities	10,847	14,129
Income taxes payable	1,356	140

Total current liabilities	15,904	17,795
Long-term debt	250,000	—

Total liabilities	265,904	17,795

Commitments and Contingencies

Stockholders’ equity:
Preferred stock, par value $0.001 per share. 5,000,000 shares authorized; Series A convertible participating preferred stock; no shares issued and outstanding	—	—
Series A junior participating preferred stock, par value $0.001 per share. 200,000 shares designated; no shares issued and outstanding	—	—
Common stock, par value $0.002 per share. 100,000,000 shares authorized; issued and outstanding 69,792,027 shares at March 31, 2007 and 69,769,886 shares at December 31, 2006	140	140
Additional paid-in capital	487,068	508,436
Accumulated other comprehensive income	189	57
Accumulated deficit	(74,676)	(96,734)

Total stockholders’ equity	412,721	411,899

Total liabilities and stockholders’ equity	$678,625	$429,694

See accompanying notes to unaudited consolidated financial statements.

ViroPharma Incorporated

Consolidated Statements of Operations

(unaudited)

	Three months ended March 31,
(in thousands, except per share data)	2007	2006
Revenues:
Net product sales	$49,029	$29,233
License fee and milestone revenue	—	141

Total revenues	49,029	29,374

Costs and Expenses:
Cost of sales	2,230	5,674
Research and development	5,529	3,660
Marketing, general and administrative	6,973	5,320
Intangible amortization	1,376	1,275

Total costs and expenses	16,108	15,929

Operating income	32,921	13,445

Other Income (Expense):
Loss on bond redemption	—	(1,127)
Interest income	3,580	2,222
Interest expense	(92)	(865)

Income before income tax expense	36,409	13,675

Income tax expense	14,351	5,487

Net income	$22,058	$8,188

Net income per share:
Basic	$0.32	$0.12
Diluted	$0.31	$0.12

Shares used in computing net income per share:
Basic	69,769	68,565
Diluted	71,547	70,268

See accompanying notes to unaudited consolidated financial statements.

ViroPharma Incorporated

Consolidated Statements of Stockholders’ Equity

(unaudited)

	Preferred Stock		Common Stock
(in thousands)	Number of shares	Amount	Number of shares	Amount	Additional paid-in capital	Accumulated other comprehensive income	Accumulated deficit	Total stockholders’ equity
Balance, December 31, 2006	—	$—	69,770	$140	$508,436	$57	$(96,734)	$411,899
Exercise of common stock options	—	—	22	—	244	—	—	244
Issuance of common stock	—	—	—	—	11	—	—	11
Share-based compensation	—	—	—	—	1,588	—	—	1,588
Cost of call spread options, net	—	—	—	—	(23,250)	—	—	(23,250)
Unrealized gain on available for sale securities, net of income tax	—	—	—	—	—	132	—	132
Stock option tax benefits	—	—	—	—	39	—	—	39
Net income	—	—	—	—	—	—	22,058	22,058

Balance, March 31, 2007	—	$—	69,792	$140	$487,068	$189	$(74,676)	$412,721

See accompanying notes to unaudited consolidated financial statements.

ViroPharma Incorporated

Consolidated Statements of Cash Flows

(unaudited)

	Three months ended March 31,
(in thousands)	2007	2006
Cash flows from operating activities:
Net income	$22,058	$8,188
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on bond redemption	—	1,127
Non-cash share-based compensation expense	1,588	929
Non-cash interest expense	13	75
Deferred tax provision	5,787	2,232
Depreciation and amortization expense	1,576	1,388
Changes in assets and liabilities:
Accounts receivable	(13,536)	1,177
Inventory	(1,011)	729
Other current assets	546	(703)
Other assets	49	—
Accounts payable	(75)	(5,497)
Due to partners	250	—
Accrued expenses and other current liabilities	(3,642)	(8,825)
Deferred revenue	(274)	(141)
Income taxes receivable/payable	1,296	2,881
Other liabilities	—	181

Net cash provided by operating activities	14,625	3,741

Cash flows from investing activities:
Purchase of property, plant and equipment	(8,409)	(1,277)
Purchases of short-term investments	(178,597)	(401,176)
Maturities of short-term investments	154,040	331,789

Net cash (used in) investing activities	(32,966)	(70,664)

Cash flows from financing activities:
Net proceeds from the issuance of senior convertible notes	241,825	—
Net purchase of call spread transactions	(23,250)	—
Redemption of subordinated convertible notes	—	(79,596)
Net proceeds from issuance of common stock	255	6
Excess tax benefits from share-based payment arrangements	39	164

Net cash provided by (used in) financing activities	218,869	(79,426)

Net increase (decrease) in cash and cash equivalents	200,528	(146,349)

Cash and cash equivalents at beginning of period	51,524	232,195

Cash and cash equivalents at end of period	$252,052	$85,846

See accompanying notes to unaudited consolidated financial statements.

ViroPharma Incorporated

Notes to the Unaudited Consolidated Financial Statements

Note 1. Organization and Business Activities

ViroPharma Incorporated and subsidiaries (“ViroPharma” or the “Company”) is a biopharmaceutical company dedicated to the development and commercialization of products that address serious infectious diseases, with a focus on products used by physician specialists or in hospital settings. The Company intends to grow through sales of its marketed product, Vancocin, through continued development of its product pipeline and through potential acquisition or licensing of products or acquisition of companies.

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

Basis of Presentation

The consolidated financial information at March 31, 2007 and for the three months ended March 31, 2007 and 2006, is unaudited but includes all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary to state fairly the consolidated financial information set forth therein in accordance with accounting principles generally accepted in the United States of America. The interim results are not necessarily indicative of results to be expected for the full fiscal year. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2006 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission.

Adoption of Standards

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertain Tax Positions, (“FIN 48”) to clarify the criteria for recognizing tax benefits related to uncertain tax positions under SFAS No. 109, Accounting for Income Taxes, and to require additional financial statement disclosure. FIN 48 requires that the Company recognize in its consolidated financial statements, the impact of a tax position if that position is more likely than not to be sustained upon examination, based on the technical merits of the position. Adoption of FIN 48 as of January 1, 2007 is reflected in Note 8.

In September 2006, the FASB issued FASB Staff Position (“FSP”) AUG AIR-1, Accounting for Planned Major Maintenance Activities, that prohibits the use of the accrue-in-advance method of accounting for planned major maintenance activities. The Company adopted this FSP as of January 1, 2007 with no impact on operating results or financial position.

Reclassification

Certain prior year amounts have been reclassified to conform to the current year presentation. Specifically, certain expenses were reclassified within operating expenses.

ViroPharma Incorporated

Notes to the Unaudited Consolidated Financial Statements (continued)

Note 2. Short-Term Investments

Short-term investments consist of fixed income securities with remaining maturities of greater than three months at the date of purchase and debt securities. At March 31, 2007 and December 31, 2006, all of the investments were classified as available for sale investments.

The following summarizes the available for sale investments at March 31, 2007 and December 31, 2006:

(in thousands)	Cost	Gross unrealized gains	Gross unrealized losses	Fair value
March 31, 2007
Certificates of deposit	$300	$—	$—	$300
Debt securities:
US Treasury and other US Government Agencies	71,463	2	92	71,373
Foreign Governments	34,761	451	20	35,192
Corporate	121,765	4	60	121,709

	$228,289	$457	$172	$228,574

Maturities of investments were as follows:
Less than one year	$228,289	$457	$172	$228,574

December 31, 2006
Certificates of deposit	$300	$—	$—	$300
Debt securities:
US Treasury and other US Government Agencies	46,430	12	41	46,401
Foreign Governments	44,494	225	32	44,687
Corporate	112,577	16	96	112,497

	$203,801	$253	$169	$203,885

Maturities of investments were as follows:
Less than one year	$203,801	$253	$169	$203,885

Note 3. Inventory

Inventory is related to Vancocin and is stated at the lower of cost or market using the first-in first-out method. The following represents the components of the inventory at March 31, 2007 and December 31, 2006:

(in thousands)	March 31, 2007	December 31, 2006
Raw Materials	$3,510	$3,273
Finished Goods	2,261	1,487

Total	$5,771	$4,760

ViroPharma Incorporated

Notes to the Unaudited Consolidated Financial Statements (continued)

Note 4. Intangible Assets

The following represents the balance of the intangible assets at March 31, 2007:

(in thousands)	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
Trademarks	$12,039	$1,150	$10,889
Know-how	84,272	8,053	76,219
Customer relationship	38,198	3,650	34,548

Total	$134,509	$12,853	$121,656

The following represents the balance of the intangible assets at December 31, 2006:

(in thousands)	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
Trademarks	$12,007	$1,027	$10,980
Know-how	84,046	7,192	76,854
Customer relationship	38,096	3,258	34,838

Total	$134,149	$11,477	$122,672

In March 2006, as a result of OGD’s change in approach relating to generic bioequivalence determinations, we reviewed the value of the intangible asset and concluded that there was no impairment of the carrying value of the intangible assets or change to the useful lives as estimated at the acquisition date. Additionally, on an ongoing periodic basis, we evaluate the useful life of these intangible assets and determine if any economic, governmental or regulatory event has modified their estimated useful lives. This evaluation did not result in a change the life of the intangible assets during the quarter ended March 31, 2007. We will continue to monitor the actions of the OGD and consider the effects of our opposition efforts and the announcements by generic competitors or other adverse events for additional impairment indicators and we will reevaluate the expected cash flows and fair value of our Vancocin-related assets, as well as estimated useful lives, at such time.

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

As of March 31, 2007, the Company has paid an aggregate of $17.1 million to Lilly in additional purchase price consideration, as net sales of Vancocin surpassed the maximum obligation level of $65 million in 2005 and 2006. The $17.1 million payment was based upon 35% of $19 million in 2006 and 50% of $21 million in 2005. The Company accrued

ViroPharma Incorporated

Notes to the Unaudited Consolidated Financial Statements (continued)

approximately $360,000 of additional purchase price for the first quarter of 2007 as net sales of Vancocin surpassed the minimum obligation level of $48 million. The Company is obligated to pay Lilly additional amounts based on annual net sales of Vancocin as set forth below:

2007	35% payment on net sales between $48-65 million
2008 through 2011	35% payment on net sales between $45-65 million

No additional payments are due to Lilly on net sales of Vancocin below or above the net sales levels reflected in the above table.

Note 5. Property, Plant and Equipment

The increase in property, plant and equipment is primarily related to the purchase of the Company’s corporate headquarters in Exton, Pennsylvania for $7.65 million, which was funded from available cash. On January 30, 2007, the purchase was finalized and the operating lease was terminated. In connection with recording the acquisition of the building, the Company reduced the cost of the building by $0.5 million, which represented deferred rent, previously included as a current liability as of December 31, 2006.

Note 6. Long-Term Debt

On March 26, 2007, the Company issued $250.0 million of 2% senior convertible notes due March 2017 (the “senior convertible notes”) in a public offering. The $250.0 million includes an issuance pursuant to the underwriters’ exercise of an overalloment in the amount of $25.0 million that was closed concurrently on March 26, 2007. Net proceeds from the issuance of the senior convertible notes were $241.8 million. The senior convertible notes are unsecured unsubordinated obligations and rank equally with any other unsecured and unsubordinated indebtedness. Debt issuance costs of $8.2 million have been capitalized and are being amortized over the term of the senior convertible notes. The senior convertible notes are convertible into shares of the Company’s common stock at an initial conversion price of $18.87 per share. The senior convertible notes bear interest at a rate of 2% per annum, payable semi-annually in arrears on March 15 and September 15 of each year commencing on September 15, 2007. The senior convertible notes may only be converted: (i) anytime after December 15, 2016; (ii) during the five business-day period after any five consecutive trading day period (the “measurement period”) in which the price per note for each trading day of that measurement period was less than 98% of the product of the last reported sale price of our common stock and the conversion rate on each such day; (iii) during any calendar quarter (and only during such quarter) after the calendar quarter ending June 30, 2007, if the last reported sale price of our common stock for 20 or more trading days in a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter exceeds 130% of the applicable conversion price in effect on the last trading day of the immediately preceding calendar quarter; or (iv) upon the occurrence of specified corporate events. Upon conversion, holders of the senior convertible notes will receive shares of common stock, subject to ViroPharma’s option to irrevocably elect to settle all future conversions in cash up to the principal amount of the senior convertible notes, and shares for any excess. The senior convertible notes may be required to be repaid on the occurrence of certain fundamental changes, as defined in the senior convertible notes. As of March 31, 2007, the fair value of the $250.0 million convertible senior notes outstanding was approximately $254.7 million, based on the quoted market price.

Concurrent with the issuance of the senior convertible notes the Company purchased call options on its common stock in private transactions with Credit Suisse International, Credit Suisse, New York Branch, as agent for Credit Suisse International, and Wells Fargo Bank, National Association (the “call spread holders”). The call options allow ViroPharama to receive up to approximately 13.25 million shares of its common stock at $18.87 from the call spread holders, equal to the amount of common stock related to the excess conversion value that ViroPharama would pay to the holders of the senior convertible notes upon conversion. These call options will terminate upon the earlier of the maturity dates of the related senior convertible notes or the first day all of the related senior convertible notes are no longer outstanding due to conversion or otherwise. The cost of the call options, approximately $92.3 million, was recorded as a reduction to additional paid-in-capital.

In a separate transaction with the issuance of the senior convertible notes, ViroPharma sold warrants to Goldman Sachs and Credit Suisse (the “call spread holders”) to issue shares of its common stock at an exercise price of $24.92 per share. Pursuant to this transaction, warrants for approximately 13.25 million shares of ViroPharma’s common stock were issued. Proceeds received from the issuance of the warrants totaled approximately $69.0 million and were recorded as an increase to additional paid-in-capital. If we have insufficient shares of common stock available for settlement of the warrants, we may

ViroPharma Incorporated

Notes to the Unaudited Consolidated Financial Statements (continued)

issue shares of a newly created series of preferred stock in lieu of our obligation to deliver common stock. Any such preferred stock would be convertible into 10% more shares of our common stock than the amount of common stock we would otherwise have been obligated to deliver under the warrants.

Note 7. Share-based Compensation

In accordance with Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”), the Company recorded share-based compensation expense for the first quarter of 2007 and 2006 of $1.6 million and $0.9 million, respectively.

(in thousands)	Three months ended March 31,
	2007	2006
Research and development	$454	$216
Marketing, general and administrative	1,134	713

Total	$1,588	$929

Refer to Note 6 of the Company’s 2006 Annual Report on Form 10-K for information on the valuation and accounting for these plans.

Employee Stock Option Plans

The Company currently has three option plans in place: a 1995 Stock Option and Restricted Share Plan (“1995 Plan”), a 2001 Equity Incentive Plan (“2001 Plan”) and a 2005 Stock Option and Restricted Share Plan (“2005 Plan”) (collectively, the “Plans”).

The following table lists the balances available by Plan at March 31, 2007:

	1995 Plan	2001 Plan	2005 Plan	Combined
Number of shares authorized	4,500,000	500,000	2,850,000	7,850,000
Number of options granted since inception	(6,997,515)	(991,600)	(1,707,820)	(9,696,935)
Number of options cancelled since inception	2,930,533	759,837	102,550	3,792,920
Number of shares expired	(433,018)	—	—	(433,018)

Number of shares available for grant	—	268,237	1,244,730	1,512,967

The Company issued 502,320 stock options in the first quarter of 2007. The fair value of each option grant was estimated using the Black-Scholes option-pricing model using the following assumptions:

Expected dividend yield	—
Range of risk free interest rate	4.6% - 5.1%
Weighted-average volatility	94.5%
Range of volatility	94.5% - 94.6%
Range of expected option life (in years)	5.50 – 6.25

ViroPharma Incorporated

Notes to the Unaudited Consolidated Financial Statements (continued)

The Company has 4,368,392 million option grants outstanding at March 31, 2007 with exercise prices ranging from $0.99 per share to $38.70 per share and a weighted average remaining contractual life of 7.34 years. The following table lists the outstanding and exercisable option grants as of March 31, 2007:

	Number of options	Weighted average exercise price	Weighted average remaining contractual term (years)	Aggregate intrinsic value (in thousands)
Outstanding	4,368,392	$10.54	7.34	$25,067
Exercisable	2,168,310	$10.34	5.89	$14,759

As of March 31, 2007, there was $17.3 million of total unrecognized compensation cost related to unvested share-based payments (including share options) granted under the Plans. That cost is expected to be recognized over a weighted-average period of 1.63 years.

Employee Stock Purchase Plan

The Company has an employee stock purchase plan. Under this plan, no shares were sold to employees during the first quarter of 2007. During the years ended December 31, 2006 and 2005, 14,395 and 15,894 shares, respectively, were sold to employees. As of March 31, 2007 there are approximately 293,180 shares available for issuance under this plan.

Under this plan, there are two plan periods: January 1 through June 30 (“Plan Period One”) and July 1 through December 31 (“Plan Period Two”). For Plan Period One in 2007, the fair value of $27.1 million was estimated using the Type B model provided by SFAS 123R, with a risk free interest rate of 4.9%, volatility of 45.0% and an expected option life of 0.50 years. This fair value is being amortized over the six month period ending June 30, 2007.

Non-employee Stock Options

The Company remeasured the fair value of 9,000 options as of March 31, 2007, which resulted in no impact to compensation expense in the first quarter of 2007. The fair value of the non-employee share options was estimated at $56,000 using the Black-Scholes option-pricing model, with a risk free interest rate ranging from 4.5% to 5.1%, volatility ranging from 34.5% to 87.5%, weighted volatility of 70.5% and an expected option life ranging from 0.31 to 5.04 years.

There were no non-employee share options vested or exercised during the quarter ended March 31, 2007 or 2006.

Note 8. Income Tax Expense

On January 1, 2007, the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 clarifies the criteria for recognizing tax benefits related to uncertain tax positions under SFAS No. 109, Accounting for Income Taxes, and requires additional financial statement disclosure. FIN 48 requires that the Company recognizes in its consolidated financial statements, the impact of a tax position if that position is more likely than not to be sustained upon examination, based on the technical merits of the position. Adoption of FIN 48 had no impact on the Company’s consolidated results of operations and financial position.

Upon adoption, the Company identified $1.7 million of uncertain tax positions that the Company currently does not believe meet the more likely than not recognition threshold under FIN 48 to be sustained upon examination. Since these uncertain tax positions have not been utilized and had a full valuation allowance established, the Company reduced the gross deferred tax asset and valuation allowance by $1.7 million. This amount relates to unrecognized tax benefits that would impact the effective tax rate if recognized absent the valuation allowance. The Company does not expect any material increase or decrease in tax benefit in the next twelve months related to examinations or uncertain tax positions.

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction and various states. The Company is subject to U.S. federal or state income tax examinations by tax authorities for years after 2001. During the periods open to examination, the Company has utilized net operating loss and tax credit carry forwards that have attributes from closed periods. Since these NOLs and credit carry forwards were utilized in the open periods, they remain subject to examination.

ViroPharma Incorporated

Notes to the Unaudited Consolidated Financial Statements (continued)

The Company’s policy is to record interest and penalties on uncertain tax provisions as income tax expense. At March 31, 2007, the Company has no uncertain tax provisions and no amounts recorded for interest or penalties included in the financial statements.

Note 9. Comprehensive Income (Loss)

In the Company’s annual consolidated financial statements, comprehensive income (loss) is presented as a separate financial statement. For interim consolidated financial statements, the Company is permitted to disclose the information in the footnotes to the consolidated financial statements. The disclosures are required for comparative purposes. The only comprehensive income (loss) item the Company has is unrealized gains and losses on available for sale securities. The following reconciles net income (loss) to comprehensive income (loss) for the three months ended March 31, 2007 and 2006:

(in thousands)	Three months ended March 31,
	2007	2006
Net income	$22,058	$8,188
Other comprehensive:
Unrealized gains on available for sale securities	132	311

Comprehensive income	$22,190	$8,499

The unrealized gains are reported net of federal and state income taxes.

Note 10. Earnings per share

(in thousands, except per share data)	Three months ended March 31,
	2007	2006
Basic Earnings Per Share
Net income	$22,058	$8,188
Common stock outstanding (weighted average)	69,769	68,565

Basic net income per share	$0.32	$0.12

Diluted Earnings Per Share
Net income	$22,058	$8,188
Add interest expense on senior convertible notes, net of income tax	57	—

Diluted net income	$22,115	$8,188
Common stock outstanding (weighted average)	69,769	68,565
Add shares from senior convertible notes	883	—
Add “in-the-money” stock options	895	1,703

Common stock assuming conversion and stock option exercises	71,547	70,268

Diluted net income per share	$0.31	$0.12

The following common shares that are associated with stock options were excluded from the calculations as their effect would be anti-dilutive:

(in thousands)	Three months ended March 31,
	2007	2006
Common Shares Excluded	573	1,905

ViroPharma Incorporated

Notes to the Unaudited Consolidated Financial Statements (continued)

Note 11. Supplemental Cash Flow Information

	Three months ended March 31,
(in thousands)	2007	2006
Supplemental disclosure of non-cash transactions:
Employee share-based compensation	$1,588	$978
Liability classified share-based compensation benefit	—	(49)
Unrealized gains on available for sale securities	132	311
Initial recognition of liability classified share-based awards	—	116
Non-cash increase of intangible assets for Vancocin obligation to Lilly	360	—
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$7,299	$374
Cash paid for interest	—	2,368
Cash received for stock exercises and employee stock purchase plan	255	—

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Executive Summary

Since the beginning of 2007, we experienced the following:

Business Activities

CMV:

•	Continued recruitment into an ongoing phase 3 study of maribavir in patients undergoing allogeneic stem cell transplant.
•	Prepared for a second phase 3 study of maribavir in solid organ transplant patients.
•	Announced, in May 2007, decision to commercialize maribavir in Europe, independent of strategic partners.

HCV (with our partner Wyeth):

•	Continued recruitment into a phase 2 study of HCV-796 when dosed in combination with pegylated interferon and ribavirin.

Vancocin:

•	Prescriptions continued to increase, with a 12.9% increase compared to the first quarter of 2006

Operating Results

•	Increased working capital by $241.3 million to $507.7 million, primarily as a result of the issuance of senior convertible notes.

•	Increased net sales to $49.0 million, which was impacted by channel inventory reductions in 2006 compared to stable channel inventory in 2007.

Liquidity

•	Generated net cash from operating activities of $14.6 million.

•	Increased cash and cash equivalents and short-term investments by $225.2 million, primarily driven by the convertible debt offering which increased cash by $241.8 million, net of offering costs.

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

Results of Operations

Three-months ended March 31, 2007 and 2006

	For the three months ended March 31,
(in thousands, except per share data)	2007	2006
Net product sales	$49,029	$29,233
Total revenues	$49,029	$29,374
Gross product margin	$46,799	$23,559
Operating income	$32,921	$13,445
Net income	$22,058	$8,188
Net income per share:
Basic	$0.32	$0.12
Diluted	$0.31	$0.12

The increases in net income relate primarily to increased net sales and increased gross margin rates, offset primarily by increased development costs related to our CMV and HCV programs.

Revenues

Revenues consisted of the following:

	For the three months ended March 31,
(in thousands)	2007	2006
Net product sales	$49,029	$29,233
License fees and milestones revenues	—	141

Total revenues	$49,029	$29,374

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

During the quarter ended March 31, 2007, net sales of Vancocin increased 67.7% compared to the same period in 2006 primarily due to an increase in the number of units sold to wholesalers and the impact of price increases during 2007 and 2006. Our comparative period is also impacted by a decrease in wholesalers’ inventory levels during the 2006 period, as compared to the 2007 period where wholesalers’ inventory remained relatively constant. Based upon data reported by IMS Health Incorporated, prescriptions during the quarter ended March 31, 2007 exceeded prescriptions in the 2006 period by 12.9%.

Approximately 92% of our sales are to three wholesalers. Vancocin product sales are influenced by prescriptions and wholesaler forecasts of prescription demand, which could be at different levels from period to period. During the second quarter of 2006, we began receiving inventory data from two of our three largest wholesalers. We do not independently verify this data. Based on this inventory data, we believe as of March 31, 2007, the wholesalers did not have excess channel inventory.

Revenue—License fee and milestone revenues

License fee and milestone revenues in 2006 represent amortization of payments received under our agreement with Wyeth. There are no comparable amounts in 2007 as the amortization period ended in December 2006.

Our license fee and milestone revenues result from existing or future collaborations of development-stage products and currently vary greatly from period to period. See “Liquidity, Operating Cash Inflows” for additional information.

Cost of sales and gross product margin

	For the three months ended March 31,
(in thousands)	2007	2006
Net product sales	$49,029	$29,233
Cost of sales	2,230	5,674

Gross product margin	$46,799	$23,559

Vancocin cost of sales includes the cost of materials and distribution costs. Our gross product margin rate (net product sales less cost of sales as a percent of net product sales) for Vancocin increased in the quarter ended March 31, 2007 to 95.5% from 80.6% in the same period in 2006, which included $2.1 million of additional costs. This increase primarily results from the sale of units manufactured by OSG Norwich, which carry a lower inventory cost. The $2.1 million of additional costs in the first quarter of 2006 related to a portion of the November 2005 amendment to our manufacturing agreement with Lilly whereby we increased the amount of Vancocin that Lilly supplied to us, which increased our cost of sales in the first quarter of 2006, as specific higher cost units were sold.

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

Research and development expenses

For each of our research and development programs, we incur both direct and indirect expenses. Direct expenses include third party costs related to these programs such as contract research, consulting, cost sharing payments or receipts, and preclinical and development costs. Indirect expenses include personnel, facility, and other overhead costs. Due to recent advancements in our clinical development programs, we expect future costs to materially exceed current costs.

Research and development expenses were divided between our research and development programs in the following manner:

	For the three months ended March 31,
(in thousands)	2007	2006
Direct – Core programs
CMV	$2,957	$1,571
HCV	250	—
Vancocin / C. difficile	112	427
Indirect
Development	2,210	1,662

Total	$5,529	$3,660

Direct Expenses—Core Development Programs

Related to our CMV program, during the first quarter of 2007 we continued recruitment into an ongoing phase 3 study of maribavir in patents undergoing allogeneic stem cell transplant and prepared for a second phase 3 study of maribavir in solid organ transplant patients. During the first quarter of 2006 we concluded a preliminary analysis of data from our phase 2 clinical trial with maribavir and announced positive preliminary results demonstrating that maribavir significantly reduces CMV reactivation in patients who had undergone allogeneic stem cell transplantation.

Related to our HCV program, costs in 2007 primarily represent those paid to Wyeth in connection with our cost-sharing arrangement related to discovery for screening compounds against HCV. Development activity for our HCV product candidate, HCV-796, during the first quarter of 2007 included continued recruitment into a phase 2 study of HCV-796 when dosed in combination with pegylated interferon and ribavirin. During the first quarter of 2006, we initiated a phase 1b clinical trial of HCV-796 in combination with pegylated interferon. Wyeth pays a substantial portion of the collaboration’s predevelopment and development expenses.

Related to our Vancocin/C. difficile program, costs in 2007 and 2006 related to research and development activities, including costs related to non-toxigenic strains of C. difficile.

Anticipated fluctuations in future direct expenses are discussed under “Liquidity – Development Programs.”

Indirect Expenses

These costs primarily relate to the compensation of and overhead attributable to our development team, primarily due to increased personnel.

Marketing, general and administrative expenses

Marketing, general and administrative expenses increased $1.7 million for the first quarter of 2007 as compared to the first quarter of 2006. The largest contributors to this increase were legal and consulting costs ($0.7 million) and share-based compensation expense ($0.4 million). Other contributors included medical education, commercial related expenses, corporate franchise taxes, and business development costs, which collectively increased by $0.4 million. Included in the increased legal and consulting costs are expenses incurred related to our opposition to the attempt by the OGD regarding the conditions that must be met in order for a generic drug application to request a waiver of in-vivo bioequivalence testing for copies of Vancocin, which were $0.8 million in the first quarter of 2007 as compared to $0.4 million the same period in 2006. We anticipate that these additional legal and consulting costs will continue at the current level, or possibly higher, in future periods as we continue this opposition. During 2007, we anticipate to continue to increase spending in marketing, general and administrative expenses, driven by these additional legal and consulting costs, as well additional medical education expenses.

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

Intangible amortization for the quarters ended March 31, 2007 and 2006 were comparable at $1.4 million and $1.3 million, respectively. The first quarter of 2007 included approximately $35,000 for a cumulative adjustment, whereas the first quarter of 2006 did not include a cumulative adjustment.

In March 2006, as a result of OGD’s change in approach relating to generic bioequivalence determinations, we reviewed the value of the intangible asset and concluded that there was no impairment of the carrying value of the intangible assets or change to the useful lives as estimated at the acquisition date. Additionally, on an ongoing periodic basis, we evaluate the useful life of these intangible assets and determine if any economic, governmental or regulatory event has modified their estimated useful lives. This evaluation did not result in a change the life of the intangible assets during the quarter ended March 31, 2007. We will continue to monitor the actions of the OGD and consider the effects of our opposition efforts and the announcements by generic competitors or other adverse events for additional impairment indicators and we will reevaluate the expected cash flows and fair value of our Vancocin-related assets, as well as estimated useful lives, at such time.

Other Income (Expense)

Interest Income

Interest income for three months ended March 31, 2007 and 2006 was $3.6 million and $2.2 million. Interest income increased primarily due to increased short-term investments during the 2007 period and to a lesser extent, an increased rate of return.

Interest Expense

	For the three months ended March 31,
(in thousands)	2007	2006
Interest expense on 2% senior convertible notes	$79	$—
Interest expense on 6% subordinated convertible notes	—	790
Amortization of finance costs	13	75

Total interest expense	$92	$865

Interest expense and amortization of finance costs in 2007 relates entirely to the senior convertible notes issued on March 26, 2007, as described in Note 6 to the Unaudited Consolidated Financial Statements.

Interest expense and amortization of finance costs in 2006 relates entirely to the subordinated convertible notes, which were redeemed on March 1, 2006.

Income Tax Expense

Our effective income tax rate was 39.4% and 40.1% for the quarters ended March 31, 2007 and 2006, respectively. Our income tax expense includes federal and state income tax at statutory rates and the effects of various permanent differences. The first quarter of 2006 also included the impact of adjustments to prior state apportionment rates. We currently anticipate an effective tax rate of 38.1% for the year ended December 31, 2007. However, this may be reduced due to the orphan drug designation for maribavir received in February 2007, which has not been reflected in the financial statements as of March 31, 2007.

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

While we anticipate that cash flows from Vancocin, as well as our current cash, cash equivalents and short-term investments, should allow us to fund substantially all of our ongoing development and other operating costs, as well as the interest payable on the senior convertible notes, we may need additional financing in order to expand our product portfolio. At March 31, 2007, we had cash, cash equivalents and short-term investments of $480.6 million. At March 31, 2007, the annualized weighted average nominal interest rate on our short-term investments was 5.14%.

Overall Cash Flows

During the quarter ended March 31, 2007, we generated $14.6 million of net cash from operating activities, primarily from the cash contribution of Vancocin, which includes the impact on net income. Partially offsetting this cash contribution is the impact of higher accounts receivables, which is related to the timing of orders and the price increase, and accrued expenses. We also used $33.0 million of cash for investing activities, as we purchased short-term investments and our corporate headquarters building. Our net cash provided by financing activities for the quarter ended March 31, 2007 was $218.9 million, primarily from the March 2007 issuance of senior convertible notes, net of issuance costs, in the amount of $241.8 million, partially offset by $23.3 million used to purchase the call spread as for fully described in Note 6 of the Unaudited Consolidated Financial Statements.

Operating Cash Inflows

We began to receive cash inflows from the sale of Vancocin in January 2005. We cannot reasonably estimate the period in which we will begin to receive material net cash inflows from our product candidates currently under development. Cash inflows from development-stage products are dependent on several factors, including the achievement of milestones and regulatory approvals. We may not receive milestone payments from any existing or future collaborations if a development-stage product fails to meet technical or performance targets or fails to obtain the required regulatory approvals. Further, our revenues from collaborations will be affected by efforts of our collaborative partners. Even if we achieve technical success in developing drug candidates, our collaboration partners may not devote the resources necessary to complete development and commence marketing of these products, when and if approved, or they may not successfully market these products. The most significant of our near-term operating development cash inflows are as described under “Development Programs”.

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

Core Development Programs

CMV program—From the date we in-licensed maribavir through March 31, 2007, we paid $25.1 million of direct costs in connection with this program, including the acquisition fee of $3.5 million paid to GSK for the rights to maribavir in September 2003 and a $3.0 million milestone payment in February 2007.

During the remainder of 2007, we expect maribavir-related activities to include continued recruitment into the ongoing phase 3 study in patients undergoing allogeneic stem cell transplant, as well as initiation of a phase 3 study in patients who have received a liver transplant. We will also continue to conduct phase 1 clinical pharmacology studies to support the overall clinical development program. Based on the execution of phase 3 clinical development studies, we expect our expenses in 2007 for the CMV program to be substantially higher than in 2006. We are solely responsible for the cost of developing our CMV product candidate.

In May 2007, we announced our decision to pursue commercialization of maribavir in Europe, independent of strategic partners. We anticipate development expenses related to this initiative to increase significantly beginning in 2008.

Should we achieve certain product development events, we are obligated to make certain milestone payments to GSK, the licensor of maribavir.

HCV program—From the date that we commenced predevelopment activities for compounds in this program that are currently active through March 31, 2007, we paid $3.1 million in direct expenses for the predevelopment and development activities relating to such compounds. These costs are net of contractual cost sharing arrangements between Wyeth and us. Wyeth pays a substantial portion of the collaboration’s predevelopment and development expenses.

During the remainder of 2007, the planned activities for our HCV product candidate, HCV-796, include completion of enrollment in a phase 2 study of HCV-796 when dosed in combination with pegylated interferon and ribavirin. An additional cohort or cohorts may be added to the study at doses higher or lower than the current 500 milligram BID dose to asses the dose/response relationship. We will also continue to conduct phase 1 clinical pharmacology studies to support the overall clinical development program. Depending on results of the phase 2 study, Wyeth and we may initiate one or more clinical studies in early 2008. We have and expect to continue to conduct studies of HCV-796 in combination with other antiviral compounds. The results of the planned studies, along with other predevelopment activities performed during the year, will significantly impact the timing and amount of expenses we will incur related to this program in future periods. In addition, discussions with the FDA regarding these studies may impact the timing, nature and cost of future planned studies. Additionally, 2007 will continue to include costs associated with discovery activities as Wyeth and we renew some limited preclinical screening activity.

Should we achieve certain additional product development events, Wyeth is required to pay us certain cash milestones pursuant to terms of our collaboration agreement. However, there can be no assurances that we will be successful in achieving these milestones.

Vancocin and C. difficile related – We acquired Vancocin in November 2004 and through March 31, 2007, we have spent approximately $0.4 million in direct research and development costs related to Vancocin or on related C. difficile activities.

During the remainder of 2007, we expect our research and development activities in the field of C. difficile to increase significantly, primarily related to our rights to develop non-toxigenic strains of C. difficile for the treatment and prevention of CDAD. Therefore, we expect direct costs to increase above 2006 levels.

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

Business development activities

Through March 31, 2007, we paid an acquisition price of $116.0 million, paid $17.1 million related to additional purchase price consideration tied to product sales (see Note 4 of the Unaudited Consolidated Financial Statements) and incurred $2.0 million of fees and expenses in connection with the Vancocin acquisition.

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

Senior Convertible Notes

On March 26, 2007, we issued $250.0 million principal amount of senior convertible notes due in March 2017. The senior convertible notes bear interest at a rate of 2% per annum, payable semi-annually in arrears on March 15 and September 15 of each year commencing on September 15, 2007. The senior convertible notes are convertible into shares of the Company’s common stock at an initial conversion price of $18.87 per share. Upon conversion, holders of the senior convertible notes will receive shares of common stock, subject to ViroPharma’s option to irrevocably elect to settle all future conversions in cash up to the principal amount of the senior convertible notes, and shares for any excess. Prior to the conversion period, which begins on December 15, 2016, the senior convertible notes are convertible by the holder under specific criteria, as more fully described in Note 6 of the Unaudited Consolidated Financial Statements.

Concurrent with the issuance of the senior convertible notes we purchased call options on our common stock in private transactions with Credit Suisse International, Credit Suisse, New York Branch, as agent for Credit Suisse International, and Wells Fargo Bank, National Association (the “call spread holders”). The call options allow ViroPharama to receive up to approximately 13.25 million shares of its common stock at $18.87 from the call spread holders, equal to the amount of common stock related to the excess conversion value that we would pay to the holders of the senior convertible notes upon conversion. These call options will terminate upon the earlier of the maturity dates of the related senior convertible notes or the first day all of the related senior convertible notes are no longer outstanding due to conversion or otherwise. The cost of the call options, approximately $92.3 million, was recorded as a reduction to additional paid-in-capital. The cost of call option for tax purposes creates a tax deduction since it is classified as Original Issue Discount (OID). The deduction is considered a permanent difference and as such does not create a deferred tax asset. The benefit of deduction is recorded as an increase to additional paid-in-capital.

In a separate transaction with the issuance of the senior convertible notes, we sold warrants to Goldman Sachs and Credit Suisse (the “call spread holders”) to issue shares of our common stock at an exercise price of $24.92 per share. Pursuant to this transaction, we issued warrants for approximately 13.25 million shares of our common stock. Proceeds received from the issuance of the warrants totaled approximately $69.0 million and were recorded as an increase to additional paid-in-capital. If we have insufficient shares of common stock available for settlement of the warrants, we may issue shares of a newly created series of preferred stock in lieu of our obligation to deliver common stock. Any such preferred stock would be convertible into 10% more shares of our common stock than the amount of common stock we would otherwise have been obligated to deliver under the warrants.

Capital Resources

We anticipate that cash flows from Vancocin, as well as our current cash, cash equivalents and short-term investments, should allow us to fund substantially all of our ongoing development and other operating costs, as well as the interest payable on the senior convertible notes. However, we may need additional financing in order to expand our product portfolio. Should we need financing, we would seek to access the public or private equity or debt markets, enter into additional arrangements with corporate collaborators to whom we may issue equity or debt securities or enter into other alternative financing arrangements that may become available to us.

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

Additional equity or debt financing, however, may not be available on acceptable terms from any source as a result of, among other factors, our operating results, our current indebtedness, our inability to achieve regulatory approval of any of our product candidates, our inability to generate revenue through our existing collaborative agreements, and our inability to file, prosecute, defend and enforce patent claims and or other intellectual property rights. If sufficient additional financing is not available, we may need to delay, reduce or eliminate current development programs, or reduce or eliminate other aspects of our business.

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

In the first quarter of 2007, while continuing to monitor the implementation process of Medicare Part D and consistent with our normal process, we performed an analysis on the share of Vancocin sales that ultimately go to Medicaid recipients and result in a Medicaid rebate. As part of that analysis, we considered our actual Medicaid historical rebates processed, total units sold and fluctuations in channel inventory. As such, during the first quarter of 2007, we reduced our rebates accrual related to prior periods by approximately $0.4 million. While we anticipate that our Medicaid rebate accrual should remain at this lower level based on actual experience since the implementation of Medicare Part D, the factors addressed above could ultimately result in a material impact on future periods.

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

On an ongoing periodic basis, we evaluate the useful life of intangible assets and determine if any economic, governmental or regulatory event has modified their estimated useful lives. While we reviewed the useful life of our intangible assets in March 2006 in light of the actions taken by the OGD, we have not changed the useful life of our intangible assets. See Note 4 of the Unaudited Consolidated Financial Statements for further information.

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

At March 31, 2007, we had $73.5 million of gross deferred tax assets, which included the effects of federal and state net operating loss (“NOL”) carryforwards of $37.0 million, capitalized research and development costs of $26.5 million and other items of $10.0 million. These assets are offset by a $46.6 million valuation allowance as our ability to estimate long-term future taxable income with a high level of certainty is limited. In assessing the realizability of deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the period in which those temporary differences becomes deductible or the NOLs and credit carryforwards can be utilized. When considering the reversal of the valuation allowance, we consider the level of past and future taxable income, the utilization of the carryforwards and other factors. Revisions to the estimated net realizable value of the deferred tax asset could cause our provision for income taxes to vary significantly from period to period. Should we further reduce the valuation allowance of deferred tax assets, a current year tax benefit will be recognized and future periods would then include income taxes at a higher rate than the effective rate in the period that the adjustment is made.

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

Our holdings of financial instruments are primarily comprised of a mix of U.S. corporate debt, government securities and commercial paper. All such instruments are classified as securities available for sale. Our debt security portfolio represents funds held temporarily pending use in our business and operations. We manage these funds accordingly. Our primary investment objective is the preservation of principal, while at the same time maximizing the generation of investment income. We seek reasonable assuredness of the safety of principal and market liquidity by investing in cash equivalents (such as Treasury bills and money market funds) and fixed income securities (such as U.S. government and agency securities, municipal securities, taxable municipals, and corporate notes) while at the same time seeking to achieve a favorable rate of return. Our market risk exposure consists principally of exposure to changes in interest rates. Our holdings are also exposed to the risks of changes in the credit quality of issuers. Historically, we have typically invested in financial instruments with maturities of less than one year. The carrying amount, which approximates fair value, and the annualized weighted average nominal interest rate of our investment portfolio at March 31, 2007, was approximately $228.6 million and 5.14%, respectively. A one percent change in the interest rate would have resulted in a $0.6 million impact to interest income for the quarter ended March 31, 2007.

Since 2006, we have also been exposed to movements in foreign currency exchange rates, specifically the Euro, for certain immaterial expenses. We have used foreign currency forward exchange contracts based on forecasted transactions to reduce this exposure to the risk that the eventual net cash outflows, resulting from purchases from foreign testing sites, will be adversely affected by changes in exchange rates. The nominal amount of these forwards as of March 31, 2007 was $0.4 million and the associated fair value was approximately $13,500, which is credited to research and development expenses.

ITEM 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer, or CEO, and our Chief Financial Officer, or CFO, of the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of March 31, 2007. Based on that evaluation, our management, including our CEO and CFO, concluded that as of March 31, 2007 our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to the Company’s management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the first quarter of 2007 there were no significant changes in our internal control over financial reporting identified in connection with the evaluation of such controls that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1a.	Risk Factors

We are providing the following information regarding changes that have occurred to previously disclosed risk factors from our Annual Report on Form 10-K for the year ended December 31, 2006. In addition to the other information set forth below and elsewhere in this report, you should carefully consider the factors discussed under the heading “Risk Factors” in our Form 10-K for the year ended December 31, 2006. The risks described in our Quarterly Reports on Form 10-Q are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Future sales of our common stock in the public market or issuances of our common stock pursuant to the terms of the senior convertible notes, outstanding options or otherwise, could adversely affect our stock price.

We cannot predict the effect, if any, that future sales of our common stock or the availability for future sale of shares of our common stock or securities convertible into or exercisable for our common stock will have on the market price of our common stock prevailing from time to time.

The conversion of some or all of our 2.0% senior convertible notes due 2017 after our stock price reaches $18.87 per share will dilute the ownership interests of our existing stockholders. The senior convertible notes initially are convertible into approximately 13.25 million shares of our common stock. To the extent we issue any shares of our common stock upon conversion of the notes, the conversion of some or all of the notes will dilute the ownership interests of existing stockholders, including holders who have received shares of our common stock upon prior conversion of the notes. Any sales in the public market of our common stock issuable upon such conversion could adversely affect prevailing market prices of our common stock.

As of March 31, 2007 we had outstanding options to purchase 2,688,674 shares of our common stock at a weighted average exercise price of $8.32 per share (758,375 of which have not yet vested) issued to employees, directors and consultants pursuant to our 1995 Stock Option and Restricted Share Plan, outstanding options to purchase 1,605,270 shares of our common stock at a weighted average exercise price of $14.67 per share (1,435,262 of which have not yet vested) issued to employees, directors and consultants pursuant to our 2005 Stock Option and Restricted Share Plan and outstanding options to purchase 74,448 shares of our common stock at a weighted average exercise price of $1.42 per share (6,375 of which have not yet vested) to non-executive employees pursuant to our 2001 Equity Incentive Plan. In order to attract and retain key personnel, we may issue additional securities, including stock options, restricted stock grants and shares of common stock, in connection with our employee benefit plans, or may lower the price of existing stock options. Sale, or the availability for sale, of substantial amounts of common stock by our existing stockholders pursuant to an effective registration statement or under Rule 144, through the exercise of registration rights or the issuance of shares of common stock upon the exercise of stock options or warrants, or the perception that such sales or issuances could occur, could adversely affect the prevailing market prices for our common stock.

The convertible note hedge and warrant transactions may affect the value of the senior convertible notes and our common stock.

In connection with the offering of the convertible senior notes, we have entered into convertible note hedge transactions with two counterparties (the “counterparties”). These transactions are expected to generally reduce the potential equity dilution upon conversion of the senior convertible notes. We have also sold warrants to the counterparties. The warrants have a dilutive effect on our earnings per share to the extent that the price of our common stock exceeds the strike price of the warrants.

In connection with establishing their initial hedge of these transactions, the counterparties may have entered into various derivative transactions with respect to our common stock concurrently with, or shortly after, the pricing of the senior convertible notes. These activities could have the effect of increasing or preventing a decline in the price of our common stock concurrently with or following the pricing of the senior convertible notes. In addition, the counterparties (and/or their affiliates) may modify their hedge positions following the pricing of the senior convertible notes from time to time by entering into or unwinding various derivative transactions with respect to our common stock or by purchasing or selling our common stock in secondary market transactions, which could adversely affect the value of our common stock or could have the effect of increasing or preventing a decline in the value of our common stock.

The potential effect, if any, of any of these transactions and activities on the market price of our common stock will depend in part on market conditions and cannot be ascertained at this time. Any of these activities could adversely affect the value of our common stock.

We do not make any representation or prediction as to the direction or magnitude of any potential effect that the transactions described above may have on the price of the senior convertible notes or the shares of our common stock. In addition, we do not make any representation that the counterparties will engage in these transactions or that these transactions, once commenced, will not be discontinued without notice.

The fundamental change purchase feature of the senior convertible notes may delay or prevent an otherwise beneficial attempt to take over our company.

The terms of the senior convertible notes require us to purchase the senior convertible notes for cash in the event of a fundamental change. A takeover of our company would trigger the requirement that we purchase the senior convertible notes. Alternatively, if certain transactions that constitute a fundamental change occur, under certain circumstances, we will increase the conversion rate by a number of additional shares of our common stock to compensate holders for the lost option time value of the senior convertible notes as a result of such transaction. This increased conversion rate will apply only to holders who convert their senior convertible notes in connection with any such transaction. The number of the additional shares of our common stock will be determined based on the date on which the transaction becomes effective and the price paid per share of our common stock. This may have the effect of delaying or preventing a takeover of our company that would otherwise be beneficial to investors.

Our increased indebtedness as a result of this offering may harm our financial condition and results of operations.

Our total consolidated long-term debt as of March 31, 2007 is $250.0 million and represents approximately 37.7% of our total capitalization.

Our level of indebtedness could have important consequences to you, because:

•

a portion of our cash flows from operations will have to be dedicated to interest and may not be available for operations, working capital, capital expenditures, expansion, acquisitions or general corporate or other purposes;

•	it may impair our ability to obtain additional financing in the future;

•	it may limit our flexibility in planning for, or reacting to, changes in our business and industry; and

•	it may make us more vulnerable to downturns in our business, our industry or the economy in general.

Our operations may not generate sufficient cash to enable us to service our debt. If we fail to make a payment on the senior convertible notes, we could be in default on the senior convertible notes, and this default could cause us to be in default on our other outstanding indebtedness. Conversely, a default on our other outstanding indebtedness may cause a default under the senior convertible notes.

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

We cannot assure you that generic competitors will not take advantage of the absence of patent protection for Vancocin to attempt to develop a competing product. We have become aware of information suggesting that other potential competitors are attempting to develop a competing generic product. For example, Akorn, Inc. stated that during the fourth quarter of 2007 they expect to receive product approval and commence a marketing launch of a generic version of oral Vancocin. We are not able to predict the time period in which a generic drug may enter the market, as this timing will be affected by a number of factors, including:

•	whether an in-vitro method of demonstrating bioequivalence is available to an applicant to gain marketing approval by the FDA in lieu of performing clinical studies;

•	the nature of any clinical trials which are required, if any;

•

the timing of filing an Abbreviated New Drug Application, or ANDA, the amount of time required by the FDA to review the ANDA and whether a generic drug application is afforded an accelerated review time by the FDA;

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

ITEM 6.	Exhibits

List of Exhibits:

4.1	Form of Indenture dated march 19, 2007 between the Company and Wilmington Trust Company, as Trustee.(1)

4.2	First Supplemental Indenture, dated as of March 26, 2007, by and between the Company and Wilmington Trust Company, as Trustee.(2)

10.1	Confirmation of Convertible Bond Hedge Transaction, dated as of March 20, 2007, by and between ViroPharma Incorporated and Credit Suisse International and Credit Suisse, New York Branch, as agent for Credit Suisse International.(2)

10.2	Confirmation of Convertible Bond Hedge Transaction, dated as of March 20, 2007, by and between ViroPharma Incorporated and Wells Fargo Bank, National Association.(2)

10.3	Confirmation of Issuer Warrant Transaction dated as of March 20, 2007, by and between ViroPharma Incorporated and Credit Suisse International and Credit Suisse, New York Branch, as agent for Credit Suisse International.(2)

10.4	Confirmation of Issuer Warrant Transaction, dated as of March 20, 2007, by and between ViroPharma Incorporated and Wells Fargo Bank, National Association.(2)

10.5	Amendment to Confirmation of Issuer Warrant Transaction dated as of March 22, 2007, by and between ViroPharma Incorporated and Credit Suisse International and Credit Suisse, New York Branch, as agent for Credit Suisse International.(2)

10.6	Amendment to Confirmation of Issuer Warrant Transaction, dated as of March 22, 2007, by and between ViroPharma Incorporated and Wells Fargo Bank, National Association.(2)

10.7††	Form of Change of Control Agreement between ViroPharma and certain of its employees.

31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

††	Compensation plans and arrangements for executives and others.
(1)	Filed as an Exhibit to the Company’s Registration Statement on Form S-3 (333-141411) filed with the Commission on March 19, 2007.
(2)	Filed as an Exhibit to the Company’s Current Report on Form 8-K filed with the Commission on March 26, 2007.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VIROPHARMA INCORPORATED

Date: May 1, 2007	By:	/s/ Michel de Rosen
Michel de Rosen
President, Chief Executive Officer and Chairman of the Board of Directors
(Principal Executive Officer)

	By:	/s/ Vincent J. Milano
Vincent J. Milano
Vice President, Chief Operating Officer, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)