Form 10-Q
period 2007-06-30
VIROPHARMA INC
filed 2007-08-01
CIK 946840

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

or

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

Number of shares outstanding of the issuer’s Common Stock, par value $.002 per share, as of July 27, 2007: 69,815,820 shares.

VIROPHARMA INCORPORATED

ViroPharma Incorporated

Condensed Consolidated Balance Sheet

(unaudited)

(in thousands, except share and per share data)	June 30, 2007	December 31, 2006
Assets
Current assets:
Cash and cash equivalents	$103,614	$51,524
Short-term investments	413,201	203,885
Accounts receivable, net	24,111	9,447
Inventory	5,453	4,760
Interest receivable	5,510	3,290
Prepaid expenses and other	1,108	2,027
Prepaid income taxes	2,778	80
Deferred income taxes	9,557	9,225

Total current assets	565,332	284,238
Intangible assets, net	125,304	122,672
Property, plant and equipment, net	11,026	2,828
Deferred income taxes	9,483	19,907
Debt issue costs, net	7,958	—
Other assets	—	49

Total assets	$719,103	$429,694

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,634	$2,743
Due to corporate partners	1,171	783
Accrued expenses and other current liabilities	19,153	14,129
Income taxes payable	280	140

Total current liabilities	23,238	17,795
Long-term debt	250,000	—

Total liabilities	273,238	17,795

Commitments and Contingencies
Stockholders’ equity:
Preferred stock, par value $0.001 per share. 5,000,000 shares authorized; Series A convertible participating preferred stock; no shares issued and outstanding	—	—
Series A junior participating preferred stock, par value $0.001 per share. 200,000 shares designated; no shares issued and outstanding	—	—
Common stock, par value $0.002 per share. 100,000,000 shares authorized; issued and outstanding 69,815,328 shares at June 30, 2007 and 69,769,886 shares at December 31, 2006	140	140
Additional paid-in capital	489,344	508,436
Accumulated other comprehensive (loss) income	(579)	57
Accumulated deficit	(43,040)	(96,734)

Total stockholders’ equity	445,865	411,899

Total liabilities and stockholders’ equity	$719,103	$429,694

See accompanying notes to unaudited consolidated financial statements.

ViroPharma Incorporated

Consolidated Statements of Operations

(unaudited)

(in thousands, except per share data)	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Revenues:
Net product sales	$56,101	$43,825	$105,130	$73,058
License fee and milestone revenue	—	141	—	282

Total revenues	56,101	43,966	105,130	73,340

Costs and Expenses:
Cost of sales	2,641	6,424	4,871	12,098
Research and development	7,293	3,645	12,822	7,305
Marketing, general and administrative	8,341	6,344	15,314	11,664
Intangible amortization	1,942	1,711	3,318	2,986

Total costs and expenses	20,217	18,124	36,325	34,053

Operating income	35,884	25,842	68,805	39,287

Other Income (Expense):
Loss on bond redemption	—	—	—	(1,127)
Interest income	6,488	1,935	10,068	4,157
Interest expense	(1,434)	—	(1,526)	(865)

Income before income tax expense	40,938	27,777	77,347	41,452
Income tax expense	9,302	10,574	23,653	16,061

Net income	$31,636	$17,203	$53,694	$25,391

Net income per share:
Basic	$0.45	$0.25	$0.77	$0.37
Diluted	$0.39	$0.25	$0.70	$0.36

Shares used in computing net income per share:
Basic	69,801	68,579	69,793	68,572
Diluted	83,994	69,776	77,845	70,092

See accompanying notes to unaudited consolidated financial statements.

ViroPharma Incorporated

Consolidated Statements of Stockholders’ Equity

(unaudited)

(in thousands)	Preferred Stock		Common Stock		Additional paid-in capital	Accumulated other comprehensive income	Accumulated deficit	Total stockholders’ equity
	Number of shares	Amount	Number of shares	Amount
Balance, December 31, 2006	—	$—	69,770	$140	$508,436	$57	$(96,734)	$411,899
Exercise of common stock options	—	—	39	—	341	—	—	341
Issuance of common stock	—	—	6	—	81	—	—	81
Share-based compensation	—	—	—	—	3,350	—	—	3,350
Cost of call spread options, net	—	—	—	—	(23,250)	—	—	(23,250)
Tax benefit of call spread options	—	—	—	—	347	—	—	347
Unrealized gain on available for sale securities, net of income tax	—	—	—	—	—	(636)	—	(636)
Stock option tax benefits	—	—	—	—	39	—	—	39
Net income	—	—	—	—	—	—	53,694	53,694

Balance, June 30, 2007	—	—	69,815	$140	$489,344	$(579)	$(43,040)	$445,865

See accompanying notes to unaudited consolidated financial statements.

ViroPharma Incorporated

Consolidated Statements of Cash Flows

(unaudited)

(in thousands)	Six months ended June 30,
	2007	2006
Cash flows from operating activities:
Net income	$53,694	$25,391
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on bond redemption	—	1,127
Non-cash share-based compensation expense	3,341	2,055
Non-cash interest expense	217	75
Deferred tax provision	10,092	6,446
Depreciation and amortization expense	3,733	3,215
Changes in assets and liabilities:
Accounts receivable	(14,664)	(2,748)
Inventory	(693)	4,334
Interest receivable	(2,220)	—
Other current assets	919	(204)
Other assets	49	—
Accounts payable	(109)	(6,636)
Due to corporate partners	388	—
Accrued expenses and other current liabilities	(917)	(10,450)
Income taxes receivable/payable	(2,558)	428
Other liabilities	—	(18)

Net cash provided by operating activities	51,272	23,015

Cash flows from investing activities:
Purchase of property, plant and equipment	(8,613)	(1,238)
Purchases of short-term investments	(603,216)	(703,440)
Maturities of short-term investments	393,264	617,673

Net cash used in investing activities	(218,565)	(87,005)

Cash flows from financing activities:
Net proceeds from the issuance of senior convertible notes	241,825	—
Net purchase of call spread transactions	(23,250)	—
Redemption of subordinated convertible notes	—	(79,596)
Tax benefit from call spread transactions	347	—
Net proceeds from issuance of common stock	422	66
Excess tax benefits from share-based payment arrangements	39	170

Net cash provided by (used in) financing activities	219,383	(79,360)
Net increase (decrease) in cash and cash equivalents	52,090	(143,350)
Cash and cash equivalents at beginning of period	51,524	232,195

Cash and cash equivalents at end of period	$103,614	$88,845

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

ViroPharma is developing CamviaTM (maribavir) for the treatment of cytomegalovirus, or CMV, infection and HCV-796 for the treatment of hepatitis C virus, or HCV, infection. The Company has licensed the U.S. and Canadian rights for a third product candidate, an intranasal formulation of pleconaril, to Schering-Plough for the treatment of picornavirus infections.

Basis of Presentation

The consolidated financial information at June 30, 2007 and for the three and six months ended June 30, 2007 and 2006, is unaudited but includes all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary to state fairly the consolidated financial information set forth therein in accordance with accounting principles generally accepted in the United States of America. The interim results are not necessarily indicative of results to be expected for the full fiscal year. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2006 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission.

Adoption of Standards

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertain Tax Positions, (“FIN 48”) to clarify the criteria for recognizing tax benefits related to uncertain tax positions under SFAS No. 109, Accounting for Income Taxes, and to require additional financial statement disclosure. FIN 48 requires that the Company recognize in its consolidated financial statements the impact of a tax position if that position is more likely than not to be sustained upon examination, based on the technical merits of the position. Adoption of FIN 48 as of January 1, 2007 is reflected in Note 8.

Reclassification

Certain prior year amounts have been reclassified to conform to the current year presentation. Specifically, certain expenses were reclassified within operating expenses.

ViroPharma Incorporated

Notes to the Unaudited Consolidated Financial Statements (continued)

Note 2. Short-Term Investments

Short-term investments consist of fixed income securities with remaining maturities of greater than three months at the date of purchase and debt securities. At June 30, 2007 and December 31, 2006, all of the investments were classified as available for sale investments.

The following summarizes the available for sale investments at June 30, 2007 and December 31, 2006:

(in thousands)	Cost	Gross unrealized gains	Gross unrealized losses	Fair value
June 30, 2007
Debt securities:
US Treasury and other US Government Agencies	143,496	3	327	143,172
Foreign Governments	31,597	9	21	31,585
Corporate	238,999	19	574	238,444

	$414,092	$31	$922	$413,201

Maturities of investments were as follows:
Less than one year	$399,390	$31	$886	$398,535

December 31, 2006
Certificates of deposit	$300	$—	$—	$300
Debt securities:
US Treasury and other US Government Agencies	46,430	12	41	46,401
Foreign Governments	44,494	225	32	44,687
Corporate	112,577	16	96	112,497

	$203,801	$253	$169	$203,885

Maturities of investments were as follows:
Less than one year	$203,801	$253	$169	$203,885

Note 3. Inventory

Inventory is related to Vancocin and is stated at the lower of cost or market using the first-in first-out method. The following represents the components of the inventory at June 30, 2007 and December 31, 2006:

(in thousands)	June 30, 2007	December 31, 2006
Raw Materials	$3,779	$3,273
Finished Goods	1,674	1,487

Total	$5,453	$4,760

ViroPharma Incorporated

Notes to the Unaudited Consolidated Financial Statements (continued)

Note 4. Intangible Assets

The following represents the balance of the intangible assets at June 30, 2007:

(in thousands)	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
Trademarks	$12,539	$1,324	$11,215
Know-how	87,774	9,269	78,505
Customer relationship	39,786	4,202	35,584

Total	$140,099	$14,795	$125,304

The following represents the balance of the intangible assets at December 31, 2006:

(in thousands)	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
Trademarks	$12,007	$1,027	$10,980
Know-how	84,046	7,192	76,854
Customer relationship	38,096	3,258	34,838

Total	$134,149	$11,477	$122,672

In March 2006, as a result of the Office of Generic Drug’s (“OGD”) change in approach relating to generic bioequivalence determinations, the Company reviewed the value of the intangible asset and concluded that there was no impairment of the carrying value of the intangible assets or change to the useful lives as estimated at the acquisition date.

Additionally, on an ongoing periodic basis, the Company evaluates the useful life of these intangible assets and determine if any economic, governmental or regulatory event has modified their estimated useful lives. This evaluation did not result in a change to the life of the intangible assets during the quarter ended June 30, 2007.

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

A reduction in the useful life, as well as the timing and number of generics, will impact cash flow assumptions and the estimate of fair value, perhaps to a level that could result in an impairment charge. The Company will continue to monitor the actions of the OGD and consider the effects of our opposition actions and the announcements by generic competitors or other adverse events for additional impairment indicators and will reevaluate the expected cash flows and fair value of our Vancocin-related assets at such time.

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

ViroPharma Incorporated

Notes to the Unaudited Consolidated Financial Statements (continued)

As of June 30, 2007, the Company has recorded an aggregate of $23.1 million in additional purchase price consideration, as net sales of Vancocin have surpassed the maximum obligation levels, as summarized below:

(in millions)
Year	Contractual Obligation	Additional Purchase Price	Cumulative Adjustment to Accumulated Amortization
2007	35% payment on net sales between $48 and $65	$6.0	$0.6
2006	35% payment on net sales between $46 and $65	6.6	0.4
2005	50% payment on net sales between $44 and $65	10.5	0.3

Total		$23.1	$1.3

As of June 30, 2007, the current $6.0 million is included in accrued expenses as it is due to Lilly in the third quarter of 2007.

The Company is obligated to pay Lilly additional amounts at 35% of net sales should annual net sales be between $45 million and $65 million during years 2008 through 2011. No additional payments are due to Lilly on net sales of Vancocin outside this threshold.

Note 5. Property, Plant and Equipment

The Company purchased its corporate headquarters in Exton, Pennsylvania for $7.65 million, which was funded from available cash. On January 30, 2007, the purchase was finalized and the operating lease was terminated. In connection with recording the acquisition of the building, the Company reduced the cost of the building by $0.5 million, which represented deferred rent, previously included as a current liability as of December 31, 2006.

Note 6. Long-Term Debt

On March 26, 2007, the Company issued $250.0 million of 2% senior convertible notes due March 2017 (the “senior convertible notes”) in a public offering. The $250.0 million includes an issuance pursuant to the underwriters’ exercise of an overalloment in the amount of $25.0 million that was closed concurrently on March 26, 2007. Net proceeds from the issuance of the senior convertible notes were $241.8 million. The senior convertible notes are unsecured unsubordinated obligations and rank equally with any other unsecured and unsubordinated indebtedness. The senior convertible notes bear interest at a rate of 2% per annum, payable semi-annually in arrears on March 15 and September 15 of each year commencing on September 15, 2007. As of June 30, 2007, the Company has accrued $1.3 million in interest payable to holders of the senior convertible notes. Debt issuance costs of $8.2 million have been capitalized and are being amortized over the term of the senior convertible notes.

The senior convertible notes are convertible into shares of the Company’s common stock at an initial conversion price of $18.87 per share. The senior convertible notes may only be converted: (i) anytime after December 15, 2016; (ii) during the five business-day period after any five consecutive trading day period (the “measurement period”) in which the price per note for each trading day of that measurement period was less than 98% of the product of the last reported sale price of our common stock and the conversion rate on each such day; (iii) during any calendar quarter (and only during such quarter) after the calendar quarter ending June 30, 2007, if the last reported sale price of our common stock for 20 or more trading days in a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter exceeds 130% of the applicable conversion price in effect on the last trading day of the immediately preceding calendar quarter; or (iv) upon the occurrence of specified corporate events. Upon conversion, holders of the senior convertible notes will receive shares of common stock, subject to ViroPharma's option to irrevocably elect to settle all future conversions in cash up to the principal amount of the senior convertible notes, and shares for any excess. The senior convertible notes may be required to be repaid on the occurrence of certain fundamental changes, as defined in the senior convertible notes. As of June 30, 2007, the fair value of the $250.0 million convertible senior notes outstanding was approximately $242.8 million, based on the quoted market price.

Concurrent with the issuance of the senior convertible notes the Company purchased call options on its common stock in private transactions with Credit Suisse International, Credit Suisse, New York Branch, as agent for Credit Suisse International, and Wells Fargo Bank, National Association (the “call spread holders”). The call options allow ViroPharma to

ViroPharma Incorporated

Notes to the Unaudited Consolidated Financial Statements (continued)

receive up to approximately 13.25 million shares of its common stock at $18.87 from the call spread holders, equal to the amount of common stock related to the excess conversion value that ViroPharma would pay to the holders of the senior convertible notes upon conversion. These call options will terminate upon the earlier of the maturity dates of the related senior convertible notes or the first day all of the related senior convertible notes are no longer outstanding due to conversion or otherwise. The cost of the call options, approximately $92.3 million, was recorded as a reduction to additional paid-in-capital.

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

Note 7. Share-based Compensation

In accordance with Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”), the Company recorded share-based compensation expense as follows:

(in thousands)	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Research and development	$520	$257	$974	$473
Marketing, general and administrative	1,233	869	2,367	1,582

Total	$1,753	$1,126	$3,341	$2,055

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

The following table lists the balances available by Plan at June 30, 2007:

	1995 Plan	2001 Plan	2005 Plan	Combined
Number of shares authorized	4,500,000	500,000	2,850,000	7,850,000
Number of options granted since inception	(6,997,515)	(991,600)	(2,392,590)	(10,381,705)
Number of options cancelled since inception	2,930,533	759,837	107,000	3,797,370
Number of shares expired	(433,018)	—	—	(433,018)

Number of shares available for grant	—	268,237	564,410	832,647

The Company issued 1,187,090 stock options in the first half of 2007. The weighted average fair value of each option grant was estimated at $11.65 per share using the Black-Scholes option-pricing model using the following assumptions:

Expected dividend yield	–
Range of risk free interest rate	4.6% – 5.1%
Weighted-average volatility	92.9%
Range of volatility	94.5% – 94.6%
Range of expected option life (in years)	5.50 – 6.25

ViroPharma Incorporated

Notes to the Unaudited Consolidated Financial Statements (continued)

The Company has 5,031,212 million option grants outstanding at June 30, 2007 with exercise prices ranging from $0.99 per share to $38.70 per share and a weighted average remaining contractual life of 7.48 years. The following table lists the outstanding and exercisable option grants as of June 30, 2007:

	Number of options	Weighted average exercise price	Weighted average remaining contractual term (years)	Aggregate intrinsic value (in thousands)
Outstanding	5,031,212	$11.06	7.48	$23,406
Exercisable	2,280,562	$10.08	5.74	$14,941

As of June 30, 2007, there was $22.7 million of total unrecognized compensation cost related to unvested share-based payments (including share options) granted under the Plans. That cost is expected to be recognized over a weighted-average period of 1.71 years.

Employee Stock Purchase Plan

The Company has an employee stock purchase plan. Under this plan, there are two plan periods: January 1 through June 30 (“Plan Period One”) and July 1 through December 31 (“Plan Period Two”). For Plan Period One in 2007, the fair value of $27,100 was estimated using the Type B model provided by SFAS 123R, with a risk free interest rate of 4.9%, volatility of 45.0% and an expected option life of 0.50 years. This fair value was amortized over the six month period ending June 30, 2007.

Under this plan, 6,329 shares were sold to employees during the first half of 2007 related to Plan Period One. During the years ended December 31, 2006 and 2005, 14,395 and 15,894 shares, respectively, were sold to employees. As of June 30, 2007 there are approximately 286,851 shares available for issuance under this plan.

Non-employee Stock Options

The Company remeasured the fair value of 9,000 options as of June 30, 2007, which resulted in $8,800 reduction to compensation expense in the first half of 2007. The fair value of the non-employee share options was estimated at approximately $47,000 using the Black-Scholes option-pricing model, with a risk free interest rate ranging from 4.3% to 4.9%, volatility ranging from 33.8% to 78.3%, weighted volatility of 62.4% and an expected option life ranging from 0.06 to 4.80 years.

There were no non-employee share options vested or exercised during the quarter ended June 30, 2007 or 2006.

Note 8. Income Taxes

The Company’s effective income tax rate was 22.7% and 38.1% for the quarters ended June 30, 2007 and 2006, respectively, and 30.6% and 38.7% for the six months ended June 30, 2007 and 2006, respectively. Income tax expense includes federal and state income tax at statutory rates and the effects of various permanent differences. The decrease in the 2007 rate as compared to 2006 is primarily due to the Company’s current estimate of the impact of orphan drug credit for Camvia.

On January 1, 2007, the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 clarifies the criteria for recognizing tax benefits related to uncertain tax positions under SFAS No. 109, Accounting for Income Taxes, and requires additional financial statement disclosure. FIN 48 requires that the Company recognizes in its consolidated financial statements the impact of a tax position if that position is more likely than not to be sustained upon examination, based on the technical merits of the position. Adoption of FIN 48 had no net impact on the Company’s consolidated results of operations and financial position.

Upon adoption, the Company identified $1.7 million of uncertain tax positions that the Company currently does not believe meet the more likely than not recognition threshold under FIN 48 to be sustained upon examination. Since these tax positions have not been utilized and had a full valuation allowance established, the Company reduced its gross deferred tax asset and valuation allowance by $1.7 million. This amount relates to unrecognized tax benefits that would impact the effective tax rate if recognized absent the valuation allowance. The Company does not expect any material increase or decrease in tax benefit in the next twelve months related to examinations or uncertain tax positions.

ViroPharma Incorporated

Notes to the Unaudited Consolidated Financial Statements (continued)

The Company and one of its subsidiaries files income tax returns in the U.S. federal jurisdiction and various states. The Company is subject to U.S. federal or state income tax examinations by tax authorities for years after 2002. During the periods open to examination, the Company has utilized net operating loss and tax credit carry forwards that have attributes from closed periods. Since these NOLs and credit carry forwards were utilized in the open periods, they remain subject to examination.

The Company’s policy is to record interest and penalties on uncertain tax positions as income tax expense. At June 30, 2007, the Company has no provision for uncertain tax positions and no amounts recorded for interest or penalties included in the financial statements.

Note 9. Comprehensive Income

In the Company’s annual consolidated financial statements, comprehensive income (loss) is presented as a separate financial statement. For interim consolidated financial statements, the Company is permitted to disclose the information in the footnotes to the consolidated financial statements. The disclosures are required for comparative purposes. The only comprehensive income (loss) item the Company has is unrealized gains and losses on available for sale securities. The following reconciles net income (loss) to comprehensive income (loss) for the three months ended June 30, 2007 and 2006:

(in thousands)	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Net income	$31,636	$17,203	$53,694	$25,391
Other comprehensive:
Unrealized gains/(losses) on available for sale securities	(768)	(141)	(636)	170

Comprehensive income	$30,868	$17,062	$53,058	$25,561

The unrealized gains are reported net of federal and state income taxes.

ViroPharma Incorporated

Notes to the Unaudited Consolidated Financial Statements (continued)

Note 10. Earnings per share

(in thousands, except per share data)	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Basic Earnings Per Share
Net income	$31,636	$17,203	$53,694	$25,391
Common stock outstanding (weighted average)	69,801	68,579	69,793	68,572

Basic net income per share	$0.45	$0.25	$0.77	$0.37

Diluted Earnings Per Share
Net income	$31,636	$17,203	$53,694	$25,391
Add interest expense on senior convertible notes, net of income tax	895	—	953	—

Diluted net income	$32,531	$17,203	$54,647	$25,391

Common stock outstanding (weighted average)	69,801	68,579	69,793	68,572
Add shares from senior convertible notes	13,249	—	7,100	—
Add “in-the-money” stock options	944	1,197	952	1,521

Common stock assuming conversion and stock option exercises	83,994	69,776	77,845	70,092

Diluted net income per share	$0.39	$0.25	$0.70	$0.36

The following common shares that are associated with stock options were excluded from the calculations as their effect would be anti-dilutive:

(in thousands)	Three months ended June 30,		Three months ended June 30,
	2007	2006	2007	2006
Common Shares Excluded	2,312	2,447	1,837	2,124

Note 11. Supplemental Cash Flow Information

(in thousands)	Six months ended June 30,
	2007	2006
Supplemental disclosure of non-cash transactions:
Employee share-based compensation	$3,350	$2,134
Liability classified share-based compensation benefit	9	79
Unrealized gains on available for sale securities	636	170
Initial recognition of liability classified share-based awards	—	116
Non-cash increase of intangible assets for Vancocin obligation to Lilly	5,950	6,650

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$15,394	$9,100
Cash paid for interest	—	2,368
Cash received for stock exercises and employee stock purchase plan	424	129

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

We have one marketed product and multiple product candidates in development. We market and sell Vancocin® HCl capsules, the oral capsule formulation of vancomycin hydrochloride, in the U.S. and its territories. Vancocin is a potent antibiotic approved by the U.S. Food and Drug Administration, or FDA, to treat antibiotic-associated pseudomembranous colitis caused by Clostridium difficile, or C. difficile, and enterocolitis caused by S. aureus, including methicillin-resistant strains. We are developing CamviaTM (maribavir) for the prevention and treatment of cytomegalovirus, or CMV, disease, and HCV-796 for the treatment of hepatitis C virus, or HCV, infection. We have licensed the U.S. and Canadian rights for a third product candidate, an intranasal formulation of pleconaril, to Schering-Plough for the treatment of picornavirus infections.

We intend to evaluate in-licensing or other opportunities to acquire products in development, or those that are currently on the market. We plan to seek products for diseases treated by physician specialists and in hospital settings to complement the markets that we hope our CMV and HCV programs will serve or in which Vancocin is prescribed.

Executive Summary

Since March 31, 2007, we experienced the following:

Development Activities

CMV:

•	Initiated a second phase 3 clinical study of Camvia in liver transplant patients, which opened to patient recruitment.

•	Continued recruitment into an ongoing phase 3 clinical study of Camvia in patients undergoing allogeneic stem cell transplant.

HCV (with our partner Wyeth):

•

Presented additional data from a phase 1 study that demonstrated additive antiviral effects of HCV-796 (across multiple HCV genotypes) when co-administered with pegylated interferon alfa-2b in treatment-naïve adults with HCV infection.

•	Completed enrollment in the 500 mg BID arms of a phase 2 study of HCV-796 when dosed in combination with pegylated interferon and ribavirin.

•	Announced that the FDA granted fast track designation for HCV-796.

Financial Results

•	Increased working capital by $34.4 million to $542.1 million, driven by operating income.

•	Net sales increased 28% as compared to the second quarter of 2006 and were impacted by:

•	prescriptions, which increased 6% as compared to the second quarter of 2006; and

•	wholesaler inventory levels, which remained relatively constant during the second quarter of 2007.

•	Increased development costs by $3.6 million over the second quarter of 2006 to $7.3 million.

Liquidity

•	Generated net cash from operating activities of $36.6 million.

•	Increased cash and cash equivalents and short-term investments by $36.2 million.

During the remainder of 2007 and going forward, we expect to face a number of challenges, which include the following:

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

The outcome of our clinical development programs is subject to considerable uncertainties. We cannot be certain that we will be successful in developing and ultimately commercializing any of our product candidates, that the FDA or other regulatory authorities will not require additional or unanticipated studies or clinical trial outcomes before granting regulatory approval, or that we will be successful in gaining regulatory approval of any of our product candidates in the timeframes that we expect, or at all.

We can not assure you that our current cash, cash equivalents and short-term investments or cash flows from Vancocin sales will be sufficient to fund all of our ongoing development and operational costs, as well as the interest payable on the senior convertible notes, over the next several years, that planned clinical trials can be initiated, or that planned or ongoing clinical trials can be successfully concluded or concluded in accordance with our anticipated schedule and costs. Moreover, the results of our business development efforts could require considerable investments.

Our actual results could differ materially from those results expressed in, or implied by, our expectations and assumption described in this Quarterly Report on Form 10-Q. In addition to the other information set forth above and elsewhere in this report, you should carefully consider the factors discussed under the heading “Risk Factors” in our Form 10-K for the year ended December 31, 2006 and in our Form 10-Q for the quarter ended March 31, 2007. The risks described in this report, our Form 10-K for the year ended December 31, 2006 and in our Form 10-Q for the quarter ended March 31, 2007, are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Results of Operations

Three and Six-months ended June 30, 2007 and 2006

(in thousands, except per share data)	For the three months ended June 30,		For the six months ended June 30,
	2007	2006	2007	2006
Net product sales	$56,101	$43,825	$105,130	$73,058
Total revenues	$56,101	$43,966	$105,130	$73,340
Gross product margin	$53,460	$37,401	$100,259	$60,960
Operating income	$35,884	$25,842	$68,805	$39,287
Net income	$31,636	$17,203	$53,694	$25,391

Net income per share:
Basic	$0.45	$0.25	$0.77	$0.37
Diluted	$0.39	$0.25	$0.70	$0.36

The increases in net income relate primarily to increased net sales and increased gross product margin rates, offset primarily by increased development costs related to our CMV and HCV programs.

Revenues

Revenues consisted of the following:

(in thousands)	For the three months ended June 30,		For the six months ended June 30,
	2007	2006	2007	2006
Net product sales	$56,101	$43,825	$105,130	$73,058
License fees and milestones revenues	—	141	—	282

Total revenues	$56,101	$43,966	$105,130	$73,340

Revenue—Vancocin product sales

Our net product sales are solely related to Vancocin. We sell Vancocin only to wholesalers who then distribute the product to pharmacies, hospitals and long-term care facilities, among others. Our sales of Vancocin are influenced by wholesaler forecasts of prescription demand, wholesaler buying decisions related to their desired inventory levels, and, ultimately, end user prescriptions, all of which could be at different levels from period to period. Our net sales will also be impacted upon entering into any fee-for-service or inventory management agreements with wholesalers, which would require us to pay wholesalers for access to data and for their distribution and other services, reducing net sales.

During the three and six months ended June 30, 2007, net sales of Vancocin increased 28.0% and 43.9%, respectively, compared to the same periods in 2006 primarily due to an increase in the number of units sold to wholesalers and the impact of a price increase during 2007. We believe, based upon data reported by IMS Health Incorporated, that prescriptions during the three and six months ended June 30, 2007 exceeded prescriptions in the 2006 periods by 5.6% and 9.0%, respectively. Our comparative periods are also impacted by a decrease in wholesalers’ inventory levels during the first four months of 2006, as compared to the 2007 period where wholesalers’ inventory remained relatively constant.

Approximately 92% of our sales are to three wholesalers. Vancocin product sales are influenced by prescriptions and wholesaler forecasts of prescription demand, which could be at different levels from period to period. During the second quarter of 2006, we began receiving inventory data from two of our three largest wholesalers. We do not independently verify this data. Based on this inventory data, we believe that as of June 30, 2007, the wholesalers did not have excess channel inventory.

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

Cost of sales and gross product margin

(in thousands)	For the three months ended June 30,		For the six months ended June 30,
	2007	2006	2007	2006
Net product sales	$56,101	$43,825	$105,130	$73,058
Cost of sales	2,641	6,424	4,871	12,098

Gross product margin	$53,460	$37,401	$100,259	$60,960

Vancocin cost of sales includes the cost of materials and distribution costs. Our gross product margin rate (net product sales less cost of sales as a percent of net product sales) for Vancocin increased in the 2007 periods to approximately 95% as compared to the 2006 periods, which were 85.3% for the quarter ended June 30, 2006 and 83.4% for the six months ended June 30, 2006. This increase primarily results from the sale of units manufactured by OSG Norwich, which carry a lower inventory cost. Additionally, the 2006 periods include $2.1 million and $4.4 million for the three and six months ended June 30, 2006 resulting from the November 2005 amendment to our manufacturing agreement with Lilly whereby we increased the amount of Vancocin that Lilly supplied to us, which increased our cost of sales in the first half of 2006 as specific higher cost units were sold.

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

Research and development expenses

For each of our research and development programs, we incur both direct and indirect expenses. Direct expenses include third party costs related to these programs such as contract research, consulting, cost sharing payments or receipts, and preclinical and development costs. Indirect expenses include personnel, facility, and other overhead costs. Due to advancements in our clinical development programs, we expect future costs to materially exceed current costs.

Research and development expenses were divided between our research and development programs in the following manner:

(in thousands)	For the three months ended June 30,		For the six months ended June 30,
	2007	2006	2007	2006
Direct – Core programs
CMV	$4,110	$1,650	$7,067	$3,221
HCV	131	—	381	—
Vancocin / C. difficile	266	227	378	654
Indirect
Development	2,786	1,768	4,996	3,430

Total	$7,293	$3,645	$12,822	$7,305

Direct Expenses—Core Development Programs

Related to our CMV program, during the first six months of 2007 we continued recruitment into an ongoing phase 3 study of Camvia in patents undergoing allogeneic stem cell transplant and began execution of our plans for clinical, regulatory and commercial activities for the Camvia program in Europe. During the first six months of 2006, we concluded a preliminary analysis of data from our phase 2 clinical trial with Camvia and were in discussions with FDA regarding our phase 3 plans for Camvia.

Related to our HCV program, costs in 2007 primarily represent those paid to Wyeth in connection with our cost-sharing arrangement related to discovery efforts to identify potential back-ups/follow-on compounds to HCV-796. Development activity for our HCV product candidate, HCV-796, during the first six months of 2007 included completion of enrollment in the 500 mg BID arms of a phase 2 study of HCV-796 when dosed in combination with pegylated interferon and ribavirin and ongoing follow-up of patients in that study. During the first six months of 2006, we initiated a phase 1b clinical trial of HCV-796 in combination with pegylated interferon and prepared for the current phase 2 study. Wyeth pays a substantial portion of the collaboration’s predevelopment and development expenses.

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

Marketing, general and administrative expenses

Marketing, general and administrative expenses increased for the three and six months ending June 30, 2007, $2.0 million and $3.7 million, respectively, comparative to the same periods in 2006. For the six month period, the largest contributors to the $3.7 million increase were medical education costs ($1.3 million), stock compensation expense ($0.8 million) and legal and consulting costs ($0.8 million). Other contributors included commercial related expenses, corporate franchise taxes and compensation and recruiting costs, due to increased number of employees, which collectively increased by $0.8 million. For the three month period, the largest contributors to the $2.0 million increase were medical education costs and stock compensation expense. During the remainder 2007, we anticipate to continue to increase spending in marketing, general and administrative expenses, driven by additional medical education expenses and legal and consulting costs.

Included in the increased legal and consulting costs are expenses incurred related to our opposition to the attempt by the OGD regarding the conditions that must be met in order for a generic drug application to request a waiver of in-vivo bioequivalence testing for copies of Vancocin, which were $1.5 million in the first half of 2007 as compared to $0.9 million the same period in 2006. We anticipate that these additional legal and consulting costs will continue at higher levels in future periods as we continue this opposition.

Intangible amortization

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

Intangible amortization increased in all comparative periods, with $1.9 million and $1.7 million for the three months ended June 30, 2007 and 2006, respectively, and $3.3 million and $3.0 million for the six months ended June 30, 2007 and 2006, respectively. The increase for each comparative period was primarily related to the $0.2 million increase in the cumulative adjustment, which was $0.6 million for the first half of 2007 and $0.4 million for the first half of 2006.

In March 2006, as a result of OGD’s change in approach relating to generic bioequivalence determinations, we reviewed the value of the intangible asset and concluded that there was no impairment of the carrying value of the intangible assets or change to the useful lives as estimated at the acquisition date. Additionally, on an ongoing periodic basis, we evaluate the useful life of these intangible assets and determine if any economic, governmental or regulatory event has modified their estimated useful lives. This evaluation did not result in a change the life of the intangible assets during the quarter ended June 30, 2007. We will continue to monitor the actions of the OGD and consider the effects of our opposition efforts and the announcements by generic competitors or other adverse events for additional impairment indicators and we will reevaluate the expected cash flows and fair value of our Vancocin-related assets, as well as estimated useful lives, at such time.

Other Income (Expense)

Interest Income

Interest income for three months ended June 30, 2007 and 2006 was $6.5 million and $1.9 million, and for the six months ended June 20, 2007 and 2006 was $10.1 million and $4.2 million, respectively. Interest income increased primarily due to increased short-term investments during the 2007 period and to a lesser extent, an increased rate of return.

Interest Expense

(in thousands)	For the three months ended June 30,		For the six months ended June 30,
	2007	2006	2007	2006
Interest expense on 2% senior convertible notes	$1,231	$—	$1,310	$—
Interest expense on 6% subordinated convertible notes	—	—	—	790
Amortization of finance costs	203	—	216	75

Total interest expense	$1,434	$—	$1,526	$865

Interest expense and amortization of finance costs in 2007 relates entirely to the senior convertible notes issued on March 26, 2007, as described in Note 6 to the Unaudited Consolidated Financial Statements.

Interest expense and amortization of finance costs in 2006 relates entirely to the subordinated convertible notes, which were redeemed on March 1, 2006.

Income Tax Expense

Our effective income tax rate was 22.7% and 38.1% for the quarters ended June 30, 2007 and 2006, respectively, and 30.6% and 38.7% for the six months ended June 30, 2007 and 2006, respectively. Income tax expense includes federal and state income tax at statutory rates and the effects of various permanent differences. The decrease in the 2007 rate as compared to 2006 is primarily due to our current estimate of the impact of orphan drug credit for Camvia. We currently anticipate an effective tax rate of approximately 30% for the year ended December 31, 2007, which includes an estimate related to orphan drug credit based upon estimates of qualified expenses. We continue to evaluate our qualified expenses and, to the extent that actual qualified expenses vary significantly from our estimates, our effective tax rate will be impacted.

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

Our ability to generate positive cash flow is also impacted by the timing of anticipated events in our CMV and HCV programs, including the scope of the clinical trials required by regulatory authorities, results from clinical trials, the results of our product development efforts, and variations from our estimate of future direct and indirect expenses.

While we anticipate that cash flows from Vancocin, as well as our current cash, cash equivalents and short-term investments, should allow us to fund substantially all of our ongoing development and other operating costs, as well as the interest payable on the senior convertible notes, we may need additional financing in order to expand our product portfolio. At June 30, 2007, we had cash, cash equivalents and short-term investments of $516.8 million. At June 30, 2007, the annualized weighted average nominal interest rate on our short-term investments was 5.2%.

Overall Cash Flows

During the six months ended June 30, 2007, we generated $51.3 million of net cash from operating activities, primarily from the cash contribution of Vancocin, which includes the impact on net income. Partially offsetting this cash contribution is the impact of higher accounts receivables, which is related to the timing of orders and the price increase. We also used $218.6 million of cash for investing activities, as we purchased short-term investments and our corporate headquarters building. Our net cash provided by financing activities for the quarter ended June 30, 2007 was $219.4 million, primarily from the March 2007 issuance of senior convertible notes, net of issuance costs, in the amount of $241.8 million, partially offset by $23.3 million used to purchase the call spread as for fully described in Note 6 of the Unaudited Consolidated Financial Statements.

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

Operating Cash Outflows

The cash flows we have used in operations historically have been applied to research and development activities, marketing and business development efforts, general and administrative expenses, servicing our debt, and income tax payments. Bringing drugs from the preclinical research and development stage through phase 1, phase 2, and phase 3 clinical trials and FDA approval is a time consuming and expensive process. Because our product candidates are currently in the clinical stage of development, there are a variety of events that could occur during the development process that will dictate the course we must take with our drug development efforts and the cost of these efforts. As a result, we cannot reasonably estimate the costs that we will incur through the commercialization of any product candidate. However, due to advancements in our trials, we expect future costs to exceed current costs. The most significant of our near-term operating development cash outflows are as described under “Development Programs”.

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

Core Development Programs

CMV program—From the date we in-licensed Camvia through June 30, 2007, we paid $29.2 million of direct costs in connection with this program, including the acquisition fee of $3.5 million paid to GSK for the rights to Camvia in September 2003 and a $3.0 million milestone payment in February 2007.

During the remainder of 2007, we expect Camvia-related activities to include continued recruitment into the ongoing phase 3 study in patients undergoing allogeneic stem cell transplant, as well as recruitment into a phase 3 study in patients who have received a liver transplant. We will also continue to conduct phase 1 clinical pharmacology studies to support the overall clinical development program. Based on the execution of phase 3 clinical development studies, we expect our expenses in 2007 for the CMV program to be substantially higher than in 2006. We are solely responsible for the cost of developing our CMV product candidate.

In May 2007, we announced our decision to pursue commercialization of Camvia in Europe, independent of strategic partners. We anticipate development and commercialization expenses related to this initiative to increase significantly beginning in 2008.

Should we achieve certain product development events, we are obligated to make certain milestone payments to GSK, the licensor of Camvia.

HCV program—From the date that we commenced predevelopment activities for compounds in this program that are currently active through June 30, 2007, we paid $3.2 million in direct expenses for the predevelopment and development activities relating to such compounds. These costs are net of contractual cost sharing arrangements between Wyeth and us. Wyeth pays a substantial portion of the collaboration’s predevelopment and development expenses.

During the remainder of 2007, the planned activities for our HCV product candidate, HCV-796, include continuing conduct of a phase 2 study of HCV-796 when dosed in combination with pegylated interferon and ribavirin. An additional cohort or cohorts will be added to the study to explore antiviral activity in different populations of HCV infected patients and at doses higher or lower than the current 500 milligram BID dose to asses the dose/response relationship. We will also continue to conduct phase 1 clinical pharmacology studies to support the overall clinical development program. We have and expect to continue to conduct studies of HCV-796 in combination with other antiviral compounds. The results of the planned studies, along with other predevelopment activities performed during the year, will significantly impact the timing and amount of expenses we will incur related to this program in future periods. In addition, discussions with the FDA regarding these studies may impact the timing, nature and cost of future planned studies. Additionally, 2007 will continue to include costs associated with discovery activities as Wyeth and we continue some limited preclinical screening activity.

Should we achieve certain additional product development events, Wyeth is required to pay us certain cash milestones pursuant to terms of our collaboration agreement. However, there can be no assurances that we will be successful in achieving these milestones.

Vancocin and C. difficile related—We acquired Vancocin in November 2004 and through June 30, 2007, we have spent approximately $0.7 million in direct research and development costs related to Vancocin or on related C. difficile activities.

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

Business development activities

Through June 30, 2007, we paid an acquisition price of $116.0 million, recorded $23.1 million related to additional purchase price consideration tied to product sales (see Note 4 of the Unaudited Consolidated Financial Statements) and incurred $2.0 million of fees and expenses in connection with the Vancocin acquisition.

In addition, we intend to seek to acquire additional products or product candidates. The costs associated with evaluating or acquiring any additional product or product candidate can vary substantially based upon market size of the product, the commercial effort required for the product, the product’s current stage of development, and actual and potential generic and non-generic competition for the product, among other factors. Due to the variability of the cost of evaluating or acquiring business development candidates, it is not feasible to predict what our actual evaluation or acquisition costs would be, if any; however, the costs could be substantial.

Senior Convertible Notes

On March 26, 2007, we issued $250.0 million principal amount of senior convertible notes due in March 2017. The senior convertible notes bear interest at a rate of 2% per annum, payable semi-annually in arrears on March 15 and September 15 of each year commencing on September 15, 2007. The senior convertible notes are convertible into shares of the Company’s common stock at an initial conversion price of $18.87 per share. Upon conversion, holders of the senior convertible notes will receive shares of common stock, subject to ViroPharma's option to irrevocably elect to settle all future conversions in cash up to the principal amount of the senior convertible notes, and shares for any excess. Prior to the conversion period, which begins on December 15, 2016, the senior convertible notes are convertible by the holder under specific criteria, as more fully described in Note 6 of the Unaudited Consolidated Financial Statements.

Concurrent with the issuance of the senior convertible notes we purchased call options on our common stock in private transactions with Credit Suisse International, Credit Suisse, New York Branch, as agent for Credit Suisse International, and Wells Fargo Bank, National Association (the “call spread holders”). The call options allow ViroPharma to receive up to approximately 13.25 million shares of its common stock at $18.87 from the call spread holders, equal to the amount of common stock related to the excess conversion value that we would pay to the holders of the senior convertible notes upon conversion. These call options will terminate upon the earlier of the maturity dates of the related senior convertible notes or the first day all of the related senior convertible notes are no longer outstanding due to conversion or otherwise. The cost of the call options, approximately $92.3 million, was recorded as a reduction to additional paid-in-capital. The cost of call option for tax purposes creates a tax deduction since it is classified as Original Issue Discount (OID). The deduction is considered a permanent difference and as such does not create a deferred tax asset. The benefit of deduction is recorded as an increase to additional paid-in-capital.

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

In the first half of 2007, while continuing to monitor the implementation process of Medicare Part D and consistent with our normal process, we performed an analysis on the share of Vancocin sales that ultimately go to Medicaid recipients and result in a Medicaid rebate. As part of that analysis, we considered our actual Medicaid historical rebates processed, total units sold and fluctuations in channel inventory. As such, during the first quarter of 2007, we reduced our rebates accrual related to prior periods by approximately $0.4 million. While we anticipate that our Medicaid rebate accrual should remain at this lower level based on actual experience since the implementation of Medicare Part D, the factors addressed above could ultimately result in a material impact on future periods.

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

•

Share-Based Employee Compensation—We adopted Statement of Financial Accounting Standards No. 123R, Share-based Payment, (SFAS 123R) effective January 1, 2006. The calculation of this expense includes judgment related to the period of time used in calculating the volatility of our common stock, the amount of forfeitures and an estimate of the exercising habits of our employees. Changes in the volatility of our common stock or the habits of our employees could result in variability in the fair value of awards granted.

•

Income Taxes—Our annual effective tax rate is based on expected pre-tax earnings, existing statutory tax rates, limitations on the use of tax credits and net operating loss carryforwards and tax planning opportunities available in the jurisdictions in which we operate. Significant judgment is required in determining our annual effective tax rate and in evaluating our tax position.

On a periodic basis, we evaluate the realizability of our deferred tax assets and liabilities and will adjust such amounts in light of changing facts and circumstances, including but not limited to future projections of taxable income, tax legislation, rulings by relevant tax authorities, tax planning strategies and the progress of tax audits. We recognize the benefit of tax positions that we have taken or expect to take on the income tax returns we file if such tax position is more likely than not of being sustained. Settlement of filing positions that may be challenged by tax authorities could impact the income tax position in the year of resolution. Additionally, our annual effective tax rate will be impacted to the extent that actual qualified expenses related to our orphan drug designation vary significantly from our estimates. Our current tax liability is presented in the consolidated balance sheet within income taxes payable.

At June 30, 2007, we had $69.4 million of gross deferred tax assets, which included federal and state net operating loss (“NOL”) carryforwards of $34.4 million, capitalized research and development costs of $24.2 million and other items of $10.8 million. These assets are offset by a $46.4 million valuation allowance as our ability to estimate long-term future taxable income with a high level of certainty is limited. In assessing the realizability of deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the period in which those temporary differences becomes deductible or the NOLs and credit carryforwards can be utilized. When considering the reversal of the valuation allowance, we consider the level of past and future taxable income, the utilization of the carryforwards and other factors. Revisions to the estimated net realizable value of the deferred tax asset could cause our provision for income taxes to vary significantly from period to period. Should we further reduce the valuation allowance of deferred tax assets, a current year tax benefit will be recognized and future periods would then include income taxes at a higher rate than the effective rate in the period that the adjustment is made.

As our business evolves, we may face additional issues that will require increased levels of management estimation and complex judgments.

Recently Issued Accounting Pronouncements

In June 2007, the Emerging Issues Task Force (“EITF”) issued EITF No. 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities, (“EITF 7-03”) that provides guidance for upfront payments related to goods and services of research and development costs. EITF 07-03 is effective for fiscal years beginning after December 15, 2007. While we are currently evaluating the impact of EITF 7-03 on our financial statements upon adoption, we do not anticipate a material impact on operating results or financial position.

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

Our holdings of financial instruments are primarily comprised of a mix of U.S. corporate debt, government securities and commercial paper. All such instruments are classified as securities available for sale. Our debt security portfolio represents funds held temporarily pending use in our business and operations. We manage these funds accordingly. Our primary investment objective is the preservation of principal, while at the same time maximizing the generation of investment income. We seek reasonable assuredness of the safety of principal and market liquidity by investing in cash equivalents (such as Treasury bills and money market funds) and fixed income securities (such as U.S. government and agency securities, municipal securities, taxable municipals, and corporate notes) while at the same time seeking to achieve a favorable rate of return. Our market risk exposure consists principally of exposure to changes in interest rates. Our holdings are also exposed to the risks of changes in the credit quality of issuers. Historically, we have typically invested in financial instruments with maturities of less than one year. The carrying amount, which approximates fair value, and the annualized weighted average nominal interest rate of our investment portfolio at June 30, 2007, was approximately $413.2 million and 5.2%, respectively. A one percentage point change in the interest rate would have resulted in a $1.0 million impact to interest income for the quarter ended June 30, 2007.

Since 2006, we have also been exposed to movements in foreign currency exchange rates, specifically the Euro, for certain immaterial expenses. We have used foreign currency forward exchange contracts based on forecasted transactions to reduce this exposure to the risk that the eventual net cash outflows, resulting from purchases from foreign testing sites, will be adversely affected by changes in exchange rates. The nominal amount of these forwards as of June 30, 2007 was $0.4 million and the associated fair value was approximately $14,000, which is credited to research and development expense.

ITEM 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer, or CEO, and our Chief Financial Officer, or CFO, of the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of June 30, 2007. Based on that evaluation, our management, including our CEO and CFO, concluded that as of June 30, 2007 our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to the Company’s management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the second quarter of 2007 there were no significant changes in our internal control over financial reporting identified in connection with the evaluation of such controls that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 4.	Submission of Matters to a Vote of Security Holders

On June 21, 2007, we held our annual stockholders meeting. In connection with the stockholders meeting, we solicited proxies for the election of Michel de Rosen, William D. Claypool, M.D, as our class II directors. The record date for determining the stockholders entitled to receive notice of, and vote at, the meeting was April 27, 2007. We had 69,792,522 shares of our common stock outstanding on the record date for the meeting, of which 60,653,759 were represented at the stockholders meeting by proxy. Such shares were voted at the stockholders meeting as follows:

	FOR	WITHHELD
Michel de Rosen	59,034,684	1,619,075
William D. Claypool, M.D	59,308,419	1,345,340

Paul A. Brooke, Robert J. Glaser, Michael R. Dougherty, John R. Leone and Howard Pien are the Class I and Class III directors whose terms continued after the annual meeting.

Additionally, we solicited proxies for the amendment of our amended and restated certificate of incorporation to increase the number of shares of common stock that we are authorized to issue by 75,000,000 shares to an aggregate of 175,000,000 shares. This proposal was approved as the affirmative vote of the holders of a majority of the outstanding shares of common stock on the record date was required for approval. Broker non-votes and properly executed proxies marked “abstain” with respect to this proposal were not voted, although they were included in determining whether a quorum is present for this proposal. Accordingly, broker non-votes and abstentions had the effect of negative votes. Shares were voted at the stockholders meeting on this item as follows:

Amendment of Our Amended And Restated Certificate Of Incorporation

FOR:	55,206,560
AGAINST:	5,291,877
ABSTAIN:	155,319
BROKER NON-VOTES:	3

ITEM 6.	Exhibits

List of Exhibits:

31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VIROPHARMA INCORPORATED

Date: July 31, 2007	By:	/s/ Michel de Rosen
Michel de Rosen
President, Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)

	By:	/s/ Vincent J. Milano
Vincent J. Milano
Vice President, Chief Operating Officer, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)