Form 10-Q
period 2007-09-30
VIROPHARMA INC
filed 2007-10-31
CIK 946840

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

or

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

Number of shares outstanding of the issuer’s Common Stock, par value $.002 per share, as of October 26, 2007: 69,885,697 shares.

VIROPHARMA INCORPORATED

ViroPharma Incorporated

Consolidated Balance Sheet

(unaudited)

(in thousands, except share and per share data)	September 30, 2007	December 31, 2006
Assets
Current assets:
Cash and cash equivalents	$71,749	$51,524
Short-term investments	480,475	203,885
Accounts receivable, net	21,796	9,447
Inventory	5,771	4,760
Interest receivable	5,370	3,290
Prepaid expenses and other	541	2,107
Deferred income taxes	9,382	9,225

Total current assets	595,084	284,238
Intangible assets, net	123,903	122,672
Property, plant and equipment, net	10,988	2,828
Deferred income taxes	5,783	19,907
Debt issue costs, net	7,754	—
Other assets	12	49

Total assets	743,524	$429,694

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,107	$2,743
Due to corporate partners	941	783
Accrued expenses and other current liabilities	16,943	14,129
Income taxes payable	1,776	140

Total current liabilities	21,767	17,795
Non-current income tax payable	1,262	—
Long-term debt	250,000	—

Total liabilities	273,029	17,795

Commitments and Contingencies

Stockholders’ equity:
Preferred stock, par value $0.001 per share. 5,000,000 shares authorized; Series A convertible participating preferred stock; no shares issued and outstanding	—	—
Series A junior participating preferred stock, par value $0.001 per share. 200,000 shares designated; no shares issued and outstanding	—	—
Common stock, par value $0.002 per share. 175,000,000 shares authorized; issued and outstanding 69,885,705 shares at September 30, 2007 and 69,769,886 shares at December 31, 2006	140	140
Additional paid-in capital	492,382	508,436
Accumulated other comprehensive (loss) income	(275)	57
Accumulated deficit	(21,752)	(96,734)

Total stockholders’ equity	470,495	411,899

Total liabilities and stockholders’ equity	$743,524	$429,694

See accompanying notes to unaudited consolidated financial statements.

ViroPharma Incorporated

Consolidated Statements of Operations

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
(in thousands, except per share data)	2007	2006	2007	2006
Revenues:
Net product sales	$50,944	$55,105	$156,074	$128,163
License fee and milestone revenue	—	141	—	423

Total revenues	50,944	55,246	156,074	128,586

Costs and Expenses:
Cost of sales	2,029	4,868	6,900	16,966
Research and development	10,543	7,529	23,365	14,834
Marketing, general and administrative	9,027	7,047	24,341	18,711
Intangible amortization	1,401	1,341	4,719	4,327

Total costs and expenses	23,000	20,785	59,325	54,838

Operating income	27,944	34,461	96,749	73,748

Other Income (Expense):
Loss on bond redemption	—	—	—	(1,127)
Interest income	6,978	2,512	17,046	6,669
Interest expense	(1,435)	179	(2,961)	(686)

Income before income tax expense	33,487	37,152	110,834	78,604

Income tax expense	12,199	13,874	35,852	29,935

Net income	$21,288	$23,278	$74,982	$48,669

Net income per share:
Basic	$0.30	$0.34	$1.07	$0.71
Diluted	$0.26	$0.33	$0.96	$0.69

Shares used in computing net income per share:
Basic	69,835	69,119	69,807	68,756
Diluted	83,901	70,292	79,747	70,151

See accompanying notes to unaudited consolidated financial statements.

ViroPharma Incorporated

Consolidated Statements of Stockholders’ Equity

(unaudited)

	Preferred Stock		Common Stock		Additional paid-in capital	Accumulated other comprehensive income	Accumulated deficit	Total stockholders’ equity
(in thousands)	Number of shares	Amount	Number of shares	Amount
Balance, December 31, 2006	—	$—	69,770	$140	$508,436	$57	$(96,734)	$411,899
Exercise of common stock options	—	—	110	—	512	—	—	512
Issuance of common stock	—	—	6	—	81	—	—	81
Share-based compensation	—	—	—	—	5,491	—	—	5,491
Cost of call spread options, net	—	—	—	—	(23,250)	—	—	(23,250)
Unrealized gain on available for sale securities, net of income tax	—	—	—	—	—	(342)	—	(342)
Stock option tax benefits	—	—	—	—	39	—	—	39
Tax benefit of call spread options	—	—	—	—	1,073	—	—	1,073
Cumulative translation adjustment	—	—	—	—	—	10	—	10
Net income	—	—	—	—	—	—	74,982	74,982

Balance, September 30, 2007	—	$—	69,886	$140	$492,382	$(275)	$(21,752)	$470,495

See accompanying notes to unaudited consolidated financial statements.

ViroPharma Incorporated

Consolidated Statements of Cash Flows

(unaudited)

	Nine months ended September 30,
(in thousands)	2007	2006
Cash flows from operating activities:
Net income	$74,982	$48,669
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on bond redemption	—	1,127
Non-cash share-based compensation expense	5,455	3,662
Non-cash interest expense	421	75
Deferred tax provision	13,967	13,472
Depreciation and amortization expense	5,373	4,702
Changes in assets and liabilities:
Accounts receivable	(12,349)	(1,914)
Inventory	(1,011)	7,372
Interest Receivable	(2,080)	—
Prepaid expenses and other current assets	1,566	(531)
Other assets and other liabilities	37	(27)
Accounts payable	(636)	(8,012)
Accrued expenses and other current liabilities	3,008	(3,834)
Deferred revenue	—	(423)
Income taxes payable	1,636	990
Non-current income tax payable	1,262	—

Net cash provided by operating activities	91,631	65,328

Cash flows from investing activities:
Purchase of property, plant and equipment	(8,814)	(1,375)
Purchase of Vancocin assets	(5,950)	(6,650)
Purchases of short-term investments	(734,905)	(1,011,809)
Maturities of short-term investments	457,973	893,047

Net cash used in investing activities	(291,696)	(126,787)

Cash flows from financing activities:
Net proceeds from the issuance of senior convertible notes	241,825	—
Net purchase of call spread transactions	(23,250)	—
Redemption of subordinated convertible notes	—	(79,596)
Tax benefit from call spread transactions	1,073	—
Net proceeds from issuance of common stock	593	10,439
Tax benefits due to debt conversions	—	1,349
Excess tax benefits from share-based payment arrangements	39	308

Net cash provided by (used in) financing activities	220,282	(67,500)

Effect of exchange rate changes on cash	10	—

Net increase (decrease) in cash and cash equivalents	20,225	(128,959)

Cash and cash equivalents at beginning of period	51,524	232,195

Cash and cash equivalents at end of period	$71,749	$103,236

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

ViroPharma is developing CamviaTM (maribavir) for the treatment of cytomegalovirus, or CMV, infection and HCV-796 for the treatment of hepatitis C virus, or HCV, infection. The Company has licensed the U.S. and Canadian rights for a third product candidate, an intranasal formulation of pleconaril, to Schering-Plough for the treatment of picornavirus infections. In addition, ViroPharma has earlier stage programs in both C. difficile and hepatitis C.

Basis of Presentation

The consolidated financial information at September 30, 2007 and for the three and nine months ended September 30, 2007 and 2006, is unaudited but includes all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary to state fairly the consolidated financial information set forth therein in accordance with accounting principles generally accepted in the United States of America. The interim results are not necessarily indicative of results to be expected for the full fiscal year. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2006 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission.

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

ViroPharma Incorporated

Notes to the Unaudited Consolidated Financial Statements (continued)

Note 2. Short-Term Investments

Short-term investments consist of fixed income securities with remaining maturities of greater than three months at the date of purchase and debt securities. At September 30, 2007 and December 31, 2006, all of the investments were classified as available for sale investments.

The following summarizes the available for sale investments at September 30, 2007 and December 31, 2006:

(in thousands)	Cost	Gross unrealized gains	Gross unrealized losses	Fair value
September 30, 2007
Debt securities:
US Treasury and other US Government Agencies	$216,549	$42	$350	$216,241
Foreign Governments	42,452	27	20	42,459
Corporate	221,913	116	254	221,775

	$480,914	$185	$624	$480,475

Maturities of investments were as follows:
Less than one year	$470,916	$183	$624	$470,475

December 31, 2006
Certificates of deposit	$300	$—	$—	$300
Debt securities:
US Treasury and other US Government Agencies	46,430	12	41	46,401
Foreign Governments	44,494	225	32	44,687
Corporate	112,577	16	96	112,497

	$203,801	$253	$169	$203,885

Maturities of investments were as follows:
Less than one year	$203,801	$253	$169	$203,885

Note 3. Inventory

Inventory is related to Vancocin and is stated at the lower of cost or market using the first-in first-out method. The following represents the components of the inventory at September 30, 2007 and December 31, 2006:

(in thousands)	September 30, 2007	December 31, 2006
Raw Materials	$4,385	$3,273
Finished Goods	1,386	1,487

Total	$5,771	$4,760

ViroPharma Incorporated

Notes to the Unaudited Consolidated Financial Statements (continued)

Note 4. Intangible Assets

The following represents the balance of the intangible assets at September 30, 2007:

(in thousands)	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
Trademarks	$12,539	$1,450	$11,089
Know-how	87,774	10,147	77,627
Customer relationship	39,786	4,599	35,187

Total	$140,099	$16,196	$123,903

The following represents the balance of the intangible assets at December 31, 2006:

(in thousands)	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
Trademarks	$12,007	$1,027	$10,980
Know-how	84,046	7,192	76,854
Customer relationship	38,096	3,258	34,838

Total	$134,149	$11,477	$122,672

In March 2006, as a result of the Office of Generic Drug’s (“OGD”) change in approach relating to generic bioequivalence determinations, the Company reviewed the value of the intangible asset and concluded that there was no impairment of the carrying value of the intangible assets or change to the useful lives as estimated at the acquisition date.

Additionally, on an ongoing periodic basis, the Company evaluates the useful life of these intangible assets and determine if any economic, governmental or regulatory event has modified their estimated useful lives. This evaluation did not result in a change to the life of the intangible assets during the quarter ended September 30, 2007.

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

ViroPharma Incorporated

Notes to the Unaudited Consolidated Financial Statements (continued)

As of September 30, 2007, the Company has recorded an aggregate of $23.1 million in additional purchase price consideration, as net sales of Vancocin have surpassed the maximum obligation levels, as summarized below:

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

Note 6. Long-Term Debt

On March 26, 2007, the Company issued $250.0 million of 2% senior convertible notes due March 2017 (the “senior convertible notes”) in a public offering. The $250.0 million includes an issuance pursuant to the underwriters’ exercise of an overalloment in the amount of $25.0 million that was closed concurrently on March 26, 2007. Net proceeds from the issuance of the senior convertible notes were $241.8 million. The senior convertible notes are unsecured unsubordinated obligations and rank equally with any other unsecured and unsubordinated indebtedness. The senior convertible notes bear interest at a rate of 2% per annum, payable semi-annually in arrears on March 15 and September 15 of each year commencing on September 15, 2007. As of September 30, 2007, the Company has accrued $0.2 million in interest payable to holders of the senior convertible notes. Debt issuance costs of $8.2 million have been capitalized and are being amortized over the term of the senior convertible notes, with the balance to be amortized as of September 30, 2007 being $7.8 million.

The senior convertible notes are convertible into shares of the Company’s common stock at an initial conversion price of $18.87 per share. The senior convertible notes may only be converted: (i) anytime after December 15, 2016; (ii) during the five business-day period after any five consecutive trading day period (the “measurement period”) in which the price per note for each trading day of that measurement period was less than 98% of the product of the last reported sale price of our common stock and the conversion rate on each such day; (iii) during any calendar quarter (and only during such quarter) after the calendar quarter ending June 30, 2007, if the last reported sale price of our common stock for 20 or more trading days in a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter exceeds 130% of the applicable conversion price in effect on the last trading day of the immediately preceding calendar quarter; or (iv) upon the occurrence of specified corporate events. Upon conversion, holders of the senior convertible notes will receive shares of common stock, subject to ViroPharma’s option to irrevocably elect to settle all future conversions in cash up to the principal amount of the senior convertible notes, and shares for any excess. We can irrevocably elect this option at any time on or prior to the 35th scheduled trading day prior to the maturity date of the senior convertible notes. The senior convertible notes may be required to be repaid on the occurrence of certain fundamental changes, as defined in the senior convertible notes. As of September 30, 2007, the fair value of the $250.0 million convertible senior notes outstanding was approximately $191.6 million, based on the quoted market price.

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

ViroPharma Incorporated

Notes to the Unaudited Consolidated Financial Statements (continued)

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

Note 7. Share-based Compensation

In accordance with Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”), the Company recorded share-based compensation expense as follows:

(in thousands)	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Research and development	$642	$352	$1,616	$825
Marketing, general and administrative	1,472	1,255	3,839	2,837

Total	$2,114	$1,607	$5,455	$3,662

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

The following table lists the balances available by Plan at September 30, 2007:

	1995 Plan	2001 Plan	2005 Plan	Combined
Number of shares authorized	4,500,000	500,000	2,850,000	7,850,000
Number of options granted since inception	(6,997,515)	(1,029,600)	(2,406,590)	(10,433,705)
Number of options cancelled since inception	2,940,233	759,837	140,907	3,840,977
Number of shares expired	(442,718)	—	—	(442,718)

Number of shares available for grant	—	230,237	584,317	814,554

The Company issued 1,237,090 stock options in the first nine months of 2007. The weighted average fair value of each option grant was estimated at $11.53 per share using the Black-Scholes option-pricing model using the following assumptions:

Expected dividend yield	—
Range of risk free interest rate	4.36% - 5.12%
Weighted-average volatility	92.8%
Range of volatility	90.9% - 94.6%
Range of expected option life (in years)	5.50 - 6.25

ViroPharma Incorporated

Notes to the Unaudited Consolidated Financial Statements (continued)

The Company has 4,969,228 million option grants outstanding at September 30, 2007 with exercise prices ranging from $0.99 per share to $38.70 per share and a weighted average remaining contractual life of 7.27 years. The following table lists the outstanding and exercisable option grants as of September 30, 2007:

	Number of options	Weighted average exercise price	Weighted average remaining contractual term (years)	Aggregate intrinsic value (in thousands)
Outstanding	4,969,228	$11.16	7.27	$10,525
Exercisable	2,359,036	$10.11	5.66	$7,692

As of September 30, 2007, there was $20.6 million of total unrecognized compensation cost related to unvested share-based payments (including share options) granted under the Plans. That cost is expected to be recognized over a weighted-average period of 1.58 years.

Employee Stock Purchase Plan

The Company has an employee stock purchase plan. Under this plan, there are two plan periods: January 1 through June 30 (“Plan Period One”) and July 1 through December 31 (“Plan Period Two”). For Plan Period One in 2007, the fair value was approximately $27,100, with a risk free interest rate of 4.9%, volatility of 45.0% and an expected option life of 0.50 years. This fair value was amortized over the six month period ending June 30, 2007.

For Plan Period Two in 2007, the fair value was $31,000, with a risk free interest rate of 5.06%, volatility of 34.5% and an expected option life of 0.50 years. This fair value will be amortized over the six month period ending December 31, 2007, approximately $15,500 of which was amortized as of September 30 2007.

Under this plan, 6,329 shares were sold to employees during the first nine months of 2007, all related to Plan Period One. During the years ended December 31, 2006 and 2005, 14,395 and 15,894 shares, respectively, were sold to employees. As of September 30, 2007 there are approximately 286,851 shares available for issuance under this plan.

Non-employee Stock Options

The Company remeasured the fair value of 7,250 options as of September 30, 2007, which resulted in approximately $27,000 reduction to compensation expense in the first nine months of 2007. The fair value of the non-employee share options was estimated at approximately $20,000 using the Black-Scholes option-pricing model, with a risk free interest rate ranging from 3.4% to 4.2%, volatility ranging from 40.5% to 71.7%, weighted volatility of 55.4% and an expected option life ranging from 0.11 to 4.55 years.

There were no non-employee share options vested or exercised during the nine months ended September 30, 2007 or 2006.

Note 8. Income Taxes

The Company’s effective income tax rate was 36.4% and 37.3% for the quarters ended September 30, 2007 and 2006, respectively, and 32.3% and 38.1% for the nine months ended September 30, 2007 and 2006, respectively. Income tax expense includes federal, state and foreign income tax at statutory rates and the effects of various permanent differences. The decrease in the 2007 rate as compared to 2006 is primarily due to the Company’s current estimate of the impact of orphan drug credit for Camvia.

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

ViroPharma Incorporated

Notes to the Unaudited Consolidated Financial Statements (continued)

Upon adoption, the Company identified $1.7 million of uncertain tax positions that the Company currently does not believe meet the more likely than not recognition threshold under FIN 48 to be sustained upon examination. Since these tax positions have not been utilized and have a related full valuation allowance established, the Company reduced its gross deferred tax asset and valuation allowance by $1.7 million. This amount relates to unrecognized tax benefits that would impact the effective tax rate if recognized absent the valuation allowance.

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various states and will be filing appropriate tax returns in the United Kingdom related to our subsidiary, ViroPharma Limited. The Company is subject to U.S. federal or state income tax examinations by tax authorities for years after 2002. During the periods open to examination, the Company has utilized net operating loss and tax credit carry forwards that have attributes from closed periods. Since these NOLs and credit carry forwards were utilized in the open periods, they remain subject to examination.

The Company’s policy is to record interest and penalties on uncertain tax positions as income tax expense.

At September 30, 2007, the Company recorded a $1.3 million non-current liability for uncertain tax positions, which includes approximately $65,000 for interest, which is reflected in income tax expense. This uncertain tax position was recorded in the third quarter of 2007. The Company does not expect any material increase or decrease in its income tax expense, in the next twelve months, related to examinations or changes in uncertain tax positions.

Note 9. Comprehensive Income

In the Company’s annual consolidated financial statements, comprehensive income (loss) is presented as a separate financial statement. For interim consolidated financial statements, the Company is permitted to disclose the information in the footnotes to the consolidated financial statements. The disclosures are required for comparative purposes. Comprehensive income (loss) items for the Company include unrealized gains and losses on available for sale securities and foreign currency translation adjustments. The following reconciles net income (loss) to comprehensive income (loss) for the three and nine months ended September 30, 2007 and 2006:

(in thousands)	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Net income	$21,288	$23,278	$74,982	$48,669
Other comprehensive:
Unrealized gains/(losses) on available for sale securities	294	305	(342)	475
Foreign currency translation adjustment	10	—	10	—

Comprehensive income	$21,592	$23,583	$74,650	$49,144

The unrealized gains are reported net of federal and state income taxes.

ViroPharma Incorporated

Notes to the Unaudited Consolidated Financial Statements (continued)

Note 10. Earnings per share

(in thousands, except per share data)	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Basic Earnings Per Share
Net income	$21,288	$23,278	$74,982	$48,669
Common stock outstanding (weighted average)	69,835	69,119	69,807	68,756

Basic net income per share	$0.30	$0.34	$1.07	$0.71

Diluted Earnings Per Share
Net income	$21,288	$23,278	$74,982	$48,669
Add interest expense on senior convertible notes, net of income tax	893	—	1,843	—

Diluted net income	$22,181	$23,278	$76,825	$48,669

Common stock outstanding (weighted average)	69,835	69,119	69,807	68,756
Add shares from senior convertible notes	13,249	—	9,172	—
Add “in-the-money” stock options	817	1,173	768	1,395

Common stock assuming conversion and stock option exercises	83,901	70,292	79,747	70,151

Diluted net income per share	$0.26	$0.33	$0.96	$0.69

The following common shares that are associated with stock options were excluded from the calculations as their effect would be anti-dilutive:

(in thousands)	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Common shares excluded	3,014	2,826	1,761	2,604

Note 11. Supplemental Cash Flow Information

(in thousands)	Nine months ended September 30,
	2007	2006
Supplemental disclosure of non-cash transactions:
Employee share-based compensation	$5,491	$3,719
Liability classified share-based compensation benefit	36	61
Unrealized gains on available for sale securities	342	475
Initial recognition of liability classified share-based awards	—	116
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$17,566	$14,065
Cash paid for interest	2,444	2,368
Cash received for stock exercises and employee stock purchase plan	652	529

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We are a biopharmaceutical company dedicated to the development and commercialization of products that address serious infectious diseases, with a focus on products used by physician specialists or in hospital settings. We intend to grow through sales of our marketed product, Vancocin® HCl capsules, through the continued development of our product pipeline and through potential acquisition or licensing of products or acquisition of companies

We have one marketed product and multiple product candidates in development. We market and sell Vancocin® HCl capsules, the oral capsule formulation of vancomycin hydrochloride, in the U.S. and its territories. Vancocin is a potent antibiotic approved by the U.S. Food and Drug Administration, or FDA, to treat antibiotic-associated pseudomembranous colitis caused by Clostridium difficile, or C. difficile, and enterocolitis caused by S. aureus, including methicillin-resistant strains. We are developing CamviaTM (maribavir) for the prevention and treatment of cytomegalovirus, or CMV, disease, and HCV-796 for the treatment of hepatitis C virus, or HCV, infection. We have licensed the U.S. and Canadian rights for a third product candidate, an intranasal formulation of pleconaril, to Schering-Plough for the treatment of picornavirus infections. In addition, we have earlier stage programs in both C. difficile and hepatitis C.

We intend to evaluate in-licensing or other opportunities to acquire products in development, or those that are currently on the market. We plan to seek products for diseases treated by physician specialists and in hospital settings to complement the markets that we hope our CMV and HCV programs will serve or in which Vancocin is prescribed.

Executive Summary

Since June 30, 2007, we experienced the following:

Development Activities

CMV:

•	Began patient recruitment and dosing in a second phase 3 clinical study of Camvia, this one in liver transplant patients.

•	Continued patient recruitment and dosing in an ongoing phase 3 clinical study of Camvia in patients undergoing allogeneic stem cell transplant.

•	Began executing our plan for the Camvia program in Europe.

HCV (with our partner Wyeth):

•

Discontinued dosing of HCV-796 in an ongoing phase 2 combination study of the drug following a review by the joint safety review board of safety data which showed elevated liver enzyme levels in a subset of patients; trial participants continue to receive pegylated interferon and ribavirin in this study.

•	Continued to monitor and follow-up with patients in the phase 2 study.

•	Began evaluation of potential risks to patients to understand if further clinical studies are appropriate.

Financial Results

•	Increased working capital by $31.2 million to $573.3 million, primarily driven by operating income.

•	Net sales decreased 8% as compared to the third quarter of 2006 and were impacted by fluctuations in:

•	prescriptions, which decreased 1% in the third quarter of 2007 as compared to the third quarter of 2006; and

•	wholesaler inventory levels. While levels increased in both comparative periods, the increase in the 2007 period was significantly lower than in the 2006 period.

•	pricing, which was higher in the third quarter of 2007 as compared to the third quarter of 2006.

•	Increased development costs by $3.0 million over the third quarter of 2006 to $10.5 million.

Liquidity

•	Generated net cash from operating activities of $40.4 million.

•	Increased cash and cash equivalents and short-term investments by $35.4 million.

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

The outcome of our clinical development programs is subject to considerable uncertainties. We cannot be certain that we will be successful in developing and ultimately commercializing any of our product candidates, that the FDA or other regulatory authorities will not require additional or unanticipated studies or clinical trial outcomes before granting regulatory approval, or that we will be successful in gaining regulatory approval of any of our product candidates in the timeframes that we expect, or at all. In August 2007, we and Wyeth decided to discontinue dosing with HCV-796 in a phase 2 study as a result of potential safety concerns. We and Wyeth continue to evaluate the observations that led to this decision in the hope of advancing this potential therapeutic agent in the future, however there can be no assurance that we will conduct additional HCV studies in the future as the FDA or other regulatory authorities may either prohibit any future studies with HCV-796 or alternatively may require additional or unanticipated studies or clinical trial outcomes before granting regulatory approval.

We cannot assure you that our current cash, cash equivalents and short-term investments or cash flows from Vancocin sales will be sufficient to fund all of our ongoing development and operational costs, as well as the interest payable on the senior convertible notes, over the next several years, that planned clinical trials can be initiated, or that planned or ongoing clinical trials can be successfully concluded or concluded in accordance with our anticipated schedule and costs. Moreover, the results of our business development efforts could require considerable investments.

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

Results of Operations

Three and Nine-months ended September 30, 2007 and 2006

(in thousands, except per share data)	For the three months ended September 30,		For the nine months ended September 30,
	2007	2006	2007	2006
Net product sales	$50,944	$55,105	$156,074	$128,163
Total revenues	$50,944	$55,246	$156,074	$128,586

Gross product margin	$48,915	$50,237	$149,174	$111,197

Operating income	$27,944	$34,461	$96,749	$73,748

Net income	$21,288	$23,278	$74,982	$48,669
Net income per share:
Basic	$0.30	$0.34	$1.07	$0.71
Diluted	$0.26	$0.33	$0.96	$0.69

The nine month increase in net income relates primarily to increased net sales, increased gross product margin rates and higher interest income, offset primarily by increased development costs related to our CMV and HCV programs. The three month decrease in net income is primarily attributable to increased development costs, which are partially offset by higher interest income.

Revenues

Revenues consisted of the following:

(in thousands)	For the three months ended September 30,		For the nine months ended September 30,
	2007	2006	2007	2006
Net product sales	$50,944	$55,105	$156,074	$128,163
License fees and milestones revenues	—	141	—	423

Total revenues	$50,944	$55,246	$156,074	$128,586

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

During the three and nine months ended September 30, 2007, net sales of Vancocin decreased 7.6% and increased 21.8%, respectively, compared to the same periods in 2006. The third quarter decrease of 7.6% was negatively impacted by changes in wholesaler inventory levels and was partially offset by the impact of a price increase in 2007. The nine month increase of 21.8% resulted from an increase in units sold, partially due to the positive impact of changes in wholesaler inventory levels, and the impact of a price increase in 2007. Specific to wholesalers’ inventory levels, during the third quarter of 2007, wholesalers’ inventory increased to a lesser degree than in the third quarter of 2006. For the nine month period of 2007, wholesalers’ inventory increased; whereas, the comparable 2006 period saw a decrease. Specific to prescriptions, we believe, based upon data reported by IMS Health Incorporated, that prescriptions during the three months ended September 30, 2007 decreased 1.0% as compared to the third quarter in 2006 and prescriptions during the nine months ended September 30, 2007 exceeded prescriptions in the nine months of 2006 periods by 5.1%.

Approximately 92% of our sales are to three wholesalers. Vancocin product sales are influenced by prescriptions and wholesaler forecasts of prescription demand, which could be at different levels from period to period. We receive inventory data from two of our three largest wholesalers. We do not independently verify this data. Based on this inventory data and our estimates, we believe that as of September 30, 2007, the wholesalers did not have excess channel inventory.

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

Cost of sales and gross product margin

(in thousands)	For the three months ended September 30,		For the nine months ended September 30,
	2007	2006	2007	2006
Net product sales	$50,944	$55,105	$156,074	$128,163
Cost of sales	2,029	4,868	6,900	16,966

Gross product margin	$48,915	$50,237	$149,174	$111,197

Vancocin cost of sales includes the cost of materials and distribution costs. Our gross product margin rate (net product sales less cost of sales as a percent of net product sales) for Vancocin increased in the 2007 periods to approximately 95% as compared to the 2006 periods, which were 91% for the quarter ended September 30, 2006 and 87% for the nine months ended September 30, 2006. This increase primarily results from the sale of units manufactured by Norwich Pharmaceuticals, Inc. (formerly known as OSG Norwich) during the 2007 periods, which carry a lower inventory cost. Additionally, the nine months of 2006 includes $4.4 million resulting from the November 2005 amendment to our manufacturing agreement with Lilly whereby we increased the amount of Vancocin that Lilly supplied to us, which increased our cost of sales in the first half of 2006 as specific higher cost units were sold.

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

Research and development expenses were divided between our research and development programs in the following manner:

(in thousands)	For the three months ended September 30,		For the nine months ended September 30,
	2007	2006	2007	2006
Direct – Core programs
CMV	$6,262	$5,297	$13,329	$8,517
HCV	451	377	832	378
Vancocin / C. difficile	257	135	635	789
Indirect
Development	3,573	1,720	8,569	5,150

Total	$10,543	$7,529	$23,365	$14,834

Direct Expenses—Core Development Programs

Related to our CMV program, during the first nine months of 2007 we continued recruitment into an ongoing phase 3 study of Camvia in patents undergoing allogeneic stem cell transplant and began recruiting patients into a second phase 3 study in patients undergoing liver transplantation. We began executing on our plans for our clinical, regulatory and commercial activities for the Camvia program in Europe. During the first nine months of 2006, we concluded a preliminary analysis of data from our phase 2 clinical trial with Camvia and were in discussions with FDA regarding our phase 3 plans for Camvia. Included in the CMV expenses during the third quarter and nine months of 2006 was $3.0 million related to a milestone payment due to GlaxoSmithKline associated with the initiation of the phase 3 study of Camvia.

Related to our HCV program, costs in 2007 primarily represent those paid to Wyeth in connection with our cost-sharing arrangement related to discovery efforts to identify potential back-ups/follow-on compounds to HCV-796. Development activity for our HCV product candidate, HCV-796, during the first nine months of 2007 included completion of enrollment in the 500 mg BID arms of a phase 2 study of HCV-796 when dosed in combination with pegylated interferon and ribavirin and ongoing follow-up of patients in that study. In August 2007, we announced that elevated liver enzyme levels in a subset of patients in this study indicated a potential safety issue. Consequently, all dosing with HCV-796 was discontinued, although patients in the phase 2 study had the option of continuing to receive pegylated interferon and ribavirin as per standard of care. Therefore, monitoring and follow-up of patients in the phase 2 study will continue. During the first nine months of 2006, we initiated a phase 1b clinical trial of HCV-796 in combination with pegylated interferon and prepared for the current phase 2 study. Wyeth pays a substantial portion of the collaboration’s predevelopment and development expenses.

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

Marketing, general and administrative expenses

Marketing, general and administrative expenses increased for the three and nine months ending September 30, 2007, $2.0 million and $5.6 million, respectively, comparative to the same periods in 2006. For the nine month period, the largest contributors to the $5.6 million increase were medical education costs ($2.1 million), legal and consulting costs ($1.2 million) and stock compensation expense ($1.0 million). Other contributors included corporate franchise taxes and compensation and recruiting costs, due to increased number of employees, which collectively increased by $1.3 million. These increases were partially offset by lower business development costs. For the three month period, the largest contributors to the $2.0 million increase were medical education and legal and consulting costs. During the remainder 2007, we anticipate to continue to increase spending in marketing, general and administrative expenses, driven by additional medical education expenses and legal and consulting costs.

Included in the increased legal and consulting costs are expenses incurred related to our opposition to the attempt by the OGD regarding the conditions that must be met in order for a generic drug application to request a waiver of in-vivo bioequivalence testing for copies of Vancocin, which were $2.4 million in the first nine months of 2007 as compared to $1.7 million the same period in 2006. We anticipate that these additional legal and consulting costs will continue at higher levels in future periods.

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

Intangible amortization increased in all comparative periods, with $1.4 million and $1.3 million for the three months ended September 30, 2007 and 2006, respectively, and $4.7 million and $4.3 million for the nine months ended September 30, 2007 and 2006, respectively. The increase for the nine month comparative period was primarily related to the $0.2 million increase in the cumulative adjustment, which was $0.6 million for the first half of 2007 and $0.4 million for the first half of 2006.

In March 2006, as a result of OGD’s change in approach relating to generic bioequivalence determinations, we reviewed the value of the intangible asset and concluded that there was no impairment of the carrying value of the intangible assets or change to the useful lives as estimated at the acquisition date. Additionally, on an ongoing periodic basis, we evaluate the useful life of these intangible assets and determine if any economic, governmental or regulatory event has modified their estimated useful lives. This evaluation did not result in a change in the life of the intangible assets during the quarter ended September 30, 2007. We will continue to monitor the actions of the OGD and consider the effects of our opposition efforts and the announcements by generic competitors or other adverse events for additional impairment indicators and we will reevaluate the expected cash flows and fair value of our Vancocin-related assets, as well as estimated useful lives, at such time.

Other Income (Expense)

Interest Income

Interest income for three months ended September 30, 2007 and 2006 was $7.0 million and $2.5 million, and for the nine months ended September 30, 2007 and 2006 was $17.0 million and $6.7 million, respectively. Interest income increased primarily due to increased short-term investments during the 2007 period and to a lesser extent, an increased rate of return.

Interest Expense

(in thousands)	For the three months ended September 30,		For the nine months ended September 30,
	2007	2006	2007	2006
Interest expense on 2% senior convertible notes	$1,231	$—	$2,541	$—
Interest expense on 6% subordinated convertible notes	—	—	—	790
Beneficial conversion feature	—	(179)	—	(179)
Amortization of finance costs	204	—	420	75

Total interest expense	$1,435	$(179)	$2,961	$686

Interest expense and amortization of finance costs in 2007 relates entirely to the senior convertible notes issued on March 26, 2007, as described in Note 6 to the Unaudited Consolidated Financial Statements.

Interest expense in 2006 relates entirely to the subordinated convertible notes, which were redeemed on March 1, 2006. In the third quarter of 2006, we recorded a credit to interest expense related to the beneficial conversion feature because we released the remaining liability associated with the auto-conversion provisions as the likelihood of payment was remote.

Income Tax Expense

Our effective income tax rate was 36.4% and 37.3% for the quarters ended September 30, 2007 and 2006, respectively, and 32.3% and 38.1% for the nine months ended September 30, 2007 and 2006, respectively. Income tax expense includes federal, state and foreign income taxes at statutory rates and the effects of various permanent differences. The decrease in the 2007 rate as compared to 2006 is primarily due to our current estimate of the impact of orphan drug credit for Camvia. Our income tax expense for the three and nine months ended September 30, 2007 and 2006 also includes the impact of finalizing the federal and state tax provisions for 2006 and 2005, respectively. We currently anticipate an effective tax rate of approximately 33% for the year ended December 31, 2007, which includes an estimate related to orphan drug credit based upon estimates of qualified expenses and excludes the impact of discrete items. We continue to evaluate our qualified expenses and, to the extent that actual qualified expenses vary significantly from our estimates, our effective tax rate will be impacted.

Liquidity

We expect that our near term sources of revenue will arise from Vancocin product sales. However, we cannot predict what the actual sales of Vancocin will be in the future, the outcome of our effort to oppose the OGD’s approach to bioequivalence determinations for generic copies of Vancocin is uncertain. In addition, there are no assurances that demand for Vancocin will continue at historical or current levels.

Our ability to generate positive cash flow is also impacted by the timing of anticipated events in our CMV and HCV programs, including the scope of the clinical trials required by regulatory authorities, results from clinical trials, the results of our product development efforts, and variations from our estimate of future direct and indirect expenses.

While we anticipate that cash flows from Vancocin, as well as our current cash, cash equivalents and short-term investments, should allow us to fund substantially all of our ongoing development and other operating costs, as well as the interest payable on the senior convertible notes, we may need additional financing in order to expand our product portfolio. At September 30, 2007, we had cash, cash equivalents and short-term investments of $552.2 million. At September 30, 2007, the annualized weighted average nominal interest rate on our short-term investments was 5.2%.

Overall Cash Flows

During the nine months ended September 30, 2007, we generated $91.6 million of net cash from operating activities, primarily from the cash contribution of Vancocin, which includes the impact of net income. Partially offsetting this cash contribution is the impact of higher accounts receivables, which is related to the timing of orders and the price increase. We also used $291.7 million of cash for investing activities, as we purchased short-term investments and our corporate headquarters building. Our net cash provided by financing activities for the quarter ended September 30, 2007 was $220.3 million, primarily from the March 2007 issuance of senior convertible notes, net of issuance costs, in the amount of $241.8 million, partially offset by $23.3 million used to purchase the call spread as described in Note 6 of the Unaudited Consolidated Financial Statements.

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

Operating Cash Outflows

The cash flows we have used in operations historically have been applied to research and development activities, marketing and business development efforts, general and administrative expenses, servicing our debt, and income tax payments. Bringing drugs from the preclinical research and development stage through phase 1, phase 2, and phase 3 clinical trials and FDA approval is a time consuming and expensive process. Because our product candidates are currently in the clinical stage of development, there are a variety of events that could occur during the development process that will dictate the course we must take with our drug development efforts and the cost of these efforts. As a result, we cannot reasonably estimate the costs that we will incur through the commercialization of any product candidate. However, due to advancements in our trials and our initiative to develop non-toxigenic strains of C. difficile, we expect future costs to exceed current costs. The most significant of our near-term operating development cash outflows are as described under “Development Programs”.

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

Core Development Programs

CMV program—From the date we in-licensed Camvia through September 30, 2007, we paid $35.5 million of direct costs in connection with this program, including the acquisition fee of $3.5 million paid to GSK for the rights to Camvia in September 2003 and a $3.0 million milestone payment in February 2007.

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

HCV program—From the date that we commenced predevelopment activities for compounds in this program that are currently active through September 30, 2007, we paid $3.7 million in direct expenses for the predevelopment and development activities relating to such compounds. These costs are net of contractual cost sharing arrangements between Wyeth and us. Wyeth pays a substantial portion of the collaboration’s predevelopment and development expenses.

In August, we announced a potential safety issue identified during a phase 2 study of our HCV product candidate, HCV-796, dosed in combination with pegylated interferon and ribavirin. Specifically, elevated liver enzyme levels were observed in a subset of patients. Consequently, all dosing with HCV-796 was discontinued, although patients in the phase 2 study had the option of continuing to receive pegylated interferon and ribavirin as per standard of care. During the remainder of 2007, the planned activities for the HCV-796 program include continuing monitoring and follow-up of patients enrolled in the phase 2 study. In addition, there will be extensive evaluation of available preclinical and clinical safety data in order to understand the potential risks to patients and whether further clinical studies are appropriate. No additional clinical studies with HCV-796 will be initiated until this evaluation is complete. The results of the investigation into liver enzyme findings observed in the phase 2 study, along with other predevelopment activities performed during the year, will significantly impact the timing and amount of expenses we will incur related to this program in future periods. In addition, discussions with the FDA regarding our plans may impact the timing, nature and cost of future planned studies. During 2007 we will continue to incur costs associated with discovery activities to identify a follow-on/back-up molecule to HCV-796.

Should we achieve certain additional product development events, Wyeth is required to pay us certain cash milestones pursuant to terms of our collaboration agreement. However, there can be no assurances that we will be successful in achieving these milestones.

Vancocin and C. difficile related – We acquired Vancocin in November 2004 and through September 30, 2007, we have spent approximately $1.0 million in direct research and development costs related to Vancocin or on related C. difficile activities.

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

Business development activities

Through September 30, 2007, we paid an acquisition price of $116.0 million, recorded $23.1 million related to additional purchase price consideration tied to product sales (see Note 4 of the Unaudited Consolidated Financial Statements) and incurred $2.0 million of fees and expenses in connection with the Vancocin acquisition.

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

Senior Convertible Notes

On March 26, 2007, we issued $250.0 million principal amount of senior convertible notes due in March 2017. The senior convertible notes bear interest at a rate of 2% per annum, payable semi-annually in arrears on March 15 and September 15 of each year commencing on September 15, 2007. The senior convertible notes are convertible into shares of the Company’s common stock at an initial conversion price of $18.87 per share. Upon conversion, holders of the senior convertible notes will receive shares of common stock, subject to ViroPharma’s option to irrevocably elect to settle all future conversions in cash up to the principal amount of the senior convertible notes, and shares for any excess. We can irrevocably elect this option at any time on or prior to the 35th scheduled trading day prior to the maturity date of the senior convertible notes. Prior to the conversion period, which begins on December 15, 2016, the senior convertible notes are convertible by the holder under specific criteria, as more fully described in Note 6 of the Unaudited Consolidated Financial Statements.

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

We establish accruals for chargebacks and rebates, sales discounts, product returns and inventory management related fees. These accruals are primarily based upon the history of Vancocin, including both Lilly and our ownership periods, and contracts. We also consider the volume and price of our products in the channel, trends in wholesaler inventory, conditions that might impact patient demand for our product (such as incidence of disease and the threat of generics) and other factors.

In addition to internal information, such as unit sales, we use information from external resources, which we do not verify, to estimate the channel inventory. Our external resources include prescription data reported by IMS Health Incorporated and written information obtained from two of our three largest wholesaler customers with respect to their inventory levels.

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

During 2007, while continuing to monitor the implementation process of Medicare Part D and consistent with our normal process, we performed an analysis on the share of Vancocin sales that ultimately go to Medicaid recipients and result in a Medicaid rebate. As part of that analysis, we considered our actual Medicaid historical rebates processed, total units sold and fluctuations in channel inventory. As such, during the first nine months of 2007, we reduced our rebates accrual related to prior years by approximately $0.7 million. While we anticipate that our Medicaid rebate accrual should remain at this lower level based on actual experience since the implementation of Medicare Part D, the factors addressed above could ultimately result in a material impact on future periods.

Product returns are minimal. Product return accruals are estimated based on Vancocin’s history of damage and product expiration returns and are recorded in the period in which we record the sale of revenue. At each reporting period, we also compare our returns accrual balance to the estimated channel inventory to ensure the accrual balance is reasonable and within an acceptable range. For example, if the estimated channel inventory is at a high level, we could be required to adjust our accrual upward. In the third quarter of 2007, we increased our accrual by approximately $0.6 million.

Discounts, related to payment terms, and fees for service arrangements with wholesalers are fully accrued in the period in which we record the sale of revenue. Since our customers consistently take the payment discount and fees for service are contractual, we do not believe that future periods will be materially impacted by a change in a previous accrual.

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

On a periodic basis, we evaluate the realizability of our deferred tax assets and liabilities and will adjust such amounts in light of changing facts and circumstances, including but not limited to future projections of taxable income, tax legislation, rulings by relevant tax authorities, tax planning strategies and the progress of tax audits. We recognize the benefit of tax positions that we have taken or expect to take on the income tax returns we file if such tax position is more likely than not of being sustained. Settlement of filing positions that may be challenged by tax authorities, including, but not limited to, uncertain tax positions as defined by FIN 48, could impact the income tax position in the year of resolution. Additionally, our annual effective tax rate will be impacted to the extent that actual qualified expenses related to our orphan drug designation vary significantly from our estimates. Our current tax liability is presented in the consolidated balance sheet within income taxes payable.

In the third quarter of 2007, we established a $1.3 million liability for uncertain tax positions. This liability is subjective and could increase or decrease in any future period depending on new case law, other precedence setting events, changes or clarifications in tax law or upon settlement if challenged by tax authorities.

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

Our holdings of financial instruments are primarily comprised of a mix of U.S. corporate debt, government securities and commercial paper. All such instruments are classified as securities available for sale. Our debt security portfolio represents funds held temporarily pending use in our business and operations. We manage these funds accordingly. Our primary investment objective is the preservation of principal, while at the same time maximizing the generation of investment income. We seek reasonable assuredness of the safety of principal and market liquidity by investing in cash equivalents (such as Treasury bills and money market funds) and fixed income securities (such as U.S. government and agency securities, municipal securities, taxable municipals, and corporate notes) while at the same time seeking to achieve a favorable rate of return. Our market risk exposure consists principally of exposure to changes in interest rates. Our holdings are also exposed to the risks of changes in the credit quality of issuers. Historically, we have typically invested in financial instruments with maturities of less than one year. The carrying amount, which approximates fair value, and the annualized weighted average nominal interest rate of our investment portfolio at September 30, 2007, was approximately $480.5 million and 5.2%, respectively. A one percentage point change in the interest rate would have resulted in a $1.2 million impact to interest income for the quarter ended September 30, 2007.

Since 2006, we have also been exposed to movements in foreign currency exchange rates, specifically the Euro, for certain immaterial expenses. We have used foreign currency forward exchange contracts based on forecasted transactions to reduce this exposure to the risk that the eventual net cash outflows, resulting from purchases from foreign testing sites, will be adversely affected by changes in exchange rates. The nominal amount of these forwards as of September 30, 2007 was $0.3 million and the associated fair value was approximately $33,000, which is credited to research and development expense.

ITEM 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer, or CEO, and our Chief Financial Officer, or CFO, of the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of September 30, 2007. Based on that evaluation, our management, including our CEO and CFO, concluded that as of September 30, 2007 our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to the Company’s management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the third quarter of 2007 there were no significant changes in our internal control over financial reporting identified in connection with the evaluation of such controls that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1a.	Risk Factors

We are providing the following information regarding changes that have occurred to previously disclosed risk factors from our Annual Report on Form 10-K for the year ended December 31, 2006 and our Quarterly Report on Form 10-Q for the quarter ended June 30, 2007. In addition to the other information set forth below and elsewhere in this report, you should carefully consider the factors discussed under the heading “Risk Factors” in our Form 10-K for the year ended December 31, 2006 and our Quarterly Report on Form 10-Q for the quarter ended June 30, 2007. The risks described in this Quarterly Report on Form 10-Q and our prior periodic reports are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

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

We initiated a phase 3 study in stem cell transplant patients for maribavir in September 2006 and a second phase 3 study in liver transplant patients in July 2007. While our phase 2 data for maribavir were positive, maribavir requires significant additional development efforts and regulatory approvals prior to any commercialization. The primary end point for our phase 3 studies with maribavir is different than the end point used in our phase 2 stem cell transplant study. Moreover, our phase 3 study in liver transplant patients is in a population that we have never studied. The results of ongoing and future studies of maribavir may be inconsistent with the results from previous studies and may not support further clinical development or regulatory approval.

We initiated our phase 2 program with Wyeth for HCV-796 in October 2006. In August 2007, we and Wyeth decided to discontinue dosing with HCV-796 in combination with pegylated interferon and ribavirin in our phase 2 study as 8% of patients showed elevated liver enzyme levels after 8 weeks or more of therapy with HCV-796 with pegylated interferon and ribavirin. We and Wyeth continue to evaluate the observations that led to this decision in the hope of advancing this potential therapeutic agent in the future, however there can be no assurance that we will conduct additional HCV studies in the future as the FDA or other regulatory authorities may either prohibit any future studies with HCV-796 or alternatively may require additional or unanticipated studies or clinical trial outcomes before granting regulatory approval.

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

If we are unable to successfully develop our product candidates, we will not have a source of revenue other than Vancocin. Moreover, the failure of one or more of our product candidates in clinical development could harm our ability to raise additional capital. Furthermore, results from our clinical trials may not meet the level of statistical significance required by the FDA or other regulatory authorities for approval of a drug candidate.

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

The rate of completion of clinical trials depends upon many factors, including the rates of initiation of clinical sites and enrollment of patients. For example, our enrollment of patients in our phase 2 clinical trial for maribavir was impacted by our ability to identify and successfully recruit a sufficient number of patients who have undergone allogeneic hematopoietic stem cell/bone marrow transplantation. Our phase 3 studies for maribavir will require substantially more clinical sites and patients than were required for the phase 2 studies, and many of these clinical sites and patients are expected to be in Europe. We do not have extensive experience in executing clinical trials in Europe. We also initiated a second phase 3 study of maribavir in liver transplant patients. We have never conducted clinical studies in this population. If we are unable to initiate a sufficient number of clinical sites and accrue sufficient clinical patients who are eligible to participate in the trials during the appropriate period, we may need to delay our clinical trials and incur significant additional costs. In addition, the FDA, Independent Safety Monitoring Boards or Institutional Review Boards may require us to delay, restrict, or discontinue our clinical trials on various grounds, including a finding that the subjects or patients are being exposed to an unacceptable health risk such as the partial clinical hold we have received with regard to HCV-796. We expect to submit an NDA filing in 2009 for maribavir. However, we may be unable to submit a NDA to the FDA for our product candidates within the time frame we currently expect. Once a NDA is submitted, it must be approved by the FDA before we can commercialize the product described in the application. The cost of human clinical trials varies dramatically based on a number of factors, including:

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

Item 5.	Other Information.

On October 26, 2007, ViroPharma Incorporated (“ViroPharma”) and Alpharma Inc. (“Alpharma”) entered into an Amended and Restated Bulk Supply Agreement (the “Supply Agreement”) related to the manufacture and supply by Alpharma to ViroPharma of vancomycin hydrochloride, the active pharmaceutical ingredient for Vancocin® (the “API”). The Supply Agreement allows for a second manufacturing location of API and contains the general ordering and commercial supply terms and conditions as well as the specific economic terms for purchase of the API, including price and minimum purchase requirements.

ITEM 6.	Exhibits

List of Exhibits:

10.1††	ViroPharma Board Compensation Policy.

31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

††	Compensation plans and arrangements for executives and others.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VIROPHARMA INCORPORATED

Date: October 30, 2007	By:	/s/ Michel de Rosen
Michel de Rosen President, Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)

	By:	/s/ Vincent J. Milano
Vincent J. Milano Vice President, Chief Operating Officer, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)