Form 10-K
period 2007-12-31
VIROPHARMA INC
filed 2008-02-28
CIK 946840

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2007

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

Large Accelerated Filer  ☒    Accelerated Filer  ☐    Non-accelerated filer  ☐    Smaller Reporting Company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The approximate aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $826.7 million as of June 30, 2007, based upon the closing sale price per share of the Common Stock as quoted on the Global Market segment of the NASDAQ Stock Market on that date.

The number of shares of the registrant’s Common Stock outstanding as of February 22, 2008 was 69,943,255 shares.

DOCUMENTS INCORPORATED BY REFERENCE

As stated in Part III of this Annual Report on Form 10-K, portions of the registrant’s definitive proxy statement for the registrant’s 2008 Annual Meeting of Stockholders to be held on May 23, 2008 are incorporated by reference in Part III of this Annual Report on Form 10-K.

VIROPHARMA INCORPORATED

FORM 10-K ANNUAL REPORT

For Fiscal Year Ended December 31, 2007

“ViroPharma,” “ViroPharma” plus the design, “Camvia” and “Vancocin” are trademarks and service marks of ViroPharma or its licensors. We have obtained trademark registration in the United States for the marks in connection with certain products and services. All other brand names or trademarks appearing in this Annual Report on Form 10-K are the property of others.

PART I

ITEM 1.	BUSINESS

ViroPharma Incorporated (“ViroPharma,” the “Company,” “we” or “us”) is a biopharmaceutical company dedicated to the development and commercialization of products that address serious infectious diseases, with a focus on products used by physician specialists or in hospital settings. We intend to grow through sales of our marketed product, Vancocin® HCl capsules, through the continued development of our product pipeline and through potential acquisition or licensing of products or acquisition of companies.

We have one marketed product and multiple product candidates in clinical development. We market and sell Vancocin® HCl capsules, the oral capsule formulation of vancomycin hydrochloride, in the U.S. and its territories. Vancocin is a potent antibiotic approved by the U.S. Food and Drug Administration, or FDA, to treat antibiotic-associated pseudomembranous colitis caused by Clostridium difficile infection (CDI), or C. difficile, and enterocolitis caused by Staphylococcus aureus, including methicillin-resistant strains. We are developing CamviaTM (maribavir) for the prevention and treatment of cytomegalovirus, or CMV, disease, and HCV-796 for the treatment of hepatitis C virus, or HCV, infection. We have entered into a licensing agreement for the rights to develop non-toxigenic strains of C. difficile (NTCD) for the treatment and prevention of CDI. We have licensed the U.S. and Canadian rights for a third product development candidate, an intranasal formulation of pleconaril, to Schering-Plough for the treatment of picornavirus infections. In addition, we have a discovery stage program in hepatitis C.

We intend to evaluate in-licensing or other opportunities to acquire products in development, or those that are currently on the market. We plan to seek products for diseases treated by physician specialists and in hospital settings, or to complement the markets that we hope our CMV and HCV programs will serve or in which Vancocin is prescribed.

We were incorporated in Delaware in September 1994 and commenced operations in December 1994. Our executive offices are located at 397 Eagleview Boulevard, Exton, Pennsylvania 19341, our telephone number is 610-458-7300 and our website address is www.viropharma.com. Information contained on our website is not incorporated into this Annual Report on Form 10-K or any other filings we make with the SEC.

Vancocin

In November 2004, we acquired all rights in the U.S. and its territories to manufacture, market and sell Vancocin, as well as rights to certain related vancomycin products, from Eli Lilly and Company (“Lilly”) for a $116 million upfront payment and additional purchase price consideration based on pre-defined sales levels through 2011, which, as of December 31, 2007, an aggregate of $23.1 million was paid. Lilly retained its rights to Vancocin outside of the U.S. and its territories.

Vancocin is approved by the FDA for treatment of enterocolitis caused by S. aureus (including methicillin-resistant strains) and antibiotic associated pseudomembranous colitis caused by C. difficile. Both are potentially serious infections of the gastrointestinal (GI) tract. S. aureus enterocolitis is rare; however, infection with C. difficile is the indication that accounts for the majority of Vancocin’s use.

Clostridium difficile infection (CDI) is an infection of the GI tract. The clinical manifestations, ranging from diarrhea to toxicmegacolon and sometimes death, are a result of toxins produced by the bacterium that cause inflammation in the colon. Hospitalized patients, those residing in long-term care centers, those greater than 65 years of age, and patients that have received broad-spectrum antibiotic therapy, are at greatest risk to acquire CDI.

CDI is not a nationally reportable disease and as such it is difficult to estimate the actual incidence of disease with precision. Based on reports from the Centers for Diseases Control and Prevention (CDC) and peer-reviewed publications, we estimate that at least 400,000 patients were affected by CDI in 2007. Many clinicians report treating increasing numbers of patients with severe CDI and increased mortality rates. Clinicians have also noted that patients are progressing from mild/moderate disease to severe disease or death more rapidly than previously observed. The incidences of CDI appear to be plateauing in 2007 relative to previous years.

Although the causes for this change in CDI remain under active investigation, the CDC has postulated that a combination of changes in antibiotic use and infection control practices, along with the emergence of a hypervirulent strain of C. difficile, are likely contributors. As of late 2007, this strain (referred to as the toxinotype III, BI, or NAP1/027 strain) has been identified in at least 36 states in the U.S.

Vancocin is the only drug approved by the FDA for the treatment of antibiotic-associated pseudomembranous colitis caused by C. difficile. Historically metronidazole, has been commonly used as first-line treatment for CDI, while Vancocin has been reserved for those patients who have failed metronidazole, have recurrent disease, or who are suffering from severe CDI. We believe that changes in the epidemiology of CDI, in particular the increasing frequency of severe disease, and data suggesting that failure or relapse occur more commonly in patients treated with metronidazole have led to an increase in the use of Vancocin. In October of 2007, the Society for Healthcare Epidemiology of America (SHEA) and the Infectious Diseases Society of American (IDSA) presented draft new management guidelines for CDI at the IDSA annual metting. These draft guidelines are expected to be finalized in the spring of 2008. Key points from the draft evidenced-based guidelines include:

•	A recommendation supporting the use of metronidazole for the treatment of initial episodes of mild-to-moderate CDI;

•	The definition of severe CDI is proposed to be patients with a peripheral white blood count (WBC) greater than 15,000/mm3 or a rising serum creatinine greater than 50% above the pre-morbid CDI level;

•	An evidence-based recommendation supporting the use of Vancocin as first line therapy for initial episodes of severe or severe-complicated CDI;

•	The recommended duration of therapy of 10 – 14 days for the treatment of all initial episodes of CDI regardless of severity;

•	A recommendation to treat a first episode of a recurrence of CDI with the same agent used to treat the initial episode;

•	The recommended use of metronidazole only in the management of a first episode of recurrent CDI, with Vancocin being recommended for the management of all second episodes of recurrent CDI.

On March 17, 2006, we learned that the FDA’s Office of Generic Drugs, Center for Drug Evaluation and Research (“OGD”) changed its approach regarding the conditions that must be met in order for a generic drug applicant to request a waiver of in-vivo bioequivalence testing for copies of Vancocin. We are opposing this attempt. However, in the event this change in approach remains in effect, the time period in which a generic competitor may enter the market would be reduced and multiple generics may enter the market, which would materially impact our operating results, cash flows and possibly asset valuations.

Product Pipeline

We currently have three development programs. We have two programs in clinical development that target: (1) CMV with an initial focus on CMV disease in recipients of hematopoietic stem cell / bone marrow and solid organ transplants, and (2) HCV. These programs are within the transplant and hospital settings or focus on diseases treated by physician specialists, and are at the center of our strategic focus. Our third program is in preclinical development and targets the treatment and prevention of CDI utilizing the spore form of a non-toxin producing strain of C. difficle.

We have also engaged in a drug discovery program with Wyeth to identify back-up/follow-on molecules to HCV-796.

Intranasal pleconaril has been licensed to Schering-Plough and targets picornaviruses with intranasal pleconaril.

The following chart generally describes our research and development programs:

Product Candidate	Program Indication	Development Status	ViroPharma Commercialization Rights
Camvia (maribavir)	CMV disease	Phase 3	Worldwide, other than Japan

HCV-796	HCV infection	Phase 2	Co-promotion rights in the U.S. and Canada with Wyeth

Non-toxigenic strain of C. difficile (NTCD)	CDI	Preclinical	Worldwide rights

Back-up/follow-on to HCV-796	HCV infection	Discovery	Co-promotion rights in the U.S. and Canada with Wyeth

Intranasal pleconaril	Common cold and asthma exacerbations	Phase 2	Licensed to Schering-Plough

Product Candidate	Program Indication	Development Status	ViroPharma Commercialization Rights
exacerbations

CMV Program

As of December 31, 2007, we continue to enroll patients in our phase 3 studies of Camvia for the prevention of CMV disease in allogeneic stem cell transplantation and liver transplantation. We expect that the phase 3 study in stem cell transplant patients will enroll a target of at least 620 patients at transplant centers in the U.S., Canada, and several European countries. The primary efficacy endpoint measures the incidence of CMV disease within six months post-transplant. Secondary endpoints include incidence of initiation of preemptive anti-CMV therapy, incidence of graft-versus-host disease, mortality and CMV disease-free survival. The study also will evaluate the pharmacokinetics of Camvia in this subject population.

The phase 3 study of liver transplant patients will enroll a target of approximately 350 patients in the U.S. and Europe who are at high risk of developing CMV diseases. The primary efficacy endpoint measures the incidence of CMV disease within six months post transplant. Secondary endpoints include time to onset of CMV infection and disease, the incidence and time to onset of anti-CMV therapy and survival without CMV infection or disease. Additionally, the incidence of adverse effects including those that limit the use of current therapies such as suppression of bone marrow function will be assessed.

We have completed several phase 1 clinical trials with Camvia to evaluate the potential for drug interactions, to evaluate the pharmacokinetics of Camvia in subjects with renal impairment and in subjects with hepatic impairment, and to evaluate the relative bioavailability of different tablet formulations. Additional clinical studies are either ongoing or planned for the future. We completed a phase 2 clinical trial with Camvia for the prevention of CMV infections in allogeneic stem cell transplant patients, which demonstrated that Camvia significantly reduces CMV reactivation in this population.

CMV is a member of the herpes virus group, which includes the viruses that cause chicken pox, mononucleosis, herpes labialis (cold sores) and genitalis (genital herpes). Like other herpes viruses, CMV has the ability to remain dormant in the body for long periods of time. CMV infection rates average between 40% and 85% of adults in North America and Europe. In most individuals with intact immune systems, CMV causes little to no apparent illness. However, in immunocompromised individuals, CMV can lead to serious disease or death. Currently, patients who are immunosuppressed following hematopoietic stem cell/bone marrow or solid organ transplantation remain at high risk of CMV infection. In these patients, CMV can lead to severe conditions such as pneumonitis or hepatitis, or even death.

HCV Program

On August 10, 2007 we announced the decision made with Wyeth Pharmaceuticals, a division of Wyeth, to discontinue dosing with HCV-796 in combination with pegylated interferon and ribavirin in our current Phase 2 study. All subjects, following consultation with the principal investigators at each site, had the option of continuing on the combination therapy of pegylated interferon and ribavirin, the standard of care and we continued to collect antiviral and safety data. This decision followed a review by the joint safety review board of safety data accumulated to date, which showed elevated liver enzyme levels in some patients after 8 weeks or more of therapy with HCV-796 with pegylated interferon and ribavirin.

At the time of the decision, clinically significant elevations of liver enzymes were observed in approximately eight percent of patients receiving HCV-796, including two patients who experienced serious adverse events leading to withdrawal from active therapy with HCV-796, pegylated interferon and ribavirin. In contrast, elevated liver enzymes were seen in only one percent of patients on standard of care. Elevations of liver enzymes appeared to be transient in some patients. The U.S. Food and Drug Administration was notified that all patients on triple therapy were offered continued treatment with only pegylated interferon and ribavirin for the remainder of the clinical study.

At the point the decision was made to discontinue dosing with HCV-796, the companies announced that the following on-therapy anti-viral activity was observed in the phase 2 study.

•	45% of 75 patients receiving HCV-796 plus standard of care were below the level of quantification at 4 weeks, compared to 7% of 75 patients on standard of care alone.

•	73% of 37 patients on HCV-796 plus standard of care were below the level of quantification at 12 weeks, compared to 39% of 38 patients on standard of care alone.

•	23% of 73 null responders patients were below the level of quantification at 12 weeks.

In 2008, the planned activities for the HCV-796 program include continuing monitoring and follow-up of patients enrolled in the phase 2 study. In addition, there will be extensive evaluation of available preclinical and clinical safety data in order to understand the potential risks to patients and whether further clinical studies are appropriate. No additional clinical studies with HCV-796 will be initiated until this evaluation is complete and the results are discussed with the FDA. The results of the investigation into liver enzyme findings observed in the phase 2 study, along with other predevelopment activities performed during the year, will significantly impact the timing and amount of expenses we will incur related to this program in future periods. In addition, discussions with the FDA regarding our plans may impact the timing, nature and cost of future planned studies. During 2008 we will continue with discovery activities to identify a follow-on/back-up molecule to HCV-796.

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

CDI Program

In February 2006, we announced that we had entered into a licensing agreement with Dr. Dale Gerding, of the Hines VA for the rights to develop non-toxigenic strains of C. difficile (NTCD) for the treatment and prevention of CDI. We plan to initially focus our efforts on the opportunity to prevent recurrence of CDI following treatment with Vancocin. The concept behind this novel treatment approach aims to prevent disease recurrence, and involves the oral administration of non-toxin producing spores of C. difficile following initial treatment of acute CDI. The underlying concept of this approach is to first treat the disease with an effective product like Vancocin and eradicate the dangerous toxin-producing C. difficile which causes severe CDI. The treated patient could potentially then be dosed with oral NTCD to re-colonize the GI tract and prevent the ‘bad’ bugs from re-infecting the colon until normal GI flora returns and the patient is no longer susceptible to disease.

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

We paid Lilly an upfront cash payment of $116.0 million. We are obligated to pay additional purchase price consideration based on annual net sales of Vancocin through 2011. As of December 31, 2007, we have paid an aggregate of $23.1 million to Lilly in additional purchase price consideration, as our net sales of Vancocin surpassed the maximum obligation level of $65 million in 2005, 2006 and 2007. The $23.1 million payment was based upon 35% of $17 million in 2007, 35% of $19 million in 2006 and 50% of $21 million in 2005.

For annual net sales during 2008 through 2011, we are obligated to pay additional amounts of 35% on net sales between $45 and $65 million. No additional payments are due to Lilly on net sales of Vancocin below or above the net sales levels. We account for additional purchase price consideration as contingent consideration and record an adjustment to the carrying amount of the related intangible assets and a cumulative adjustment to the intangible amortization upon achievement of the related sales milestones. See Note 6 of the Consolidated Financial Statements for additional information regarding intangible assets and amortization.

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

Cytomegalovirus and GlaxoSmithKline

In August 2003, we entered into a license agreement with GlaxoSmithKline (“GSK”) under which we acquired worldwide rights (excluding Japan) to an antiviral compound, Camvia, for the treatment of CMV disease. Camvia is a benzimidazole compound that was in development by GSK for the treatment of CMV retinitis in HIV positive patients.

Under the terms of the agreement, we have exclusive worldwide rights (excluding Japan) to develop and commercialize Camvia for the prevention and treatment of cytomegalovirus infections related to transplant (including solid organ and hematopoietic stem cell / bone marrow transplantation), congenital transmission, and in patients with HIV infection. The patents covering Camvia expire in 2015. We paid GSK a $3.5 million up-front cash licensing fee and will pay additional milestone payments based upon defined clinical development and regulatory events. In the third quarter of 2006, we recorded a $3.0 million milestone payment due to GSK associated with the initiation of the phase 3 study of Camvia, which was paid in February 2007. No additional amounts were recorded in 2007. We also will pay royalties to GSK and its licensor on product sales in the U.S. and rest of world (excluding Japan). We will be dependent on GSK to prosecute and maintain the patents related to Camvia, and to file any applications for patent term extension. We also may be dependent on GSK to protect such patent rights. We have the right to sublicense our rights under the agreement, which under certain circumstances requires consent from GSK.

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

Wyeth paid us $5.0 million on the effective date of the original agreement, is obligated to make milestone payments to us, and was obligated to purchase additional shares of our common stock at a premium to the market price, upon the achievement of certain development milestones. Through December 31, 2007, Wyeth has purchased an aggregate of 1,182,829 shares of our common stock for $16.0 million upon the achievement of three milestones, which includes the milestone reached in August 2006 when Wyeth and ViroPharma announced that data indicated that HCV-796 achieved a “proof of concept” milestone under the companies’ agreements and was the final milestone which would require Wyeth to purchase shares of our common stock. The remaining milestone events generally include successful completion of steps in the clinical development of an HCV product and the submission for, and receipt of, marketing approval for the product in the U.S. and abroad. These milestones, however, may never be attained. Wyeth will provide significant financial support for the development of HCV therapeutic compounds developed under the agreement.

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

In December 2005 we entered into agreements with NPI Pharmaceuticals (formerly OSG Norwich Pharmaceuticals, Inc.) to produce finished Vancocin product. The qualification process required to transfer Vancocin manufacturing from Lilly to NPI Pharmaceuticals was completed in February 2006. All approvals were finalized in the second quarter of 2006 and, since June 30, 2006, all of our finished product has been purchased from NPI Pharmaceuticals. In April 2006, we also entered into an agreement with Alpharma, Inc. for the manufacturing of API for Vancocin. In October, 2007, we amended this agreement with Alpharma which extended the agreement until December 2011 and identified an additional production facility that will produce API in the future.

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

Customers

Our net product sales are solely related to Vancocin. Our customers are wholesalers who then distribute the product to pharmacies, hospitals and long term care facilities, among others. In 2007, three wholesalers represented 93% of our total net product sales. Since Vancocin is currently the only approved oral antibiotic used to treat antibiotic-associated pseudomembranous colitis caused by an overgrowth of C. difficile in the colon, we do not believe that the loss of any one of these wholesalers would have a material adverse effect on product sales because product sales would shift to other wholesalers or alternative forms of distribution. However, the loss of a wholesaler could increase our dependence on a reduced number of wholesalers.

Marketing and Sales

We have the exclusive right to market and sell Vancocin in the U.S. and its territories. Vancocin is distributed through wholesalers that sell the product to pharmacies, hospitals, clinics and other facilities licensed to dispense prescription medications. In order to assist in the distribution of Vancocin in the U.S., we engaged Cardinal Health SPS, LLC, or Cardinal, in January 2005 to manage our warehousing and inventory program and to handle fulfillment of customer orders. Cardinal also provides us with order processing, shipping, collection and invoicing services related to our product sales. We currently have a limited marketing staff and during the third quarter of 2007 we made the decision to, for the first time, create a small sales organization targeting hospitals to promote Vancocin. Our sales organization is expected to commence operations during the first quarter of 2008. We also focus on educational initiatives, including thought leader development, physician education, and the targeted education of health professionals, by utilizing a small number of regional medical science liaisons.

Under our agreement with GSK, we have the exclusive right to market and sell Camvia for specific indications throughout the world (other than Japan). We are expanding our commercial marketing organization in the United States and Europe and intend to build a sales force to prepare for the potential commercialization of Camvia if and when regulatory approvals are received.

Under our agreement with Wyeth, we have the right to co-promote hepatitis C products arising from our collaboration in the U.S. and Canada. The success and commercialization of our hepatitis C product candidates will depend in part on the performance of Wyeth. Under our agreement with Schering-Plough, they have the exclusive right to develop, market and sell pleconaril in the U.S. and Canada, thus the success and commercialization of pleconaril in those territories will depend entirely on the performance of Schering-Plough.

If we are successful in acquiring a marketed product as a result of our business development efforts or receiving FDA approval of a product candidate that we may acquire as a result of our business development efforts, we will need to build a commercial marketing and sales capability to support that product.

Patents and Proprietary Technology

We believe that patent protection and trade secret protection are important to our business and that our future will depend, in part, on our ability to maintain our technology licenses, maintain trade secret protection, obtain patents and operate without infringing the proprietary rights of others both in the U.S. and abroad. The last core patent protecting Vancocin expired in 1996. In order to continue to obtain commercial benefits from Vancocin, we will rely on product manufacturing trade secrets, know-how and related non-patent intellectual property, and regulatory barriers to competitive products. We own two issued U.S. patents and two pending U.S. patent applications covering vancomycin related technology. We have one issued U.S. patent and two U.S. patent applications describing compounds, compositions and methods for treating respiratory syncytial virus (RSV) diseases. We have two pending U.S. patent applications covering compounds, compositions and methods of treating and preventing picarnovirus disease and one pending U.S. patent application covering methods of reducing rhinovirus contagion. We have two U.S. patents, three non-U.S. patents, ten U.S. patent applications that we co-own with a single development collaborator, and two U.S. patent applications that we co-own with multiple development collaborators describing compounds and methods for treating hepatitis C and related virus diseases, including a patent application family that covers HCV-796 and claims related compounds, compositions and methods of use for the treatment of HCV infections. We have one pending U.S. patent application on compositions and methods for identifying inhibitors of HCV, and related technology. We also have filed international, regional and non-U.S. national patent applications in order to pursue patent protection in major foreign countries. Related patent applications were filed under the Patent Cooperation Treaty (PCT), as well as other non-U.S. national and/or regional patent applications. These patent applications describe compounds and methods for treating hepatitis C and related virus diseases, and related technology. We intend to seek patent protection on these inventions in countries having significant market potential around the world on the basis of the PCT and related foreign filings.

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

Government Regulation

The FDA and comparable regulatory agencies in state and local jurisdictions and in foreign countries impose substantial requirements on the clinical development, licensure, manufacture, distribution and marketing of pharmaceutical products. These agencies and other federal, state and local entities regulate research and development activities and the testing, manufacture, processing, quality control, safety, effectiveness, labeling, packaging, storage, handling, distribution, record keeping, approval, advertising, and promotion of our products. All of our products will require FDA regulatory approval before commercialization. In particular, therapeutic products for human use are subject to rigorous preclinical and clinical testing and other requirements of the Federal Food, Drug, and Cosmetic Act, implemented by the FDA, as well as similar statutory and regulatory requirements of foreign countries. Obtaining these marketing approvals and subsequently complying with ongoing statutory and regulatory requirements is costly and time consuming. Any failure by us or our collaborators, licensors or licensees to obtain or maintain, or any delay in obtaining, regulatory approval or in complying with other requirements, could adversely affect the commercialization of products then being developed by us and our ability to receive product or royalty revenues.

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

•

submitting the results of basic research, including pharmacology and mechanisms of action animal studies, and clinical studies as well as chemistry, manufacturing and controls information and patent certification information on the drug to the FDA in a NDA;

•	undergoing a successful FDA pre-approval inspection prior to approval of an NDA; and

•	obtaining FDA approval of the NDA prior to any commercial sale or shipment of the drug product.

This process generally takes a number of years and typically requires substantial financial resources, and we cannot be certain that any approval will be granted on a timely basis, if at all. The results of preclinical studies and initial clinical trials are not necessarily predictive of the results from large-scale clinical trials, and all clinical trials may be subject to additional costs, delays or modifications due to a number of factors, including the difficulty in obtaining enough patients, clinical investigators, drug supply, or financial support, or because of unforeseen adverse effects or efficacy issues. In addition, an independent IRB at each clinical site proposing to conduct the clinical trials must review and approve each study protocol and oversee the conduct of the trial. The FDA may also raise questions about the conduct of the trials as outlined in the IND and impose a clinical hold on the trial. If a clinical hold is imposed, all of FDA’s concerns must be resolved before the trial may begin again. Preclinical and clinical studies take several years to complete, and there is no guarantee that an IND we submit will result in a submission of an NDA within any specific time period, if at all. Similar risks and uncertainties apply to the conduct and approval for licensure and marketing a product in non-US markets around the world.

The FDA has issued regulations intended to expedite the approval process for the development, evaluation and marketing of new therapeutic products intended to treat life-threatening or severely debilitating diseases, especially where no alternative therapies exist. If applicable, these provisions may streamline the traditional product development process in the U.S. Similarly, products that represent a substantial improvement over existing therapies may be eligible for priority review and a FDA expedited review time of six months. Nonetheless, even if a product is eligible for these programs, or for priority review, approval may be denied or delayed by the FDA or additional trials may be required. As a condition of approval FDA also can require further testing of the product and monitoring of the effect of commercialized products, including the performance of tests to assess pediatric safety and effectiveness of a pediatric formulation. The Agency has the power to prevent or limit further marketing of a product based on the results of these post-approval commitments. Upon approval, a drug product may be marketed only in those dosage forms and for those indications approved in the NDA.

Any products manufactured or distributed by us pursuant to FDA approval are subject to extensive continuing post-approval regulation by the FDA, including record-keeping requirements, obligations to investigate, analyze and report adverse experiences, and possible restrictions on advertising and promotional activities. In addition to continued compliance with standard regulatory requirements, the FDA also may require post-marketing testing and surveillance to monitor the safety and efficacy of the marketed product. Results of post-marketing studies may limit or expand the further marketing of the products. If we propose any modifications to a product, including changes in indication, manufacturing process, manufacturing facility or labeling, we may need to submit a NDA supplement to the FDA, and will not be able to commercialize any product with these modifications until FDA approval is received. Product approvals may be withdrawn if compliance with regulatory requirements is not maintained or if problems concerning safety or efficacy of the product are discovered following approval.

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

Products manufactured in the U.S. for distribution abroad will be subject to FDA regulations regarding export, as well as the requirements of the country to which they are shipped. These latter requirements are likely to cover the conduct of clinical trials, the submission of marketing applications, and all aspects of product manufacture and marketing. Such requirements can vary significantly from country to country. As part of possible strategic relationships, our collaborators may be responsible for the foreign regulatory approval process of our products, although we may be legally liable for noncompliance. Foreign establishments manufacturing drug products for distribution in the U.S. also must register their establishments and list their products with the FDA, and comply with cGMPs. They also are subject to periodic inspection by the FDA or by local authorities under agreement with the FDA.

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

Legislation similar to the Orphan Drug Act has been enacted in other countries outside of the United States, including the European Union. The orphan legislation in the European Union is available for therapies addressing conditions that affect five or fewer out of 10,000 persons. The market exclusivity period is for ten years, although that period can be reduced to six years if, at the end of the fifth year, available evidence establishes that the product is sufficiently profitable not to justify maintenance of market exclusivity. On November 12, 2007, the Company was granted Orphan Drug designation for Camvia by the Committee for Orphan Medicinal Products of the European Medicines Agency.

Competition

The last core patent protecting Vancocin expired in 1996. As a result, there is a potential for significant competition from generic versions of Vancocin. Such competition would result in a significant reduction in sales of Vancocin. We believe that regulatory hurdles (notwithstanding the recent actions taken by the OGD, described below), as well as product manufacturing trade secrets, know-how and related non-patent intellectual property may present barriers to market entry of generic competition. However, there can be no assurance that these barriers will actually delay or prevent generic competition.

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

Vancocin sales for treatment of antibiotic-associated pseudomembranous colitis caused by C. difficile have increased over the past 12 months; however, Vancocin’s share of the U.S. market for this indication may decrease due to competitive forces and market dynamics. Metronidazole, a generic product, is regularly prescribed to treat CDI at costs which are substantially lower than for Vancocin. In addition, products which are currently marketed for other indications by other companies may also be prescribed to treat this indication.

Stem cell / bone marrow and solid organ transplant patients at risk for CMV infection or with active CMV disease are most likely to receive ganciclovir or valganciclovir (prodrug of ganciclovir), each of which were developed and are marketed by F. Hoffmann-La Roche. Ganciclovir and valganciclovir are associated with the adverse effect of neutropenia, which may limit their use in certain patients. Foscarnet (AstraZeneca) and cidofvir (Gilead Sciences) may also be used to treat active CMV infections in certain patient populations such as neutropenic patients, patients with ganciclovir-resistant CMV infection, or patients for whom ganciclovir is otherwise contraindicated. However, use of either foscarnet or cidofovir is limited by the side effect of renal toxicity. Other broad-spectrum antiviral agents including valacyclovir and acyclovir (GSK) are marketed in several countries, and may also be used for the prevention of CMV infection in some patients. Additionally, we believe that there is at least one vaccine product in early-phase clinical trials. The objective of the Camvia clinical program is to demonstrate that Camvia is at least as efficacious as the currently existing treatments with a better safety profile.

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

In addition to approved products, other companies are developing treatments for infectious diseases, including compounds in preclinical and clinical development for C. difficile, CMV, HCV and rhinovirus infections. These companies include both public and private entities, including well-known, large pharmaceutical companies, chemical companies, biotechnology companies and research institutions. For example, Salix Pharmaceutical, Optimer Pharmaceuticals and Genzyme Corporation have clinical development programs with therapeutic agents for the treatment of C. difficile infection that could be found to have competitive advantages over Vancocin. Approval of new products, or expanded use of currently available products, to treat CDI, and particularly severe disease caused by C. difficile infection, could materially and adversely affect our sales of Vancocin. We believe that there is at least one vaccine product in clinical trials for the prevention of CMV infection and other companies may have research and development programs with molecules active against CMV. In addition, several other companies, including Roche, Vertex, Gilead, Intermmune and Schering-Plough, are developing compounds to treat hepatitis C. Developments by these or other entities may render our products under development non-competitive or obsolete. Our ability to compete successfully will be based on our ability to:

•	develop proprietary products;

•	attract and retain scientific personnel;

•	obtain patent or other protection for our products;

•	obtain required regulatory approvals; and

•	manufacture and successfully market our products either alone or through outside parties.

We intend to evaluate in-licensing or other opportunities to acquire products in development, or those that are currently on the market. We plan to seek products for diseases treated by physician specialists and in hospital settings, or to complement the markets that we hope our CMV and HCV programs will serve or in which Vancocin is prescribed. We will face intense competition in acquiring products to expand our product portfolio. Many of the companies and institutions that we will compete with in acquiring products to expand our product portfolio have substantially greater capital resources, research and development staffs and facilities than we have.

Many of our competitors have substantially greater financial, research and development, manufacturing, marketing and human resources and greater experience in product discovery, development, clinical trial management, FDA regulatory review, manufacturing and marketing than we do.

Employees

As of February 22, 2008, we had 115 employees of which 105 were employed in the United States and 10 were located in Europe and we are currently seeking to fill certain additional positions. A significant number of our management and professional employees have had prior experience with pharmaceutical, biotechnology or medical products companies. None of our employees are covered by collective bargaining agreements. We believe that we have been successful in attracting skilled and experienced personnel; however, competition for such personnel is intense. We believe that our relations with our employees are good.

Legal Proceedings

We are a party to litigation in the ordinary course of our business. We do not believe these matters, even if adversely adjudicated or settled, would have a material adverse effect on our financial condition, results of operations or cash flows.

Executive Officers

Name	Age	Position
Michel de Rosen	56	President, Chief Executive Officer and Chairman of the Board of Directors
Vincent J. Milano	44	Vice President, Chief Operating Officer, Chief Financial Officer and Treasurer
Colin Broom, M.D.	52	Vice President, Chief Scientific Officer
Thomas F. Doyle	47	Vice President, Strategic Initiatives
Daniel B. Soland	49	Vice President, Chief Commercial Officer
Robert G. Pietrusko	59	Vice President, Regulatory Affairs and Quality
J. Peter Wolf	38	Vice President, General Counsel and Secretary

Michel de Rosen has served as our Chairman of the Board of Directors since September 2002, President and Chief Executive Officer since August 2000; and as a Director since May 2000. Effective March 31, 2008, Mr. de Rosen will step down as President and Chief Executive Officer and will become the non-executive Chairman of the Board of Directors. From 1993 to 1999, Mr. de Rosen held several key positions in Rhone-Poulenc Pharma and Rhone-Poulenc Rorer (now Sanofi-Aventis), including Chairman and Chief Executive Officer from May 1995 until December 1999. Mr. de Rosen began his career at the French Ministry of Finance and subsequently served in several leading government positions. Mr. de Rosen also served in various executive roles in industry prior to 1993. Mr. de Rosen holds a MBA from the Ecole des Hautes Etudes Commerciales in France. Mr. de Rosen also is a director of ABB Ltd. and Endo Pharmaceuticals.

Vincent J. Milano joined the company in 1996, and has served as Chief Operating Officer since January 2006, as Vice President, Chief Financial Officer of ViroPharma since November 1997, as Vice President, Finance & Administration since February 1997, as Treasurer since July 1996, and as Executive Director, Finance & Administration from April 1996 until February 1997. Effective March 31, 2008, Mr. Milano will also serve as President, Chief Executive Officer, Chief Financial Officer and Treasurer. Prior to joining ViroPharma, Mr. Milano was with KPMG LLP, independent certified public accountants, where he was a Senior Manager since 1991. Mr. Milano received his Bachelor of Science degree in Accounting from Rider College.

Colin Broom, M.D. has served as Vice President, Chief Scientific Officer of ViroPharma since May 2004. From 2000 until 2003, Dr. Broom served as Vice President of Clinical Development and Medical Affairs, Europe, for Amgen. From 1998 to 1999, Dr. Broom served as Senior Vice President of Global Clinical Development for Hoechst Marion Roussel, now Sanofi-Aventis. From 1987 until 1998, Dr. Broom was with Glaxo and then SmithKline Beecham, where he held positions of increasing seniority in clinical pharmacology at SmithKline Beecham in Europe before moving to the U.S. to head global oncology and subsequently becoming Vice President of CNS/GI. From 1984 through 1987, Dr. Broom was a research physician with Glaxo Group Research Ltd. Dr. Broom holds a Bachelor of Science degree in Pharmacology from University College London, and a Bachelor of Medicine and Bachelor of Surgery degree from St. George’s Hospital Medical School. Dr. Broom is a Member of the Royal College of Physicians and a Fellow of the Faculty of Pharmaceutical Medicine of the UK Colleges of Physicians.

Thomas F. Doyle is Vice President, Strategic Initiatives as of January 2008; Mr. Doyle previously served as Vice President, General Counsel of ViroPharma since November 1997, as Secretary since February 1997 and as Executive Director, Counsel since joining ViroPharma in November 1996. From 1990 until 1996, Mr. Doyle was a corporate attorney with the law firm of Pepper Hamilton LLP. Mr. Doyle received his J.D. from Temple University School of Law. Prior to attending Temple University, Mr. Doyle was a Certified Public Accountant. Mr. Doyle received his Bachelor of Science degree in Accounting from Mt. St. Mary’s College.

Daniel B. Soland has served as Vice President, Chief Commercial Officer of ViroPharma since November 2006. Effective March 31, 2008, Mr. Soland will also serve as our Chief Operating Officer. From February 2005 until June 2006, Mr. Soland served as President of Chiron Vaccines. From March 2003 until February 2005, Mr. Soland was President and Chief Executive Officer at Epigenesis Pharmaceuticals, a privately held biopharmaceutical company. Prior to that, Mr. Soland spent nine years with GlaxoSmithKline as the Vice President and Director of Worldwide Marketing Operations, and five years as GSK’s Vice President and Director of the U.S. Vaccines Business Unit. Mr. Soland holds a Bachelor of Science degree in Pharmacy from the University of Iowa, in Iowa City, IA.

Robert G. Pietrusko has served as Vice President, Global Regulatory Affairs and Quality since joining ViroPharma in 2007. Prior to joining ViroPharma, Dr. Pietrusko served as Senior Vice President of Worldwide Regulatory Affairs for Millennium Pharmaceuticals, Inc. from 2001 through May 2007. Dr. Pietrusko spent 19 years at GlaxoSmithKline, culminating in his tenure as Vice President and Director, Anti-infective and Antiviral Therapeutic Areas, U.S. Regulatory Affairs Dr. Pietrusko holds a Bachelor of Science degree in Biology and a Bachelors of Pharmacy degree from Rutgers University, and a Doctor of Pharmacy degree from the Philadelphia College of Pharmacy and Science.

J. Peter Wolf has served as Vice President, General Counsel, and Secretary since January 1, 2008. Mr. Wolf previously served as Associate General Counsel of ViroPharma since 2004. From 2000 to 2004 Mr. Wolf was a corporate attorney with the law firm of Pepper Hamilton LLP. Mr. Wolf received his J.D. from George Washington University National Law Center and his Bachelor of Arts from the University of Delaware.

Available Information

Our Internet website is www.viropharma.com and you may find our SEC filings on the “Investors” tab of that website. We provide access to all of our filings with the SEC, free of charge, as soon as reasonably practicable after filing with the SEC on such site. Our Internet website and the information contained on that website, or accessible from our website, is not intended to be incorporated into this Annual Report on Form 10-K or any other filings we make with the SEC.

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

•	changes in the prescribing or procedural practices of physicians in the areas of infectious disease, gastroenterology and internal medicine, including off-label prescribing of other products;

•	decreases in the rate of infections for which Vancocin is prescribed;

•	the level and effectiveness of our sales and marketing efforts;

•	decrease in the sensitivity of the relevant bacterium to Vancocin;

•	changes in terms required by wholesalers, including “fee-for-service” contracts;

•	marketing or pricing actions by one or more of our competitors;

•	our ability to maintain all necessary contracts or obtain all necessary rights under applicable federal and state rules and regulations;

•	the approval of legislative proposals that would authorize re-importation of Vancocin into the U.S. from other countries;

•	regulatory action by the FDA and other government regulatory agencies;

•	changes in the reimbursement or substitution policies of third-party payors or retail pharmacies; and

•	product liability claims.

We cannot assure you that revenues from the sale of Vancocin will remain at or above current levels or achieve the level of net product sales that we expect. We believe the rate of infections for which Vancocin is prescribed decreased during the second half of 2007 and that the rates of infection may remain flat or decline in 2008. During the third quarter of 2007, we made the decision to, for the first time, create a small sales organization targeting teaching institutions to promote Vancocin. Our sales organization is expected to commence operations during the first quarter of 2008. We can not predict whether our sales efforts will be effective. In the event our sales and marketing efforts are not effective and the rate of infections for which Vancocin is prescribed, we could experience a decrease in sales of Vancocin. A decrease in sales of Vancocin could result in our inability to maintain profitability and could have a material adverse effect on our business, financial condition, results of operations and liquidity.

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

On March 17, 2006 we filed a Petition for Stay of Action with the FDA regarding the requirements for waivers of in-vivo bioequivalence testing for Vancocin, and we amended that petition on March 30, 2006. In May 2006, June 2006, May 2007, August 2007, December 2007 and January 2008 we made additional filings in support of our opposition to any approach that does not require rigorous scientific methods to demonstrate a rate and extent of drug release to the site of action consistent with good medicine and science. In the event the OGD’s revised approach regarding the conditions that must be met in order for a generic drug applicant to request a waiver of in-vivo bioequivalence testing for Vancocin remains in effect, the time period in which a generic competitor may enter the market would be reduced. There can be no assurance that the FDA will agree with the positions stated in our Vancocin related submissions or that our efforts to oppose the OGD’s March 2006 recommendation to determine bioequivalence to Vancocin through in-vitro dissolution testing will be successful. We cannot predict the timeframe in which the FDA will make a decision regarding either our citizen petition for Vancocin or the approval of generic versions of Vancocin. If we are unable to change the recommendation set forth by the OGD in March 2006, the threat of generic competition will be high.

If a generic competitor were to formulate a competing product that was approved by the FDA and that gained market acceptance, it would have a material adverse effect on our operating results, cash flows and possibly asset valuations, on our business and our guidance.

We do not know whether Vancocin will continue to be competitive in the markets which it serves.

We currently generate revenues from sales of Vancocin in the U.S. for the treatment of antibiotic-associated pseudomembranous colitis caused by Clostridium difficile infection, or C. difficile, and enterocolitis caused by S. aureus, including methicillin-resistant strains. Vancocin sales for treatment of antibiotic-associated pseudomembranous colitis caused by C. difficile have increased over the past 12 months; however, Vancocin’s share of the U.S. market for this indication may decrease due to competitive forces and market dynamics, including an increase in the oral use of intravenous vancomycin. Metronidazole, a generic product, is regularly prescribed to treat CDI at costs which are substantially lower than for Vancocin. In addition, products which are currently marketed for other indications by other companies may also be prescribed to treat this indication. Other drugs that are in development by our competitors, including Salix Pharmaceuticals, Optimer Pharmaceuticals and Genzyme Corporation, could be found to have competitive advantages over Vancocin. Approval of new products, or expanded use of currently available products, to treat CDI, and particularly severe disease caused by C. difficile infection, could materially and adversely affect our sales of Vancocin.

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

Approximately 93% of our Vancocin sales are to the three largest pharmaceutical wholesalers. If any of these wholesalers ceases to purchase our product for any reason, then unless and until the remaining wholesalers increase their purchases of Vancocin or alternative distribution channels are established:

•	our commercial operations could be significantly disrupted;

•	the availability of Vancocin to patients could be disrupted; and

•	we may not achieve the sales of Vancocin that we expect, which could decrease our revenues and potentially affect our ability to maintain profitability.

We are aware that wholesalers have, in the past, entered into fee-for-service agreements with pharmaceutical companies in connection with the distribution of their products. We currently have one such agreement in place with a wholesaler. Entering into fee-for-service arrangements with additional wholesalers which could result in higher costs to us and adversely affect our net sales. Additionally, we do not require collateral from our wholesalers but rather maintain credit limits and as a result we have an exposure to credit risk in our accounts receivable. The highest account receivable during 2007 we have experienced from any one wholesaler was approximately $13.4 million and we anticipate that this amount could increase if

Vancocin sales continue to increase. While we have experienced prompt payment by wholesalers and have not had any defaults on payments owed, a default by a large wholesaler could have a material adverse effect on our earnings.

If our supplies of Vancocin API or finished product or any other approved products are interrupted or if we are unable to acquire adequate supplies of Vancocin or any other approved products to meet increasing demand for the products, our ability to maintain our inventory levels could suffer and future revenues may be delayed or reduced.

We attempt to maintain Vancocin inventory levels to meet our current projections, plus a reasonable stock in excess of those projections. Any interruption in the supply of Vancocin finished products could hinder our ability to timely distribute Vancocin and satisfy customer demand. If we are unable to obtain adequate product supplies to satisfy our customers’ orders, we may lose those orders, our customers may cancel other orders, and they may choose instead to stock and purchase competing products. This in turn could cause a loss of our market share and negatively affect our revenues. Supply interruptions may occur and our inventory may not always be adequate. We ceased purchasing Vancocin capsules from Lilly in July 2006. In December 2005, we entered into agreements with NPI Pharmaceuticals for the manufacture of finished product and in March 2006 we received the required regulatory approvals for the Vancocin finished product manufactured by NPI Pharmaceuticals. In April 2006 we entered a supply agreement with the API manufacturer to act as our new source of Vancocin API, and we also entered into an additional manufacturing agreement with NPI Pharmaceuticals relating to a scaled-up manufacturing process. We commenced purchasing all Vancocin API and finished goods to satisfy our needs from these parties during the second quarter of 2006. However, we cannot assure you that there will be no disruption in the availability of sufficient supply to meet the demand for Vancocin.

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

We maintain business interruption insurance which could mitigate some of our loss of income in the event of certain covered interruptions of supply. However, this insurance coverage is unlikely to completely mitigate the harm to our business from the interruption of the manufacturing of products. The loss of a manufacturer could still have a negative effect on our sales and market share, as well as our overall business and financial results.

We currently depend, and will in the future continue to depend, on third parties to manufacture our products, including Vancocin and our product candidates. If these manufacturers fail to meet our requirements and the requirements of regulatory authorities, our future revenues may be materially adversely affected.

We do not have the internal capability to manufacture quantities of pharmaceutical products to supply our clinical or commercial needs under the FDA’s current Good Manufacturing Practice regulations, or cGMPs. In order to continue to develop products, apply for regulatory approvals and commercialize our products, we will need to contract with third parties that have, or otherwise develop, the necessary manufacturing capabilities.

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

Vancocin has been approved for sale outside of the U.S., including but not limited to Canada, Brazil and Europe, and Lilly or its licensees continue to market Vancocin outside of the U.S. There have been cases in which pharmaceutical products were sold at steeply discounted prices in markets outside the U.S. and then imported to the United States where they could be resold at prices higher than the original discounted price, but lower than the prices commercially available in the U.S. If this happens with Vancocin our revenues would be adversely affected. Additionally, there are non-U.S., Internet-based companies supplying Vancocin directly to patients at significantly reduced prices.

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

Our customers for Vancocin include some of the nation’s leading wholesale pharmaceutical distributors. We attempt to monitor wholesaler inventory of our products using a combination of methods, including tracking prescriptions filled at the pharmacy level to determine inventory amounts sold from the wholesalers to their customers. In addition, during the third quarter of 2006, we began receiving inventory data from two of our three largest wholesalers through our fee for service agreements. We do not independently verify this data. However, our estimates of wholesaler inventories may differ significantly from actual inventory levels. We may not be able to continue to receive inventory data from the wholesalers in the future. In the event we are no longer able to receive inventory data from the wholesalers, we will have to rely on other methods of estimating the levels of inventory held by wholesalers which may be less accurate than receiving the data directly from wholesalers. Significant differences between actual and estimated inventory levels may result in excessive inventory production, inadequate supplies of products in distribution channels, insufficient or excess product available at the retail level, and unexpected increases or decreases in orders from our major customers. Forward-buying by wholesalers, for example, may result in significant and unexpected changes in customer orders from quarter to quarter. These changes may cause our revenues to fluctuate significantly from quarter to quarter, and in some cases may cause our operating results for a particular quarter to be below our expectations or projections. If our financial results are below expectations for a particular period, the market price of our securities may drop significantly.

Historically, Vancocin has been subject to limitations on the amount of payment and reimbursement available to patients from third party payors.

Historically, only a portion of the cost of Vancocin prescriptions is paid for or reimbursed by managed care organizations, government and other third-party payors. This reimbursement policy makes Vancocin less attractive, from a net-cost perspective, to patients and, to a lesser degree, prescribing physicians. For example, metronidazole, a drug frequently prescribed for CDI, is significantly less expensive than Vancocin. If adequate reimbursement levels are not provided for Vancocin, or if reimbursement policies increasingly favor other products, our market share and net sales could be negatively affected, as could our overall business and financial condition.

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

We initiated a phase 3 study in stem cell transplant patients for Camvia in September 2006 and a second phase 3 study in liver transplant patients in July 2007. While our phase 2 data for Camvia were positive, Camvia requires significant additional development efforts and regulatory approvals prior to any commercialization. The primary end point for our phase 3 studies with Camvia is different than the end point used in our phase 2 stem cell transplant study. Moreover, our phase 3 study in liver transplant patients is in a population that we have never studied. The results of ongoing and future studies of Camvia may be inconsistent with the results from previous studies and may not support further clinical development or regulatory approval.

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

In February 2006, we entered into a licensing agreement for the rights to develop non-toxigenic strains of C. difficile (NTCD) for the treatment and prevention of CDI. We plan to initially focus our efforts on the opportunity to prevent recurrence of CDI following treatment with Vancocin®. NTCD is in the preclinical phase which we will move into humans during 2008. This compound has never been studied and we can not predict the outcome of testing in humans. These results may not support further clinical development.

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

The development of any of our product candidates is subject to many risks, including that:

•	the product candidate is found to be ineffective or unsafe;

•	the clinical test results for the product candidate delay or prevent regulatory approval;

•	the FDA or other regulatory authorities forbid us to initiate or continue testing of the product candidates in human clinical trials;

•	the product candidate cannot be developed into a commercially viable product;

•	the product candidate is difficult and/or costly to manufacture;

•	the product candidate later is discovered to cause adverse effects that prevent widespread use, require withdrawal from the market, or serve as the basis for product liability claims;

•	third party competitors hold proprietary rights that preclude us from marketing the product candidate; and

•	third party competitors market a more clinically effective, safer, or more cost-effective product.

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

The rate of completion of clinical trials depends upon many factors, including the rates of initiation of clinical sites and enrollment of patients. For example, our enrollment of patients in our phase 2 clinical trial for Camvia was impacted by our ability to identify and successfully recruit a sufficient number of patients who have undergone allogeneic hematopoietic stem cell/bone marrow transplantation. Our phase 3 studies for Camvia will require substantially more clinical sites and patients than were required for the phase 2 studies, and many of these clinical sites and patients are expected to be in Europe. We do not have extensive experience in executing clinical trials in Europe. We also initiated a second phase 3 study of Camvia in liver transplant patients. We have never conducted clinical studies in this population. If we are unable to initiate a sufficient number of clinical sites and accrue sufficient clinical patients who are eligible to participate in the trials during the appropriate period, we may need to delay our clinical trials and incur significant additional costs. In addition, the FDA, Independent Safety Monitoring Boards or Institutional Review Boards may require us to delay, restrict, or discontinue our clinical trials on various grounds, including a finding that the subjects or patients are being exposed to an unacceptable health risk such as the partial clinical hold we have received with regard to HCV-796. We expect to submit an initial NDA filing in

2009 for Camvia. However, we may be unable to submit a NDA to the FDA or marketing petitions to other regulatory authorities such as the EMEA for our product candidates within the time frame we currently expect. Once an NDA or other form of petition for marketing authority is submitted, it must be approved by the FDA before we can commercialize the product described in the application. The cost of human clinical trials varies dramatically based on a number of factors, including:

•	the number, order and timing of clinical indications pursued;

•	the extent of development and financial support from corporate collaborators;

•	the number of patients required for enrollment;

•	the length of time required to enroll these patients;

•	the costs and difficulty of obtaining clinical supplies of the product candidate; and

•	the difficulty in obtaining sufficient patient populations and clinicians.

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

Vancocin is, and any other product for which we obtain marketing approval from the FDA or other regulatory authority will be subject to continual review and periodic inspection by the FDA and other regulatory bodies. After approval of a product, we will have, and with Vancocin, we currently have, significant ongoing regulatory compliance obligations related to manufacturing processes, quality control, labeling, post-approval clinical data collection and promotional activities for each such product. Later discovery of previously unknown problems with our products or manufacturing processes, or failure to comply with regulatory requirements, may result in penalties or other actions, including:

•	warning letters;

•	fines;

•	product recalls;

•	withdrawal of regulatory approval;

•	operating restrictions, including restrictions on such products or manufacturing processes;

•	disgorgement of profits;

•	injunctions; and

•	criminal prosecution.

Over the past few years, a significant number of pharmaceutical and biotechnology companies have been the target of inquiries and investigations by various federal and state regulatory, investigative, prosecutorial and administrative entities, including the DOJ and various U.S. Attorney’s Offices, the Office of Inspector General of the Department of Health and

Human Services, the FDA, the FTC and various state Attorneys General offices. These investigations have alleged violations of various federal and state laws and regulations, including claims asserting antitrust violations, violations of the Food, Drug and Cosmetic Act, the False Claims Act, the Prescription Drug Marketing Act, anti-kickback laws, and other alleged violations in connection with off-label promotion of products, pricing and Medicare and/or Medicaid reimbursement. It is both costly and time-consuming for us to comply with these extensive regulations to which we are subject. Additionally, incidents of adverse drug reactions, unintended side effects or misuse relating to our products could result in additional regulatory controls or restrictions, or even lead to withdrawal of a product from the market.

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

Under our agreement with GSK, we have the exclusive right to market and sell Camvia throughout the world, other than Japan. Under our agreement with Wyeth, we have the right to co-promote HCV products arising from our collaboration in the U.S. and Canada. Schering-Plough is solely responsible for the marketing, promotion and sale of intranasal pleconaril following its approval.

We currently have a limited marketing staff and during the third quarter of 2007, we made the decision to, for the first time, create a small sales organization targeting teaching institutions to promote Vancocin. Our sales organization is expected to commence operations during the first quarter of 2008. As a result of our acquisition of Vancocin, we established a small group of regional medical scientists and commenced medical education programs. We are expanding our commercial marketing organization in the United States and Europe and intend to build a sales force to prepare for the potential commercialization of Camvia if and when regulatory approvals are received. The development of a marketing and sales capability for our marketed product, product candidates in clinical development, or for products that we may acquire if we are successful in our business development efforts, could require significant expenditures, management resources and time. We may be unable to build a marketing and sales capability, the cost of establishing such a marketing and sales capability may exceed any product revenues, and our marketing and sales efforts may be unsuccessful. If we are unable to successfully establish a sales and marketing capability in a timely manner, our business and results of operations will be harmed. Even if we are able to develop a sales force, we may not successfully penetrate the markets for any of our proposed products.

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

In August 2003, we entered into a license agreement with GSK under which we acquired exclusive worldwide rights, excluding Japan, from GSK to develop and commercialize an antiviral compound, Camvia, for the prevention and treatment of CMV infections related to transplant, including solid organ and hematopoietic stem cell / bone marrow transplantation, congenital transmission, and in patients with HIV infection. GSK retained the exclusive right to market and sell products covered by these patents and patent applications in Japan.

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

Prior to 2005 we had incurred losses in each year since our inception in 1994. As of December 31, 2007, we had an accumulated deficit of approximately $1.4 million. We achieved profitability for the fourth quarter ended December 31, 2004 and have maintained profitability in each of the following quarters. Our ability to maintain profitability is dependent on a number of factors, including continued revenues from Vancocin sales, our ability to obtain regulatory approvals for our product candidates, successfully commercializing those product candidates, generating revenues from the sale of products from existing and potential future collaborative agreements, and securing contract manufacturing, distribution and logistics services. We do not know when or if we will acquire additional products to expand further our product portfolio, complete our product development efforts, receive regulatory approval of any of our product candidates or successfully commercialize any approved products. We expect to incur significant additional expenses over several years, and Vancocin’s ability to generate substantial cash flows over this timeframe could be materially and adversely affected by the introduction of effective generic or branded competing products. As a result, we are unable to accurately predict with a significant degree of certainty whether we will be able to maintain profitability and if not, the extent of any future losses or the time required to regain profitability, if at all.

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

We have licensed from GSK worldwide rights, excluding Japan, to an antiviral compound, Camvia, for the prevention and treatment of CMV infections related to transplant, including solid organ and hematopoietic stem cell/bone marrow transplantation, congenital transmission, and in patients with HIV infection. This compound, and a related compound, are subject to patents and patent applications in a variety of countries throughout the world. We have licensed from Sanofi-Aventis the exclusive U.S. and Canadian rights to certain antiviral agents for use in picornavirus indications, which are the subject of U.S. and Canadian patents and patent applications owned by Sanofi-Aventis, certain of which describe pleconaril and others of which describe compounds that are either related to pleconaril or have antiviral activity. We sublicensed our rights under these patents to Schering-Plough. We depend on GSK and Sanofi-Aventis to prosecute and maintain many of these patents and patent applications and protect such patent rights. Failure by GSK or Sanofi-Aventis to prosecute or maintain such patents or patent applications and protect such patent rights could lead to our loss of revenue. Under certain circumstances, our ability to sublicense our rights under these license agreements is subject to the licensor’s consent. If our license agreements with GSK and Sanofi-Aventis are terminated, our ability to manufacture, develop, market and sell products under those agreements would terminate.

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

We are highly dependent upon qualified scientific, technical and managerial personnel, including our President and CEO, Michel de Rosen, our Vice President, Chief Operating Officer and Chief Financial Officer, Vincent J. Milano, our Vice President and Chief Scientific Officer, Colin Broom, our Vice President and Chief Commercial Officer, Daniel Soland, our Vice President, Global Regulatory Affairs and Quality, Robert Pietrusko and our Vice President, Strategic Initiatives, Thomas Doyle. Our ability to grow and expand into new areas and activities will require additional expertise and the addition of new qualified personnel in both the United States and Europe. There is intense competition for qualified personnel in the pharmaceutical field. Therefore, we may not be able to attract and retain the qualified personnel necessary for the development of our business. Furthermore, we have not entered into non-competition agreements or employment agreements with our key employees. The loss of the services of existing personnel, as well as the failure to recruit additional key scientific, technical and managerial personnel in a timely manner, would harm our development programs, and our ability to manage day-to-day operations, attract collaboration partners, attract and retain other employees and generate revenues. We do not maintain key man life insurance on any of our employees.

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

Our stock price, like the market price of the stock of other pharmaceutical companies, has been volatile. For example, during the year ended December 31, 2007, the market price for our common stock fluctuated between $18.39 and $7.11 per share. The following factors, among others, could have a significant impact on the market for our common stock:

•	period to period fluctuations in sales of Vancocin;

•	approvals of generic products that compete with Vancocin;

•	results of clinical trials with respect to our product candidates in development or those of our competitors;

•	developments with our collaborators;

•	announcements of technological innovations or new products by our competitors;

•	litigation or public concern relating to our products or our competitors’ products;

•	developments in patent or other proprietary rights of ours or our competitors (including related litigation);

•	any other future announcements concerning us or our competitors;

•	any announcement regarding our acquisition of product candidates or entities;

•	future announcements concerning our industry;

•	governmental regulation;

•	changes in federal, state and foreign tax laws and related regulations;

•	actions or decisions by the SEC, the FDA or other regulatory agencies;

•	changes or announcements of changes in reimbursement policies;

•	period to period fluctuations in our operating results, including changes in accounting estimates;

•	our cash and cash equivalents balances;

•	changes in our capital structure;

•	changes in estimates of our performance by securities analysts;

•	market conditions applicable to our business sector; and

•	general market conditions.

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

As of December 31, 2007 we had outstanding options to purchase 2,603,697 shares of our common stock at a weighted average exercise price of $8.43 per share (583,400 of which have not yet vested) issued to employees, directors and consultants pursuant to our 1995 Stock Option and Restricted Share Plan, outstanding options to purchase 2,213,345 shares of our common stock at a weighted average exercise price of $14.54 per share (1,888,292 of which have not yet vested) issued to employees, directors and consultants pursuant to our 2005 Stock Option and Restricted Share Plan and outstanding options to purchase 156,948 shares of our common stock at a weighted average exercise price of $6.71 per share (102,500 of which have not yet vested) to non-executive employees pursuant to our 2001 Equity Incentive Plan. In order to attract and retain key personnel, we may issue additional securities, including stock options, restricted stock grants and shares of common stock, in connection with our employee benefit plans, or may lower the price of existing stock options. Sale, or the availability for sale, of substantial amounts of common stock by our existing stockholders pursuant to an effective registration statement or under Rule 144, through the exercise of registration rights or the issuance of shares of common stock upon the exercise of stock options or warrants, or the perception that such sales or issuances could occur, could adversely affect the prevailing market prices for our common stock.

The convertible note hedge and warrant transactions may affect the value of the senior convertible notes and our common stock.

In connection with the issuance of the senior convertible senior notes, we have entered into privately-negotiated transactions with two counterparties (the “counterparties”), comprised of purchased call options and warrants sold. These transactions are expected to generally reduce the potential equity dilution of our common stock upon conversion of the senior convertible notes.

In connection with establishing their initial hedge of these transactions, the counterparties may have entered into various derivative transactions with respect to our common stock concurrently with, or shortly after, the pricing of the senior convertible notes. These activities could have the effect of increasing or preventing a decline in the price of our common stock concurrently with or following the pricing of the senior convertible notes. In addition, the counterparties (and/or their affiliates) may modify their hedge positions following the pricing of the senior convertible notes from time to time by entering into or unwinding various derivative transactions with respect to our common stock or by purchasing or selling our common stock in secondary market transactions, which could adversely affect the value of our common stock or could have the effect of increasing or preventing a decline in the value of our common stock. Additionally, these transactions expose the Company to counterparty credit risk for nonperformance. The Company manages its exposure to counterparty credit risk through specific minimum credit standards, and diversification of counterparties.

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

Our increased indebtedness as a result of the senior convertible notes issuance may harm our financial condition and results of operations.

Our total consolidated long-term debt as of December 31, 2007 is $250.0 million and represents approximately 33.6% of our total capitalization.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

On January 30, 2007, the Company purchased its 33,000 square feet facility located in Exton, PA for our corporate and development activities for $7.65 million, which was funded from available cash. We lease office space for our European operations in the United Kingdom. We are considering potential opportunities to accommodate our continued expansion in the United States.

ITEM 3.	LEGAL PROCEEDINGS

We are a party to litigation in the ordinary course of our business. We do not believe these matters, even if adversely adjudicated or settled, would have a material adverse effect on our financial condition, results of operations or cash flows.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is traded on the Global Market segment of The NASDAQ Stock Market under the symbol “VPHM.” We commenced trading on The NASDAQ Stock Market on November 19, 1996. The following table sets forth the high and low sale prices as quoted on The NASDAQ Stock Market for each quarter of 2006 and 2007 and through February 22, 2008.

	High	Low
Year ended December 31, 2006
First Quarter	$23.44	$9.70
Second Quarter	$12.83	$7.69
Third Quarter	$12.90	$7.07
Fourth Quarter	$15.68	$11.22

Year ended December 31, 2007
First Quarter	$18.39	$13.75
Second Quarter	$16.62	$13.09
Third Quarter	$15.00	$7.51
Fourth Quarter	$9.99	$7.11

First Quarter 2008 (through February 22, 2008)	$10.19	$8.00

Holders and Dividends

There were approximately 651 record holders of our common stock as of February 22, 2008. We have never declared or paid any cash dividends on our common stock. We have declared and paid dividends in the past on our previously outstanding series A convertible participating preferred stock. As of February 22, 2008, we had no shares of preferred stock outstanding. Any future determination to pay dividends will be at the discretion of our board of directors and will be dependent on then existing conditions, including our financial condition, results of operations, contractual restrictions, capital requirements, business and other factors our board of directors deems relevant.

ITEM 6.	SELECTED FINANCIAL DATA

The selected financial data presented below under the caption “Consolidated Statement of Operations Data” for the years ended December 31, 2007, 2006, 2005, 2004 and 2003 and under the caption “Consolidated Balance Sheet Data” as of December 31, 2007, 2006, 2005, 2004 and 2003 are derived from our consolidated financial statements which have been audited. The data set forth below should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations, the Consolidated Financial Statements and the notes thereto and the other financial information included elsewhere in this Report.

In November 2004, we acquired all rights in the U.S. and its territories to manufacture market and sell Vancocin, as well as rights to certain related vancomycin products, from Eli Lilly and Company (“Lilly”). See Note 9 of the Consolidated Financial Statements.

	Year Ended December 31,
	2007	2006	2005	2004	2003
(in thousands, except per share amounts)
Consolidated Statement of Operations Data:

Net product sales	$203,770	$166,617	$125,853	$8,348	$—

Total revenues	203,770	167,181	132,417	22,389	1,612

Operating expenses:
Cost of sales (excluding amortization of product rights)	8,934	18,984	18,029	1,717	—
Research and development	35,869	19,162	10,610	16,388	23,043
Marketing, general and administrative	37,051	24,560	10,475	15,643	9,035
Intangible amortization and acquisition of technology rights	6,120	5,669	5,158	650	3,500

Total operating expenses	87,974	68,375	44,272	34,398	35,578

Operating income (loss)	115,796	98,806	88,145	(12,009)	(33,966)

Interest income	24,265	9,853	2,008	1,080	1,829
Interest expense	4,395	686	11,304	10,320	8,438

Income tax expense (benefit)	40,313	41,862	(37,805)	—	—

Net income (loss) from continuing operations	$95,353	$66,666	$113,705	$(19,534)	$(36,942)

Net income (loss) per share from continuing operations:
Basic	$1.37	$0.97	$2.56	$(0.73)	$(1.43)
Diluted	$1.21	$0.95	$2.02	$(0.73)	$(1.43)

Shares used in computing net income (loss) from continuing operations per share:
Basic	69,827	68,990	44,334	26,578	25,916
Diluted	80,891	70,338	57,610	26,578	25,916

	As of December 31,
	2007	2006	2005	2004	2003
Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments (1)	$584,328	$255,409	$233,413	$44,210	$121,148
Working capital	594,403	266,443	166,666	42,918	113,096
Total assets	776,066	429,694	435,525	178,360	133,458
Long-term debt (2)	250,000	—	—	190,400	127,900
Total stockholders’ equity (deficit)	496,563	411,899	326,977	(26,138)	(7,509)

(1)	Cash, cash equivalents and short-term investments includes $9.0 million in restricted cash at December 31, 2004, which became unrestricted in 2005.
(2)	Of the $190.4 million of long-term debt that were outstanding at December 31, 2004, $78.9 million was outstanding as of December 31, 2005. The subordinated convertible notes are reported as a current obligation, a component of working capital, since, as of December 31, 2005, it was the Company’s intent to redeem these notes the first quarter of 2006.

The Company has never paid dividends on its common stock.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

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

We have one marketed product and multiple product candidates in clinical development. We market and sell Vancocin® HCl capsules, the oral capsule formulation of vancomycin hydrochloride, in the U.S. and its territories. Vancocin is a potent antibiotic approved by the U.S. Food and Drug Administration, or FDA, to treat antibiotic-associated pseudomembranous colitis caused by Clostridium difficile infection (CDI), or C. difficile, and enterocolitis caused by Staphylococcus aureus, including methicillin-resistant strains. We are developing CamviaTM (maribavir) for the prevention and treatment of cytomegalovirus, or CMV, disease, and HCV-796 for the treatment of hepatitis C virus, or HCV, infection. We have entered into a licensing agreement for the rights to develop non-toxigenic strains of C. difficile (NTCD) for the treatment and prevention of CDI. We have licensed the U.S. and Canadian rights for a third product development candidate, an intranasal formulation of pleconaril, to Schering-Plough for the treatment of picornavirus infections. In addition, we have a discovery stage program in hepatitis C.

We intend to evaluate in-licensing or other opportunities to acquire products in development, or those that are currently on the market. We plan to seek products for diseases treated by physician specialists and in hospital settings to complement the markets that we hope our CMV and HCV programs will serve or in which Vancocin is prescribed.

While we were profitable from operations since 2005, prior to the 2004 acquisition of Vancocin, our first commercial product, we incurred historical losses. Historical losses resulted principally from costs incurred in research and development activities, write-off of acquired technology rights, general and administrative expenses, interest payments on our outstanding debt and sales and marketing expenses.

Executive Summary

During 2007, we experienced the following:

Development Activities

CMV:

•	Began patient recruitment and dosing in a second phase 3 clinical study of Camvia in liver transplant patients;

•	Continued patient recruitment and dosing in an ongoing phase 3 clinical study of Camvia in patients undergoing allogeneic stem cell transplant;

•	Continued patient recruitment and dosing in five ongoing Phase 1 studies;

•	Began executing our development plan for the Camvia program in Europe;

•	Initiated prelaunch activities including medical affairs and PR initiatives in preparation for planned 2009 NDA.

HCV (with our partner Wyeth):

•

Discontinued dosing of HCV-796 in an ongoing phase 2 combination study of the drug following a review by the joint safety review board of safety data which showed elevated liver enzyme levels in a subset of patients; trial participants continue to receive pegylated interferon and ribavirin in this study;

•	Continued to monitor and follow-up with patients in the phase 2 study;

•	Began evaluation of potential risks to patients to understand if further clinical studies are appropriate.

C. difficile infection (CDI):

•	Continued work to optimize manufacturing and scale up of non-toxicigenic C. difficile spores;

•	Conducted successful meeting with U.S. Food and Drug Administration to elucidate NTCD development plan.

Financial Results

•	Increased working capital by $328.0 million to $594.4 million, primarily driven by the issuance of our senior convertible notes and operating income;

•	Net sales increased 22.3% as compared to 2006 and were impacted by fluctuations in:

•	prescriptions, which increased 4% in 2007 as compared to 2006; and

•	pricing, which was higher during 2007 as compared to 2006; and

•	wholesaler inventory levels which were stable in 2007 compared to decreased levels in 2006.

•	Increased development costs by $16.7 million in 2007 over 2006 to $35.9 million.

Liquidity

•	Generated net cash from operating activities of $122.9 million.

•	Increased cash and cash equivalents and short-term investments by $328.9 million to $584.3 million.

During 2008 and going forward, we expect to face a number of challenges, which include the following:

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

We cannot assure you that generic competitors will not take advantage of the absence of patent protection for Vancocin to attempt to market a competing product. We are not able to predict the time period in which a generic drug may enter the market. On March 17, 2006, we learned that the OGD changed its approach regarding the conditions that must be met in order for a generic drug applicant to request a waiver of in-vivo bioequivalence testing for copies of Vancocin. We are opposing this attempt. However, in the event this change in approach remains in effect, the time period in which a generic competitor may enter the market would be reduced and multiple generics may enter the market, which would materially impact our operating results, cash flows and possibly asset valuations. There can be no assurance that the FDA will agree with the positions stated in our Vancocin related submissions or that our efforts to oppose the OGD’s March 2006 recommendation to determine bioequivalence to Vancocin through in vitro dissolution testing will be successful. We cannot predict the timeframe in which the FDA will make a decision regarding either our citizen petition for Vancocin or the approval of generic versions of Vancocin. If we are unable to change the recommendation set forth by the OGD in March 2006, the threat of generic competition will be high.

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

The outcome of our clinical development programs is subject to considerable uncertainties. We cannot be certain that we will be successful in developing and ultimately commercializing any of our product candidates, that the FDA or other regulatory authorities will not require additional or unanticipated studies or clinical trial outcomes before granting regulatory approval, or that we will be successful in gaining regulatory approval of any of our product candidates in the timeframes that we expect, or at all. For example, in August 2007, we and Wyeth decided to discontinue dosing with HCV-796 in a phase 2 study as a result of potential safety concerns. We and Wyeth continue to evaluate the observations that led to this decision in the hope of advancing this potential therapeutic agent in the future, however there can be no assurance that we will conduct additional HCV studies in the future as the FDA or other regulatory authorities may either prohibit any future studies with HCV-796 or alternatively may require additional or unanticipated studies or clinical trial outcomes before granting regulatory approval.

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

Our actual results could differ materially from those results expressed in, or implied by, our expectations and assumption described in this Annual Report on Form 10-K. The risks described in this report, our Form 10-K for the year ended

December 31, 2007 are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. Please also see our discussion of the “Risk Factors” in Item 1A, which describe other important matters relating our business.

Results of Operations

Years ended December 31, 2007 and 2006

	For the year ended December 31,
(in thousands)	2007	2006
Net product sales	$203,770	$166,617
Total revenues	$203,770	$167,181

Cost of sales (excluding amortization of product rights)	$8,934	$18,984

Operating income	$115,796	$98,806

Net income	$95,353	$66,666
Net income per share:
Basic	$1.37	$0.97
Diluted	$1.21	$0.95

The increase in net income for 2007 resulted primarily from the $37.2 million increase in sales, along with a $10.1 million reduction in the cost of sales. The $17.0 million increase in operating income resulted from factors described above, offset by the increased costs to support our CMV and HCV development programs. The year ended December 31, 2007 includes $7.6 million share-based compensation expense and $3.3 million of costs associated with our opposition to the OGD’s change in approach.

Revenues

Revenues consisted of the following:

	For the year end December 31,
(in thousands)	2007	2006
Net product sales	$203,770	$166,617
License fees and milestones revenues	—	564

Total revenues	$203,770	$167,181

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

During the year ended December 31, 2007, net sales of Vancocin increased 22.3% compared to the same period in 2006 primarily due to an increase of units sold, the impact of a price increase during 2007 and wholesaler inventory levels which that were stable in 2007 compared to decreased levels in 2006. We believe, based upon data reported by IMS Health Incorporated, that prescriptions during the year ended December 31, 2007 exceeded prescriptions in the 2006 period by 4%.

Approximately 93% of our sales are to three wholesalers. Vancocin product sales are influenced by prescriptions and wholesaler forecasts of prescription demand, which could be at different levels from period to period. We receive inventory data from one of our three largest wholesalers through our fee for service agreement. We do not independently verify this data. Based on this inventory data and our estimates, we believe that as of December 31, 2007, the wholesalers did not have excess channel inventory.

Cost of sales

Vancocin cost of sales includes the cost of materials and distribution costs and excludes amortization of product rights. The decrease of $10.1 million over the prior year primarily results from the sale of units manufactured by NPI Pharmaceuticals (formerly OSG Norwich), which carry a lower inventory cost.

During 2007 and the second half of 2006, all of the finished product we purchased was produced by NPI Pharmaceuticals. As of June 30, 2006, Lilly no longer manufactured finished product for us because our third-party manufacturing supply chain was approved in the second quarter of 2006 and in July 2006, we began receiving regular shipments of product produced by NPI Pharmaceuticals. Our finished product that was sold in the second half of 2006 included product produced by both Lilly and NPI Pharmaceuticals. As such, our cost of sales began to steadily decrease in the second half of 2006 and remained consistent during 2007.

Since units are shipped based upon earliest expiration date, our cost of sales will be impacted by the cost associated with the specific units that are sold. Additionally, we may experience fluctuations in quarterly manufacturing yields and if this occurs, we would expect the cost of product sales of Vancocin to fluctuate from quarter to quarter.

Research and development expenses

For each of our research and development programs, we incur both direct and indirect expenses. Direct expenses include third party costs related to these programs such as contract research, consulting, cost sharing payments or receipts, and preclinical and development costs. Indirect expenses include personnel, facility, stock compensation and other overhead costs. Due to recent advancements in our clinical development programs, we expect future costs to exceed current costs.

Research and development expenses were divided between our research and development programs in the following manner:

	For the years ended December 31,
(in thousands)	2007	2006
Direct—Core programs
CMV	$21,676	$10,496
HCV	909	753
Vancocin	473	794
NTCD	982	—
Direct—Non-core programs
Common cold	—	28
Indirect
Development	11,829	7,091

Total	$35,869	$19,162

Direct Expenses—Core Development Programs

Our direct expenses related to our CMV program increased significantly in 2007 as we advanced the program into larger Phase 3 clinical studies. Specifically, during the year 2007 we continued recruitment into an ongoing phase 3 study of Camvia in patents undergoing allogeneic stem cell transplant and began recruiting patients into a second phase 3 study in patients undergoing liver transplantation during the second quarter of 2007. We began executing on our pre-launch plans for our clinical, regulatory and commercial activities for the Camvia program in Europe. During the year 2006 we concluded analysis of data from our phase 2 clinical trial with Camvia, which demonstrated that Camvia significantly reduces CMV reactivation in patients who had undergone allogeneic stem cell transplantation. We initiated dosing in a phase 3 study of Camvia in the prevention of CMV disease in allogeneic stem cell transplantation and continued conducting and analyzing data from various phase 1 clinical trials. We also prepared for a second phase 3 study of Camvia in solid organ transplant patients. Included in the CMV expenses during 2006 was $3.0 million related to a milestone payment due to GlaxoSmithKline associated with the initiation of the phase 3 study of Camvia, which was paid in February 2007.

Related to our HCV program, costs in 2007 primarily represent those paid to Wyeth in connection with our cost-sharing arrangement related to discovery efforts to identify potential back-ups/follow-on compounds to HCV-796. Development activity for our HCV product candidate, HCV-796, during the year 2007 included completion of enrollment in the 500 mg BID arms of a phase 2 study of HCV-796 when dosed in combination with pegylated interferon and ribavirin and ongoing follow-up of patients in that study. In August 2007, we announced that elevated liver enzyme levels in a subset of patients in this study indicated a potential safety issue. Consequently, all dosing with HCV-796 was discontinued, although patients in the phase 2 study had the option of continuing to receive pegylated interferon and ribavirin as per standard of care. Therefore, monitoring and follow-up of patients in the phase 2 study will continue. During the year 2006, we conducted a phase 1b clinical trial which demonstrated the antiviral activity of HCV-796 in combination with pegylated interferon and began dosing in a phase 2 study of HCV-796. Wyeth pays a substantial portion of the collaboration’s predevelopment and development expenses.

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

Indirect Expenses

These costs primarily relate to the compensation of and overhead attributable to our development team, primarily due to increased personnel costs of $2.1 million.

Marketing, general and administrative expenses

Marketing, general and administrative (MG&A) expenses increased $12.5 million in 2007 to $37.1 million from $24.6 million in 2006. The largest contributors to this increase were medical education costs ($3.1 million), legal and consulting costs ($1.7 million), and compensation ($1.6 million) and share-based compensation expense ($1.5 million) due to increased personnel, Other contributors included corporate franchise taxes and commercial related expenses, which collectively increased by $2.3 million.

Included in the increased legal and consulting costs are expenses incurred related to our opposition to the attempt by the OGD regarding the conditions that must be met in order for a generic drug application to request a waiver of in-vivo bioequivalence testing for copies of Vancocin, which were $3.3 million in the year 2007 as compared to $2.3 million the same period in 2006. We anticipate that these additional legal and consulting costs will continue at higher levels in future periods.

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

Intangible amortization for the years ended December 31, 2007 and 2006 were comparable at $6.1 million and $5.7 million respectively. The comparatives are impacted by cumulative adjustments, which were $0.6 million in 2007 and $0.4 million in 2006.

In March 2006, as a result of OGD’s change in approach relating to generic bioequivalence determinations, we reviewed the value of the intangible asset and concluded that there was no impairment of the carrying value of the intangible assets or change to the useful lives as estimated at the acquisition date. Additionally, on an ongoing periodic basis, we evaluate the useful life of these intangible assets and determine if any economic, governmental or regulatory event has modified their estimated useful lives. This evaluation did not result in a change in the life of the intangible assets during the year ended December 31, 2007. We will continue to monitor the actions of the OGD and consider the effects of our opposition efforts and the announcements by generic competitors or other adverse events for additional impairment indicators and we will reevaluate the expected cash flows and fair value of our Vancocin-related assets, as well as estimated useful lives, at such time.

Other Income (Expense)

Gain on sale of short term investments

During 2006, we sold our marketable securities investment in SIGA Technologies, Inc. for a gain of $1.7 million.

Net (loss) gain on bond redemption

On March 1, 2006, we redeemed the then remaining $78.9 million principal amount of our subordinated convertible notes for $79.6 million. This eliminated our long-term debt that was outstanding at December 31, 2005. The charge of $1.1 million related to this payment in the first quarter of 2006, represents a premium of $0.7 million and the write-off of deferred finance costs of $0.4 million at March 1, 2006.

Interest Income

Interest income for the years ended December 31, 2007 and 2006 was $24.3 million and $9.9 million, respectively. Interest income increased primarily due to increased short-term investments during 2007 and to a lesser extent, an increased rate of return.

Interest Expense

Interest expense and amortization of finance costs in 2007 relates entirely to the senior convertible notes issued on March 26, 2007, as described in Note 8 to the Consolidated Financial Statements.

Interest expense in 2006 relates entirely to the subordinated convertible notes, which were redeemed on March 1, 2006. In the third quarter of 2006, we recorded a credit to interest expense related to the beneficial conversion feature because we released the remaining liability associated with the auto-conversion provisions as the likelihood of payment was remote.

Income Tax Expense

Our effective income tax rate was 29.7% and 38.6% for the years ended December 31, 2007 and 2006, respectively. Income tax expense includes federal, state and foreign income taxes at statutory rates and the effects of various permanent differences. The decrease in the 2007 rate as compared to 2006 is primarily due to our current estimate of the impact of orphan drug credit for Camvia as well as a $4.0 million benefit for the valuation allowance adjustment primarily related to additionally deferred tax assets that management believes is more likely than not to be utilized. We currently anticipate an effective tax rate in the range of approximately 27% to 31% for the year ended December 31, 2008, which includes an estimate related to orphan drug credit based upon estimates of qualified expenses and excludes the impact of discreet items and any potential changes in the valuation allowance. We continue to evaluate our qualified expenses and, to the extent that actual qualified expenses vary significantly from our estimates, our effective tax rate will be impacted.

Years ended December 31, 2006 and 2005

	For the year ended December 31,
(in thousands)	2006	2005
Net product sales	$166,617	$125,853
Total revenues	$167,181	$132,417

Cost of sales (excluding amortization of product rights)	$18,984	$18,029

Operating income	$98,806	$88,145

Net income	$66,666	$113,705
Net income per share:
Basic	$0.97	$2.56
Diluted	$0.95	$2.02

The decrease in net income for 2006 resulted from the $79.7 million change in income tax from a benefit in 2005 to a $41.9 million expense in 2006. The increase in operating income resulted from increased revenue, offset by the increased costs to support Vancocin and our CMV and HCV development programs. The year ended December 31, 2006 includes $5.0 million share-based compensation expense and $2.3 million of costs associated with our opposition to the OGD’s change in approach. Additionally, 2005 included $6.0 million of license fee revenue.

Revenues

Revenues consisted of the following:

	For the year end December 31,
(in thousands)	2006	2005
Net product sales	$166,617	$125,853
License fees and milestones revenues	564	6,564

Total revenues	$167,181	$132,417

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

Cost of sales

Vancocin cost of sales includes the cost of materials and distribution costs and excludes amortization of product rights. The increase of $1.0 million over prior year primarily results from increased volume, offset by the sale of units manufactured by NPI Pharmaceuticals (formerly OSG Norwich), which carry a lower inventory cost. As part of our November 2005 amendment of our manufacturing agreement with Lilly, we increased the amount of Vancocin that Lilly supplied to us, which increased our cost of sales in the first half of 2006 by $4.4 million, as specific units were sold.

During the second half of 2006, all of the finished product we purchased was produced by NPI Pharmaceuticals. As of June 30, 2006, Lilly no longer manufactured finished product for us because our third-party manufacturing supply chain was approved in the second quarter of 2006 and in July 2006, we began receiving regular shipments of product produced by NPI Pharmaceuticals. Our finished product that was sold in the second half of 2006 included product produced by both Lilly and NPI Pharmaceuticals. As such, our cost of sales began to steadily decrease during the second half of 2006.

Since units are shipped based upon earliest expiration date, our actual cost of sales will be impacted by the cost associated with the specific units that are sold. Additionally, we may experience fluctuations in quarterly manufacturing yields and if this occurs, we would expect the cost of product sales of Vancocin to fluctuate from quarter to quarter. Further, if we enter into fee-for-service or inventory management agreements with wholesalers in future periods, the fees would negatively impact our cost of sales expense.

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

Direct Expenses—Core Development Programs

Related to our CMV program, during the year 2006 we concluded analysis of data from our phase 2 clinical trial with Camvia, which demonstrated that Camvia significantly reduces CMV reactivation in patients who had undergone allogeneic stem cell transplantation. We initiated dosing in a phase 3 study of Camvia in the prevention of CMV disease in allogeneic stem cell transplantation and continued conducting and analyzing data from various phase 1 clinical trials. We are also preparing for a second phase 3 study of Camvia in solid organ transplant patients. Included in the CMV expenses in 2006 is $3.0 million related to a milestone payment due to GlaxoSmithKline associated with the initiation of the phase 3 study of Camvia, which was paid in February 2007. In 2005, we were conducting one phase 2 clinical study, completing enrollment for the phase 2 clinical trial in November 2005, and were conducting or analyzing data from various phase 1 clinical trials with Camvia.

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

Interest Expense

	For the year ended December 31,
(in thousands)	2006	2005
Interest expense on 6% subordinated convertible notes	$790	$6,150
Interest expense on 10% senior notes	—	330
Interest expense on 6% senior convertible notes	—	1,635
Amortization and write-offs of finance costs	75	981
Amortization of debt discount	—	697
Beneficial conversion feature	(179)	1,489
Other interest	—	22

Total interest expense	$686	$11,304

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

Liquidity

We expect that our near term sources of revenue will arise from Vancocin product sales. However, we cannot predict what the actual sales of Vancocin will be in the future, and the outcome of our effort to oppose the OGD’s approach to bioequivalence determinations for generic copies of Vancocin is uncertain. In addition, there are no assurances that demand for Vancocin will continue at historical or current levels.

Our ability to generate positive cash flow is also impacted by the timing of anticipated events in our CMV and HCV programs, including the scope of the clinical trials required by regulatory authorities, results from clinical trials, the results of our product development efforts, and variations from our estimate of future direct and indirect expenses.

While we anticipate that cash flows from Vancocin, as well as our current cash, cash equivalents and short-term investments, should allow us to fund substantially all of our ongoing development and other operating costs for the foresable future, as well as the interest payable on the senior convertible notes, we may need additional financing in order to expand our product portfolio. At December 31, 2007, we had cash, cash equivalents and short-term investments of $584.3 million. At December 31, 2007, the annualized weighted average nominal interest rate on our short-term investments was 5.1%.

Overall Cash Flows

During the year ended December 31, 2007, we generated $122.9 million of net cash from operating activities, primarily from the cash contribution of Vancocin, which includes the impact of net income. Partially offsetting this cash contribution is the impact of higher accounts receivables, which is related to the timing of orders and the price increase, which was offset by the increase in accrued expenses, deferred taxes and share based compensation expense. We also used $216.2 million of cash for investing activities, as we purchased short-term investments and our corporate headquarters building. Our net cash provided by financing activities for the year ended December 31, 2007 was $221.5 million, primarily from the March 2007 issuance of senior convertible notes, net of issuance costs, in the amount of $241.8 million, partially offset by $23.3 million used to purchase the call spread as described in Note 8 of the Consolidated Financial Statements.

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

Operating Cash Outflows

The cash flows we have used in operations historically have been applied to research and development activities, marketing and business development efforts, general and administrative expenses, servicing our debt, and income tax payments. Bringing drugs from the preclinical research and development stage through phase 1, phase 2, and phase 3 clinical trials and FDA approval is a time consuming and expensive process. Because our product candidates are currently in the clinical stage of development, there are a variety of events that could occur during the development process that will dictate the course we must take with our drug development efforts and the cost of these efforts. As a result, we cannot reasonably estimate the costs that we will incur through the commercialization of any product candidate. However, due to advancements in our trials, our initiative to develop non-toxigenic strains of C. difficile and our expansion into Europe, we expect future costs to exceed current costs. The most significant of our near-term operating development cash outflows are as described under “Development Programs”.

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

Core Development Programs

CMV program—From the date we in-licensed Camvia through December 31, 2007, we paid $43.8 million of direct costs in connection with this program, including the acquisition fee of $3.5 million paid to GSK for the rights to Camvia in September 2003.

During 2008, we expect Camvia-related activities to include continued recruitment into both the ongoing phase 3 studies in patients undergoing allogeneic stem cell transplant and in patients who have received a liver transplant. We will also continue to conduct phase 1 clinical pharmacology studies to support the overall clinical development program. Based on the execution of phase 3 clinical development studies, we expect our expenses in 2008 for the CMV program to be substantially higher than in 2007. We are solely responsible for the cost of developing our CMV product candidate.

Should we achieve certain product development events, we are obligated to make certain milestone payments to GSK, the licensor of Camvia.

HCV program—From the date that we commenced predevelopment activities for compounds in this program that are currently active through December 31, 2007, we paid $3.7 million in direct expenses for the predevelopment and development activities relating to such compounds. These costs are net of contractual cost sharing arrangements between Wyeth and us. Wyeth pays a substantial portion of the collaboration’s predevelopment and development expenses.

In August, we announced a potential safety issue identified during a phase 2 study of our HCV product candidate, HCV-796, dosed in combination with pegylated interferon and ribavirin. Specifically, elevated liver enzyme levels were observed in a subset of patients. Consequently, all dosing with HCV-796 was discontinued, although patients in the phase 2 study had the option of continuing to receive pegylated interferon and ribavirin as per standard of care. During the remainder of 2007, the planned activities for the HCV-796 program include continuing monitoring and follow-up of patients enrolled in the phase 2 study. In addition, there will be extensive evaluation of available preclinical and clinical safety data in order to understand the potential risks to patients and whether further clinical studies are appropriate. No additional clinical studies with HCV-796 will be initiated until this evaluation is complete. The results of the investigation into liver enzyme findings observed in the phase 2 study, along with other predevelopment activities performed during the year, will significantly impact the timing and amount of expenses we will incur related to this program in future periods. In addition, discussions with the FDA regarding our plans may impact the timing, nature and cost of future planned studies. During 2008 we will continue to incur costs associated with discovery activities to identify a follow-on/back-up molecule to HCV-796.

Should we achieve certain additional product development events, Wyeth is required to pay us certain cash milestones pursuant to terms of our collaboration agreement. However, there can be no assurances that we will be successful in achieving these milestones.

Vancocin and C. difficile related—We acquired Vancocin in November 2004 and have spent approximately $1.8 million in direct research and development costs related to Vancocin or on related C. difficile activities since acquisition.

During 2008, we expect our research and development activities in the field of C. difficile to increase significantly, primarily related to our rights to develop non-toxigenic strains of C. difficile for the treatment and prevention of CDI. Therefore, we expect direct costs to increase materially above 2007 levels.

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

Business development activities

Through December 31, 2007, we paid an acquisition price of $116.0 million, paid $23.1 million related to additional purchase price consideration tied to product sales (see Note 6 of the Consolidated Financial Statements) and incurred $2.0 million of fees and expenses in connection with the Vancocin acquisition.

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

Debt service requirements

Senior Convertible Notes

On March 26, 2007, the Company issued $250.0 million of 2% senior convertible notes due March 2017 (the “senior convertible notes”) in a public offering. The $250.0 million includes an issuance pursuant to the underwriters’ exercise of an overalloment in the amount of $25.0 million that was closed concurrently on March 26, 2007. Net proceeds from the issuance of the senior convertible notes were $241.8 million. The senior convertible notes are unsecured unsubordinated obligations and rank equally with any other unsecured and unsubordinated indebtedness. The senior convertible notes bear interest at a rate of 2% per annum, payable semi-annually in arrears on March 15 and September 15 of each year commencing on September 15, 2007. As of December 31, 2007, the Company has accrued $1.4 million in interest payable to holders of the senior convertible notes. Debt issuance costs of $8.2 million have been capitalized and are being amortized over the term of the senior convertible notes, with the balance to be amortized as of December 31, 2007 being $7.6 million.

The senior convertible notes are convertible into shares of the Company’s common stock at an initial conversion price of $18.87 per share. The senior convertible notes may only be converted: (i) anytime after December 15, 2016; (ii) during the five business-day period after any five consecutive trading day period (the “measurement period”) in which the price per note for each trading day of that measurement period was less than 98% of the product of the last reported sale price of our common stock and the conversion rate on each such day; (iii) during any calendar quarter (and only during such quarter) after the calendar quarter ending June 30, 2007, if the last reported sale price of our common stock for 20 or more trading days in a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter exceeds 130% of the applicable conversion price in effect on the last trading day of the immediately preceding calendar quarter; or (iv) upon the occurrence of specified corporate events. Upon conversion, holders of the senior convertible notes will receive shares of common stock, subject to ViroPharma’s option to irrevocably elect to settle all future conversions in cash up to the principal amount of the senior convertible notes, and shares for any excess. We can irrevocably elect this option at any time on or prior to the 35th scheduled trading day prior to the maturity date of the senior convertible notes. The senior convertible notes may be required to be repaid on the occurrence of certain fundamental changes, as defined in the senior convertible notes. As of December 31, 2007, the fair value of the $250.0 million convertible senior notes outstanding was approximately $186.3 million, based on the quoted market price.

Concurrent with the issuance of the senior convertible notes, the Company entered into privately-negotiated transactions, comprised of purchased call options and warrants sold, to reduce the potential dilution of our common stock upon conversion of the senior convertible notes. The transactions, taken together, have the effect of increasing the initial conversion price to $24.92 per share. The net cost of the transactions was $23.3 million.

The call options allow ViroPharma to receive up to approximately 13.25 million shares of its common stock at $18.87 from the call option holders, equal to the number of shares of common stock that ViroPharma would issue to the holders of the senior convertible notes upon conversion. These call options will terminate upon the earlier of the maturity dates of the related senior convertible notes or the first day all of the related senior convertible notes are no longer outstanding due to conversion or otherwise. Concurrently, the Company sold warrants to the warrant holders to receive shares of its common stock at an exercise price of $24.92 per share. These warrants expire ratably over a 60-day trading period beginning on June 13, 2017 and will be net-share settled.

The purchased call options are expected to reduce the potential dilution upon conversion of the senior convertible notes in the event that the market value per share of ViroPharma common stock at the time of exercise is greater than $18.87, which corresponds to the initial conversion price of the senior convertible notes, but less than $24.92 (the warrant exercise price). The warrant exercise price is 75.0% higher than the price per share of $14.24 of the Company’s stock on the pricing date. If the market price per share of ViroPharma common stock at the time of conversion of any senior convertible notes is above the strike price of the purchased call options ($18.87), the purchased call options will entitle the Company to receive from the counterparties in the aggregate the same number of shares of our common stock as the Company would be required to issue to the holder of the converted senior convertible notes. Additionally, if the market price of ViroPharma common stock at the time of exercise of the sold warrants exceeds the strike price of the sold warrants ($24.92), the Company will owe the counterparties an aggregate of approximately 13.25 million shares of ViroPharma common stock. If we have insufficient shares of common stock available for settlement of the warrants, we may issue shares of a newly created series of preferred stock in lieu of our obligation to deliver common stock. Any such preferred stock would be convertible into 10% more shares of our common stock than the amount of common stock we would otherwise have been obligated to deliver under the warrants.

The purchased call options and sold warrants are separate transactions entered into by the Company with the counterparties, are not part of the terms of the senior convertible notes, and will not affect the holders’ rights under the senior convertible notes. Holders of the senior convertible notes will not have any rights with respect to the purchased call options or the sold warrants. The purchased call options and sold warrants meet the definition of derivatives under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. These instruments have been determined to be indexed to the Company’s own stock (in accordance with the guidance of EITF Issue No. 01-6, The Meaning of Indexed to a Company’s Own Stock) and have been recorded in stockholders’ equity in the Company’s Consolidated Balance Sheet (as determined under EITF Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock). As long as the instruments are classified in stockholders’ equity they are not subject to the mark to market provisions of SFAS No. 133. We also recorded a net deferred tax asset of $4.5 million in additional paid in capital for the effect of future tax benefits that are more likely than not to be utilized related to the tax basis of the convertible note in accordance with SFAS 109 and EITF No. 05-8, Income Tax Consequences of Issuing Convertible Debt with a Beneficial Conversion Feature.

We used the net proceeds from the offering to apply to working capital and general corporate purposes. We may also use a portion of the net proceeds to acquire, license or invest in complementary businesses, technologies or products.

Contractual Obligations

Future contractual obligations and commercial commitments at December 31, 2007 are as follows:

(in thousands)

Contractual Obligations (1)(2)	Total	1 year or less	2-3 years	4-5 years	More than 5 years
Operating leases (3)	$159	$71	$88	$—	$—
Senior convertible notes	250,000	—	—	—	250,000
Purchase obligations (4)	900	900	—	—	—

Total	$251,059	$971	$88	$—	$250,000

(1)	This table does not include any milestone payments under our agreement with GSK in relation to our in-licensed technology, as the timing and likelihood of such payments are not known. Similarly, it does not include any additional payments due to Lilly in connection with the Vancocin acquisition, as the amount and timing of future additional payments are not determinable. Under the terms of the agreement with Lilly, Lilly is entitled to additional payments of 35% of annual net sales between $45 and $65 million of Vancocin during 2008 through 2011.

No additional payments are due to Lilly on net sales of Vancocin below or above the net sales levels reflected above. We account for purchase price consideration as contingent consideration and will record an adjustment to the carrying amount of the related intangible asset and a cumulative adjustment to the intangible amortization upon achievement of the related sales milestones. Assuming the maximum threshold is met at the end of each year, the cumulative amortization adjustment would be $1.0 million, $1.3 million and $1.5 million in the years ended December 31, 2008, 2009 and 2010, respectively.

In the event we develop any product line extensions, revive discontinued vancomycin product lines (injectable or oral solution), make improvements of existing products, or expand the label to cover new indications, Lilly would receive an additional royalty on net sales on these additional products for a predetermined time period.

(2)	This table does not include various agreements that we have entered into for services with third party vendors, including agreements to conduct clinical trials, to manufacture product candidates, and for consulting and other contracted services due to the cancelable nature of the services. We accrue the costs of these agreements based on estimates of work completed to date. We estimate that approximately $47.3 million will be payable in future periods under arrangements in place at December 31, 2007. Of this amount, approximately $6.3 million has been accrued for work estimated to have been completed as of December 31, 2007 and approximately $40.9 million relates to future performance under these arrangements.
(3)	Operating leases represent equipment leases.
(4)	We entered into purchase obligations related to the establishment, manufacturing and decontamination of facilities used to manufacture NTCD spores. This table does not include $1.3 million for decontamination of the facility due upon termination of the manufacturing agreement due to the uncertainty of the period of payment.
(5)	This table does not include $1.1 million of a non-current income tax payable which represents uncertain tax positions due to the uncertainty of the amount and period of payment.

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

In addition to internal information, such as unit sales, we use information from external resources, which we do not verify, to estimate the channel inventory. Our external resources include prescription data reported by IMS Health Incorporated and written and verbal information obtained from one of our three largest wholesaler customers with respect to their inventory levels.

Chargebacks and rebates are the most subjective sales related accruals. While we currently have no contracts with private third party payors, such as HMO’s, we do have contractual arrangements with governmental agencies, including Medicaid. We establish accruals for chargebacks and rebates related to these contracts in the period in which we record the sale as revenue. These accruals are based upon historical experience of government agencies’ market share, governmental contractual prices, our current pricing and then-current laws, regulations and interpretations. We analyze the accrual at least quarterly and adjust the balance as needed. We believe that if our estimates of the rate of chargebacks and rebates as a percentage of annual gross sales were incorrect by 10%, our operating income and accruals would be impacted by approximately $1.5 million in the period of correction, which we believe is immaterial.

Annually, as part of our process, we performed an analysis on the share of Vancocin sales that ultimately go to Medicaid recipients and result in a Medicaid rebate. As part of that analysis, we considered our actual Medicaid historical rebates processed, total units sold and fluctuations in channel inventory. .

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

On an ongoing periodic basis, we evaluate the useful life of intangible assets and determine if any economic, governmental or regulatory event has modified their estimated useful lives. While we reviewed the useful life of our intangible assets in March 2006 in light of the actions taken by the OGD, we did not change the useful life of our intangible assets during the year ended December 31, 2007. See Note 6 of the Consolidated Financial Statements for further information.

•

Short-term Investments—We review our short-term investments on a periodic basis for other-than-temporary impairments. This review considers credit worthiness and our intent and ability to hold debt securities until maturity and is subjective as it requires management to evaluate whether an event or change in circumstances has occurred in that period that may have a significant adverse effect on the fair value of the investment. As of December 31, 2007, no unrealized losses are other-than-temporary.

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

At December 31, 2007, we had $151.6 million of gross deferred tax assets, which included the effects of federal and state net operating loss (“NOL”) carryforwards of $30.7 million, convertible debt of $32.9 million, capitalized research and development costs of $21.2 million and other items of $12.5 million. These assets are offset by a $72.7 million valuation allowance as our ability to estimate long-term future taxable income with a high level of certainty is limited due to uncertainty surrounding generic competition for Vancocin. In assessing the realizability of deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the period in which those temporary differences becomes deductible or the NOLs and credit carryforwards can be utilized. When considering the reversal of the valuation allowance, we consider the level of past and future taxable income, the utilization of the carryforwards and other factors. Revisions to the estimated net realizable value of the deferred tax asset could cause our provision for income taxes to vary significantly from period to period. Should we further reduce the valuation allowance of deferred tax assets, a current year tax benefit will be recognized and future periods would then include income taxes at a higher rate than the effective rate in the period that the adjustment is made.

As our business evolves, we may face additional issues that will require increased levels of management estimation and complex judgments.

Recently Issued Accounting Pronouncements

In December 2007, the Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (SFAS) No. 141R, Business Combinations, which will significantly change the accounting for business combinations. SFAS 141R is effective for fiscal years beginning after December 15, 2008. The Company is currently evaluating the Statement.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements – An Amendment of ARB No. 51, which establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 is effective for the Company beginning January 1, 2009. While we are currently evaluating the impact of SFAS 160 on our financial statements upon adoption, we do not anticipate a material impact on operating results or financial position.

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

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, which allow companies to elect fair-value measurement when an eligible financial asset or financial liability is initially recognized or when an event, such as a business combination, triggers a new basis of accounting for that financial asset or financial liability. The election must be applied to individual contracts, is irrevocable for every contract chosen to be measured at fair value, and must be applied to an entire contract, not to only specified risks, specific cash flows, or portions of that contract. Changes in the fair value of contracts elected must be measured at fair value and recognized in earnings each reporting period. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We do not anticipate a material impact on operating results or financial position.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, (“SFAS 157”) that provides guidance on performing fair value measurements. It does not require new fair value measurements, although it could change current practice for some companies. SFAS 157 is effective for fiscal years beginning after November 15, 2007. In 2007, the FASB deferred the effective date for nonfinancial assets and liabilities that are not measured at fair value on a recurring basis to fiscal years ended after December 15, 2008. While we are currently evaluating the impact of SFAS 157 on our financial statements upon adoption, we do not anticipate a material impact on operating results or financial position.

In August 2007, the Financial Accounting Standards Board (“FASB”) issued for comment proposed FASB Staff Position (“FSP”) No. APB 14-a, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-a”). The proposed FSP would require the issuer of convertible debt instruments with cash settlement features to separately account for the liability and equity components of the instrument. The debt would be recognized at the present value of its cash flows discounted using the issuer’s nonconvertible debt borrowing rate. The equity component would be recognized as the difference between the proceeds from the issuance of the note and the fair value of the liability. The proposed FSP would also require an accretion of the resultant debt discount over the expected life of the debt. The proposed transition guidance requires retrospective application to all periods presented, and does not grandfather existing instruments. In November 2007, the Board announced as a result of the comments received, it would postone the effective date of APB 14-a and is expected to begin its redeliberations of the guidance in that proposed FSP in February 2008.

In November 2007, the FASB issued EITF 07-1 “Accounting for Collaborative Arrangements Related to the Development and Commercialization of Intellectual Property” which is focused on how the parties to a collaborative agreement should discolse costs incurred and revenue generated on sales to third parties, how sharing payments pursuant to a collaboration agreement should be presented in the income statement and certain related disclosure questions. EITF 07-1 is effective for fiscal years ended after December 15, 2008. While we are currently evaluating the impact of EITF 07-1 on our financial statements upon adoption, we do not anticipate a material impact on operating results or financial position.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our holdings of financial instruments are primarily comprised of a mix of U.S. corporate debt, government securities and commercial paper. All such instruments are classified as securities available for sale. Our debt security portfolio represents funds held temporarily pending use in our business and operations. We manage these funds accordingly. Our primary investment objective is the preservation of principal, while at the same time maximizing the generation of investment income. We seek reasonable assuredness of the safety of principal and market liquidity by investing in cash equivalents (such as Treasury bills and money market funds) and fixed income securities (such as U.S. government and agency securities, municipal securities, taxable municipals, and corporate notes) while at the same time seeking to achieve a favorable rate of return. Our market risk exposure consists principally of exposure to changes in interest rates. Our holdings are also exposed to the risks of changes in the credit quality of issuers. Historically, we have typically invested in financial instruments with maturities of less than one year. The carrying amount, which approximates fair value, and the annualized weighted average nominal interest rate of our investment portfolio at December 31, 2007, was approximately $404.6 million and 5.1%, respectively. A one percent change in the interest rate would have resulted in a $4.0 million impact to interest income for the year ended December 31, 2007.

At February 27, 2008, we had outstanding $250 million of our senior convertible notes. The senior convertible notes bear interest at a rate of 2% per annum, payable semi-annually in arrears on March 15 and September 15 of each year commencing on September 15, 2007. The senior convertible notes are convertible into shares of the Company’s common stock at an initial conversion price of $18.87 per share. The senior convertible notes may only be converted: (i) anytime after December 15, 2016; (ii) during the five business-day period after any five consecutive trading day period (the “measurement period”) in which the price per note for each trading day of that measurement period was less than 98% of the product of the last reported sale price of our common stock and the conversion rate on each such day; (iii) during any calendar quarter (and only during such quarter) after the calendar quarter ending June 30, 2007, if the last reported sale price of our common stock for 20 or more trading days in a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter exceeds 130% of the applicable conversion price in effect on the last trading day of the immediately preceding calendar quarter; or (iv) upon the occurrence of specified corporate events. Upon conversion, holders of the senior convertible notes will receive shares of common stock, subject to ViroPharma's option to irrevocably elect to settle all future conversions in cash up to the principal amount of the senior convertible notes, and shares for any excess. We can irrevocably elect this option at any time on or prior to the 35th scheduled trading day prior to the maturity date of the senior convertible notes. The senior convertible notes may be required to be repaid on the occurrence of certain fundamental changes, as defined in the senior convertible notes. As of December 31, 2007, the fair value of the $250.0 million convertible senior notes outstanding was approximately $186.3 million, based on the quoted market price

In connection with the issuance of the senior convertible senior notes, we have entered into privately-negotiated transactions with two counterparties (the “counterparties”), comprised of purchased call options and warrants sold. These transactions are expected to generally reduce the potential equity dilution of our common stock upon conversion of the senior convertible notes. These transactions expose the Company to counterparty credit risk for nonperformance. The Company manages its exposure to counterparty credit risk through specific minimum credit standards, and diversification of counterparties.

Beginning in 2006, we also have been exposed to movements in foreign currency exchange rates, specifically the Euro, for certain immaterial expenses. We have used foreign currency forward exchange contracts based on forecasted transactions to reduce this exposure to the risk that the eventual net cash outflows, resulting from purchases from foreign testing sites, will be adversely affected by changes in exchange rates. The nominal amount of these forwards as of December 31, 2007 was $0.3 million and the associated fair value was approximately $44,000, which is credited to research and development expenses.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our financial statements required by this item are attached to this Report beginning on page 65.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer, or CEO, and our Chief Financial Officer, or CFO, of the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of December 31, 2007. Based on that evaluation, our management, including our CEO and CFO, concluded that as of December 31, 2007 our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to the Company’s management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the quarter ended December 31, 2007, there were no significant changes in our internal control over financial reporting identified in connection with the evaluation of such controls that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

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

Our management assessed the effectiveness of its internal control over financial reporting as of December 31, 2007. In making this assessment, it used the criteria based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission in “Internal Control — Integrated Framework” (COSO). Based on our assessments we believe that, as of December 31, 2007, our internal control over financial reporting is effective based on those criteria.

Our independent registered public accounting firm, KPMG LLP, has issued a report on the effectiveness of the Company’s internal control over financial reporting appears on the next page.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

ViroPharma Incorporated:

We have audited ViroPharma Incorporated’s (the Company’s) internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2007 and 2006, and the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2007, and our report dated February 28, 2008 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Short Hills, New Jersey
February 28, 2008

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

Our Board of Directors has adopted a code of business conduct and ethics that applies to our principal executive officers, principal financial officer, and controller, as well as all other employees. A copy of this code of business conduct and ethics has been posted on our Internet website at www.viropharma.com under the investing – corporate governance section. In addition, hard copies can be obtained free of charge through our investor relations department. Any amendments to, or waivers from, a provision of our code of ethics that applies to our principal executive officer, principal financial officer, controller, or persons performing similar functions and that relate to any element of the code of ethics enumerated in paragraph (b) of Item 406 of Regulation S-K shall be disclosed by posting such information on our website.

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

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation of the Company, as amended by a Certificate of Amendment of Amended and Restated Certificate of Incorporation dated May 18, 1999, as further amended by a Certificate of Amendment of Amended and Restated Certificate of Incorporation dated May 24, 2000. (1) (Exhibit 3.1)

3.2	Certificate of Designation establishing and designating the Series A Junior Participating Preferred Shares. (2) (Exhibit 3.2)

3.3	Amended and Restated By-Laws of the Company. (4) (Exhibit 3.3)

4.1	Rights Agreement, dated as of September 10, 1998, between ViroPharma Incorporated and StockTrans, Inc., as Rights Agent. (3) (Exhibit 4.1)

4.2	Amendment No. 1 to Rights Agreement. (5) (Exhibit 4.2)

4.3	Amendment No. 2 to Rights Agreement. (6) (Exhibit 4.1)

4.4	Form of Indenture dated march 19, 2007 between the Company and Wilmington Trust Company, as Trustee. (26) (Exhibit 4.1)

4.5	First Supplemental Indenture, dated as of March 26, 2007, by and between the Company and Wilmington Trust Company, as Trustee. (26) (Exhibit 4.2)

10.1††	Form of Employment Agreement. (19) (Exhibit 10.1)

10.2	Form of Indemnification Agreement. (19) (Exhibit 10.2)

10.3	Investment Agreement among ViroPharma Incorporated and Perseus-Soros Biopharmaceutical Fund, L.P. dated May 5, 1999. (5) (Exhibit 10.20)

10.4†	Stock Purchase Agreement dated December 9, 1999 between American Home Products Corporation and ViroPharma Incorporated. (7) (Exhibit 10.26)

10.5††	Severance Agreement dated August 21, 2000 between ViroPharma Incorporated and Michel de Rosen. (8) (Exhibit 10.31)

10.6†	First Amended and Restated Agreement dated February 27, 2001 between Sanofi-Synthelabo and ViroPharma Incorporated. (9) (Exhibit 10.32)

10.7††	2001 Equity Incentive Plan. (10) (Exhibit 10.33)

10.8	Letter Agreement between ViroPharma Incorporated and Wyeth dated May 29, 2002. (11) (Exhibit 10.35)

10.9††	Amended and Restated ViroPharma Incorporated Employee Stock Purchase Plan. (12)

10.10††*	Form of Change of Control Agreement between ViroPharma and certain of its employees.

10.11†	First Amended and Restated Collaboration and License Agreement dated June 26, 2003 between ViroPharma Incorporated and Wyeth. (13) (Exhibit 10.33)

10.12†	Amendment to Stock Purchase Agreement dated June 26, 2003 between ViroPharma Incorporated and Wyeth. (13) (Exhibit 10.34)

10.13†	License Agreement dated August 8, 2003 by and between GlaxoSmithKline and ViroPharma Incorporated. (4) (Exhibit 10.35)

10.14†	Letter Agreement dated November 24, 2003 between Sanofi-Synthelabo and the Company. (14) (Exhibit 10.34)

10.15†	Assignment, Transfer and Assumption Agreement between ViroPharma Incorporated and Eli Lilly and Company dated October 18, 2004.(15) (Exhibit 2.1)

10.16†	Amendment No. 1 to the Assignment, Transfer and Assumption Agreement between ViroPharma Incorporated and Eli Lilly and Company dated November 8, 2004.(15) (Exhibit 2.2)

10.17†	License Agreement between ViroPharma Incorporated and Schering Corporation dated November 3, 2004. (16)

Exhibit No.	Description
(Exhibit 2.1)

10.18††	ViroPharma Severance Plan. (19) (Exhibit 10.37)

10.19††	ViroPharma Cash Bonus Plan. (28) (Exhibit 10.22)

10.20††	ViroPharma Board Compensation Policy. (27) (Exhibit 10.1)

10.21††	Amended and Restated 1995 ViroPharma Stock Option and Restricted Share Plan. (18)

10.22††	2005 ViroPharma Stock Option and Restricted Share Plan. (24)

10.23††	Form Of Non-Qualified Stock Option Agreement For Member Of The Board Of Director. (20) (Exhibit 10.2)

10.24††	Form Of Non-Qualified Stock Option Agreement. (20) (Exhibit 10.3)

10.25††	Form of Incentive Stock Option Agreement. (20) (Exhibit 10.4)

10.26†	Master Agreement by and between OSG Norwich Pharmaceuticals, Inc. and ViroPharma Incorporated effective as of December 1, 2005. (21) (Exhibit 10.41)

10.27†	Project Agreement No. 1 by and between OSG Norwich Pharmaceuticals, Inc. and ViroPharma Incorporated. (21) (Exhibit 10.42)

10.28†	Bulk Supply Agreement between ViroPharma and Alpharma Inc. dated April 13, 2006. (22) (Exhibit 10.1)

10.29†	Project Agreement No. 2 by and between OSG Norwich Pharmaceuticals, Inc. and ViroPharma Incorporated dated May 15, 2006. (22) (Exhibit 10.2)

10.30††	Separation Agreement between the Company and Joshua Tarnoff dated as of September 15, 2006. (23) (Exhibit 10.1)

10.31	Real Estate Purchase Agreement between LV Associates, L.P. and the Company dated December 22, 2006. (28) (Exhibit 10.33)

10.32	Confirmation of Convertible Bond Hedge Transaction, dated as of March 20, 2007, by and between ViroPharma Incorporated and Credit Suisse International and Credit Suisse, New York Branch, as agent for Credit Suisse International. (26) (Exhibit 10.1)

10.33	Confirmation of Convertible Bond Hedge Transaction, dated as of March 20, 2007, by and between ViroPharma Incorporated and Wells Fargo Bank, National Association. (26) (Exhibit 10.2)

10.34	Confirmation of Issuer Warrant Transaction dated as of March 20, 2007, by and between ViroPharma Incorporated and Credit Suisse International and Credit Suisse, New York Branch, as agent for Credit Suisse International. (26) (Exhibit 10.3))

10.35	Confirmation of Issuer Warrant Transaction, dated as of March 20, 2007, by and between ViroPharma Incorporated and Wells Fargo Bank, National Association.(26) (Exhibit 10.4)

10.36	Amendment to Confirmation of Issuer Warrant Transaction dated as of March 22, 2007, by and between ViroPharma Incorporated and Credit Suisse International and Credit Suisse, New York Branch, as agent for Credit Suisse International. (26) (Exhibit 10.4))

10.37	Amendment to Confirmation of Issuer Warrant Transaction, dated as of March 22, 2007, by and between ViroPharma Incorporated and Wells Fargo Bank, National Association. (26) (Exhibit 10.5)

10.38†*	Amended and Restated Bulk Supply Agreement between ViroPharma and Alpharma Inc. dated October 26, 2007.

14	Code of Conduct and Ethics. (14)(Exhibit 14)

21*	List of Subsidiaries.

23*	Consent of KPMG LLP, Independent Registered Public Accounting Firm.

24*	Power of Attorney (included on signature page).

31.1*	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit No.	Description
32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.
†	Portions of this exhibit were omitted and filed separately with the Secretary of the Commission pursuant to an application for confidential treatment filed with the Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.
††	Compensation plans and arrangements for executives and others.
(1)	Filed as an Exhibit to Registrant’s Form 10-Q for the quarter ended June 30, 2000.
(2)	Filed as an Exhibit to Registrant’s Form 10-K for the year ended December 31, 1998.
(3)	Filed as an Exhibit to the Company’s Current Report on Form 8-K filed with the Commission on September 21, 1998.
(4)	Filed as an Exhibit to Registrant’s Form 10-Q for the quarter ended September 30, 2003.
(5)	Filed as an Exhibit to Registrant’s Form 10-Q for the quarter ended March 31, 1999.
(6)	Filed as an Exhibit to the Company’s Current Report on Form 8-K filed with the Commission on May 3, 2005.
(7)	Filed as an Exhibit to Registrant’s Form 10-K for the year ended December 31, 1999.
(8)	Filed as an Exhibit to Registrant’s Form 10-Q for the quarter ended September 30, 2000.
(9)	Filed as an Exhibit to Registrant’s Form 10-Q for the quarter ended March 31, 2001.
(10)	Filed as an Exhibit to Registrant’s Form 10-K for the year ended December 31, 2001.
(11)	Filed as an Exhibit to Registrant’s Form 10-Q for the quarter ended June 30, 2002.
(12)	Filed as an Annex to Registrant’s Proxy Statement filed with the Commission on March 27, 2003.
(13)	Filed as an Exhibit to Registrant’s Form 10-Q for the quarter ended June 30, 2003.
(14)	Filed as an Exhibit to Registrant’s Form 10-K for the year ended December 31, 2003, as amended.
(15)	Filed as an Exhibit to the Company’s Current Report on Form 8-K/A filed with the Commission on November 24, 2004.
(16)	Filed as an Exhibit to the Company’s Current Report on Form 8-K filed with the Commission on November 29, 2004.
(17)	Filed as an Exhibit to the Company’s Current Report on Form 8-K filed with the Commission on February 15, 2005.
(18)	Filed as an Annex to Registrant’s Proxy Statement filed with the Commission on April 8, 2002.
(19)	Filed as an Exhibit to Registrant’s Form 10-K for the year ended December 31, 2004.
(20)	Filed as an Exhibit to Registrant’s Form 10-Q for the quarter ended June 30, 2005.
(21)	Filed as an Exhibit to Registrant’s Form 10-K for the year ended December 31, 2005.
(22)	Filed as an Exhibit to Registrant’s Form 10-Q for the quarter ended June 30, 2006.
(23)	Filed as an Exhibit to Registrant’s Form 10-Q for the quarter ended September 30, 2006.
(24)	Field as Annex to Registrant’s Proxy Statement filed with the Commission on April 10, 2006.
(25)	Filed as an Exhibit to the Company’s Registration Statement on Form S-3 (333-141411) filed with the Commission on March 19, 2007.
(26)	Filed as an Exhibit to the Company’s Current Report on Form 8-K filed with the Commission on March 26, 2007.
(27)	Filed as an Exhibit to Registrant’s Form 10-Q for the quarter ended September 30, 2007.
(28)	Filed as an Exhibit to Registrant’s Form 10-K for the year ended December 31, 2006.

Copies of the exhibits are available to stockholders from Peter Wolf, Vice President, General Counsel and Secretary, ViroPharma Incorporated, 397 Eagleview Boulevard, Exton, Pennsylvania 19341. There will be a fee to cover the Company’s expenses in furnishing the exhibits.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Capacity	Date

/s/ MICHEL de ROSEN	President, Chief Executive Officer	February 26, 2008
Michel de Rosen	(Principal Executive Officer)

/s/ VINCENT J. MILANO	Vice President, Chief Operating Officer, Chief	February 26, 2008
Vincent J. Milano	Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

/s/ MICHEL de ROSEN	Chairman of the Board	February 26, 2008
Michel de Rosen

/s/ VINCENT J. MILANO	Director	February 26, 2008
Vincent J. Milano

/s/ PAUL A. BROOKE	Director	February 26, 2008
Paul A. Brooke

/s/ WILLIAM CLAYPOOL, M.D.	Director	February 26, 2008
William Claypool, M.D.

/s/ MICHAEL R. DOUGHERTY	Director	February 26, 2008
Michael R. Dougherty

/s/ ROBERT J. GLASER	Director	February 26, 2008
Robert J. Glaser

/s/ JOHN R. LEONE	Director	February 26, 2008
John R. Leone

/s/ HOWARD H. PIEN	Director	February 26, 2008
Howard H. Pien

ViroPharma Incorporated

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

ViroPharma Incorporated:

We have audited the accompanying consolidated balance sheets of ViroPharma Incorporated as of December 31, 2007 and 2006, and the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ViroPharma Incorporated as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2007, in conformity with U.S generally accepted accounting principles.

As discussed in Notes 2, 11 and 12 to the consolidated financial statements, the Company adopted Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of Financial Accounting Standards No. 109, Accounting for Income Taxes on January 1, 2007, and Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment, on January 1, 2006.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of ViroPharma Incorporated’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 28, 2008 expressed an unqualified opinion on the effective operation of internal control over financial reporting.

/s/ KPMG LLP

Short Hills, New Jersey
February 28, 2008

ViroPharma Incorporated

Consolidated Balance Sheets

(in thousands, except share and per share data)	December 31, 2007	December 31, 2006
Assets
Current assets:
Cash and cash equivalents	$179,691	$51,524
Short-term investments	404,637	203,885
Accounts receivable, net	17,684	9,447
Inventory	4,703	4,760
Interest receivable	5,095	3,290
Prepaid expenses and other	2,138	2,027
Income taxes receivable	842	80
Deferred income taxes	7,983	9,225

Total current assets	622,773	284,238
Intangible assets, net	122,502	122,672
Property, equipment and building improvements, net	10,890	2,828
Deferred income taxes	12,312	19,907
Debt issue costs, net	7,550	—
Other assets	39	49

Total assets	$776,066	$429,694

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,017	$2,743
Due to partners	1,008	783
Accrued expenses and other current liabilities	24,466	14,129
Income taxes payable	879	140

Total current liabilities	28,370	17,795
Non-current income tax payable	1,133	—
Long-term debt	250,000	—

Total liabilities	279,503	17,795

Commitments and Contingencies

Stockholders’ equity:
Preferred stock, par value $0.001 per share. 5,000,000 shares authorized; Series A convertible participating preferred stock; no shares issued and outstanding	—	—
Series A junior participating preferred stock, par value $0.001 per share. 200,000 shares designated; no shares issued and outstanding	—	—
Common stock, par value $0.002 per share. 175,000,000 shares authorized; issued and outstanding 69,904,659 shares and 69,769,886 shares at December 31, 2007 and 2006	140	140
Additional paid-in capital	498,350	508,436
Accumulated other comprehensive income (loss)	(546)	57
Accumulated deficit	(1,381)	(96,734)

Total stockholders’ equity	496,563	411,899

Total liabilities and stockholders’ equity	$776,066	$429,694

See accompanying notes to consolidated financial statements.

ViroPharma Incorporated

Consolidated Statements of Operations

	Year ended December 31,
(in thousands, except per share data)	2007	2006	2005
Revenues:
Net product sales	$203,770	$166,617	$125,853
License fee and milestone revenue	—	564	6,564

Total revenues	203,770	167,181	132,417

Costs and Expenses:
Cost of sales (excluding amortization of product rights)	8,934	18,984	18,029
Research and development	35,869	19,162	10,610
Marketing, general and administrative	37,051	24,560	10,475
Intangible amortization	6,120	5,669	5,158

Total costs and expenses	87,974	68,375	44,272

Operating income	115,796	98,806	88,145

Other Income (Expense):
Change in fair value of derivative liability	—	—	(4,044)
Net (loss) gain on bond redemption	—	(1,127)	1,095
Gain on sale of short-term investments	—	1,682	—
Interest income	24,265	9,853	2,008
Interest expense	(4,395)	(686)	(11,304)

Income before income tax expense (benefit)	135,666	108,528	75,900
Income tax expense (benefit)	40,313	41,862	(37,805)

Net income	$95,353	$66,666	$113,705

Net income per share:
Basic	$1.37	$0.97	$2.56
Diluted	$1.21	$0.95	$2.02

Shares used in computing net income per share:
Basic	69,827	68,990	44,334
Diluted	80,891	70,338	57,610

See accompanying notes to consolidated financial statements.

ViroPharma Incorporated

Consolidated Statements of Comprehensive Income

	Year ended December 31,
(in thousands)	2007	2006	2005
Net income	$95,353	$66,666	$113,705

Other comprehensive income:
Unrealized holding gains (losses) arising during period, net of income taxes in of $(326) in 2007, $160 in 2006 and $(190) in 2005	(608)	407	(497)
Foreign currency translation adjustment	5	—	—

Comprehensive income	$94,750	$67,073	$113,208

See accompanying notes to consolidated financial statements.

ViroPharma Incorporated

Consolidated Statements of Stockholders’ Equity

	Preferred stock		Common stock		Additional paid-in capital	Deferred compensation	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders’ equity
(in thousands)	Number of shares	Amount	Number of shares	Amount
Balance, December 31, 2004	—	$—	26,758	$54	$250,776	$(10)	$147	$(277,105)	$(26,138)
Issuance of common stock, net of issuance costs	—	—	10,350	21	163,478	—	—	—	163,499
Shares issued from senior convertible notes conversions	—	—	30,000	59	74,941	—	—	—	75,000
Shares issued from senior convertible notes make-whole payments	—	—	899	2	5,647	—	—	—	5,649
Beneficial conversion feature on senior convertible notes conversions	—	—	—	—	1,489	—	—	—	1,489
Employee stock purchase plan	—	—	16	—	74	—	—	—	74
Exercise of common stock options	—	—	541	1	1,484	—	—	—	1,485
Write-off of costs related to senior convertible notes conversions	—	—	—	—	(11,219)	—	—	—	(11,219)
Write-off of accrued interest from senior convertible notes conversions	—	—	—	—	766	—	—	—	766
Unrealized loss on available-for-sale securities	—	—	—	—	—	—	(497)	—	(497)
Amortization of deferred compensation	—	—	—	—	—	7	—	—	7
Stock option tax benefits	—	—	—	—	3,157	—	—	—	3,157
Net income	—	—	—	—	—	—	—	113,705	113,705

Balance, December 31, 2005	—	$—	68,564	$137	$490,593	$(3)	$(350)	$(163,400)	$326,977
Issuance of common stock, net of issuance costs	—	—	982	2	9,935	—	—	—	9,937
Exercise of common stock options	—	—	208	1	811	—	—	—	812
Employee stock purchase plan	—	—	16	—	106	—	—	—	106
Unrealized gains on available-for-sale securities	—	—	—	—	—	—	407	—	407
Share-based compensation	—	—	—	—	5,055	—	—	—	5,055
Record liability classified share-based obligations	—	—	—	—	(116)	3	—	—	(113)
Stock option tax benefits	—	—	—	—	703	—	—	—	703
Excess tax benefits due to debt conversions	—	—	—	—	1,349	—	—	—	1,349
Net income	—	—	—	—	—	—	—	66,666	66,666

Balance, December 31, 2006	—	$—	69,770	140	508,436	—	57	(96,734)	411,899
Issuance of common stock, net of issuance costs	—	—	22	—	187	—	—	—	187
Exercise of common stock options	—	—	113	—	525	—	—	—	525
Cost of call spread options, net	—	—	—	—	(23,250)	—	—	—	(23,250)
Unrealized gains on available-for-sale securities	—	—	—	—	—	—	(608)	—	(608)
Share-based compensation	—	—	—	—	7,641	—	—	—	7,641
Tax benefit on convertible note hedge	—	—	—	—	4,507	—	—	—	4,507
Stock option tax benefits	—	—	—	—	304	—	—	—	304
Cumulative translation adjustment	—	—	—	—	—	—	5	—	5
Net income	—	—	—	—	—	—	—	95,353	95,353

Balance, December 31, 2007	—	$—	69,905	$140	$498,350	$—	$(546)	$(1,381)	$496,563

See accompanying notes to consolidated financial statements.

ViroPharma Incorporated

Consolidated Statements of Cash Flows

	Year ended December 31,
(in thousands)	2007	2006	2005
Cash flows from operating activities:
Net income	$95,353	$66,666	$113,705
Adjustments to reconcile net income to net cash provided by operating activities:
Loss (gain) on bond redemption	—	1,127	(1,346)
(Gain) on sale of short-term investments	—	(1,682)	—
Write-off of deferred financing costs on note repurchase	—	—	251
Non-cash share-based compensation expense	7,600	4,998	—
Non-cash loss on derivative liability	—	—	4,044
Non-cash compensation expense	—	—	7
Non-cash interest expense	625	75	3,865
Deferred tax provision	11,464	19,387	(47,755)
Stock option tax benefit	—	—	2,393
Depreciation and amortization expense	6,924	6,166	5,537
Changes in assets and liabilities:
Accounts receivable	(8,237)	5,440	(5,717)
Inventory	57	6,236	(9,974)
Interest receivable	(1,805)	(3,278)	—
Prepaid expenses and other current assets	(111)	(127)	(282)
Income taxes payable/receivable	(23)	2,037	(1,977)
Other assets	10	—	45
Accounts payable	(726)	(6,513)	8,465
Due to partners	225	762	(391)
Accrued expenses and other current liabilities	10,378	(5,329)	8,055
Deferred revenue	—	(564)	(563)
Derivative liability payments	—	—	(6,823)
Non-current income tax payable	1,133	—	—
Other liabilities	—	(385)	(36)

Net cash provided by operating activities	122,867	95,016	71,503

Cash flows from investing activities:
Purchase of Vancocin assets	(5,950)	(6,650)	(10,490)
Purchase of equipment and leasehold improvements	(8,866)	(1,771)	(431)
Maturities of restricted investments		—	9,033
Purchases of short-term investments	(789,707)	(1,256,862)	(292,696)
Maturities and sales of short-term investments	588,347	1,056,285	303,165

Net cash provided by (used in) investing activities	(216,176)	(208,998)	8,581

Cash flows from financing activities:
Net proceeds from the issuance of senior convertible notes	241,825	—	—
Net purchase of call spread options	(23,250)	—	—
Tax benefit from call spread transactions	1,880	—	—
Net proceeds from issuance of common stock	712	10,855	165,058
Excess tax benefits from share-based payment arrangements	304	703	—
Excess tax benefits due to debt conversions	—	1,349	—
Gross proceeds from the issuance of senior notes	—	—	12,500
Issuance costs related to senior notes	—	—	(806)
Redemption of subordinated convertible notes	—	(79,596)	(47,634)

Net cash provided by (used in) financing activities	221,471	(66,689)	129,118

Effect of exchange rate changes on cash	5	—	—

Net increase (decrease) in cash and cash equivalents	128,167	(180,671)	209,202
Cash and cash equivalents at beginning of year	51,524	232,195	22,993

Cash and cash equivalents at end of year	$179,691	$51,524	$232,195

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

ViroPharma has one marketed product and multiple product candidates in clinical development. The Company markets and sells Vancocin HCl capsules, the oral capsule formulation of vancomycin hydrochloride, in the U.S. and its territories. Vancocin is a potent antibiotic approved by the U.S. Food and Drug Administration, or FDA, to treat antibiotic-associated pseudomembranous colitis caused by Clostridium difficile infection, or C. difficile, and enterocolitis caused by Staphylococcus aureus, including methicillin-resistant strains.

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

Short-term investments

During 2007 and 2006, short-term investments have consisted primarily of debt securities backed by the U.S. government and commercial paper. The Company’s entire short-term investment portfolio is classified as available-for-sale and is stated at fair value as determined by quoted market values. All short-term investments, including securities with maturities in excess of one year, are classified as current, as management can sell them any time at their option and are intended to meet the ongoing liquidity needs of the Company. Net unrealized holding gains and losses are included in accumulated other comprehensive income (loss). For purposes of determining gross realized gains and losses, the cost of short-term investments sold is based upon specific identification. Discounts and premiums are amortized over the term of the security and reported in interest income. The investments are reviewed on a periodic basis for other-than-temporary impairments. (See Note 3)

Concentration of credit risk

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

The Company has an exposure to credit risk in its trade accounts receivable from sales of Vancocin. Vancocin is distributed through wholesalers that sell the product to pharmacies and hospitals. Three wholesalers represent approximately 94% of our trade accounts receivable at December 31, 2007 and approximately 93% of our 2007 net product sales.

The Company, in connection with the issuance of the senior convertible senior notes, have entered into privately-negotiated transactions with two counterparties (the “counterparties”), comprised of purchased call options and warrants sold. These transactions will reduce the potential equity dilution of our common stock upon conversion of the senior convertible notes.

ViroPharma Incorporated

Notes to the Consolidated Financial Statements (continued)

These transactions expose the Company to counterparty credit risk for nonperformance. The Company manages its exposure to counterparty credit risk through specific minimum credit standards, and diversification of counterparties.

Accounts Receivable

Accounts receivable are recorded at the invoiced amount, net of related cash discounts, and do not bear interest. The allowance for doubtful accounts is based on a specific review of the Company’s accounts receivable. At December 31, 2007 and 2006, there was no allowance for doubtful accounts. The Company does not have any off-balance sheet exposure related to its customers.

Inventories

Inventories are stated at the lower of cost, using the first-in, first-out method, or market. At December 31, 2007 and 2006, inventory consists of finished goods and certain starting materials required to produce inventory of Vancocin. On the consolidated statements of cash flows, the sale of inventory is included in operating activities.

Property, equipment and building improvements

Property, equipment and building improvements are recorded at cost. Depreciation and amortization are computed on a straight-line basis over the useful lives of the assets or the lease term, which ever is shorter, ranging from three to thirty years.

The Company leases certain of its equipment and facilities under operating leases. Operating lease payments are charged to operations on a straight-lined basis over the related period that such leased assets are utilized in service. Expenditures for repairs and maintenance are expensed as incurred.

Intangible Assets

Intangible assets, net of accumulated amortization, includes the allocation of the cost to acquire the rights to the oral formulation of Vancocin, as well as rights to certain vancomycin related Vancocin products, from Eli Lilly and Company (“Lilly”) (see Note 6). The Company based its intangible assets’ valuation and related estimated useful life on third party evaluations of the assets. Intangible assets acquired as part of the Vancocin acquisition are being amortized on a straight-line basis over the estimated useful life of 25 years. The Company estimated the useful life of the assets by considering competition by products prescribed for the same indication, the likelihood and estimated future entry of non-generic and generic competition with the same or similar indication and other related factors. The factors that drive the estimate of the life are often uncertain and are reviewed on a periodic basis or when events occur that warrant review.

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

Product revenue is recorded upon delivery to the wholesaler, when title has passed. Product demand from wholesalers during a given period may not correlate with prescription demand for the product in that period. As a result, the Company periodically estimates and evaluates the wholesalers’ inventory position and would defer recognition of revenue on product that has been delivered if the Company believes that channel inventory at a period end is in excess of ordinary business needs and if the Company believes the value of potential returns is materially different than the returns accrual. During 2007, 2006 and 2005, the Company did not defer any product sales.

ViroPharma Incorporated

Notes to the Consolidated Financial Statements (continued)

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

Customers

The Company’s net product sales are solely related to Vancocin. The Company’s customers are wholesalers who then distribute the product to pharmacies and hospitals. Three wholesalers represent the majority of the Company’s consolidated total revenue, as approximated below:

	Percentage of total revenues
	2007	2006	2005
Customer A	37%	38%	29%
Customer B	40%	35%	40%
Customer C	16%	19%	17%

Total	93%	92%	86%

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

ViroPharma Incorporated

Notes to the Consolidated Financial Statements (continued)

Income taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary difference are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period that includes the enactment date. A valuation allowance is provided when it is more likely than not that some portion or all of a deferred tax asset will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income and the reversal of deferred tax liabilities during the period in which related temporary difference becomes deductible. The benefit of tax positions taken or expected to be taken in the Company’s income tax returns are recognized in the consolidated financial statements if such positions are more likely than not of being sustained.

Use of estimates

The preparation of the Company’s consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Share-based payments

The Company adopted SFAS 123R using the modified prospective approach effective January 1, 2006. While this adoption had an immaterial impact on our financial statements on the date of adoption, the consolidated financial statements for the year ended December 31, 2006 were materially impacted. Results for prior periods are not restated. The Company previously accounted for share-based compensation under the recognition and measurement principles of APB No. 25 and related interpretations. Under APB No. 25, compensation cost for employee and director grants was recorded only if the market price of the underlying common stock on the date of grant exceeded the exercise price. SFAS 123R requires the Company to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost shall be recognized over the period during which an employee is required to provide service in exchange for the award – the requisite service period (vesting period). The grant-date fair value of employee share options are estimated using the Black-Scholes option-pricing model adjusted for the unique characteristics of those instruments. See Note 11 for the disclosures related to share-based compensation.

Compensation expense for options granted to non-employees is determined in accordance with SFAS No. 123R, and related interpretations, as the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measured. Compensation expense for options granted to non-employees is remeasured each period as the underlying options vest.

Earnings per share

Basic earnings per share (“EPS”) is calculated by dividing net income by the weighted average shares of common stock outstanding during the period. Diluted EPS reflects the potential dilution of securities that could share in the earnings, including the effect of dilution to net income of convertible securities, stock options and warrants. (See Note 13)

ViroPharma Incorporated

Notes to the Consolidated Financial Statements (continued)

Segment information

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

Comprehensive income

SFAS No. 130, Reporting Comprehensive Income, establishes standards for reporting and presentation of comprehensive income and its components in a full set of financial statements. Comprehensive income consists of net income and net unrealized gains (losses) on available–for-sale securities and is presented in the consolidated statements of comprehensive income. SFAS No. 130 requires only additional disclosures in the financial statements; it does not affect the Company’s financial position or results of operations.

Reclassification

Certain prior years amounts have been reclassified to conform to the current year presentation.

New Accounting Standards

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertain Tax Positions, (“FIN 48”) to clarify the criteria for recognizing tax benefits related to uncertain tax positions under SFAS No. 109, Accounting for Income Taxes, and to require additional financial statement disclosure. FIN 48 requires that the Company recognize in its consolidated financial statements the impact of a tax position if that position is more likely than not to be sustained upon examination, based on the technical merits of the position. Adoption of FIN 48 as of January 1, 2007 is reflected in Note 12.

ViroPharma Incorporated

Notes to the Consolidated Financial Statements (continued)

Note 3. Short-Term Investments

Short-term investments consist of fixed income securities with remaining maturities of greater than three months at the date of purchase and debt securities. At December 31, 2007 and 2006, all of the investments were classified as available for sale investments. As of December 31, 2007 and 2006, short-term investments with gross unrealized losses have been in that position for less than twelve months.

The following summarizes the available-for-sale investments at December 31, 2007 and 2006:

(in thousands)	Cost	Gross unrealized gains	Gross unrealized losses	Fair value
December 31, 2007
Debt securities:
Corporate	$405,487	$262	$1,112	$404,637

	$405,487	$262	$1,112	$404,637

Maturities of investments were as follows:
Less than one year	$405,487	$262	$1,112	$404,637

December 31, 2006
Certificates of deposit	$300	$—	$—	$300
Debt securities:
Foreign Governments	2,879	—	3	2,876
Corporate	200,622	253	166	200,709

	$203,801	$253	$169	$203,885

Maturities of investments were as follows:
Less than one year	$203,801	$253	$169	$203,885

Note 4. Inventory

Inventory is related to Vancocin and is stated at the lower of cost, using the first-in first-out method, or market. The following represents the components of the inventory at December 31, 2007 and 2006:

(in thousands)	2007	2006
Raw Materials	$3,355	$3,273
Finished Goods	1,348	1,487

Total	$4,703	$4,760

ViroPharma Incorporated

Notes to the Consolidated Financial Statements (continued)

Note 5. Property, Equipment and Building Improvements

Property, equipment and building improvements consists of the following at December 31, 2007 and 2006:

(in thousands )	2007	2006
Land	$380	$—
Building	7,221	—
Computers and equipment	3,576	2,941
Building improvements	2,189	1,560

	13,366	4,501
Less: accumulated depreciation and amortization	2,476	1,673

Property, equipment and building improvements, net	$10,890	$2,828

The useful life for the major categories of property and equipment are 30 years for the building, 3 to 5 years for computers and equipment and 15 years for building improvements.

Note 6. Intangible Assets

The following represents the balance of the intangible assets at December 31, 2007:

(in thousands)	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
Trademarks	$12,539	$1,575	$10,964
Know-how	87,774	11,025	76,749
Customer relationship	39,786	4,997	34,789

Total	$140,099	$17,597	$122,502

The following represents the balance of the intangible assets at December 31, 2006:

(in thousands)	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
Trademarks	$12,007	$1,027	$10,980
Know-how	84,046	7,192	76,854
Customer relationship	38,096	3,258	34,838

Total	$134,149	$11,477	$122,672

In March 2006, the Company learned that the FDA’s Office of Generic Drugs (“OGD”) had changed its approach regarding the conditions that must be met in order for a generic drug applicant to request a waiver of in-vivo bioequivalence testing for copies of Vancocin. Since this change in approach is, in accordance with SFAS No. 144, a triggering event and potentially impacts the recoverability or useful life of the Vancocin-related intangible assets, the Company assessed the Vancocin-related intangible assets for potential impairment or change in useful life. While the Company is opposing this attempt by the OGD, the outcome can not be reasonably determined and the impact of this change on market share and net sales is uncertain. However, the Company determined that no impairment charge was appropriate at that time as management believes the undiscounted cash flows, which consider some level of generic impact, will be sufficient to recover the carrying value of the asset and there has been no change to fair value.

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

ViroPharma Incorporated

Notes to the Consolidated Financial Statements (continued)

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

As of December 31, 2007, we have paid an aggregate of $23.1 million to Lilly in additional purchase price consideration, as our net sales of Vancocin surpassed the maximum obligation level of $65 million in 2007, 2006 and 2005. The $23.1 million payment was based upon 35% of $17 million in 2007, 35% of $19 million in 2006 and 50% of $21 million in 2005. The Company is obligated to pay Lilly additional amounts based on 35% of annual net sales between $45 and $65 million of Vancocin during 2008 through 2011.

No additional payments are due to Lilly on net sales of Vancocin below or above the net sales levels reflected above.

In the second quarter of 2007, the net sales of Vancocin exceeded the contracted range for which we are obligated to additional purchase price consideration for 2007. The additional purchase price consideration was $6.0 million, and $6.6 million for 2007 and 2006, respectively, which was recorded as an increase to the intangible assets of Vancocin, was allocated over the asset classifications described above and amortized over the remaining estimated useful life of the intangible assets, which is estimated to be 22 years as of December 31, 2007. In addition, at the time of recording the additional intangible assets, the Company recorded a cumulative adjustment in 2007 and 2006 of approximately $0.6 million and $0.4 million, respectively, to accumulated intangible amortization, in addition to ordinary amortization expense, in order to reflect amortization as if the additional purchase price had been paid in November 2004.

Amortization expense for the years ended December 31, 2007, 2006 and 2005 was $6.1 million, $5.7 million and $5.2 million, respectively. The estimated aggregated amortization expense for each of the next five years will be approximately $5.6 million, excluding any future increases related to additional purchase price consideration that may be payable to Lilly.

Note 7. Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consist of the following at December 31, 2007 and 2006:

(in thousands)	2007	2006
Rebates and returns	$7,089	$5,102
Payable to GSK (see Note 10)	—	3,000
Payroll, bonus and employee benefits liabilities	3,206	2,504
Clinical development and research liabilities	6,969	479
Interest payable	1,423	—
Other current liabilities	5,779	3,044

	$24,466	$14,129

Note 8. Long-Term Debt

Long-Term debt as of December 31, 2007 and 2006 is summarized in the following table:

ViroPharma Incorporated

Notes to the Consolidated Financial Statements (continued)

(in thousands)	2007	2006
Senior convertible notes	$250,000	$—

less: current portion	—	—

Total debt principal	$250,000	$—

On March 26, 2007, the Company issued $250.0 million of 2% senior convertible notes due March 2017 (the “senior convertible notes”) in a public offering. The $250.0 million includes an issuance pursuant to the underwriters’ exercise of an overalloment in the amount of $25.0 million that was closed concurrently on March 26, 2007. Net proceeds from the issuance of the senior convertible notes were $241.8 million. The senior convertible notes are unsecured unsubordinated obligations and rank equally with any other unsecured and unsubordinated indebtedness. The senior convertible notes bear interest at a rate of 2% per annum, payable semi-annually in arrears on March 15 and September 15 of each year commencing on September 15, 2007. As of December 31, 2007, the Company has accrued $1.4 million in interest payable to holders of the senior convertible notes. Debt issuance costs of $8.2 million have been capitalized and are being amortized over the term of the senior convertible notes, with the balance to be amortized as of December 31, 2007 being $7.6 million.

The senior convertible notes are convertible into shares of the Company’s common stock at an initial conversion price of $18.87 per share. The senior convertible notes may only be converted: (i) anytime after December 15, 2016; (ii) during the five business-day period after any five consecutive trading day period (the “measurement period”) in which the price per note for each trading day of that measurement period was less than 98% of the product of the last reported sale price of our common stock and the conversion rate on each such day; (iii) during any calendar quarter (and only during such quarter) after the calendar quarter ending June 30, 2007, if the last reported sale price of our common stock for 20 or more trading days in a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter exceeds 130% of the applicable conversion price in effect on the last trading day of the immediately preceding calendar quarter; or (iv) upon the occurrence of specified corporate events. Upon conversion, holders of the senior convertible notes will receive shares of common stock, subject to ViroPharma's option to irrevocably elect to settle all future conversions in cash up to the principal amount of the senior convertible notes, and shares for any excess. We can irrevocably elect this option at any time on or prior to the 35th scheduled trading day prior to the maturity date of the senior convertible notes. The senior convertible notes may be required to be repaid on the occurrence of certain fundamental changes, as defined in the senior convertible notes. As of December 31, 2007, the fair value of the $250.0 million convertible senior notes outstanding was approximately $186.3 million, based on the quoted market price.

Concurrent with the issuance of the senior convertible notes, the Company entered into privately-negotiated transactions, comprised of purchased call options and warrants sold, to reduce the potential dilution of our common stock upon conversion of the senior convertible notes. The transactions, taken together, have the effect of increasing the initial conversion price to $24.92 per share. The net cost of the transactions was $23.3 million.

The call options allow ViroPharma to receive up to approximately 13.25 million shares of its common stock at $18.87 from the call option holders, equal to the number of shares of common stock that ViroPharma would issue to the holders of the senior convertible notes upon conversion. These call options will terminate upon the earlier of the maturity dates of the related senior convertible notes or the first day all of the related senior convertible notes are no longer outstanding due to conversion or otherwise. Concurrently, the Company sold warrants to the warrant holders to receive shares of its common stock at an exercise price of $24.92 per share. These warrants expire ratably over a 60-day trading period beginning on June 13, 2017 and will be net-share settled.

The purchased call options are expected to reduce the potential dilution upon conversion of the senior convertible notes in the event that the market value per share of ViroPharma common stock at the time of exercise is greater than $18.87, which corresponds to the initial conversion price of the senior convertible notes, but less than $24.92 (the warrant exercise price). The warrant exercise price is 75.0% higher than the price per share of $14.24 of the Company’s stock on the pricing date. If the market price per share of ViroPharma common stock at the time of conversion of any senior convertible notes is above the strike price of the purchased call options ($18.87), the purchased call options will entitle the Company to receive from the counterparties in the aggregate the same number of shares of our common stock as the Company would be required to issue to the holder of the converted senior convertible notes. Additionally, if the market price of ViroPharma common stock at the time of exercise of the sold warrants exceeds the strike price of the sold warrants ($24.92), the Company will owe the counterparties an aggregate of approximately 13.25 million shares of ViroPharma common stock. If we have insufficient shares of common stock available for settlement of the warrants, we may issue shares of a newly created series of preferred

ViroPharma Incorporated

Notes to the Consolidated Financial Statements (continued)

stock in lieu of our obligation to deliver common stock. Any such preferred stock would be convertible into 10% more shares of our common stock than the amount of common stock we would otherwise have been obligated to deliver under the warrants.

The purchased call options and sold warrants are separate transactions entered into by the Company with the counterparties, are not part of the terms of the senior convertible notes, and will not affect the holders’ rights under the senior convertible notes. Holders of the senior convertible notes will not have any rights with respect to the purchased call options or the sold warrants. The purchased call options and sold warrants meet the definition of derivatives under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. These instruments have been determined to be indexed to the Company’s own stock (in accordance with the guidance of EITF Issue No. 01-6, The Meaning of Indexed to a Company’s Own Stock) and have been recorded in stockholders’ equity in the Company’s Consolidated Balance Sheet (as determined under EITF Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock). As long as the instruments are classified in stockholders’ equity they are not subject to the mark to market provisions of SFAS No. 133. We also recorded a net deferred tax asset of $4.5 million in additional paid in capital for the effect of future tax benefits that are more likely than not expected to be utilized related to the tax basis of the convertible note hedges in accordance with SFAS 109 and EITF No. 05-8, Income Tax Consequences of Issuing Convertible Debt with a Beneficial Conversion Feature.

We used the net proceeds from the offering to apply to working capital and general corporate purposes. We may also use a portion of the net proceeds to acquire, license or invest in complementary businesses, technologies or products.

The components of interest expense as of December 31, 2007, 2006 and 2005 is summarized as follows:

(in thousands)	2007	2006	2005
Interest expense on 2% senior convertible notes	$3,770	$—	$—
Interest expense on 6% subordinated convertible notes	—	790	6,150
Interest expense on senior notes(1)	—	—	330
Interest expense on 2005 senior convertible notes(1)	—	—	1,635
Amortization of finance costs	625	75	981
Amortization of debt discount	—	—	697
Beneficial conversion feature	—	(179)	1,489
Other interest	—	—	22

Total interest expense	$4,395	$686	$11,304

Change in fair value of derivative liability	$—	$—	$(4,044)

(1)	Senior notes were exchanged for 2005 senior convertible notes and redeemed in 2005, as further discussed below.

6% Subordinated Convertible Notes

The Company made a private offering of $180.0 million of 6% subordinated convertible notes due March 2007 (the “subordinated convertible notes”), which closed on March 8, 2000. The notes were convertible into shares of the Company’s common stock at a price of $109.15 per share, subject to certain adjustments. The notes bore interest at a rate of 6% per annum, payable semi-annually in arrears, and could have been redeemed by the Company, at certain premiums over the principal amount, at any time. The notes were subordinated in right of payment to all senior indebtedness of the Company. The notes were required to be repaid on the occurrence of certain fundamental changes, as defined.

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

ViroPharma Incorporated

Notes to the Consolidated Financial Statements (continued)

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

2005 Senior Convertible Notes

The senior notes and the warrants were automatically exchanged in January 2005 for the 2005 senior convertible notes following stockholder approval of the issuance of the senior convertible notes. The $62.5 million value of the 2005 senior convertible notes, which were due in October 2009, were in an amount equal to the aggregate principal amount of the senior notes for which the 2005 senior convertible notes were exchanged. In April 2005, the initial investors in the senior notes exercised their purchase option and acquired an additional $12.5 million of the 2005 senior convertible notes with identical terms.

The 2005 senior convertible notes were convertible into shares of common stock at the option of the holder at a conversion rate of $2.50 per share. The Company was also able to elect to automatically convert in any calendar quarter up to twenty-five percent of the principal amount of the 2005 senior convertible notes into shares of its common stock if certain trading thresholds were met. When the investors voluntarily converted the 2005 senior convertible notes and when the Company effected an auto-conversion of the 2005 senior convertible notes, the Company made additional payments on the principal amount converted equal to three full years of interest, less any interest actually paid or provided for prior to the conversion date. In the case of a voluntary conversion by the investors, the Company was required to make this payment in cash. When the Company effected an auto-conversion, the Company elected to make the additional payment with shares of its common stock valued at 90% of the volume weighted average price of the stock for the 10 days preceding the automatic conversion date, in accordance with the provisions of the senior convertible notes.

Through December 31, 2005, investors had voluntarily converted $40.8 million of principal amount on the 2005 senior convertible notes into 16,360,000 shares of common stock and had received $6.8 million in cash related make-whole interest payments, which reduced the derivative liability, as discussed below. Through December 31, 2005, the Company had auto-converted the remaining principal amount of the 2005 senior convertible notes into common stock. On June 27, 2005, the Company affected an auto-conversion of $18.8 million of principal amount on the 2005 senior convertible notes into 7,500,000 shares of common stock and issued 516,674 shares of common stock as make-whole interest payments, in accordance with the auto-conversion terms in the indenture. The make-whole payment reduced the derivative liability by $3.1 million, which represented the cash value of the make-whole payment, and increased interest expense by $0.6 million, which represents the beneficial conversion feature. The beneficial conversion feature is the result of the fair value of the 516,674 shares of common stock on the commitment date exceeding the stock value as defined by the auto-conversion

ViroPharma Incorporated

Notes to the Consolidated Financial Statements (continued)

provisions. On July 12, 2005, the Company affected an auto-conversion of $15.4 million of principal amount on the senior convertible notes into 6,140,000 shares of common stock and issued 381,831 shares of common stock as make-whole interest payments, in accordance with the auto-conversion terms summarized above. The make-whole payment eliminated the derivative liability, which represented the cash value of the make-whole payment provision, and increased interest expense by approximately $0.9 million, which represented the beneficial conversion feature. The beneficial conversion feature is the result of the fair value of the 381,831 shares of common stock on the commitment date exceeding the stock value as defined by the auto-conversion provisions. In addition, a portion of the discount on debt of $1.0 million was reduced through additional paid-in capital.

In accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, the make-whole provision contained in the 2005 senior convertible notes is not clearly and closely related to the characteristics of the 2005 senior convertible notes. Accordingly, the make-whole provision is an embedded derivative instrument and is required by SFAS No. 133 to be accounted for separately from the debt instrument. As a result, the Company recorded an $8.6 million derivative liability, which was the fair value of the make-whole provision based on a Monte Carlo simulation at the time of issuance. The $8.6 million includes $7.9 million upon the conversion of the senior notes into 2005 senior convertible notes in January 2005 and $0.7 million upon exercise of the initial investors purchase option in April 2005. This liability was reduced for interest payments on conversions during 2005 and eliminated the liability as of July 12, 2005, after which the senior convertible notes were no longer outstanding. Prior to June 30, 2005, changes in the fair value of the derivative liability were measured using a Monte Carlo simulation model and are recorded as change in fair value of derivative liability in the consolidated statement of operations. The change in fair value of derivative liability recorded in the statement of operations was a loss of $4.0 million for the year ended December 31, 2005.

The discount on debt of $8.6 million, resulting from the recording of the derivative liability, was accreted over the life of the 2005 senior convertible notes, which was recorded as additional interest expense of $0.7 million for the year ended December 31, 2005. The remaining $7.9 million of discount on debt has been reduced through additional paid-in capital to reflect the conversions of $75.0 million of the 2005 senior convertible notes to common stock.

In addition, in 2005, the remaining $3.2 million of long-term finance costs was reduced through additional paid-in capital upon conversions. These long-term finance costs provided an income tax benefit of $1.4 million, which was recorded in 2006 as part of the provision to return adjustments.

Note 9. Acquisition, License and Research Agreements

Vancocin Acquisition

In November 2004, the Company acquired all rights in the U.S. and its territories to manufacture, market and sell the oral capsule formulation of Vancocin, as well as rights to certain related Vancocin products, from Lilly. Oral Vancocin is a potent antibiotic approved by the FDA to treat antibiotic-associated pseudomembranous colitis caused by Clostridium difficile infection and enterocolitis caused by S. aureus (including methicillin-resistant strains). Lilly retained its rights to vancomycin outside of the U.S. and its territories in connection with this transaction.

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

To acquire the rights to Vancocin, the Company paid an upfront cash payment of $116.0 million, comprised of $53.5 million from the Company’s existing cash and $62.5 million from the issuance of $62.5 million aggregate principal amount of Senior Notes and Warrants (see Note 8). The Company spent approximately $2.0 million in fees related to this transaction. In addition, Lilly is entitled to additional payments on annual net sales of Vancocin within certain defined levels of sales occurring between 2005 and 2011 (see Note 6). In 2007, 2006 and 2005, the Company paid $6.0 million, $6.6 million and $10.5 million, respectively, of these additional payments, which was accounted for as contingent consideration, increasing the carrying amount of the related intangible assets (see Note 6).

The Company recorded this transaction as an asset purchase with the purchase price and related transaction costs allocated to specific tangible and intangible assets acquired. The assets will be amortized over their related useful lives (see Note 6).

Schering Plough Agreement

ViroPharma Incorporated

Notes to the Consolidated Financial Statements (continued)

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

GlaxoSmithKline Agreement

In August 2003, the Company announced the acquisition of worldwide rights (excluding Japan) from GlaxoSmithKline (GSK) to an antiviral compound (Camvia, maribavir, or VP41263) that is an inhibitor of cytomegalovirus (CMV). The Company plans to advance Camvia initially for the prevention and treatment of CMV infection in transplant patients.

Under the terms of the agreement, the Company has exclusive worldwide rights (excluding Japan) to develop and commercialize Camvia for the prevention and treatment of cytomegalovirus infections related to transplant (including solid organ and hematopoietic stem cell transplantation), congenital transmission, and in patients with HIV infection. The Company will focus initially on patients who have received a hematopoietic stem cell (bone marrow) transplant, and are at risk for or have been infected with CMV. The Company paid GSK a $3.5 million up-front licensing fee and may pay additional milestones based upon the achievement of defined clinical development and regulatory events, if any. The Company also will pay royalties to GSK and its licensor on product sales in the U.S. and the rest of the world (excluding Japan). The $3.5 million up-front licensing fee was recorded as an acquisition of technology rights expense during 2003 as the underlying technology has not reached technological feasibility and has no alternative uses. In the third quarter of 2006, a milestone related to the initiation of the phase 3 study occurred and $3.0 million was charged to research and development and paid in February 2007.

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

In 2000, the Company sold an aggregate of 200,993 shares of common stock to Wyeth for aggregate proceeds of $6.0 million. The sales of common stock were as a result of progress made under the companies’ hepatitis C virus collaboration. In August 2006, Wyeth and the Company announced that data indicated that HCV-796 has achieved a “proof of concept”

ViroPharma Incorporated

Notes to the Consolidated Financial Statements (continued)

milestone under the companies' agreements. In connection with meeting the proof of concept milestone, Wyeth purchased 981,836 shares of ViroPharma's common stock for a purchase price of $10.0 million which represents the final stock purchase milestone outlined in the companies' agreements.

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

Note 10. Stockholder’s Equity

Preferred Stock

The Company’s Board of Directors has the authority, without action by the holders of common stock, to issue up to 4,800,000 shares of preferred stock from time to time in such series and with such preference and rights as it may designate.

The Company adopted a Stockholders’ Rights Plan (the “Plan”) in September 1998. In connection with the Plan, the Company designated from its Preferred Stock, par value $.001 per share, Series A Junior Participating Preferred Stock, par value $.001 per share (the “Series A Preferred Shares”), and reserved 200,000 Series A Preferred Shares for issuance under the Plan, which the Board has the authority to modify when deemed necessary. The Company declared a dividend distribution of one right for each outstanding share of common stock. The rights entitle stockholders to purchase one one-hundredth of a share of Series A Junior Participating Preferred Stock. The rights expire in 2008. Each holder of a right, other than the acquiring person, would be entitled to purchase $250 worth of common stock of the Company for each right at the exercise price of $125 per right, which would effectively enable such rights holders to purchase common stock at one-half of the then current price. At December 31, 2007 and 2006, the rights were neither exercisable nor traded separately from the Company’s common stock, and become exercisable only if a person or group becomes the beneficial owner of 20% or more of the Company’s common stock or announces a tender offer which would result in ownership of 20% or more of the Company’s common stock.

Common Stock

In July 2001, the Company filed a Form S-3 universal shelf registration statement with the Securities and Exchange Commission (the “SEC”) for the registration and potential issuance of up to $300 million of the Company’s securities, of which $39 million remained at December 31, 2007. On October 19, 2001 the SEC declared the registration statement effective.

In August 2006, Wyeth and the Company announced that data indicated that HCV-796 has achieved a “proof of concept” milestone under the companies' agreements. In connection with meeting the proof of concept milestone, Wyeth purchased 981,836 shares of ViroPharma's common stock for a purchase price of $10.0 million which represents the last of three stock purchases outlined in the companies' agreements. The price per share of $10.19 for the stock was based on a premium to a trailing average price for 20 days starting five business days prior to the closing date, which was August 16, 2006. This purchase was recorded to common stock and additional paid-in-capital.

Note 11. Equity Compensation Plans

ViroPharma Incorporated

Notes to the Consolidated Financial Statements (continued)

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

In accordance with Staff Accounting Bulletin No. 107 (“SAB 107”) issued in March 2005, share-based payment expense has been included in both research and development expense (“R&D”) and marketing, general and administrative expense (“MG&A”). Share-based compensation expense consisted of the following for the year ended December 31, 2007 and 2006:

(in thousands)	2007			2006
Plan	R&D	MG&A	Total	R&D	MG&A	Total
Employee Stock Option Plans	$2,271	$5,306	$7,577	$1,225	$3,784	$5,009
Employee Stock Purchase Plan	35	29	64	26	20	46
Non-employee Stock Options	(41)	—	(41)	(57)	—	(57)

Total	$2,265	$5,335	$7,600	$1,194	$3,804	$4,998

In 2006, MG&A includes approximately $300,000 of compensation cost due to accelerating the vesting on an employee’s stock option grant. No amounts of share-based compensation cost have been capitalized into inventory or other assets during the years ended December 31, 2007 and 2006.

As a result of adopting SFAS 123R, the Company’s income before income taxes for the years ended December 31, 2007 and 2006 were $7.6 million and $5.0 million lower, respectively, and net income for the years ended December 31, 2007 and 2006 were $4.7 million and $3.1 million lower, respectively, than if it had continued to account for share-based compensation under APB No. 25. Basic earnings per share for the years ended December 31, 2007 and 2006 would have been $1.43 per share and $1.01 per share, respectively, if the Company had not adopted SFAS 123R, compared to reported basic earnings per share of $1.37 and $0.97 per share, respectively. Diluted earnings per share for the years ended December 31, 2007 and 2006 would have been $1.27 per share and $1.00 per share, respectively, if the Company had not adopted SFAS 123R, compared to reported basic earnings per share of $1.21 and $0.95 per share, respectively

Employee Stock Option Plans

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

Options granted during the 2007, 2006 and 2005 had weighted average fair values of $11.30, $11.86 and $4.43 per option. The fair value of each option grant was estimated throughout the year using the Black-Scholes option-pricing model using the following assumptions for the Plans:

ViroPharma Incorporated

Notes to the Consolidated Financial Statements (continued)

	2007	2006	2005
Expected dividend yield	—	—	—
Range of risk free interest rate	3.7% - 5.1%	4.3% - 5.1%	3.7% - 4.4%
Weighted-average volatility	92.7%	103.0%	127.3%
Range of volatility	90.2% - 94.6%	95.4% - 136.4%	102.0% - 140.0%
Range of expected option life (in years)	5.50 - 6.25	4.08 - 6.25	4.00 - 10.00

Risk free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. Volatility is based on the Company’s historical stock price using the expected life of the grant. Expected life is based upon the short-cut method permitted under SAB 107.

Prior to adopting SFAS 123R, if the Company had determined compensation cost for options granted based on their fair value at the grant date under SFAS 123, the Company’s net income and net income per share for the periods ended December 31, 2005 would have been adjusted as indicated below (forfeitures are accounted for as they occurred and no amounts of compensation expense have been capitalized into inventory or other assets, but instead are considered period expenses in the pro forma amounts):

(in thousands, except per share data)	2005
Net income:
As reported	$113,705
Add: stock-based employee compensation expense included in net income	4
Deduct: total stock- based employee compensation expense determined under the fair-value- based method for all employee and director awards	(1,418)

Pro forma under SFAS 123	$112,291

Net income per share:
Basic, as reported	$2.56

Basic, pro forma under SFAS 123	$2.53

Diluted, as reported	$2.02

Diluted, pro forma under SFAS 123	$2.00

In May 2006, stockholders of the company approved an amendment to the 2005 Plan to increase the number of shares available for issuance under the plan by an additional 2,000,000 shares. As of December 31, 2007, there were 802,392 shares available for grant under the Plans. The following table lists the balances available by Plan at December 31, 2007:

	1995 Plan	2001 Plan	2005 Plan	Combined
Number of shares authorized	4,500,000	500,000	2,850,000	7,850,000
Number of options granted since inception	(6,997,515)	(1,094,100)	(2,406,590)	(10,498,205)
Number of options cancelled since inception	2,944,433	759,837	193,245	3,897,515
Number of shares expired	(446,918)	—	—	(446,918)

Number of shares available for grant	—	165,737	636,655	802,392

ViroPharma Incorporated

Notes to the Consolidated Financial Statements (continued)

The following table lists option grant activity for the year ended December 31, 2007:

	Share Options	Weighted average exercise price per share
Balance at December 31, 2004	2,702,171	$8.05
Granted	1,094,920	5.40
Exercised	(540,986)	2.74
Cancelled	(121,900)	9.01

Balance at December 31, 2005	3,134,205	8.00
Granted	1,163,500	14.25
Exercised	(209,774)	3.87
Forfeited	(85,800)	16.35
Expired	(82,709)	6.57

Balance at December 31, 2006	3,919,422	9.93
Granted	1,303,590	14.36
Exercised	(111,677)	4.70
Forfeited	(52,520)	13.37
Expired	(84,825)	14.01

Balance at December 31, 2007	4,973,990	$11.10

The total intrinsic value of share options exercised during the year ended December 31, 2007, 2006 and 2005 was approximately $0.8 million, $1.9 million, and $5.8 million, respectively.

The Company has 5.0 million option grants outstanding at December 31, 2007 with exercise prices ranging from $0.99 per share to $38.70 per share and a weighted average remaining contractual life of 7.07 years. The following table lists the outstanding and exercisable option grants as of December 31, 2007:

	Number of options	Weighted average exercise price	Weighted average remaining contractual term (years)	Aggregate intrinsic value (in thousands)
Outstanding	4,973,990	$11.10	7.07	$8,565
Exercisable	2,399,798	$10.17	5.53	$6,377

As of December 31, 2007, there was $18.5 million of total unrecognized compensation cost related to unvested share-based payments (including share options) granted under the Plans. That cost is expected to be recognized over a weighted-average period of 1.37 years. The total fair value of shares vested in the year ended December 31, 2007 was $6.2 million.

Employee Stock Purchase Plan

In 2000, the stockholders of the Company approved an employee stock purchase plan. A total of 300,000 shares originally were available under this plan. Since inception of the plan, the stockholders of the Company approved an amendment to the plan to increase the number of shares available for issuance under the plan by 300,000 shares. Under this plan, 22,083, 14,395 and 15,894 shares were sold to employees during 2007, 2006 and 2005. As of December 31, 2007 there are approximately 271,097 shares available for issuance under this plan.

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

ViroPharma Incorporated

Notes to the Consolidated Financial Statements (continued)

The fair value of the share-based payments was approximately $63,000. The fair value was estimated using the Type B model provided by SFAS 123R, with the following assumptions:

	2007 Plan Period Two	2007 Plan Period One
Expected dividend yield	—	—
Risk free interest rate	5.06%	4.91%
Volatility	34.5%	45.0%
Expected option life (in years)	0.50	0.50

Under Plan Period Two, 15,754 shares were sold to employees on December 31, 2007 at $6.75 per share, which represents the closing price on the offer termination date of $7.94 per share at 85%.

Under Plan Period One, 6,329 shares were sold to employees on June 30, 2007 at $11.73 per share, which represents the closing price on the offer termination date of $13.80 per share at 85%.

Non-employee Stock Options

In connection with the adoption of SFAS 123R on January 1, 2006, the Company reclassified approximately $116,000 from additional paid-in capital to a current liability for 9,000 shares related to outstanding stock options issued to non-employees in accordance with EITF Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock. As required by SFAS 123R, the Company remeasured the fair value of these options to approximately $56,000 as of December 31, 2006, which reduced compensation expense by approximately $60,000 in the year ended December 31, 2006. At of December 31, 2007, the Company remeasured the fair value of these options to approximately $15,000, which reduced compensation expense by approximately $41,000 for the year ended December 31, 2007. At the time of grant, the value of these options had been recorded as an expense and an increase in additional paid-in capital in accordance with APB No. 25.

The fair value of the non-employee share options was estimated using the Black-Scholes option-pricing model using the following range of assumptions:

	December 31, 2007	December 31, 2006	January 1, 2006
Expected dividend yield	—	—	—
Range of risk free interest rate	2.6% - 3.5%	4.7% - 5.1%	4.4% - 4.4%
Weighted average volatility	50.3%	87.9%	101.0%
Range of volatility	50.3% - 69.3%	45.4% - 97.4%	78.1% - 112.6%
Contractual option life (in years)	0.13 - 4.29	0.55 - 5.29	1.55 - 6.29

There were no non-employee share options vested or exercised during the year ended December 31, 2007 or 2006. Shares issued to non-employees upon exercise of stock options are new shares.

Note 12. Income Taxes

For the years ended December 31, 2007, 2006 and 2005, the following table summarizes the components of income before income taxes and the provision (benefit) for income taxes:

ViroPharma Incorporated

Notes to the Consolidated Financial Statements (continued)

	Year ended December 31,
(in thousands)	2007	2006	2005
Income before income taxes	$135,666	$108,528	$75,900

Expense (benefit) for income taxes:
Current:
Federal	22,679	18,602	7,797
State and local	4,599	3,873	2,153
Foreign	68	—	—

Subtotal	27,346	22,475	9,950

Deferred:
Federal	12,137	18,126	(44,196)
State and local	873	1,261	(3,559)
Foreign	(43)	—	—

Subtotal	12,967	19,387	(47,755)

Income tax expense (benefit)	$40,313	$41,862	$(37,805)

Effective income tax rate	29.7%	38.6%	(49.8)%

Income tax expense includes federal, state and foreign income tax at statutory rates and the effects of various permanent differences. The decrease in the 2007 rate as compared to 2006 is primarily due to the Company’s current estimate of the impact of the orphan drug credit for Camvia and an additional reduction of the valuation allowance to establish deferred tax assets in 2007. The 2005 and 2007 income tax amounts include the benefit for the release of a portion of the valuation allowance. At December 31, 2007, the Company had an aggregate of $78,000 of unremitted earnings of foreign subsidiaries that have been or are intended to be permanently reinvested for continued use in foreign operations and that, if distributed, would result in taxes at approximately the U.S. statutory rate.

For the year ended December 31, 2007, 2006 and 2005, the following table summarizes the principal elements of the difference between the effective income tax rate and the federal statutory income tax rate:

	Year ended December 31,
(% of pre-tax income)	2007	2006	2005
U.S. federal statutory income tax rate	35.0%	35.0%	35.0%
State and local income benefit, net of federal income tax effect	2.6	3.1	(1.2)
Share-based compensation	0.8	0.7	—
Orphan drug credit	(5.6)	—	—
Derivative mark to market on convertible notes	—	—	1.9
Interest on convertible notes	—	—	0.9
Conversions of convertible notes	—	—	1.2
Change in valuation allowance	(2.8)	—	(87.6)
Other	(0.3)	(0.2)	—

Effective income tax expense rate	29.7%	38.6%	(49.8	) %

The following table summarizes the change in the valuation allowance:

ViroPharma Incorporated

Notes to the Consolidated Financial Statements (continued)

	Year ended December 31,
(in thousands)	2007	2006	2005
Valuation allowance at beginning of year	$48,278	$49,060	$122,529
Tax expense (benefit)	(4,028)	(782)	(72,300)
Additional paid in capital	(120)	—	(1,169)
Additional paid in capital	30,298	—	—
Reduction of deferred tax asset	(1,725)	—	—

Valuation allowance at end of year	$72,703	$48,278	$49,060

In 2007, a $30.3 million increase in the valuation allowance was recorded to offset a portion of the related deferred tax asset, also recorded in additional paid in capital, that relates to the tax basis of the convertible note that management does not believe is more likely than not to be utilized. Additionally, a $4.0 million reduction in the valuation allowance was recorded which relates to additional deferred tax assets that management believes is more likely than not to be utilized. In 2006, a $0.8 million reduction in the valuation allowance relates to the impact of provision to return adjustments. In 2005, the reductions related to considerations of the level of past and future taxable income, the utilization of the carryforwards and other factors. Based upon these considerations, the Company reduced to the valuation allowance by $72.3 million in the fourth quarter of 2005, $24.5 million of which related to 2005. The remaining $47.8 million related to the portion of deferred tax assets that management believed was more likely than not will be realized in future periods.

In 2007, 2006 and 2005, the Company also recorded $0.2 million, $0.7 million and $2.0 million related to current stock option tax benefits allocated directly to stockholders’ equity, respectively. Additionally in 2007, the Company recorded $4.5 million for the tax benefit on convertible note hedge directly to stockholders’ equity.

The following table summarizes the components of deferred income tax assets and liabilities:

	December 31,
(in thousands)	2007	2006
Deferred tax assets:
Net operating loss carryforwards	$30,739	$40,276
Convertible note	32,925	—
Capitalized research and development costs	21,248	28,989
Research and development credit carryforward	6,690	8,415
Non-deductible reserves	1,679	1,423
Depreciation and amortization	—	145
Equity compensation	2,736	—
Other	1,374	1,254

Subtotal	97,391	80,502
Valuation allowance	(72,703)	(48,278)

Deferred tax assets	24,688	32,224

Deferred tax liabilities:
Intangible amortization	3,558	2,322
Depreciation and amortization	37
Prepaid expenses	798	770

Deferred tax liabilities	4,393	3,092

Net deferred tax assets	$20,295	$29,132

Due to the uncertainty of the Company’s ability to realize the benefit of all of the deferred tax assets, the deferred tax assets are partially offset by a valuation allowance. The Company believes that it is more likely than not that the remaining net deferred tax assets will be utilized in future periods.

The following table summarizes carryforwards of net operating losses and tax credits as of December 31, 2007.

ViroPharma Incorporated

Notes to the Consolidated Financial Statements (continued)

(in thousands)	Amount	Expiration
Federal net operating losses	$61,205	2023 to 2024
State net operating losses	143,490	2018 to 2024
Research and development credits	8,415	2010 to 2024

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

During 2007, the Company recorded a $1.1 million non-current liability for uncertain tax positions, which includes approximately $76,000 for interest, which is reflected in income tax expense. The Company does not expect any material increase or decrease in its income tax expense, in the next twelve months, related to examinations or changes in uncertain tax positions.

The following is a rollforward of our uncertain tax positions for the year ended December 31, 2007:

(in thousands)
Balance at adoption (January 1, 2007) (1)	$—
Additions based on tax positions related to the current year	—
Additions for tax positions of prior years	1,133
Reductions for tax positions of prior years	—
Settlements	—

Balance at December 31, 2007	$1,133

(1)	The 1.7 million uncertain tax position identifed upon adoption was for an uncertain tax position for which benefit has not been utilized and a full valuation allowance was established, therefore upon adoption of FIN 48, the Company reduced its deferred tax asset and valaution allowance by $1.7 million and as a result this amount is not reflected in the non-current income tax payable.

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various states and will be filing appropriate tax returns in foreign jurisdictions related to our subsidiary, ViroPharma Limited. The Company could be subject to U.S. federal or state income tax examinations by tax authorities for years ended after 2002. During the periods open to examination, the Company has utilized net operating loss and tax credit carry forwards that have attributes from closed periods. Since these NOLs and credit carry forwards were utilized in the open periods, they remain subject to examination.

The Company’s policy is to record interest and penalties on uncertain tax positions as income tax expense.

ViroPharma Incorporated

Notes to the Consolidated Financial Statements (continued)

Note 13. Earnings per share

	For the years ended December 31,
(in thousands, except per share data)	2007	2006	2005
Basic Earnings Per Share
Net income	$95,353	$66,666	$113,705
Common stock outstanding	69,827	68,990	44,334

Basic net income per share	$1.37	$0.97	$2.56

Diluted Earnings Per Share
Net income	$95,353	$66,666	$113,705
Add interest expense on senior convertible notes	2,735	—	2,641

Diluted net income	$98,088	$66,666	$116,346
Common stock outstanding	69,827	68,990	44,334
Add shares on senior convertible notes	10,200	—	11,959
Add “in-the-money” stock options	864	1,348	1,317

Common stock assuming conversion and stock option exercises	80,891	70,338	57,610

Diluted net income per share	$1.21	$0.95	$2.02

For the year ended December 31, 2007, diluted net income per share of $1.21 excludes approximately 4.1 million potentially dilutive common shares related to stock options that were not “in-the-money” as of December 31, 2007. For the year ended December 31, 2006, diluted net income per share of $0.95 excludes approximately 2.6 million shares related to stock options that were not “in-the-money” as of December 31, 2006. For the year ended December 31, 2005, diluted net income per share of $2.02 excludes approximately 938,000 potentially dilutive common shares related to the subordinated convertible notes as their effect would be anti-dilutive and approximately 830,000 potentially dilutive common shares related to stock options that were not “in-the-money” as of December 31, 2005.

Note 14. 401(k) Employee Savings Plan

In 1998, the Company adopted a new 401(k) Employee Savings Plan (the “401(k) Plan”) available to all employees meeting certain eligibility criteria. The 401(k) Plan permits participants to contribute up to 92% of their compensation not to exceed the limits established by the Internal Revenue Code. Participants are always fully vested in their contributions. The Company matches of 25% on the first 6% of participating employee contributions. The Company contributed approximately $114,000, $81,000 and $47,000 to the 401(k) Plan in each of the years ended December 31, 2007, 2006 and 2005, respectively. The Company’s contributions are made in cash. The Company’s common stock is not an investment option available to participants in the 401(k) Plan.

Note 15. Commitments and Contingencies

The Company’s future minimum lease payments under the Company’s other operating leases related to equipment for years subsequent to December 31, 2007 are as follows (in thousands):

Year ending December 31,	Commitments
2008	$71
2009	67
2010	21
Thereafter	—

Total minimum payments	$159

Rent expense for the years ended December 31, 2007, 2006, and 2005 aggregated $53,000, $0.7 million and $0.7 million, respectively.

ViroPharma Incorporated

Notes to the Consolidated Financial Statements (continued)

Notes to the Consolidated Financial Statements (continued)

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

Note 16. Supplemental Cash Flow Information

	Year ended December 31,
(in thousands)	2007	2006
Supplemental disclosure of non-cash transactions:
Unrealized gains (losses) on available for sale securities	$607	$407
Initial recognition of liability classified share-based awards	—	116
Liability classified share-based compensation benefit	(41)	60
Employee share based compensation expense	7,641	4,938
Deferred tax benefit on convertible note hedge	2,627	—
Supplemental disclosure of cash flow information:
Cash paid for interest	$2,444	$2,368
Cash paid for taxes	24,951	18,595
Cash received for stock option exercises	525	812
Cash received for employee stock plan purchases	187	106

Note 17. Quarterly Financial Information (unaudited)

This table summarizes the unaudited consolidated financial results of operations for the quarters ended (amounts in thousands except per share data):

ViroPharma Incorporated

Notes to the Consolidated Financial Statements (continued)

	March 31,	June 30,	September 30,	December 31,
2007 Quarter Ended
Net product sales	$49,029	$56,101	$50,944	$47,696
Total revenues	49,029	56,101	50,944	$47,696
Cost of sales (excluding amortization of product rights)	2,230	2,641	2,029	2,034
Operating expenses	13,878	17,576	20,971	26,615
Other income (expense)	3,488	5,054	5,543	5,785
Income tax expense	14,351	9,302	12,199	4,461
Net income	22,058	31,636	21,288	20,371
Basic net income per share(1)	$0.32	$0.45	$0.30	$0.29
Diluted net income per share(1)	$0.31	$0.39	$0.26	$0.25

2006 Quarter Ended
Net product sales	$29,233	$43,825	$55,105	$38,454
Total revenues	29,374	43,966	55,246	38,595
Cost of sales (excluding amortization of product rights)	5,674	6,424	4,868	2,018
Operating expenses	10,255	11,700	15,917	11,519
Other income (expense)	230	1,935	2,691	4,866
Income tax expense	5,487	10,574	13,874	11,927
Net income	8,188	17,203	23,278	17,997

Basic net income per share(1)	$0.12	$0.25	$0.34	$0.26

Diluted net income per share(1)	$0.12	$0.25	$0.33	$0.25

(1)	Net income per share amounts will not agree to the per share amounts for the full year due to the use of weighted average shares for each period.

The quarterly fluctuations during the year ended 2006 in net product sales are related to the wholesalers purchasing decisions, particularly during the third quarter. During the third and fourth quarter of 2006, the Company delayed orders based on the knowledge that wholesalers were ordering in excess of retail demand, as they anticipated the implementation of price increases.