Form 10-Q
period 2008-03-31
VIROPHARMA INC
filed 2008-04-30
CIK 946840

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

or

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

Number of shares outstanding of the issuer’s Common Stock, par value $.002 per share, as of April 25, 2008: 69,946,880 shares.

VIROPHARMA INCORPORATED

ViroPharma Incorporated

Condensed Consolidated Balance Sheet

(unaudited)

(in thousands, except share and per share data)	March 31, 2008	December 31, 2007
Assets
Current assets:
Cash and cash equivalents	$324,211	$179,691
Short-term investments	274,794	404,637
Accounts receivable, net	22,690	17,684
Inventory	5,172	4,703
Interest receivable	3,374	5,095
Prepaid expenses and other	6,493	2,980
Deferred income taxes	7,277	7,983

Total current assets	644,011	622,773
Intangible assets, net	122,891	122,502
Property, equipment and building improvements, net	11,678	10,890
Deferred income taxes	8,146	12,312
Debt issue costs, net	7,211	7,550
Other assets	175	39

Total assets	$794,112	$776,066

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,038	$2,017
Due to partners	1,066	1,008
Accrued expenses and other current liabilities	21,447	25,345

Total current liabilities	24,551	28,370
Non-current income tax payable and other noncurrent liabilities	2,131	1,133
Long-term debt	250,000	250,000

Total liabilities	276,682	279,503

Commitments and Contingencies
Stockholders’ equity:
Preferred stock, par value $0.001 per share. 5,000,000 shares authorized; Series A convertible participating preferred stock; no shares issued and outstanding	—	—
Series A junior participating preferred stock, par value $0.001 per share. 200,000 shares designated; no shares issued and outstanding	—	—
Common stock, par value $0.002 per share. 175,000,000 shares authorized; issued and outstanding 69,946,884 shares at March 31, 2008 and 69,904,659 shares at December 31, 2007	140	140
Additional paid-in capital	500,549	498,350
Accumulated other comprehensive income (loss)	672	(546)
Retained earnings (accumulated deficit)	16,069	(1,381)

Total stockholders’ equity	517,430	496,563

Total liabilities and stockholders’ equity	$794,112	$776,066

See accompanying notes to unaudited consolidated financial statements.

ViroPharma Incorporated

Consolidated Statements of Operations

(unaudited)

	Three months ended March 31,
(in thousands, except per share data)	2008	2007
Revenues:
Net product sales	$50,937	$49,029

Total revenues	50,937	49,029

Costs and Expenses:
Cost of sales (excluding amortization of product rights)	1,918	2,230
Research and development	14,968	5,529
Selling, general and administrative	12,846	6,973
Intangible amortization	1,688	1,376

Total costs and expenses	31,420	16,108

Operating income	19,517	32,921
Other Income (Expense):
Interest income	6,311	3,580
Interest expense	(1,419)	(92)

Income before income tax expense	24,409	36,409
Income tax expense	6,959	14,351

Net income	$17,450	$22,058

Net income per share:
Basic	$0.25	$0.32
Diluted	$0.22	$0.31
Shares used in computing net income per share:
Basic	69,926	69,769
Diluted	84,272	71,547

See accompanying notes to unaudited consolidated financial statements.

ViroPharma Incorporated

Consolidated Statements of Stockholders’ Equity

(unaudited)

	Preferred Stock		Common Stock		Additional paid-in capital	Accumulated other comprehensive income	Retained Earnings (accumulated deficit)	Total stockholders’ equity
(in thousands)	Number of shares	Amount	Number of shares	Amount
Balance, December 31, 2007	—	$—	69,905	$140	$498,350	$(546)	$(1,381)	$496,563
Exercise of common stock options	—	—	42	—	127	—	—	127
Share-based compensation	—	—	—	—	2,072	—	—	2,072
Unrealized gain on available for sale securities, net of income tax	—	—	—	—	—	1,295	—	1,295
Cumulative translation adjustment	—	—	—	—	—	(77)	—	(77)
Net income	—	—	—	—	—	—	17,450	17,450

Balance, March 31, 2007	—	$—	69,947	$140	$500,549	$672	$16,069	$517,430

See accompanying notes to unaudited consolidated financial statements.

ViroPharma Incorporated

Consolidated Statements of Cash Flows

(unaudited)

	Three months ended March 31,
(in thousands)	2008	2007
Cash flows from operating activities:
Net income	$17,450	$22,058
Adjustments to reconcile net income to net cash provided by operating activities:
Non-cash share-based compensation expense	2,073	1,588
Non-cash interest expense	188	13
Deferred tax provision	4,872	5,787
Depreciation and amortization expense	2,006	1,576
Changes in assets and liabilities:
Accounts receivable	(5,006)	(13,536)
Inventory	(469)	(1,011)
Interest receivable	1,721	(274)
Prepaid expenses and other current assets	(3,513)	626
Other assets	(136)	49
Accounts payable	21	(75)
Accrued expenses and other current liabilities	(4,806)	(2,176)
Non-current income tax payable and other non-current liabilities	22	—

Net cash provided by operating activities	14,423	14,625
Cash flows from investing activities:
Purchase of property, plant and equipment	(1,091)	(8,409)
Purchases of short-term investments	—	(178,597)
Maturities of short-term investments	131,138	154,040

Net cash provided by (used in) investing activities	130,047	(32,966)
Cash flows from financing activities:
Net proceeds from the issuance of senior convertible notes	—	241,825
Net purchase of call spread transactions	—	(23,250)
Net proceeds from issuance of common stock	127	255
Excess tax benefits from share-based payment arrangements	—	39

Net cash provided by financing activities	127	218,869
Effect of exchange rate changes on cash	(77)	—
Net increase in cash and cash equivalents	144,520	200,528
Cash and cash equivalents at beginning of period	179,691	51,524

Cash and cash equivalents at end of period	324,211	$252,052

See accompanying notes to unaudited consolidated financial statements.

ViroPharma Incorporated

Notes to the Unaudited Consolidated Financial Statements

Note 1. Organization and Business Activities

ViroPharma Incorporated and subsidiaries (“ViroPharma” or the “Company”) is a biopharmaceutical company dedicated to the development and commercialization of products that address serious infectious diseases, with a focus on products used by physician specialists or in hospital settings. The Company intends to grow through sales of its marketed product, Vancocin, through continued development of its product pipeline and through potential acquisition or licensing of products or acquisition of companies. ViroPharma has one marketed product and one product candidate in clinical development.

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

ViroPharma is developing CamviaTM (maribavir) for the prevention and treatment of cytomegalovirus, or CMV, disease, and non-toxigenic strains of C. difficile (NTCD) for the treatment and prevention of CDI. We have licensed the U.S. and Canadian rights for a third product development candidate, an intranasal formulation of pleconaril, to Schering-Plough for the treatment of picornavirus infections.

Basis of Presentation

The consolidated financial information at March 31, 2008 and for the three months ended March 31, 2008 and 2007, is unaudited but includes all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary to state fairly the consolidated financial information set forth therein in accordance with accounting principles generally accepted in the United States of America. The interim results are not necessarily indicative of results to be expected for the full fiscal year. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2007 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission.

Adoption of Standards

In June 2007, the Emerging Issues Task Force (“EITF”) issued EITF No. 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities, (“EITF 7-03”) that provides guidance for upfront payments related to goods and services of research and development costs. The Company adopted this EITF as of January 1, 2008 with no material impact on operating results or financial position.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, which allow companies to elect fair-value measurement when an eligible financial asset or financial liability is initially recognized or when an event, such as a business combination, triggers a new basis of accounting for that financial asset or financial liability. The election must be applied to individual contracts, is irrevocable for every contract chosen to be measured at fair value, and must be applied to an entire contract, not to only specified risks, specific cash flows, or portions of that contract. Changes in the fair value of contracts elected must be measured at fair value and recognized in earnings each reporting period. The Company adopted this SFAS as of January 1, 2008 with no impact on operating results or financial position.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” (SFAS 157) which is effective for fiscal years beginning after November 15, 2007 and for interim periods within those years. This statement defines fair value, establishes a framework for measuring fair value and expands the related disclosure requirements. This statement applies under other accounting pronouncements that require or permit fair value measurements. The statement indicates, among other things, that a fair value measurement assumes that the transaction to sell an asset or transfer a liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability. SFAS 157 defines fair value based upon an exit price model. Relative to SFAS 157, the FASB issued FASB Staff Positions (FSP) 157-1, 157-2, and proposed 157-c. FSP 157-1 amends SFAS 157 to exclude SFAS 13 and its related interpretive accounting pronouncements that address leasing transactions, while FSP 157-2 delays the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. FSP 157-c clarifies the principles in SFAS 157 on the fair value measurement of

ViroPharma Incorporated

Notes to the Unaudited Consolidated Financial Statements (continued)

liabilities. Public comments on FSP 157-c were due in February 2008, and responses and recommendations were presented to the board on April 9, 2008. We adopted SFAS 157 as of January 1, 2008, with the exception of the application of the statement to non-recurring nonfinancial assets and nonfinancial liabilities. While we are currently evaluating the impact of the application of the statement to non-recurring nonfinancial assets and nonfinancial liabilities on our financial statements upon adoption, we do not anticipate a material impact on our operating results or financial position. Refer to Note 11 to the Unaudited Consolidated Financial Statements for additional discussion on fair value measurements.

Reclassification

Certain prior year amounts have been reclassified to conform to the current year presentation.

Note 2. Short-Term Investments

Short-term investments consist of fixed income securities with remaining maturities of greater than three months at the date of purchase and debt securities. At March 31, 2008 and December 31, 2007, all of the investments were classified as available for sale investments and measured as Level 1 instruments under SFAS 157.

The following summarizes the available for sale investments at March 31, 2008 and December 31, 2007:

(in thousands)	Cost	Gross unrealized gains	Gross unrealized losses	Fair value
March 31, 2008
Debt securities:
Corporate	$273,643	$1,151	$—	$274,794

	$273,643	$1,151	$—	$274,794

Maturities of investments were as follows:
Less than one year	$273,643	$1,151	$—	$274,794

December 31, 2007
Debt securities:
Corporate	$405,487	$262	$1,112	$404,637

	$405,487	$262	$1,112	$404,637

Maturities of investments were as follows:
Less than one year	$405,487	$262	$1,112	$404,637

Note 3. Inventory

Inventory is related to Vancocin and is stated at the lower of cost or market using the first-in first-out method. The following represents the components of the inventory at March 31, 2008 and December 31, 2007:

(in thousands)	March 31, 2008	December 31, 2007
Raw Materials	$3,624	$3,355
Finished Goods	1,548	1,348

Total	$5,172	$4,703

ViroPharma Incorporated

Notes to the Unaudited Consolidated Financial Statements (continued)

Note 4. Intangible Assets

The following represents the balance of the intangible assets at March 31, 2008:

(in thousands)	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
Trademarks	$12,725	$1,726	$10,999
Know-how	89,076	12,083	76,993
Customer relationship	40,376	5,477	34,899

Total	$142,177	$19,286	$122,891

The following represents the balance of the intangible assets at December 31, 2007:

(in thousands)	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
Trademarks	$12,359	$1,575	$10,964
Know-how	87,774	11,025	76,749
Customer relationship	39,786	4,997	34,789

Total	$140,099	$17,597	$122,502

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

In the event the OGD’s revised approach for Vancocin remains in effect, the time period in which a generic may enter the market would be reduced. This could result in a reduction to the useful life of the Vancocin-related intangible assets. Management currently believes there are no indicators that would require a change in useful life as management believes that Vancocin will continue to be utilized along with generics that may enter the market.

Additionally, the timing and number of generics, will impact our cash flow assumptions and estimate of fair value, perhaps to a level that could result in an impairment charge. The Company will continue to monitor the actions of the OGD and consider the effects of our opposition actions and the announcements by generic competitors or other adverse events for additional impairment indicators and will reevaluate the expected cash flows and fair value of our Vancocin-related assets at such time.

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

As of March 31, 2008, we have paid an aggregate of $23.1 million to Lilly in additional purchase price consideration, as our net sales of Vancocin surpassed the maximum obligation level of $65 million in 2007, 2006 and 2005. The $23.1 million paid to Lilly was based upon 35% of $17 million in 2007, 35% of $19 million in 2006 and 50% of $21 million in 2005. The

ViroPharma Incorporated

Notes to the Unaudited Consolidated Financial Statements (continued)

Company is obligated to pay Lilly additional amounts based on 35% of annual net sales between $45 and $65 million of Vancocin during 2008 through 2011.

Based on net sales in the first quarter of 2008, $2.1 is due to Lilly on net sales of Vancocin above the net sales levels reflected above.

Note 5. Property, Equipment and Building Improvements

On January 30, 2007, the Company purchased its corporate headquarters in Exton, Pennsylvania for $7.65 million, which was funded from available cash.

In March 2008, we entered into a lease for a new corporate headquarters located in Exton, Pennsylvania. See further discussion of this lease in the commitments and contingencies footnote.

Note 6. Long-Term Debt

Long-Term debt as of March 31, 2008 and December 31, 2007 is summarized in the following table:

(in thousands)	March 31, 2008	December 31, 2007
Senior convertible notes	$250,000	$250,000

less: current portion	—	—

Total debt principal	$250,000	$250,000

On March 26, 2007, the Company issued $250.0 million of 2% senior convertible notes due March 2017 (the “senior convertible notes”) in a public offering. The $250.0 million includes an issuance pursuant to the underwriters’ exercise of an overalloment in the amount of $25.0 million that was closed concurrently on March 26, 2007. Net proceeds from the issuance of the senior convertible notes were $241.8 million. The senior convertible notes are unsecured unsubordinated obligations and rank equally with any other unsecured and unsubordinated indebtedness. The senior convertible notes bear interest at a rate of 2% per annum, payable semi-annually in arrears on March 15 and September 15 of each year commencing on September 15, 2007. As of March 31, 2008, the Company has accrued $0.2 million in interest payable to holders of the senior convertible notes. Debt issuance costs of $8.2 million have been capitalized and are being amortized over the term of the senior convertible notes, with the balance to be amortized as of March 31, 2008 being $7.2 million.

The senior convertible notes are convertible into shares of the Company’s common stock at an initial conversion price of $18.87 per share. The senior convertible notes may only be converted: (i) anytime after December 15, 2016; (ii) during the five business-day period after any five consecutive trading day period (the “measurement period”) in which the price per note for each trading day of that measurement period was less than 98% of the product of the last reported sale price of our common stock and the conversion rate on each such day; (iii) during any calendar quarter (and only during such quarter) after the calendar quarter ending June 30, 2007, if the last reported sale price of our common stock for 20 or more trading days in a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter exceeds 130% of the applicable conversion price in effect on the last trading day of the immediately preceding calendar quarter; or (iv) upon the occurrence of specified corporate events. Upon conversion, holders of the senior convertible notes will receive shares of common stock, subject to ViroPharma’s option to irrevocably elect to settle all future conversions in cash up to the principal amount of the senior convertible notes, and shares for any excess. We can irrevocably elect this option at any time on or prior to the 35th scheduled trading day prior to the maturity date of the senior convertible notes. The senior convertible notes may be required to be repaid on the occurrence of certain fundamental changes, as defined in the senior convertible notes. As of March 31, 2008, the fair value of the $250.0 million convertible senior notes outstanding was approximately $182.7 million, based on the level 2 valuation hierarchy under SFAS 157.

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

ViroPharma Incorporated

Notes to the Unaudited Consolidated Financial Statements (continued)

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

Note 7. Share-based Compensation

In accordance with Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”), the Company recorded share-based compensation expense as follows:

(in thousands)	Three months ended March 31,
	2008	2007
Research and development	$671	$454
Selling, general and administrative	1,402	1,134

Total	$2,073	$1,588

Refer to Note 11 of the Company’s 2007 Annual Report on Form 10-K for information on the valuation and accounting for these plans.

Employee Stock Option Plans

The Company currently has three option plans in place: a 1995 Stock Option and Restricted Share Plan (“1995 Plan”), a 2001 Equity Incentive Plan (“2001 Plan”) and a 2005 Stock Option and Restricted Share Plan (“2005 Plan”) (collectively, the “Plans”).

ViroPharma Incorporated

Notes to the Unaudited Consolidated Financial Statements (continued)

The following table lists the balances available by Plan at March 31, 2008:

	1995 Plan	2001 Plan	2005 Plan	Combined
Number of shares authorized	4,500,000	500,000	2,850,000	7,850,000
Number of options granted since inception	(6,997,515)	(1,255,472)	(2,662,090)	(10,915,077)
Number of options cancelled since inception	2,970,908	766,737	243,665	3,981,310
Number of shares expired	(473,393)	—	—	(473,393)

Number of shares available for grant	—	11,265	431,575	442,840

The Company issued 416,872 stock options in the first quarter of 2008. The weighted average fair value of each option grant was estimated at $7.25 per share using the Black-Scholes option-pricing model using the following assumptions:

Expected dividend yield	—
Range of risk free interest rate	2.96% - 3.70%
Weighted-average volatility	88.2%
Range of volatility	78.0% - 90.2%
Range of expected option life (in years)	5.50 – 6.25

The Company has 5,264,842 option grants outstanding at March 31, 2008 with exercise prices ranging from $0.99 per share to $38.70 per share and a weighted average remaining contractual life of 7.05 years. The following table lists the outstanding and exercisable option grants as of March 31, 2008:

	Number of options	Weighted average exercise price	Weighted average remaining contractual term (years)	Aggregate intrinsic value (in thousands)
Outstanding	5,264,842	$10.98	7.05	$10,371
Exercisable	2,846,265	$10.23	5.64	$8,999

As of March 31, 2008, there was $18.9 million of total unrecognized compensation cost related to unvested share-based payments (including share options) granted under the Plans. That cost is expected to be recognized over a weighted-average period of 1.56 years.

Employee Stock Purchase Plan

The Company has an employee stock purchase plan. Under this plan, no shares were sold to employees during the first quarter of 2008. During the year ended December 31, 2007, 22,038 shares were sold to employees. As of March 31, 2008 there are approximately 271,097 shares available for issuance under this plan.

Under this plan, there are two plan periods: January 1 through June 30 (“Plan Period One”) and July 1 through December 31 (“Plan Period Two”). For Plan Period One in 2008, the fair value of approximately $44,500 was estimated using the Type B model provided by SFAS 123R, with a risk free interest rate of 3.3%, volatility of 62.6% and an expected option life of 0.5 years. This fair value is being amortized over the six month period ending June 30, 2008.

Non-employee Stock Options

The Company remeasured the fair value of 6,250 options as of March 31, 2008, which resulted in no impact to compensation expense in the first quarter of 2008. The fair value of the non-employee share options was estimated at $16,000 using the Black-Scholes option-pricing model, with a risk free interest rate ranging from 1.6% to 1.8%, volatility ranging from 56.7% to 68.8%, weighted volatility of 61.4% and an expected option life ranging from 0.79 to 4.04 years.

There were no non-employee share options vested or exercised during the quarter ended March 31, 2008 or 2007.

Note 8. Income Tax Expense

ViroPharma Incorporated

Notes to the Unaudited Consolidated Financial Statements (continued)

The Company’s effective income tax rate was 28.5% and 39.4% for the quarters ended March 31, 2008 and 2007, respectively. Income tax expense includes federal, state and foreign income tax at statutory rates and the effects of various permanent differences. The decrease in the 2008 rate as compared to 2007 is primarily due to the Company’s current estimate of the impact of orphan drug credit for maribavir.

On January 1, 2007, the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). During the quarter ended March 31, 2008, we had no material changes to our non-current liability for uncertain tax positions.

Note 9. Comprehensive Income

The following table reconciles net income to comprehensive income for the three months ended March 31, 2008 and 2007:

(in thousands)	Three months ended March 31,
	2008	2007
Net income	$17,450	$22,058
Other comprehensive:
Unrealized gains on available for sale securities	1,295	132
Currency translation adjustments	(77)	—

Comprehensive income	$18,668	$22,190

The unrealized gains are reported net of federal and state income taxes.

Note 10. Earnings per share

(in thousands, except per share data)	Three months ended March 31,
	2008	2007
Basic Earnings Per Share
Net income	$17,450	$22,058
Common stock outstanding (weighted average)	69,926	69,769

Basic net income per share	$0.25	$0.32

Diluted Earnings Per Share
Net income	$17,450	$22,058
Add interest expense on senior convertible notes, net of income tax	883	57

Diluted net income	$18,333	$22,115
Common stock outstanding (weighted average)	69,926	69,769
Add shares from senior convertible notes	13,248	883
Add “in-the-money” stock options	1,097	895

Common stock assuming conversion and stock option exercises	84,272	71,547

Diluted net income per share	$0.22	$0.31

The following common shares that are associated with stock options were excluded from the calculations as their effect would be anti-dilutive:

(in thousands)	Three months ended March 31,
	2008	2007
Common Shares Excluded	2,278	573

ViroPharma Incorporated

Notes to the Unaudited Consolidated Financial Statements (continued)

Note 11. Fair Value Measurement

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” (SFAS 157), which is effective for fiscal years beginning after November 15, 2007 and for interim periods within those years. This statement defines fair value, establishes a framework for measuring fair value and expands the related disclosure requirements. This statement applies under other accounting pronouncements that require or permit fair value measurements. The statement indicates, among other things, that a fair value measurement assumes that the transaction to sell an asset or transfer a liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability. SFAS 157 defines fair value based upon an exit price model.

Relative to SFAS 157, the FASB issued FASB Staff Positions (FSP) 157-1 and 157-2. FSP 157-1 amends SFAS 157 to exclude SFAS No. 13, “Accounting for Leases,” (SFAS 13) and its related interpretive accounting pronouncements that address leasing transactions, while FSP 157-2 delays the effective date of the application of SFAS 157 to fiscal years beginning after November 15, 2008 for all nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis.

Valuation Hierarchy - SFAS 157 establishes a valuation hierarchy for disclosure of the inputs to valuation used to measure fair value. This hierarchy prioritizes the inputs into three broad levels as follows. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities. Level 2 inputs are quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument. Level 3 inputs are unobservable inputs based on our own assumptions used to measure assets and liabilities at fair value. A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement.

The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of March 31, 2008:

		Fair Value Measurements at March 31, 2008 Using
(in thousands of dollars)	Total Carrying Value at March 31, 2008	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Cash and cash equivalents	$324,211	$324,211	$—	$—
Short-term investments	274,794	274,794	—	—

Total	599,005	599,005

Valuation Techniques - Cash and cash equivalents and short-term investments are measured at fair value using quoted market prices and are classified within Level 1 of the valuation hierarchy. There were no changes in valuation techniques due the quarter ended March 31, 2008.

ViroPharma Incorporated

Notes to the Unaudited Consolidated Financial Statements (continued)

Note 12. Subsequent Events

On April 14, 2008, the Company and Wyeth Pharmaceuticals, a division of Wyeth, jointly determined to discontinue the development of HCV-796 due to the previously announced safety issue that emerged in the ongoing Phase 2 trial in patients with hepatitis C. The Company also announced that we and Wyeth do not expect to continue to collaborate on future development of hepatitis C treatment candidates, however a decision to terminate the First Amended and Restated Collaboration and License Agreement dated June 26, 2003 has not been reached.

Note 13. Commitments and Contingencies

In March 2008, the Company entered into a lease, comprising 78,264 square feet of office and related space, for the Company’s new headquarters located in Exton, Pennsylvania. The lease expires seven years and six months from the point in which the Company begins to occupy the space, which is expected in the fourth quarter of 2008.

The Company’s future minimum lease payments under the Company’s operating leases related to buildings and equipment for periods subsequent to March 31, 2008 are as follows (in thousands):

Year ending December 31,	Commitments
2008	$239
2009	1,151
2010	1,256
Thereafter	7,179

Total minimum payments	$9,825

The Company has severance agreements for certain employees and change of control agreements for executive officers and certain other employees. Under its severance agreements, certain employees may be provided separation benefits from the Company if they are involuntarily separated from employment. Under the Company’s change of control agreements, certain employees are provided separation benefits if they are either terminated or resign for good reason from the Company within 12 months from a change of control.

Note 14. Supplemental Cash Flow Information

(in thousands)	Three months ended March 31,
	2008	2007
Supplemental disclosure of non-cash transactions:
Employee share-based compensation	$2,072	$1,588
Liability classified share-based compensation benefit	1	—
Unrealized gains on available for sale securities	1,295	132
Reversal of accrued deferred finance costs	151	—
Non-cash increase of intangible assets for Vancocin obligation to Lilly	2,078	360
Asset retirement obligation	976	—
Amortization of asset retirement obligation	14	—
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$7,178	$7,299
Cash paid for interest	2,500	—
Cash received for stock option exercises	127	243
Cash received for employee stock purchase plan	61	5

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We are a biopharmaceutical company dedicated to the development and commercialization of products that address serious infectious diseases, with a focus on products used by physician specialists or in hospital settings. We intend to grow through sales of our marketed product, Vancocin® HCl capsules, through the continued development of our product pipeline and through potential acquisition or licensing of products or acquisition of companies. We have one marketed product and one product candidate in clinical development.

We market and sell Vancocin® HCl capsules, the oral capsule formulation of vancomycin hydrochloride, in the U.S. and its territories. Vancocin is a potent antibiotic approved by the U.S. Food and Drug Administration, or FDA, to treat antibiotic-associated pseudomembranous colitis caused by Clostridium difficile infection (CDI), or C. difficile, and enterocolitis caused by Staphylococcus aureus, including methicillin-resistant strains. We are developing CamviaTM (maribavir) for the prevention and treatment of cytomegalovirus, or CMV, disease, and non-toxigenic strains of C. difficile (NTCD) for the treatment and prevention of CDI. We have licensed the U.S. and Canadian rights for a third product development candidate, an intranasal formulation of pleconaril, to Schering-Plough for the treatment of picornavirus infections.

We intend to evaluate in-licensing or other opportunities to acquire products in development, or those that are currently on the market. We plan to seek products for diseases treated by physician specialists and in hospital settings to complement the markets that we hope our CMV and NTCD programs will serve or in which Vancocin is prescribed.

While we have been profitable from operations since 2005, prior to the 2004 acquisition of Vancocin, our first commercial product, we incurred historical losses. Historical losses resulted principally from costs incurred in research and development activities, write-off of acquired technology rights, general and administrative expenses, interest payments on our outstanding debt and sales and marketing expenses.

Executive Summary

Since the beginning of 2008, we experienced the following:

Business Activities

CMV:

•	Continued recruitment into ongoing phase 3 studies of maribavir in patients undergoing allogeneic stem cell and solid organ liver transplant;

•	Prelaunch activities for maribavir accelerated in preparation for planned 2009 initial NDA and MAA filing for maribavir in stem cell transplant patients;

CDI:

•	Vancocin prescriptions continued to increase, with a 3.7% increase compared to the first quarter of 2007;

•	Efforts continued to optimize manufacturing and scale up for non-toxigenic C. difficile (NTCD) program;

HCV (with our partner Wyeth):

•	Announced in April that we have discontinued the development of HCV-796 due to the previously announced safety issue that emerged in the ongoing Phase 2 trial in patients with hepatitis C;

Financial Results

•	Increased working capital by $25.1 million to $619.5 million, primarily as a result of operating cash flows and higher accounts receivable.;

•	Increased net sales to $50.9 million, which was impacted by a price increase in February;

Liquidity

•	Generated net cash from operating activities of $14.4 million;

•	Increased cash and cash equivalents and short-term investments by $14.7 million, primarily driven by operating cash flows.

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

The outcome of our clinical development programs is subject to considerable uncertainties. We cannot be certain that we will be successful in developing and ultimately commercializing any of our product candidates, that the FDA or other regulatory authorities will not require additional or unanticipated studies or clinical trial outcomes before granting regulatory approval, or that we will be successful in gaining regulatory approval of any of our product candidates in the timeframes that we expect, or at all. For example, On April 14, 2008, the Company and Wyeth Pharmaceuticals, a division of Wyeth, jointly determined to discontinue the development of HCV-796 due to the previously announced safety issue that emerged in the ongoing Phase 2 trial in patients with hepatitis C. We also announced that the Company and Wyeth do not expect to continue to collaborate on future development of hepatitis C treatment candidates, however a decision to terminate the First Amended and Restated Collaboration and License Agreement dated June 26, 2003 has not been reached.

While we anticipate that cash flows from Vancocin, as well as our current cash, cash equivalents and short-term investments, should allow us to fund substantially all of our ongoing development and other operating costs, as well as the interest payable on the senior convertible notes, we may need additional financing in order to expand our product portfolio. We cannot assure you that planned clinical trials can be initiated, or that planned or ongoing clinical trials can be successfully concluded or concluded in accordance with our anticipated schedule and costs.

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

Results of Operations

Three-months ended March 31, 2008 and 2007

(in thousands, except per share data)	For the three months ended March 31,
	2008	2007
Net product sales	$50,937	$49,029

Total revenues	$50,937	$49,029

Cost of sales (excluding amortization of product rights)	$1,918	$2,230
Operating income	$19,517	$32,921
Net income	$17,450	$22,058
Net income per share:
Basic	$0.25	$0.32
Diluted	$0.22	$0.31

The $13.4 million decrease in operating income resulted from the $1.9 million increase in net sales, along with a $0.3 reduction in the cost of sales, offset by the increased costs to support our CMV and NTCD development programs as well as increased selling, general and administrative costs. The increase in net income for the three months ended March 31, 2008 resulted primarily from the factors discussed above along with a $2.7 million increase in interest income and a $7.4 million reduction in income tax expense.

Revenues

Revenues consisted of the following:

(in thousands)	For the three months ended March 31,
	2008	2007
Net product sales	$50,937	$49,029

Total revenues	$50,937	$49,029

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

During the quarter ended March 31, 2008, net sales of Vancocin increased 3.9% compared to the same period in 2007 primarily due to the impact of a price increase in 2008, partially offset by a decrease in sales volume. Based upon data reported by IMS Health Incorporated, prescriptions during the quarter ended March 31, 2008 exceeded prescriptions in the 2007 period by 3.7%.

Approximately 94% of our sales are to three wholesalers. Vancocin product sales are influenced by prescriptions and wholesaler forecasts of prescription demand, which could be at different levels from period to period. We receive inventory data from one of our three largest wholesalers through our fee for service agreement. We do not independently verify this data. Based on this inventory data and our estimates, we believe that as of March 31, 2008, the wholesalers did not have excess channel inventory.

Cost of sales (excluding amortization of product rights)

Vancocin cost of sales includes the cost of materials and distribution costs and excludes amortization of product rights. The decrease of $0.3 million over the prior year is the result of a decrease in the number of units sold.

Since units are shipped based upon earliest expiration date, our cost of sales will be impacted by the cost associated with the specific units that are sold. Additionally, we may experience fluctuations in quarterly manufacturing yields and if this occurs, we would expect the cost of product sales of Vancocin to fluctuate from quarter to quarter.

Research and development expenses

For each of our research and development programs, we incur both direct and indirect expenses. Direct expenses include third party costs related to these programs such as contract research, consulting, cost sharing payments or receipts, and preclinical and development costs. Indirect expenses include personnel, facility, stock compensation and other overhead costs. Due to advancements in our maribavir clinical development program and NTCD preclinical program, we expect future costs to exceed current costs.

Research and development expenses were divided between our research and development programs in the following manner:

(in thousands)	For the three months ended March 31,
	2008	2007
Direct – Core programs
CMV	$9,208	$2,957
HCV	375	250
Vancocin	217	93
Non-toxigenic strains of C. difficle (NTCD)	1,002	19
Indirect
Development	4,166	2,210

Total	$14,968	$5,529

Direct Expenses—Core Development Programs

Our direct expenses related to our CMV program increased significantly in the first quarter of 2008 as we advanced through our two ongoing Phase 3 clinical studies. Specifically, we continued recruitment and site initiations into ongoing phase 3 studies of maribavir in patents undergoing allogeneic stem cell transplant as we move towards our target of at least 613 patients at transplant centers in the U.S., Canada and several European Countries and our target of approximately 348 patients undergoing liver transplantation in the U.S. and Europe. Additionally, we began executing on our pre-launch plans for our clinical, regulatory and commercial activities for maribavir in the U.S. and Europe as we move towards our planned 2009 initial NDA and MAA filings for maribavir in stem cell transplant patients. We intend to file a supplemental NDA and MAA filings for maribavir in liver transplant patients when the data is available. During the first quarter of 2007 we continued recruitment into an ongoing phase 3 study of maribavir in patents undergoing allogeneic stem cell transplant and prepared for a second phase 3 study of maribavir in solid organ transplant patients.

Related to our HCV program, costs in the first quarter of 2008 primarily represent those paid to Wyeth in connection with our cost-sharing arrangement related to discovery efforts to identify potential back-ups/follow-on compounds to HCV-796. During the first quarter of 2007, costs included continued recruitment in the 500 mg BID arms of a phase 2 study of HCV-796 when dosed in combination with pegylated interferon and ribavirin. In April 2008, we announced that ViroPharma and Wyeth, have jointly discontinued the development of HCV-796 due to the previously announced safety issue that emerged in the ongoing Phase 2 trial in patients with hepatitis C. We also announced that ViroPharma and Wyeth do not expect to continue to collaborate on future development of hepatitis C treatment candidates.

The increase in costs of NTCD in the first quarter of 2008 over 2007 relate to increased research and development activities and the costs associated with manufacturing NTCD spores.

Related to our Vancocin program, costs in the first quarter of 2008 and 2007 related to additional research activities.

Anticipated fluctuations in future direct expenses are discussed under “Liquidity – Development Programs.”

Indirect Expenses

These costs primarily relate to the compensation of and overhead attributable to our development team, primarily due to increased personnel costs of $1.8 million resulting from additional hiring in the US and EU to support our clinical studies of maribavir and prepare for a regulatory submission and commercial expenses to support a potential future product launch.

Selling, general and administrative expenses

Selling, general and administrative expenses (SG&A) increased $5.9 million for the first quarter of 2008 as compared to the first quarter of 2007. The largest contributors to this increase were compensation costs, including share based compensation, as a result of increased headcount from the addition of our European operations and the Vancocin sales force ($2.7 million), medical education activities ($1.7 million) and marketing efforts ($1.1 million). Included in legal and consulting costs are expenses incurred related to our opposition to the attempt by the OGD regarding the conditions that must be met in order for a generic drug application to request a waiver of in-vivo bioequivalence testing for copies of Vancocin, which were $0.9 million and $0.8 million in the first quarter of 2008 and 2007, respectively. We anticipate that these additional legal and consulting costs will continue at the current level, or possibly higher, in future periods as we continue this opposition. During 2008, we anticipate to continue to increase spending in selling, general and administrative expenses, driven by increased compensation due to increased headcount, as well additional medical education and marketing expenses.

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

Intangible amortization for the quarters ended March 31, 2008 and 2007 were comparable at $1.7 million and $1.4 million, respectively. The first quarter of 2008 included approximately $288,000 for a cumulative adjustment, as compared to $35,000 for the first quarter of 2007.

In March 2006, as a result of OGD’s change in approach relating to generic bioequivalence determinations, we reviewed the value of the intangible asset and concluded that there was no impairment of the carrying value of the intangible assets or change to the useful lives as estimated at the acquisition date. Additionally, on an ongoing periodic basis, we evaluate the useful life of these intangible assets and determine if any economic, governmental or regulatory event has modified their estimated useful lives. This evaluation did not result in a change in the life of the intangible assets during the quarter ended March 31, 2008. We will continue to monitor the actions of the OGD and consider the effects of our opposition efforts and the announcements by generic competitors or other adverse events for additional impairment indicators and we will reevaluate the expected cash flows and fair value of our Vancocin-related assets, as well as estimated useful lives, at such time.

Other Income (Expense)

Interest Income

Interest income for three months ended March 31, 2008 and 2007 was $6.3 million and $3.6 million. Interest income increased primarily due to increased short-term investments during the 2008 period and to a lesser extent, an increased rate of return.

Interest Expense

(in thousands)	For the three months ended March 31,
	2008	2007
Interest expense on 2% senior convertible notes	$1,231	$79
Amortization of finance costs	188	13

Total interest expense	$1,419	$92

Interest expense and amortization of finance costs in 2008 and 2007 relates entirely to the senior convertible notes issued on March 26, 2007, as described in Note 6 to the Unaudited Consolidated Financial Statements.

Income Tax Expense

Our effective income tax rate was 28.5% and 39.4% for the quarters ended March 31, 2008 and 2007, respectively. Our income tax expense includes federal, state and foreign income taxes at statutory rates and the effects of various permanent differences. The decrease in the first quarter of 2008 as compared to the same period of 2007 is primarily due to our current estimate of the impact of the orphan drug credit for maribavir. We currently anticipate an effective tax rate in the range of approximately 27% to 31% for the year ended December 31, 2008, which includes an estimate related to orphan drug credit based upon estimates of qualified expenses and excludes the impact of discreet items and any potential changes in the valuation allowance. We continue to evaluate our qualified expenses and, to the extent that actual qualified expenses vary significantly from our estimates, our effective tax rate will be impacted.

Liquidity

We expect that our near term sources of revenue will arise from Vancocin product sales. However, we cannot predict what the actual sales of Vancocin will be in the future as the outcome of our effort to oppose the OGD’s approach to bioequivalence determinations for generic copies of Vancocin is uncertain. In addition, there are no assurances that demand for Vancocin will continue at historical or current levels despite our additional promotional efforts.

Our ability to generate positive cash flow is also impacted by the timing of anticipated events in our CMV and NTCD programs, including the scope of the clinical trials required by regulatory authorities, results from clinical trials, the results of our product development efforts, and variations from our estimate of future direct and indirect expenses.

While we anticipate that cash flows from Vancocin, as well as our current cash, cash equivalents and short-term investments, should allow us to fund substantially all of our ongoing development and other operating costs, as well as the interest payable on the senior convertible notes, we may need additional financing in order to expand our product portfolio. At March 31, 2008, we had cash, cash equivalents and short-term investments of $599.0 million. At March 31, 2008, the annualized weighted average nominal interest rate on our short-term investments was 3.5% and the weighted average length to maturity was 1.6 months.

Overall Cash Flows

During the quarter ended March 31, 2008, we generated $14.4 million of net cash from operating activities, primarily from the cash contribution of Vancocin. Partially offsetting this cash contribution is the impact of higher accounts receivables, which is related to the timing of orders and the price increase, higher prepaid expenses and other current assets and decreased accrued expenses. We were provided with $130.0 million of cash from investing activities, as we transferred short-term investments to cash and cash equivalents. Our net cash provided by financing activities for the quarter ended March 31, 2008 was $0.1 million.

Operating Cash Inflows

We began to receive cash inflows from the sale of Vancocin in January 2005. We cannot reasonably estimate the period in which we will begin to receive material net cash inflows from our product candidates currently under development. Cash inflows from development-stage products are dependent on achievement of regulatory approvals. We may not receive revenues if a development stage product fails to obtain regulatory approvals. The most significant of our near-term operating development cash inflows are as described under “Development Programs”.

Operating Cash Outflows

The cash flows we have used in operations historically have been applied to research and development activities, marketing and business development efforts, general and administrative expenses, servicing our debt, and income tax payments. Bringing drugs from the preclinical research and development stage through phase 1, phase 2, and phase 3 clinical trials and FDA approval is a time consuming and expensive process. Because our product candidates are currently in the clinical stage of development, there are a variety of events that could occur during the development process that will dictate the course we must take with our drug development efforts and the cost of these efforts. As a result, we cannot reasonably estimate the costs that we will incur through the commercialization of any product candidate. However, due to advancements in our clinical trials with maribavir and our initiative to develop non-toxigenic strains of C. difficile, we expect future costs to exceed current costs. The most significant of our near-term operating development cash outflows are as described under “Development Programs”.

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

Core Development Programs

CMV program—From the date we in-licensed maribavir through March 31, 2008, we paid $53.0 million of direct costs in connection with this program, including the acquisition fee of $3.5 million paid to GSK for the rights to maribavir in September 2003 and a $3.0 million milestone payment in February 2007.

During the remainder of 2008, we expect maribavir-related activities to include continued recruitment into both the ongoing phase 3 studies in patients undergoing allogeneic stem cell transplant and in patients who have received a liver transplant. We will also continue to conduct phase 1 clinical pharmacology studies to support the overall clinical development program. Based on the execution of phase 3 clinical development studies, we expect our expenses in 2008 for the CMV program to be substantially higher than in 2007. We are solely responsible for the cost of developing our CMV product candidate.

Should we achieve certain product development events, we are obligated to make certain milestone payments to GSK, the licensor of maribavir.

HCV program—From the date that we commenced predevelopment activities for compounds in this program that are currently active through March 31, 2008, we paid $4.1 million in direct expenses for the predevelopment and development activities relating to such compounds. These costs are net of contractual cost sharing arrangements between Wyeth and us. Wyeth pays a substantial portion of the collaboration’s predevelopment and development expenses.

In April 2008 we, along with Wyeth, discontinued the development of HCV-796 due to the previously announced safety issue that emerged in the ongoing Phase 2 trial in patients with hepatitis C. Additionally, we announced that ViroPharma and Wyeth do not expect to continue to collaborate on future development of hepatitis C treatment candidates. During the remainder of 2008, we will continue to incur costs associated with patients in the phase 2 study currently receiving standard of care therapy.

Vancocin—We acquired Vancocin in November 2004 and through March 31, 2008, we have spent approximately $1.0 million in direct research and development costs related to Vancocin activities since acquisition.

NTCD—We acquired NTCD in February 2006 and have spent approximately $2.0 million in direct research and development costs. During the remainder of 2008, we expect our research and development activities on NTCD to increase significantly, therefore, we expect direct costs to increase materially above 2007 levels.

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

Business development activities

Through March 31, 2008, we paid an acquisition price of $116.0 million, paid $23.1 million related to additional purchase price consideration tied to product sales (see Note 4 of the Unaudited Consolidated Financial Statements) and incurred $2.0 million of fees and expenses in connection with the Vancocin acquisition.

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

Senior Convertible Notes

On March 26, 2007, the Company issued $250.0 million of 2% senior convertible notes due March 2017 (the “senior convertible notes”) in a public offering. The $250.0 million includes an issuance pursuant to the underwriters’ exercise of an overalloment in the amount of $25.0 million that was closed concurrently on March 26, 2007. Net proceeds from the issuance of the senior convertible notes were $241.8 million. The senior convertible notes are unsecured unsubordinated obligations and rank equally with any other unsecured and unsubordinated indebtedness. The senior convertible notes bear interest at a rate of 2% per annum, payable semi-annually in arrears on March 15 and September 15 of each year commencing on September 15, 2007. As of March 31, 2008, the Company has accrued $0.2 million in interest payable to holders of the senior convertible notes. Debt issuance costs of $8.2 million have been capitalized and are being amortized over the term of the senior convertible notes, with the balance to be amortized as of March 31, 2008 being $7.2 million.

The senior convertible notes are convertible into shares of the Company’s common stock at an initial conversion price of $18.87 per share. The senior convertible notes may only be converted: (i) anytime after December 15, 2016; (ii) during the five business-day period after any five consecutive trading day period (the “measurement period”) in which the price per note for each trading day of that measurement period was less than 98% of the product of the last reported sale price of our common stock and the conversion rate on each such day; (iii) during any calendar quarter (and only during such quarter) after the calendar quarter ending June 30, 2007, if the last reported sale price of our common stock for 20 or more trading days in a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter exceeds 130% of the applicable conversion price in effect on the last trading day of the immediately preceding calendar quarter; or (iv) upon the occurrence of specified corporate events. Upon conversion, holders of the senior convertible notes will receive shares of common stock, subject to ViroPharma’s option to irrevocably elect to settle all future conversions in cash up to the principal amount of the senior convertible notes, and shares for any excess. We can irrevocably elect this option at any time on or prior to the 35th scheduled trading day prior to the maturity date of the senior convertible notes. The senior convertible notes may be required to be repaid on the occurrence of certain fundamental changes, as defined in the senior convertible notes. As of March 31, 2008, the fair value of the $250.0 million convertible senior notes outstanding was approximately $182.7 million, based on the level 2 valuation hierarchy under SFAS 157.

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

Our summary of significant accounting policies is described in Note 2 to our Consolidated Financial Statements included in the 2007 Form 10-K. However, we consider the following policies and estimates to be the most critical in understanding the more complex judgments that are involved in preparing our consolidated financial statements and that could impact our results of operations, financial position, and cash flows:

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

On an ongoing periodic basis, we evaluate the useful life of intangible assets and determine if any economic, governmental or regulatory event has modified their estimated useful lives. While we reviewed the useful life of our intangible assets in March 2006 in light of the actions taken by the OGD, we did not change the useful life of our intangible assets during the quarter ended March 31, 2008. See Note 4 of the Unaudited Consolidated Financial Statements for further information.

•

Short-term Investments—We review our short-term investments on a periodic basis for other-than-temporary impairments. This review considers credit worthiness and our intent and ability to hold debt securities until maturity and is subjective as it requires management to evaluate whether an event or change in circumstances has occurred in that period that may have a significant adverse effect on the fair value of the investment. As of March 31, 2008, no unrealized losses are other-than-temporary.

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

•

Income Taxes—Our annual effective tax rate is based on expected pre-tax earnings, existing statutory tax rates, limitations on the use of tax credits and net operating loss carryforwards, evaluation of qualified expenses related to the orphan drug credit and tax planning opportunities available in the jurisdictions in which we operate. Significant judgment is required in determining our annual effective tax rate and in evaluating our tax position.

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

In August 2007, the Financial Accounting Standards Board (“FASB”) issued for comment proposed FASB Staff Position (“FSP”) No. APB 14-a, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-a”). The proposed FSP would require the issuer of convertible debt instruments with cash settlement features to separately account for the liability and equity components of the instrument. The debt would be recognized at the present value of its cash flows discounted using the issuer’s nonconvertible debt borrowing rate. The equity component would be recognized as the difference between the proceeds from the issuance of the note and the fair value of the liability. The proposed FSP would also require an accretion of the resultant debt discount over the expected life of the debt. The proposed transition guidance requires retrospective application to all periods presented, and does not grandfather existing instruments. In November 2007, the Board announced as a result of the comments received, it would postpone the effective date of APB 14-a. In April 2008, the FASB discussed the comments received and expects a final FSP to be issued in May 2008. The proposed FSP will be effective for financial statements for years beginning after December 15, 2008 and interim periods within those years. The Company is currently evaluating the Statement.

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

Our holdings of financial instruments are primarily comprised of a mix of U.S. corporate debt, government securities and commercial paper. All such instruments are classified as securities available for sale. Our debt security portfolio represents funds held temporarily pending use in our business and operations. We manage these funds accordingly. Our primary investment objective is the preservation of principal, while at the same time optimizing the generation of investment income. We seek reasonable assuredness of the safety of principal and market liquidity by investing in cash equivalents (such as Treasury bills and money market funds) and fixed income securities (such as U.S. government and agency securities, municipal securities, taxable municipals, and corporate notes) while at the same time seeking to achieve a favorable rate of return. Our market risk exposure consists principally of exposure to changes in interest rates. Our holdings are also exposed to the risks of changes in the credit quality of issuers. Historically, we have typically invested in financial instruments with maturities of less than one year. The carrying amount, which approximates fair value, and the annualized weighted average nominal interest rate of our investment portfolio at March 31, 2008, was approximately $274.8 million and 3.5%, respectively. The weighted average length to maturity was 1.6 months. A one percent change in the interest rate would have resulted in a $0.7 million impact to interest income for the quarter ended March 31, 2008.

At March 31, 2008, we had outstanding $250 million of our senior convertible notes. The senior convertible notes bear interest at a rate of 2% per annum, payable semi-annually in arrears on March 15 and September 15 of each year commencing on September 15, 2007. The senior convertible notes are convertible into shares of the Company’s common stock at an initial conversion price of $18.87 per share. The senior convertible notes may only be converted: (i) anytime after December 15, 2016; (ii) during the five business-day period after any five consecutive trading day period (the “measurement period”) in which the price per note for each trading day of that measurement period was less than 98% of the product of the last reported sale price of our common stock and the conversion rate on each such day; (iii) during any calendar quarter (and only during such quarter) after the calendar quarter ending June 30, 2007, if the last reported sale price of our common stock for 20 or more trading days in a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter exceeds 130% of the applicable conversion price in effect on the last trading day of the immediately preceding calendar quarter; or (iv) upon the occurrence of specified corporate events. Upon conversion, holders of the senior convertible notes will receive shares of common stock, subject to ViroPharma’s option to irrevocably elect to settle all future conversions in cash up to the principal amount of the senior convertible notes, and shares for any excess. We can irrevocably elect this option at any time on or prior to the 35th scheduled trading day prior to the maturity date of the senior convertible notes. The senior convertible notes may be required to be repaid on the occurrence of certain fundamental changes, as defined in the senior convertible notes. As of March 31, 2008, the fair value of the $250.0 million convertible senior notes outstanding was approximately $182.7 million, based on the level 2 valuation hierarchy under SFAS 157.

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

Beginning in 2006, we also have been exposed to movements in foreign currency exchange rates, specifically the Euro, for certain immaterial expenses. We have used foreign currency forward exchange contracts based on forecasted transactions to reduce this exposure to the risk that the eventual net cash outflows, resulting from purchases from foreign testing sites, will be adversely affected by changes in exchange rates. The nominal amount of these forwards as of March 31, 2008 was $0.3 million and the associated fair value was approximately $80,000, which is credited to research and development expenses.

ITEM 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer, or CEO, and our Chief Financial Officer, or CFO, of the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of March 31, 2008. Based on that evaluation, our management, including our CEO and CFO, concluded that as of March 31, 2008 our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to the Company’s management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the first quarter of 2008 there were no significant changes in our internal control over financial reporting identified in connection with the evaluation of such controls that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1a.	Risk Factors

We are providing the following information regarding changes that have occurred to previously disclosed risk factors from our Annual Report on Form 10-K for the year ended December 31, 2007. In addition to the other information set forth below and elsewhere in this report, you should carefully consider the factors discussed under the heading “Risk Factors” in our Form 10-K for the year ended December 31, 2007. The risks described in our Quarterly Reports on Form 10-Q are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

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

We initiated a phase 3 study in stem cell transplant patients for maribavir in September 2006 and a second phase 3 study in liver transplant patients in July 2007. While our phase 2 data for maribavir were positive, maribavir requires significant additional development efforts and regulatory approvals prior to any commercialization. The primary end point for our phase 3 studies with maribavir is different than the end point used in our phase 2 stem cell transplant study. Moreover, our phase 3 study in liver transplant patients is in a population that we have never studied. The results of ongoing and future studies of maribavir may be inconsistent with the results from previous studies and may not support further clinical development or regulatory approval. In addition, based upon discussions with the FDA and European regulatory agencies, we intend to file our initial NDA and MAA for maribavir based upon the phase 2 and phase 3 stem cell clinical trial results, but prior to the completion of the phase 3 solid organ clinical trial. By filing an NDA and MAA without a confirmatory phase 3 study, we are relying on the robustness of a single phase 3 study and the supportive data of the phase 2 study to support an approval. This filing strategy may increase the risk that the relevant regulatory authorities will not find that the results of the studies meet the requirement for approval.

We initiated our phase 2 program with Wyeth for HCV-796 in October 2006. In August 2007, we and Wyeth decided to discontinue dosing with HCV-796 in combination with pegylated interferon and ribavirin in our phase 2 study as 8% of patients showed elevated liver enzyme levels after 8 weeks or more of therapy with HCV-796 with pegylated interferon and ribavirin. In April 2008, we and Wyeth jointly determined to discontinue the development of HCV-796 due to the previously announced safety issue that emerged in the ongoing Phase 2 trial in patients with hepatitis C. We do not expect to continue to collaborate on future development of hepatitis C treatment candidates with Wyeth, however a decision to terminate the First Amended and Restated Collaboration and License Agreement dated June 26, 2003 has not been reached.

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

Even if we believe that the clinical data sufficiently demonstrates the safety and efficacy of a product candidate, regulators may disagree with us, which could delay, limit or prevent the approval of such product candidate. For example, if we follow our current plans and file an NDA or other marketing petition for maribavir based upon the phase 2 and phase 3 stem cell clinical trial results, but prior to the completion of the phase 3 solid organ clinical trial, the regulatory agencies may view the data as insufficient or inconclusive, request additional data, delay any decision past the time frames anticipated by us, limit the approved indications, or deny the approval of maribavir. As a result, we may not obtain regulatory approval, or even if a product is approved, we may not obtain the labeling claims we believe are necessary or desirable for the promotion of the product. In addition, regulatory approval may take longer than we expect as a result of a number of factors, including failure to qualify for priority review of our application. All statutes and regulations governing the approval of our product candidates are subject to change in the future. These changes may increase the time or cost of regulatory approval, limit approval, or prevent it completely.

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

We have a product candidate for the prevention and treatment of CMV in clinical development and a product candidate, NTCD, in pre-clinical development for the treatment and prevention of CDI. Schering-Plough is conducting the clinical development of pleconaril. We must complete significant laboratory, animal and clinical testing on these product candidates before we submit marketing applications in the U.S. and abroad.

The rate of completion of clinical trials depends upon many factors, including the rates of initiation of clinical sites and enrollment of patients. For example, our enrollment of patients in our phase 2 clinical trial for maribavir was impacted by our ability to identify and successfully recruit a sufficient number of patients who have undergone allogeneic hematopoietic stem cell/bone marrow transplantation. Our phase 3 studies for maribavir will require substantially more clinical sites and patients than were required for the phase 2 studies, and many of these clinical sites and patients are expected to be in Europe. We do not have extensive experience in executing clinical trials in Europe. We also initiated a second phase 3 study of maribavir in liver transplant patients. We have never conducted clinical studies in this population and we have experienced enrollment at a rate which is lower than anticipated at the initiation of the study. If we are unable to initiate a sufficient number of clinical sites and accrue sufficient clinical patients who are eligible to participate in the trials during the appropriate period, we may need to delay our clinical trials and incur significant additional costs. In addition, the FDA, Independent Safety Monitoring Boards or Institutional Review Boards may require us to delay, restrict, or discontinue our clinical trials on various grounds, including a finding that the subjects or patients are being exposed to an unacceptable health risk such as the partial clinical hold we received with regard to HCV-796. We expect to submit an initial NDA and MAA filing in 2009 for maribavir based on data generated from our phase 2 and phase 3 stem cell transplant clinical trials. However, we may be unable to submit a NDA to the FDA or marketing petitions to other regulatory authorities such as the EMEA for our product candidates within the time frame we currently expect. Once an NDA or other form of petition for marketing authority is submitted, it must be approved by the FDA or other marketing authority before we can commercialize the product described in the application. The cost of human clinical trials varies dramatically based on a number of factors, including:

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

In 2003, Congress enacted the Pediatric Research Equity Act requiring the development and submission of pediatric use data for new drug products. In Europe, a Pediatric Investigational Plan must be agreed before a MAA can be submitted. Our failure to obtain these data, or to obtain a deferral of, or exemption from, these requirements could adversely affect our chances of receiving regulatory approval, or could result in regulatory or legal enforcement actions.

Risks associated with our international business relationships could materially adversely affect our business.

We are engaged in clinical trials and have employees located in the European Union, are establishing manufacturing relationships, and are seeking approval for our drug candidate maribavir, outside the United States. In addition, we expect that if maribavir is approved for commercial sale, a significant portion of our commercial supply chain, including sourcing of raw materials and manufacturing, will be located outside of the United States. Consequently, we are, and will continue to be, subject to risks related to operating in foreign countries. Risks associated with conducting operations in foreign countries include:

•	differing regulatory requirements for drug approvals in foreign countries;

•	unexpected changes in tariffs, trade barriers and regulatory requirements;

•	economic weakness, including inflation, or political instability in particular foreign economies and markets;

•	compliance with tax, employment, immigration and labor laws for employees living or travelling abroad;

•	foreign taxes, including withholding of payroll taxes;

•	foreign currency fluctuations, which could result in increased operating expenses or reduced revenues, and other obligations incident to doing business or operating a subsidiary in another country;

•	workforce uncertainty in countries where labor unrest is more common than in the United States;

•	production shortages resulting from any events affecting raw material supply or manufacturing capabilities abroad; and

•	business interruptions resulting from geo-political actions, including war and terrorism.

These and other risks associated with our international operations may materially adversely affect our ability to attain or maintain profitable operations

ITEM 6.	Exhibits

List of Exhibits:

10.1	Lease Agreement with 730 Stockton Drive Associates, L.P. dated March 14, 2008.

31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

††	Compensation plans and arrangements for executives and others.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VIROPHARMA INCORPORATED

Date: April 28, 2008	By:	/s/ Vincent J. Milano
Vincent J. Milano
President, Chief Executive Officer, Chief Financial Officer and Treasurer
(Principal Executive Officer)

	By:	/s/ Richard S. Morris
Richard S. Morris
Chief Accounting Officer and Controller
(Principal Accounting Officer)