Form 10-Q
period 2008-06-30
VIROPHARMA INC
filed 2008-07-30
CIK 946840

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

or

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

Number of shares outstanding of the issuer’s Common Stock, par value $.002 per share, as of July 25, 2008: 69,960,218 shares.

VIROPHARMA INCORPORATED

ViroPharma Incorporated

Condensed Consolidated Balance Sheet

(unaudited)

(in thousands, except share and per share data)	June 30, 2008	December 31, 2007
Assets
Current assets:
Cash and cash equivalents	$496,534	$179,691
Short-term investments	136,342	404,637
Accounts receivable, net	27,225	17,684
Inventory	4,675	4,703
Interest receivable	1,963	5,095
Prepaid expenses and other	5,109	2,980
Deferred income taxes	2,892	7,983

Total current assets	674,740	622,773
Intangible assets, net	125,668	122,502
Property, equipment and building improvements, net	11,849	10,890
Deferred income taxes	6,133	12,312
Debt issue costs, net	7,010	7,550
Other assets	598	39

Total assets	$825,998	$776,066

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,809	$2,017
Due to partners	1,441	1,008
Accrued expenses and other current liabilities	27,493	25,345

Total current liabilities	30,743	28,370
Non-current income tax payable and other noncurrent liabilities	2,171	1,133
Long-term debt	250,000	250,000

Total liabilities	282,914	279,503

Commitments and Contingencies

Stockholders’ equity:
Preferred stock, par value $0.001 per share. 5,000,000 shares authorized; Series A convertible participating preferred stock; no shares issued and outstanding	—	—
Series A junior participating preferred stock, par value $0.001 per share. 200,000 shares designated; no shares issued and outstanding	—	—
Common stock, par value $0.002 per share. 175,000,000 shares authorized; issued and outstanding 69,960,218 shares at June 30, 2008 and 69,904,659 shares at December 31, 2007	140	140
Additional paid-in capital	502,654	498,350
Accumulated other comprehensive income (loss)	151	(546)
Retained earnings (accumulated deficit)	40,139	(1,381)

Total stockholders’ equity	543,084	496,563

Total liabilities and stockholders’ equity	$825,998	$776,066

See accompanying notes to unaudited consolidated financial statements.

ViroPharma Incorporated

Consolidated Statements of Operations

(unaudited)

	Three months ended June 30,		Six months ended June 30,
(in thousands, except per share data)	2008	2007	2008	2007
Revenues:
Net product sales	$65,437	$56,101	$116,374	$105,130

Total revenues	65,437	56,101	116,374	105,130

Costs and Expenses:
Cost of sales (excluding amortization of product rights)	2,386	2,641	4,304	4,871
Research and development	15,045	7,293	30,013	12,822
Selling, general and administrative	16,144	8,341	28,990	15,314
Intangible amortization	2,145	1,942	3,833	3,318

Total costs and expenses	35,720	20,217	67,140	36,325

Operating income	29,717	35,884	49,234	68,805
Other Income (Expense):
Interest income	4,067	6,488	10,378	10,068
Interest expense	(1,450)	(1,434)	(2,869)	(1,526)

Income before income tax expense	32,334	40,938	56,743	77,347

Income tax expense	8,264	9,302	15,223	23,653

Net income	$24,070	$31,636	$41,520	$53,694

Net income per share:
Basic	$0.34	$0.45	$0.59	$0.77
Diluted	$0.30	$0.39	$0.51	$0.70

Shares used in computing net income per share:
Basic	69,947	69,801	69,936	69,793
Diluted	84,349	83,994	84,314	77,845

See accompanying notes to unaudited consolidated financial statements.

ViroPharma Incorporated

Consolidated Statements of Stockholders’ Equity

(unaudited)

	Preferred Stock		Common Stock		Additional paid-in capital	Accumulated other comprehensive income	Retained Earnings (accumulated deficit)	Total stockholders’ equity

(in thousands)	Number of shares	Amount	Number of shares	Amount
Balance, December 31, 2007	—	$—	69,905	$140	$498,350	$(546)	$(1,381)	$496,563
Exercise of common stock options	—	—	42	—	127	—	—	127
Share-based compensation	—	—	—	—	4,080	—	—	4,080
Issuance of common stock	—	—	13	—	97	—	—	97
Unrealized gain on available for sale securities, net of income tax	—	—	—	—	—	707	—	707
Cumulative translation adjustment	—	—	—	—	—	(10)	—	(10)
Net income	—	—	—	—	—	—	41,520	41,520

Balance, June 30, 2007	—	$—	69,960	$140	$502,654	$151	$40,139	$543,084

See accompanying notes to unaudited consolidated financial statements.

ViroPharma Incorporated

Consolidated Statements of Cash Flows

(unaudited)

	Six months ended June 30,
(in thousands)	2008	2007
Cash flows from operating activities:
Net income	$41,520	$53,694
Adjustments to reconcile net income to net cash provided by operating activities:
Non-cash share-based compensation expense	4,086	3,341
Non-cash interest expense	389	217
Deferred tax provision	11,270	10,092
Depreciation and amortization expense	4,494	3,733
Changes in assets and liabilities:
Accounts receivable	(9,541)	(14,664)
Inventory	28	(693)
Interest receivable	3,132	(2,220)
Prepaid expenses and other current assets	(2,129)	(1,779)
Other assets	(559)	49
Accounts payable	(208)	(109)
Accrued expenses and other current liabilities	(2,195)	(389)
Non-current income tax payable and other non-current liabilities	40	—

Net cash provided by operating activities	50,327	51,272

Cash flows from investing activities:
Purchase of property, plant and equipment	(622)	(8,613)
Purchase of Vancocin assets	(2,078)	—
Purchases of short-term investments	—	(603,216)
Maturities of short-term investments	269,002	393,264

Net cash provided by (used in) investing activities	266,302	(218,565)

Cash flows from financing activities:
Net proceeds from the issuance of senior convertible notes	—	241,825
Net purchase of call spread transactions	—	(23,250)
Net proceeds from issuance of common stock	224	422
Excess tax benefits from share-based payment arrangements	—	39
Other	—	347

Net cash provided by financing activities	224	219,383

Effect of exchange rate changes on cash	(10)	—

Net increase in cash and cash equivalents	316,843	52,090

Cash and cash equivalents at beginning of period	179,691	51,524

Cash and cash equivalents at end of period	$496,534	$103,614

See accompanying notes to unaudited consolidated financial statements.

ViroPharma Incorporated

Notes to the Unaudited Consolidated Financial Statements

Note 1. Organization and Business Activities

ViroPharma Incorporated and subsidiaries (“ViroPharma” or the “Company”) is a biopharmaceutical company dedicated to the development and commercialization of products that address serious diseases, with a focus on products used by physician specialists or in hospital settings. The Company intends to grow through sales of its marketed product, Vancocin, through continued development of its product pipeline and through potential acquisition or licensing of products or acquisition of companies. ViroPharma has one marketed product, one product candidate in clinical development and one pending acquisition.

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

ViroPharma is developing maribavir for the prevention and treatment of cytomegalovirus, or CMV, disease, and non-toxigenic strains of C. difficile (NTCD) for the treatment and prevention of CDI. We have licensed the U.S. and Canadian rights for a third product development candidate, an intranasal formulation of pleconaril, to Schering-Plough for the treatment of picornavirus infections.

Basis of Presentation

The consolidated financial information at June 30, 2008 and for the three and six months ended June 30, 2008 and 2007, is unaudited but includes all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary to state fairly the consolidated financial information set forth therein in accordance with accounting principles generally accepted in the United States of America. The interim results are not necessarily indicative of results to be expected for the full fiscal year. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2007 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission.

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” (SFAS 157) which is effective for fiscal years beginning after November 15, 2007 and for interim periods within those years. This statement defines fair value, establishes a framework for measuring fair value and expands the related disclosure requirements. This statement applies under other accounting pronouncements that require or permit fair value measurements. The statement indicates, among other things, that a fair value measurement assumes that the transaction to sell an asset or transfer a liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability. SFAS 157 defines fair value based upon an exit price model. Relative to SFAS 157, the FASB issued FASB Staff Positions (FSP) 157-1, 157-2, and proposed 157-c. FSP 157-1 amends SFAS 157 to exclude SFAS 13 and its related interpretive accounting pronouncements that address leasing transactions, while FSP 157-2 delays the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. FSP 157-c clarifies the principles in SFAS 157 on the fair value measurement of liabilities. Public comments on FSP 157-c were due in February 2008, and responses and recommendations were presented to the board on April 9, 2008. We adopted SFAS 157 as of January 1, 2008, with the exception of the application of the

ViroPharma Incorporated

Notes to the Unaudited Consolidated Financial Statements (continued)

statement to non-recurring nonfinancial assets and nonfinancial liabilities. While we are currently evaluating the impact of the application of the statement to non-recurring nonfinancial assets and nonfinancial liabilities on our financial statements upon adoption, we do not anticipate a material impact on our operating results or financial position. Refer to Note 11 to the Unaudited Consolidated Financial Statements for additional discussion on fair value measurements.

Reclassification

Certain prior year amounts have been reclassified to conform to the current year presentation.

Note 2. Short-Term Investments

Short-term investments consist of fixed income securities with remaining maturities of greater than three months at the date of purchase and debt securities. At June 30, 2008 and December 31, 2007, all of the investments were classified as available for sale investments and measured as Level 1 instruments under SFAS 157.

The following summarizes the available for sale investments at June 30, 2008 and December 31, 2007:

(in thousands)	Cost	Gross unrealized gains	Gross unrealized losses	Fair value
June 30, 2008
Debt securities:
Corporate	$136,093	$259	$10	$136,342

	$136,093	$259	$10	$136,342

Maturities of investments were as follows:
Less than one year	$136,093	$259	$10	$136,342

December 31, 2007
Debt securities:
Corporate	$405,487	$262	$1,112	$404,637

	$405,487	$262	$1,112	$404,637

Maturities of investments were as follows:
Less than one year	$405,487	$262	$1,112	$404,637

Note 3. Inventory

Inventory is related to Vancocin and is stated at the lower of cost or market using the first-in first-out method. The following represents the components of the inventory at June 30, 2008 and December 31, 2007:

(in thousands)	June 30, 2008	December 31, 2007
Raw Materials	$3,313	$3,355
Finished Goods	1,362	1,348

Total	$4,675	$4,703

ViroPharma Incorporated

Notes to the Unaudited Consolidated Financial Statements (continued)

Note 4. Intangible Assets

The following represents the balance of the intangible assets at June 30, 2008:

(in thousands)	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
Trademarks	$13,166	$1,918	$11,248
Know-how	92,160	13,427	78,733
Customer relationship	41,773	6,086	35,687

Total	$147,099	$21,431	$125,668

The following represents the balance of the intangible assets at December 31, 2007:

(in thousands)	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
Trademarks	$12,539	$1,575	$10,964
Know-how	87,774	11,025	76,749
Customer relationship	39,786	4,997	34,789

Total	$140,099	$17,597	$122,502

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

As of June 30, 2008, we have paid an aggregate of $25.2 million to Lilly in additional purchase price consideration, as our net sales of Vancocin surpassed the maximum obligation level of $65 million in 2007, 2006 and 2005. The $25.2 million paid to Lilly was based upon 35% of $5.9 million in 2008, 35% of $17 million in 2007, 35% of $19 million in 2006 and 50% of $21 million in 2005. The Company is obligated to pay Lilly additional amounts based on 35% of annual net sales between $45 and $65 million of Vancocin during 2008 through 2011.

ViroPharma Incorporated

Notes to the Unaudited Consolidated Financial Statements (continued)

Based on net sales in the first six months of 2008, an additional $4.9 is due to Lilly on net sales of Vancocin above the net sales levels reflected above.

Note 5. Property, Equipment and Building Improvements

In March 2008, we entered into a lease for a new corporate headquarters located in Exton, Pennsylvania. Additionally, in May 2008, we entered into a lease for office space in Maidenhead, UK for our European operations. Refer to Note 13 to the Unaudited Consolidated Financial Statements for discussion of these leases.

On January 30, 2007, the Company purchased its corporate headquarters in Exton, Pennsylvania for $7.65 million, which was funded from available cash.

Note 6. Long-Term Debt

Long-Term debt as of June 30, 2008 and December 31, 2007 is summarized in the following table:

(in thousands)	June 30, 2008	December 31, 2007
Senior convertible notes	$250,000	$250,000

less: current portion	—	—

Total debt principal	$250,000	$250,000

On March 26, 2007, the Company issued $250.0 million of 2% senior convertible notes due March 2017 (the “senior convertible notes”) in a public offering. The $250.0 million includes an issuance pursuant to the underwriters’ exercise of an overalloment in the amount of $25.0 million that was closed concurrently on March 26, 2007. Net proceeds from the issuance of the senior convertible notes were $241.8 million. The senior convertible notes are unsecured unsubordinated obligations and rank equally with any other unsecured and unsubordinated indebtedness. The senior convertible notes bear interest at a rate of 2% per annum, payable semi-annually in arrears on March 15 and September 15 of each year commencing on September 15, 2007. As of June 30, 2008, the Company has accrued $1.4 million in interest payable to holders of the senior convertible notes. Debt issuance costs of $8.2 million have been capitalized and are being amortized over the term of the senior convertible notes, with the balance to be amortized as of June 30, 2008 being $7.0 million.

The senior convertible notes are convertible into shares of the Company’s common stock at an initial conversion price of $18.87 per share. The senior convertible notes may only be converted: (i) anytime after December 15, 2016; (ii) during the five business-day period after any five consecutive trading day period (the “measurement period”) in which the price per note for each trading day of that measurement period was less than 98% of the product of the last reported sale price of our common stock and the conversion rate on each such day; (iii) during any calendar quarter (and only during such quarter) after the calendar quarter ending June 30, 2007, if the last reported sale price of our common stock for 20 or more trading days in a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter exceeds 130% of the applicable conversion price in effect on the last trading day of the immediately preceding calendar quarter; or (iv) upon the occurrence of specified corporate events. Upon conversion, holders of the senior convertible notes will receive shares of common stock, subject to ViroPharma’s option to irrevocably elect to settle all future conversions in cash up to the principal amount of the senior convertible notes, and shares for any excess. We can irrevocably elect this option at any time on or prior to the 35th scheduled trading day prior to the maturity date of the senior convertible notes. The senior convertible notes may be required to be repaid on the occurrence of certain fundamental changes, as defined in the senior convertible notes. As of June 30, 2008, the fair value of the $250.0 million convertible senior notes outstanding was approximately $208.8 million, based on the level 2 valuation hierarchy under SFAS 157.

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

Note 7. Share-based Compensation

In accordance with Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”), the Company recorded share-based compensation expense as follows:

(in thousands)	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Research and development	$664	$520	$1,335	$974
Selling, general and administrative	1,349	1,233	2,751	2,367

Total	$2,013	$1,753	$4,086	$3,341

Employee Stock Option Plans

The Company currently has three option plans in place: a 1995 Stock Option and Restricted Share Plan (“1995 Plan”), a 2001 Equity Incentive Plan (“2001 Plan”) and a 2005 Stock Option and Restricted Share Plan (“2005 Plan”) (collectively, the “Plans”). May 23, 2008, the 2005 Plan was amended and an additional 5,000,000 shares of common stock was reserved for issuance upon the exercise of stock options or the grant of restricted shares or restricted share units. This amendment was approved by stockholders at the Company’s Annual Meeting of Stockholders.

ViroPharma Incorporated

Notes to the Unaudited Consolidated Financial Statements (continued)

The following table lists the balances available by Plan at June 30, 2008:

	1995 Plan	2001 Plan	2005 Plan	Combined
Number of shares authorized	4,500,000	500,000	7,850,000	12,850,000
Number of options granted since inception	(6,997,515)	(1,255,472)	(3,495,853)	(11,748,840)
Number of options cancelled since inception	2,973,158	778,525	263,140	4,014,823
Number of shares expired	(475,643)	—	—	(475,643)

Number of shares available for grant	—	23,053	4,617,287	4,640,340

The Company issued 1,250,635 stock options in the first six-months of 2008. The weighted average fair value of each option grant was estimated at $7.51 per share using the Black-Scholes option-pricing model using the following assumptions:

Expected dividend yield	—
Range of risk free interest rate	2.96% - 3.74%
Weighted-average volatility	89.1%
Range of volatility	78.0% - 90.2%
Range of expected option life (in years)	5.50 - 6.25

The Company has 6,065,092 option grants outstanding at June 30, 2008 with exercise prices ranging from $0.99 per share to $38.70 per share and a weighted average remaining contractual life of 7.22 years. The following table lists the outstanding and exercisable option grants as of June 30, 2008:

	Number of options	Weighted average exercise price	Weighted average remaining contractual term (years)	Aggregate intrinsic value (in thousands)
Outstanding	6,065,092	$10.83	7.22	$16,898
Exercisable	3,124,986	$10.22	5.62	$13,333

As of June 30, 2008, there was $23.0 million of total unrecognized compensation cost related to unvested share-based payments (including share options) granted under the Plans. That cost is expected to be recognized over a weighted-average period of 1.76 years.

Employee Stock Purchase Plan

The Company has an employee stock purchase plan. Under this plan, 13,338 shares were sold to employees during the first six months of 2008. During the year ended December 31, 2007, 22,038 shares were sold to employees. As of June 30, 2008 there are approximately 257,759 shares available for issuance under this plan.

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

Non-employee Stock Options

The Company remeasured the fair value of 5,750 options as of June 30, 2008, which resulted in approximately $6,000 impact to compensation expense in the first six months of 2008. The fair value of the non-employee share options was estimated at $20,800 using the Black-Scholes option-pricing model, with a risk free interest rate ranging from 2.1% to 3.4%, volatility ranging from 44.1% to 66.8%, weighted volatility of 62.9% and an expected option life ranging from 0.54 to 3.80 years.

There were no non-employee share options vested or exercised during the quarter ended June 30, 2008 or 2007.

ViroPharma Incorporated

Notes to the Unaudited Consolidated Financial Statements (continued)

Note 8. Income Tax Expense

The Company’s effective income tax rate was 25.6% and 22.7% for the quarters ended June 30, 2008 and 2007, respectively, and 26.8% and 30.6% for the six months ended June 30, 2008 and 2007, respectively. Income tax expense includes federal, state and foreign income tax at statutory rates and the effects of various permanent differences. The decrease in the 2008 rate as compared to 2007 is primarily due to the Company’s current estimate of the impact of orphan drug credit for maribavir.

On January 1, 2007, the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). During the quarter ended June 30, 2008, we had no material changes to our non-current liability for uncertain tax positions. The Company’s 2006 federal income tax return is currently under examination. The final outcome of this review is not yet determinable.

Note 9. Comprehensive Income

The following table reconciles net income to comprehensive income for the three and six months ended June 30, 2008 and 2007:

(in thousands)	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Net income	$24,070	$31,636	$41,520	$53,694
Other comprehensive:
Unrealized gains on available for sale securities	(588)	(768)	707	(636)
Currency translation adjustments	67	—	(10)	—

Comprehensive income	$23,549	$30,868	$42,217	$53,058

The unrealized gains are reported net of federal and state income taxes.

Note 10. Earnings per share

(in thousands, except per share data)	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Basic Earnings Per Share
Net income	$24,070	$31,636	$41,520	$53,694
Common stock outstanding (weighted average)	69,947	69,801	69,936	69,793

Basic net income per share	$0.34	$0.45	$0.59	$0.77

Diluted Earnings Per Share
Net income	$24,070	$31,636	$41,520	$53,694
Add interest expense on senior convertible notes, net of income tax	903	895	1,786	953

Diluted net income	$24,973	$32,531	$43,306	$54,647

Common stock outstanding (weighted average)	69,947	69,801	69,936	69,793
Add shares from senior convertible notes	13,248	13,249	13,248	7,100
Add “in-the-money” stock options	1,154	944	1,130	952

Common stock assuming conversion and stock option exercises	84,349	83,994	84,314	77,845

Diluted net income per share	$0.30	$0.39	$0.51	$0.70

The following common shares that are associated with stock options were excluded from the calculations as their effect would be anti-dilutive:

(in thousands)	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Common Shares Excluded	4,912	2,312	4,935	1,837

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

The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of June 30, 2008:

		Fair Value Measurements at June 30, 2008 Using
(in millions of dollars)	Total Carrying Value at June 30, 2008	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Cash and cash equivalents	$496,534	$496,534	$—	$—
Short-term investments	136,342	136,342	—	—

Total	632,876	632,876	—	—

Valuation Techniques - Cash and cash equivalents and short-term investments are measured at fair value using quoted market prices and are classified within Level 1 of the valuation hierarchy. There were no changes in valuation techniques during the quarter ended June 30, 2008.

Note 12. Subsequent Events

On July 15, 2008, we announced that ViroPharma and Lev Pharmaceuticals, Inc. (Lev) signed a definitive merger agreement under which ViroPharma will acquire Lev. Lev is a biopharmaceutical company focused on developing and commercializing therapeutic products for the treatment of inflammatory diseases. The merger agreement provides for HAE Acquisition Corp., a wholly owned merger subsidiary (Merger Sub) of ViroPharma, to merge with and into Lev with Lev continuing as the surviving company. The terms of the merger agreement provide for the conversion of each share of Lev common stock into upfront consideration of $442.9 million, or $2.75 per Lev share, comprised of $2.25 per share in cash and $0.50 per share in ViroPharma common stock (subject to collars), and contingent consideration of up to $1.00 per share which may be paid on achievement of certain regulatory and commercial milestones. The Company expects to fund the acquisition with our current cash, cash equivalents and short-term investments.

The merger agreement contains certain termination rights for ViroPharma and Lev, as the case may be, applicable upon the occurrence of certain events specified in the merger agreement. The merger agreement provides that, in the event of the termination of the merger agreement under specified circumstances, Lev may be required to pay ViroPharma a termination fee.

ViroPharma Incorporated

Notes to the Unaudited Consolidated Financial Statements (continued)

The merger agreement provides for both ViroPharma and Lev to conduct their respective businesses in the ordinary course until the merger is completed and not to take certain actions during the period from the date of the merger agreement until the date of completion of the merger.

The transaction with a potential net aggregate value of up to approximately $617.5 million has been unanimously approved by the boards of directors of both companies. We expect the transaction to be completed by the end of 2008. In addition, concurrently with the execution of the merger agreement, ViroPharma made a $20 million investment in Lev common stock to provide Lev with short and medium term financing in connection with the commercialization of its product candidate Cinryze™.

Note 13. Commitments and Contingencies

In March 2008, the Company entered into a lease, comprising 78,264 square feet of office and related space, for the Company’s new headquarters located in Exton, Pennsylvania. The lease expires seven years and six months from the point in which the Company begins to occupy the space, which is expected in the fourth quarter of 2008.

In May 2008, the Company entered into a lease in Maidenhead, United Kingdom, comprising 8,000 square feet of office space, for our European operations. The lease expires in May 2018.

The Company’s future minimum lease payments under the Company’s operating leases related to buildings and equipment for periods subsequent to June 30, 2008 are as follows (in thousands):

Year ending December 31,	Commitments
2008	$221
2009	1,281
2010	1,627
Thereafter	11,863

Total minimum payments	$14,992

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

Note 14. Supplemental Cash Flow Information

(in thousands)	Six months ended June 30,
	2008	2007
Supplemental disclosure of non-cash transactions:
Employee share-based compensation	$4,080	$3,350
Liability classified share-based compensation benefit	6	9
Unrealized gains on available for sale securities	707	636
Reversal of accrued deferred finance costs	151	—
Non-cash increase of intangible assets for Vancocin obligation to Lilly	4,921	5,950
Asset retirement obligation	998	—
Accretion of asset retirement obligation	36	—
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$7,278	$15,394
Cash paid for interest	2,500	—
Cash received for stock option exercises	127	345
Cash received for employee stock purchase plan	97	79

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We are a biopharmaceutical company dedicated to the development and commercialization of products that address serious diseases, with a focus on products used by physician specialists or in hospital settings. We intend to grow through sales of our marketed product, Vancocin® HCl capsules, through the continued development of our product pipeline and through potential acquisition or licensing of products or acquisition of companies. We have one marketed product, one product candidate in clinical development, and one pending acquisition.

We market and sell Vancocin® HCl capsules, the oral capsule formulation of vancomycin hydrochloride, in the U.S. and its territories. Vancocin is a potent antibiotic approved by the U.S. Food and Drug Administration, or FDA, to treat antibiotic-associated pseudomembranous colitis caused by Clostridium difficile infection (CDI), or C. difficile, and enterocolitis caused by Staphylococcus aureus, including methicillin-resistant strains. We are developing maribavir for the prevention and treatment of cytomegalovirus, or CMV, disease, and non-toxigenic strains of C. difficile (NTCD) for the treatment and prevention of CDI. We have licensed the U.S. and Canadian rights for a third product development candidate, an intranasal formulation of pleconaril, to Schering-Plough for the treatment of picornavirus infections.

On July 15, 2008, we announced that ViroPharma and Lev Pharmaceuticals, Inc. (Lev) signed a definitive merger agreement under which ViroPharma will acquire Lev, a biopharmaceutical company focused on developing and commercializing therapeutic products for the treatment of inflammatory diseases. We expect the transaction to be completed by the end of 2008.

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

Executive Summary

Since March 31, 2008, we experienced the following:

Business Activities

CMV:

•	Completed enrollment in Phase 3 study of maribavir in stem cell transplant (SCT) patients;

•	Announced intent to present top line maribavir Phase 3 SCT data in the first quarter of 2009;

•

Announced intent to file the initial NDA (New Drug Application) in the U.S., MAA (Marketing Authorization Application) in Europe, and NDS (New Drug Submission) in Canada for maribavir in SCT patients based on the 6-month assessments in the third quarter of 2009;

•	Published full data set from maribavir Phase 2 in stem cell transplant patients in June 1 issue of Blood; and

•	Patient enrollment continued in Phase 3 study of maribavir in solid organ (liver) transplant patients;

CDI:

•	Vancocin prescriptions continued to increase, with a 7.6% increase compared to the second quarter of 2007;

•	Efforts continued to optimize manufacturing and scale up for non-toxigenic C. difficile (NTCD) program;

HCV (with our partner Wyeth):

•	Announced in April that we have discontinued the development of HCV-796 due to the previously announced safety issue that emerged in the ongoing Phase 2 trial in patients with hepatitis C;

Business Development

•

Signed a definitive merger agreement under which we will acquire Lev Pharmaceuticals, Inc. (Lev) for $442.9 million of upfront consideration, or $2.75 per Lev share, comprised of $2.25 per share in cash and $0.50 per share in ViroPharma common stock (subject to collar) and a potential total deal value of up to approximately $617.5 million including contingent consideration of up to $1.00 per share which may be paid on achievement of certain regulatory and commercial milestones.

•	The transaction is expected to be completed by the end of 2008.

Financial Results

•	Increased working capital by $24.5 million to $644.0 million, primarily as a result of operating cash flows and higher accounts receivable;

•	Increased net sales to $65.4 million, which was impacted by a price increase in February and higher volumes;

Liquidity

•	Generated net cash from operating activities of $35.9 million;

•	Purchased $20 million of Lev common stock concurrently with the execution of the merger agreement on July 15, 2008;

•	Increased cash and cash equivalents and short-term investments by $33.9 million, primarily driven by operating cash flows.

During the remainder of 2008 and going forward, we expect to face a number of challenges, which include the following:

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

We cannot assure you that generic competitors will not take advantage of the absence of patent protection for Vancocin to attempt to market a competing product. We are not able to predict the time period in which a generic drug may enter the market. On March 17, 2006, we learned that the OGD changed its approach regarding the conditions that must be met in order for a generic drug applicant to request a waiver of in-vivo bioequivalence testing for copies of Vancocin. We are opposing this attempt. In the event this change in methods to determine bioequivalence remains in effect, the time period in which a generic competitor may enter the market would be reduced and multiple generics may enter the market, which would materially impact our operating results, cash flows and possibly asset valuations. There can be no assurance that the FDA will agree with the positions stated in our Vancocin related submissions or that our efforts to oppose the OGD’s March 2006 recommendation to determine bioequivalence to Vancocin through in vitro dissolution testing will be successful. We cannot predict the timeframe in which the FDA will make a decision regarding either our citizen petition for Vancocin or the approval of generic versions of Vancocin. If we are unable to change the recommendation set forth by the OGD in March 2006, the threat of generic competition will be high.

We also face risks associated with our ability to complete the acquisition of Lev Pharmaceuticals, Inc., our ability to successfully integrate Lev into our company, and recognize value from the acquisition. Our ability to complete the transaction is dependent upon, among others, our ability to obtain regulatory approvals of the transaction on the proposed terms and schedule and Lev stockholders approval of the transaction. Our inability to successfully integrate the companies could result in delays in, or the failure to, realize cost savings and any other synergies. Disruption from the transaction could make it more difficult to maintain relationships with customers, employees or suppliers. In the event that the safety and/or efficacy results of existing clinical trials for Cinryze(TM) do not support approval for a biologics license, the FDA requires Lev, or after the merger, ViroPharma, to conduct additional clinical trials for Cinryze(TM), the FDA interprets data differently than Lev, or after the merger, ViroPharma, or requires more data or a more rigorous analysis of data than expected, or market acceptance of Cinryze(TM) upon approval does not meet our expectations, then we will not recognize the value we anticipate from the acquisition.

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

While we anticipate that cash flows from Vancocin, as well as our current cash, cash equivalents and short-term investments, should allow us to fund our acquisition of Lev, our investment in Lev’s common stock and substantially all of our ongoing development and other operating costs, as well as the interest payable on the senior convertible notes, we may need additional financing in order to expand our product portfolio. We cannot assure you that planned clinical trials can be initiated, or that planned or ongoing clinical trials can be successfully concluded or concluded in accordance with our anticipated schedule and costs.

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

Results of Operations

Three and Six-months ended June 30, 2008 and 2007

(in thousands, except per share data)	For the three months ended June 30,		For the six months ended June 30,
	2008	2007	2008	2007
Net product sales	$65,437	$56,101	$116,374	$105,130

Total revenues	$65,437	$56,101	$116,374	$105,130

Cost of sales (excluding amortization of product rights)	$2,386	$2,641	$4,304	$4,871

Operating income	$29,717	$35,884	$49,234	$68,805

Net income	$24,070	$31,636	$41,520	$53,694
Net income per share:
Basic	$0.34	$0.45	$0.59	$0.77
Diluted	$0.30	$0.39	$0.51	$0.70

The $6.2 million and $19.6 million decrease in operating income for the three and six month periods ended 2008 as compared to the comparative periods in 2007 resulted from the increased costs to support our CMV and NTCD development programs as well as increased selling, general and administrative costs, offset by higher net sales and a slight decrease in the cost of sales. The decrease in net income for the three and six months ended June 30, 2008 resulted primarily from the factors discussed above along with a $2.4 million decrease in interest income for the three month period ended June 30, 2008 offset by a $1.0 million and $8.4 million reduction in income tax expense for the three and six months periods ended June 30, 2008.

Revenues

Revenues consisted of the following:

(in thousands)	For the three months ended June 30,		For the six months ended June 30,
	2008	2007	2008	2007
Net product sales	$65,437	$56,101	$116,374	$105,130

Total revenues	$65,437	$56,101	$116,374	$105,130

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

During the three and six months ended June 30, 2008, net sales of Vancocin increased 16.6% and 10.7%, respectively, compared to the same periods in 2007 primarily due to the impact of a price increase during 2008 and an increase in the number of units sold to wholesalers. We believe, based upon data reported by IMS Health Incorporated, that prescriptions during the three and six months ended June 30, 2008 exceeded prescriptions in the 2007 periods by 7.6% and 5.7%, respectively.

Approximately 94% of our sales are to three wholesalers. Vancocin product sales are influenced by prescriptions and wholesaler forecasts of prescription demand, which could be at different levels from period to period. We receive inventory data from one of our three largest wholesalers through our fee for service agreements. We do not independently verify this data. Based on this inventory data and our estimates, we believe that as of June 30, 2008, the wholesalers did not have excess channel inventory.

Cost of sales (excluding amortization of product rights)

Vancocin cost of sales includes the cost of materials and distribution costs and excludes amortization of product rights. The decrease of $0.3 million and $0.6 million over the respective prior year periods is the result of increased efficiency in the manufacturing process.

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

Research and development expenses were divided between our research and development programs in the following manner:

(in thousands)	For the three months ended June 30,		For the six months ended June 30,
	2008	2007	2008	2007
Direct – Core programs
CMV	$9,735	$4,110	$18,943	$7,067
HCV	375	131	750	381
Vancocin	156	164	373	257
Non-toxigenic strains of C. difficile (NTCD)	872	102	1,874	121
Indirect
Development	3,907	2,786	8,073	4,996

Total	$15,045	$7,293	$30,013	$12,822

Direct Expenses—Core Development Programs

Our direct expenses related to our CMV program increased significantly in the three and six-months ended June 30, 2008 as we advanced through our two ongoing Phase 3 clinical studies. Specifically, we continued and in May 2008 completed recruitment into the phase 3 study of maribavir in patients undergoing allogeneic stem cell transplant at transplant centers in the U.S., Canada and several European countries. Data collection for the six month assessments will continue through the end of November 2008. We are continuing enrollment in our ongoing Phase 3 clinical study of maribavir in patients receiving liver transplantation in the U.S. and Europe. Additionally, we began executing on our pre-launch plans for our clinical, regulatory and commercial activities for maribavir in the U.S. and Europe as we move towards our planned 2009 initial NDA, MAA and NDS filings for maribavir in stem cell transplant patients. We intend to file a supplemental NDA, MAA and NDS for maribavir in liver transplant patients when the data is available. During the first six months of 2007 we continued recruitment into an ongoing phase 3 study of maribavir in patients undergoing allogeneic stem cell transplant and prepared for a second phase 3 study of maribavir in liver transplant patients.

Related to our HCV program, costs in the first six-months of 2008 primarily represent those paid to Wyeth in connection with our cost-sharing arrangement related to discovery efforts to identify potential back-ups/follow-on compounds to HCV-796. During the first six-months of 2007, costs included continued recruitment in the 500 mg BID arms of a phase 2 study of HCV-796 when dosed in combination with pegylated interferon and ribavirin. In April 2008, we announced that ViroPharma and Wyeth, have jointly discontinued the development of HCV-796 due to the previously announced safety issue that emerged in the ongoing Phase 2 trial in patients with hepatitis C. We also announced that ViroPharma and Wyeth do not expect to continue to collaborate on future development of hepatitis C treatment candidates.

The increase in costs of NTCD in the first six months of 2008 over 2007 relate to increased research and development activities and the costs associated with manufacturing NTCD spores.

Related to our Vancocin program, costs in the first six months of 2008 and 2007 related to additional research activities.

Anticipated fluctuations in future direct expenses are discussed under “Liquidity – Development Programs.”

Indirect Expenses

These costs primarily relate to the compensation of and overhead attributable to our development team. The increase in 2008 as compared to 2007 is primarily due to increased personnel costs of $2.7 million resulting from additional hiring in the US and EU to support our clinical studies of maribavir and prepare for a regulatory submission and commercial expenses to support a potential future product launch.

Selling, general and administrative expenses

Selling, general and administrative expenses (SG&A) increased for the three and six months ending June 30, 2008 $7.8 million and $13.7 million, respectively, comparative to the same periods in 2007. For the six month period, the largest contributors to these increases were compensation costs, including share based compensation, as a result of increased headcount from the addition of our European operations and the Vancocin sales force ($5.9 million), medical education activities ($3.4 million) and marketing efforts ($1.8 million). Included in legal and consulting costs are expenses incurred related to our opposition to the attempt by the OGD regarding the conditions that must be met in order for a generic drug application to request a waiver of in-vivo bioequivalence testing for copies of Vancocin, which were $1.8 million and $1.5 million in the first half of 2008 and 2007, respectively. We anticipate that these additional legal and consulting costs will continue at the current level, or possibly higher, in future periods as we continue this opposition. During the remainder of 2008, we anticipate to continue to increase spending in selling, general and administrative expenses, driven by increased compensation due to increased headcount, as well additional medical education and marketing expenses.

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

Intangible amortization, increased in all respective periods, with $2.1 million and $1.9 million for the three months ended June 30, 2008 and 2007, respectively and $3.8 million and $3.3 million for the six months ended June 30, 2008 and 2007, respectively. The increase for each comparative period was primarily related to the $0.4 million increase in the cumulative adjustment, which was $1.0 million for the first half of 2008 and $0.6 million for the first half of 2007.

In March 2006, as a result of OGD’s change in approach relating to generic bioequivalence determinations, we reviewed the value of the intangible asset and concluded that there was no impairment of the carrying value of the intangible assets or change to the useful lives as estimated at the acquisition date. Additionally, on an ongoing periodic basis, we evaluate the useful life of these intangible assets and determine if any economic, governmental or regulatory event has modified their estimated useful lives. This evaluation did not result in a change in the life of the intangible assets during the quarter ended June 30, 2008. We will continue to monitor the actions of the OGD and consider the effects of our opposition efforts and the announcements by generic competitors or other adverse events for additional impairment indicators and we will reevaluate the expected cash flows and fair value of our Vancocin-related assets, as well as estimated useful lives, at such time.

Other Income (Expense)

Interest Income

Interest income for three months ended June 30, 2008 and 2007 was $4.1 million and $6.5 million, and for the six months ended June 30, 2008 and 2007 was $10.4 million and $10.1 million, respectively. Interest income decreased for the three months ended June 30, 2008 primarily due to a decreased rate of returns. Interest income for the six months ended June 30, 2008 increased due to increased short-term investments, partially offset by decreased rate of returns.

Interest Expense

(in thousands)	For the three months ended June 30,		For the six months ended June 30,
	2008	2007	2008	2007
Interest expense on 2% senior convertible notes	$1,250	$1,231	$2,480	$1,310
Amortization of finance costs	200	203	389	216

Total interest expense	$1,450	$1,434	$2,869	$1,526

Interest expense and amortization of finance costs in 2008 and 2007 relates entirely to the senior convertible notes issued on March 26, 2007, as described in Note 6 to the Unaudited Consolidated Financial Statements.

Income Tax Expense

Our effective income tax rate was 25.6% and 22.7% for the quarters ended June 30, 2008 and 2007, respectively and 26.8% and 30.6% for the six months ended June 30, 2008 and 2007, respectively. Our income tax expense includes federal, state and foreign income taxes at statutory rates and the effects of various permanent differences. The decrease in the 2008 rate as compared to 2007 is primarily due to our current estimate of the impact of the orphan drug credit for maribavir. We currently anticipate an effective tax rate in the range of approximately 25% to 30% for the year ended December 31, 2008, which includes an estimate related to orphan drug credit based upon estimates of qualified expenses and excludes the impact of discreet items and any potential changes in the valuation allowance. We continue to evaluate our qualified expenses and, to the extent that actual qualified expenses vary significantly from our estimates, our effective tax rate will be impacted.

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

Our ability to generate positive cash flow is also impacted by the timing of anticipated events in our CMV and NTCD programs, including the scope of the clinical trials required by regulatory authorities, results from clinical trials, the results of our product development efforts, variations from our estimate of future direct and indirect expenses and costs associated with our acquisition of Lev.

While we anticipate that cash flows from Vancocin, as well as our current cash, cash equivalents and short-term investments, should allow us to fund our acquisition of Lev, our investment in Lev’s common stock and substantially all of our ongoing development and other operating costs, as well as the interest payable on the senior convertible notes, we may need additional financing in order to expand our product portfolio. At June 30, 2008, we had cash, cash equivalents and short-term investments of $632.9 million. At June 30, 2008, the annualized weighted average nominal interest rate on our short-term investments was 2.2% and the weighted average length to maturity was 2.0 months.

Overall Cash Flows

During the six months ended June 30, 2008, we generated $50.3 million of net cash from operating activities, primarily from the cash contribution of Vancocin. Partially offsetting this cash contribution is the impact of higher accounts receivables, which is related to the timing of orders and the price increase, higher prepaid expenses and other current assets, offset by increased accrued expenses. We were provided with $266.3 million of cash from investing activities, as we transferred short-term investments to cash and cash equivalents. Our net cash provided by financing activities for the six months ended June 30, 2008 was $0.2 million.

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

Operating Cash Outflows

The cash flows we have used in operations historically have been applied to research and development activities, marketing and business development efforts, general and administrative expenses, servicing our debt, and income tax payments. Bringing drugs from the preclinical research and development stage through phase 1, phase 2, and phase 3 clinical trials and FDA approval is a time consuming and expensive process. Because our product candidates are currently in the clinical stage of development, there are a variety of events that could occur during the development process that will dictate the course we must take with our drug development efforts and the cost of these efforts. As a result, we cannot reasonably estimate the costs that we will incur through the commercialization of any product candidate. However, due to advancements in our clinical trials with maribavir and our initiative to develop non-toxigenic strains of C. difficile, we expect future costs to exceed current costs. Additionally, we will use a significant amount of our existing cash and cash equivalents to fund our acquisition of Lev Pharmaceuticals. The most significant of our near-term operating development cash outflows are as described under “Development Programs”.

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

Core Development Programs

CMV program—From the date we in-licensed maribavir through June 30, 2008, we paid $62.7 million of direct costs in connection with this program, including the acquisition fee of $3.5 million paid to GSK for the rights to maribavir in September 2003 and a $3.0 million milestone payment in February 2007.

During the remainder of 2008, we expect maribavir-related activities to include continued recruitment into the ongoing phase 3 study in patients who have received a liver transplant as well as data collection from patients in our Phase 3 study undergoing allogeneic stem cell transplant. We will also continue to conduct phase 1 clinical pharmacology studies to support the overall clinical development program. Based on the execution of phase 3 clinical development studies, we expect our expenses in 2008 for the CMV program to be substantially higher than in 2007. We are solely responsible for the cost of developing our CMV product candidate.

Should we achieve certain product development events, we are obligated to make certain milestone payments to GSK, the licensor of maribavir.

HCV program—From the date that we commenced predevelopment activities for compounds in this program that are currently active through June 30, 2008, we paid $4.5 million in direct expenses for the predevelopment and development activities relating to such compounds. These costs are net of contractual cost sharing arrangements between Wyeth and us. Wyeth pays a substantial portion of the collaboration’s predevelopment and development expenses.

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

Vancocin—We acquired Vancocin in November 2004 and through June 30, 2008, we have spent approximately $1.2 million in direct research and development costs related to Vancocin activities since acquisition.

NTCD—We acquired NTCD in February 2006 and through June 30, 2008 have spent approximately $2.9 million in direct research and development costs. During the remainder of 2008, we expect our research and development activities on NTCD to increase significantly, therefore, we expect direct costs to increase materially above 2007 levels.

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

Business development activities

Through June 30, 2008, we paid an acquisition price of $116.0 million, paid $25.2 million related to additional purchase price consideration tied to product sales (see Note 4 of the Unaudited Consolidated Financial Statements) and incurred $2.0 million of fees and expenses in connection with the Vancocin acquisition.

As more fully detailed in a Current Report on Form 8-K filed with the Securities and Exchange Commission, on July 15, 2008, we announced that we signed a definitive merger agreement with Lev Pharmaceuticals, Inc. (Lev), pursuant to which we will acquire Lev. The merger agreement provides for HAE Acquisition Corp., our wholly owned merger subsidiary, to merge with and into Lev with Lev continuing as the surviving company. The terms of the merger agreement provide for the conversion of each share of Lev common stock into upfront consideration of $442.9 million, or $2.75 per Lev share, comprised of $2.25 per share in cash and $0.50 per share in our common stock (subject to collars), and contingent consideration of up to $1.00 per share which may be paid upon achievement of certain regulatory and commercial milestones.

The merger agreement contains certain termination rights for us and Lev, as the case may be, applicable upon the occurrence of certain events specified in the merger agreement. The merger agreement provides that, in the event of the termination of the merger agreement under specified circumstances, Lev may be required to pay us a termination fee.

The merger agreement provides for both us and Lev to conduct our respective businesses in the ordinary course until the merger is completed and not to take certain actions during the period from the date of the merger agreement until the date of completion of the merger.

Lev is a biopharmaceutical company focused on developing and commercializing therapeutic products for the treatment of inflammatory diseases. The transaction with a potential net aggregate value of up to approximately $617.5 million has been unanimously approved by the boards of directors of both companies. We expect the transaction to be completed by the end of 2008. In addition, concurrently with the execution of the merger agreement, we made a $20 million investment in Lev common stock to provide Lev with short and medium term financing in connection with the commercialization of its product candidate Cinryze™. We also expect to incur substantial additional costs in connection with the transaction, including costs associated with severance payments, repayment of outstanding debt, advisors’ fees and other transaction-related expenses.

Subsequent to our pending acquisition of Lev, we intend to seek to acquire additional products or product candidates. The costs associated with evaluating or acquiring any additional product or product candidate can vary substantially based upon market size of the product, the commercial effort required for the product, the product’s current stage of development, and actual and potential generic and non-generic competition for the product, among other factors. Due to the variability of the cost of evaluating or acquiring business development candidates, it is not feasible to predict what our actual evaluation or acquisition costs would be, if any, however, the costs could be substantial.

Senior Convertible Notes

On March 26, 2007, the Company issued $250.0 million of 2% senior convertible notes due March 2017 (the “senior convertible notes”) in a public offering. The $250.0 million includes an issuance pursuant to the underwriters’ exercise of an overalloment in the amount of $25.0 million that was closed concurrently on March 26, 2007. Net proceeds from the issuance of the senior convertible notes were $241.8 million. The senior convertible notes are unsecured unsubordinated obligations and rank equally with any other unsecured and unsubordinated indebtedness. The senior convertible notes bear interest at a rate of 2% per annum, payable semi-annually in arrears on March 15 and September 15 of each year commencing on September 15, 2007. As of June 30, 2008, the Company has accrued $1.4 million in interest payable to holders of the senior convertible notes. Debt issuance costs of $8.2 million have been capitalized and are being amortized over the term of the senior convertible notes, with the balance to be amortized as of June 30, 2008 being $7.0 million.

The senior convertible notes are convertible into shares of the Company’s common stock at an initial conversion price of $18.87 per share. The senior convertible notes may only be converted: (i) anytime after December 15, 2016; (ii) during the five business-day period after any five consecutive trading day period (the “measurement period”) in which the price per note for each trading day of that measurement period was less than 98% of the product of the last reported sale price of our common stock and the conversion rate on each such day; (iii) during any calendar quarter (and only during such quarter) after the calendar quarter ending June 30, 2007, if the last reported sale price of our common stock for 20 or more trading days in a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter exceeds 130% of the applicable conversion price in effect on the last trading day of the immediately preceding calendar quarter; or (iv) upon the occurrence of specified corporate events. Upon conversion, holders of the senior convertible notes will receive shares of common stock, subject to ViroPharma’s option to irrevocably elect to settle all future conversions in cash up to the principal amount of the senior convertible notes, and shares for any excess. We can irrevocably elect this option at any time on or prior to the 35th scheduled trading day prior to the maturity date of the senior convertible notes. The senior convertible notes may be required to be repaid on the occurrence of certain fundamental changes, as defined in the senior convertible notes. As of June 30, 2008, the fair value of the $250.0 million convertible senior notes outstanding was approximately $208.8 million, based on the level 2 valuation hierarchy under SFAS 157.

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

On an ongoing periodic basis, we evaluate the useful life of intangible assets and determine if any economic, governmental or regulatory event has modified their estimated useful lives. While we reviewed the useful life of our intangible assets in March 2006 in light of the actions taken by the OGD, we did not change the useful life of our intangible assets during the quarter ended June 30, 2008. See Note 4 of the Unaudited Consolidated Financial Statements for further information.

•

Short-term Investments—We review our short-term investments on a periodic basis for other-than-temporary impairments. This review considers credit worthiness and our intent and ability to hold debt securities until maturity and is subjective as it requires management to evaluate whether an event or change in circumstances has occurred in that period that may have a significant adverse effect on the fair value of the investment. As of June 30, 2008, no unrealized losses are other-than-temporary.

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

In May 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”). The FSP requires the issuer of convertible debt instruments with cash settlement features to separately account for the liability and equity components of the instrument. The debt is recognized at the present value of its cash flows discounted using the issuer’s nonconvertible debt borrowing rate. The equity component is recognized as the difference between the proceeds from the issuance of the note and the fair value of the liability. The FSP also requires an accretion of the resultant debt discount over the expected life of the debt. The transition guidance requires retrospective application to all periods presented, and does not grandfather existing instruments. The FSP will be effective for financial statements for years beginning after December 15, 2008 and interim periods within those years. The Company is currently evaluating the Statement but anticipates a material increase interest expense as a result of the accretion of the debt discount.

In November 2007, the FASB issued EITF 07-1 “Accounting for Collaborative Arrangements Related to the Development and Commercialization of Intellectual Property” which is focused on how the parties to a collaborative agreement should disclose costs incurred and revenue generated on sales to third parties, how sharing payments pursuant to a collaboration agreement should be presented in the income statement and certain related disclosure questions. EITF 07-1 is effective for fiscal years ended after December 15, 2008. While we are currently evaluating the impact of EITF 07-1 on our financial statements upon adoption, we do not anticipate a material impact on operating results or financial position.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk

Our holdings of financial instruments are primarily comprised of a mix of U.S. corporate debt, government securities and commercial paper. All such instruments are classified as securities available for sale. Our debt security portfolio represents funds held temporarily pending use in our business and operations. We manage these funds accordingly. Our primary investment objective is the preservation of principal, while at the same time optimizing the generation of investment income. We seek reasonable assuredness of the safety of principal and market liquidity by investing in cash equivalents (such as Treasury bills and money market funds) and fixed income securities (such as U.S. government and agency securities, municipal securities, taxable municipals, and corporate notes) while at the same time seeking to achieve a favorable rate of return. Our market risk exposure consists principally of exposure to changes in interest rates. Our holdings are also exposed to the risks of changes in the credit quality of issuers. Historically, we have typically invested in financial instruments with maturities of less than one year. The carrying amount, which approximates fair value, and the annualized weighted average nominal interest rate of our investment portfolio at June 30, 2008, was approximately $136.3 million and 2.2%, respectively. The weighted average length to maturity was 2.0 months. A one percent change in the interest rate would have resulted in a $0.3 million impact to interest income for the quarter ended June 30, 2008.

At June 30, 2008, we had outstanding $250 million of our senior convertible notes. The senior convertible notes bear interest at a rate of 2% per annum, payable semi-annually in arrears on March 15 and September 15 of each year commencing on September 15, 2007. The senior convertible notes are convertible into shares of the Company’s common stock at an initial conversion price of $18.87 per share. The senior convertible notes may only be converted: (i) anytime after December 15, 2016; (ii) during the five business-day period after any five consecutive trading day period (the “measurement period”) in which the price per note for each trading day of that measurement period was less than 98% of the product of the last reported sale price of our common stock and the conversion rate on each such day; (iii) during any calendar quarter (and only during such quarter) after the calendar quarter ending June 30, 2007, if the last reported sale price of our common stock for 20 or more trading days in a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter exceeds 130% of the applicable conversion price in effect on the last trading day of the immediately preceding calendar quarter; or (iv) upon the occurrence of specified corporate events. Upon conversion, holders of the senior convertible notes will receive shares of common stock, subject to ViroPharma’s option to irrevocably elect to settle all future conversions in cash up to the principal amount of the senior convertible notes, and shares for any excess. We can irrevocably elect this option at any time on or prior to the 35th scheduled trading day prior to the maturity date of the senior convertible notes. The senior convertible notes may be required to be repaid on the occurrence of certain fundamental changes, as defined in the senior convertible notes. As of June 30, 2008, the fair value of the $250.0 million convertible senior notes outstanding was approximately $208.8 million, based on the level 2 valuation hierarchy under SFAS 157.

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

Beginning in 2006, we also have been exposed to movements in foreign currency exchange rates, specifically the Euro, for certain immaterial expenses. We have used foreign currency forward exchange contracts based on forecasted transactions to reduce this exposure to the risk that the eventual net cash outflows, resulting from purchases from foreign testing sites, will be adversely affected by changes in exchange rates. The nominal amount of these forwards as of June 30, 2008 was $0.3 million and the associated fair value was approximately $80,000, which is credited to research and development expenses.

ITEM 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer, or CEO, and our Chief Financial Officer, or CFO, of the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of June 30, 2008. Based on that evaluation, our management, including our CEO and CFO, concluded that as of June 30, 2008 our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to the Company’s management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the second quarter of 2008 there were no significant changes in our internal control over financial reporting identified in connection with the evaluation of such controls that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1a.	Risk Factors

We are providing the following information regarding changes that have occurred to previously disclosed risk factors from our Annual Report on Form 10-K for the year ended December 31, 2007 and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, specifically our entry into an agreement and plan of merger dated as of July 15, 2008, with Lev Pharmaceuticals, Inc., and HAE Acquisition Corp., our wholly owned merger subsidiary, which we refer to as the merger agreement, and related transaction agreements, described in our Current Report on Form 8-K filed on July 18, 2008. In addition to the other information set forth below and elsewhere in this report, you should carefully consider the factors discussed under the heading “Risk Factors” in our Form 10-K for the year ended December 31, 2007 and our Form 10-Q for the quarter ended March 31, 2008. The risks described in our Quarterly Reports on Form 10-Q are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

If we do not successfully integrate Lev into our business, then the benefits of the merger will not be fully realized and the market price of our common stock may be negatively affected.

We may not achieve successful integration of the Lev assets in a timely manner, or at all, and we may not realize the benefits and synergies of the merger to the extent, or in the timeframe, anticipated. We entered into the merger agreement with the expectation that the merger will result in benefits arising out of the combination of the companies. The successful integration of us and Lev will require, among other things, integration of Lev’s assets into the Company. It is possible that the integration process could result in the loss of key employees, diversion of our management’s attention, the disruption or interruption of, or the loss of momentum in, our ongoing business or inconsistencies in standards, controls, procedures and policies, any of which could adversely affect our ability to maintain relationships with customers, suppliers and employees or our ability to achieve the anticipated benefits of the merger, or could reduce our earnings or otherwise adversely affect our business and financial results after the merger and, as a result, adversely affect the market price of our common stock.

Uncertainty regarding the merger and the effects of the merger could cause our customers, suppliers or strategic partners to delay or defer decisions, which could increase costs of our ongoing business.

Our customers, suppliers and strategic partners, in response to the announcement of the merger, may delay or defer decisions regarding their business relationships with us, which could increase costs for our business, regardless of whether the merger is ultimately completed.

The merger is subject to closing conditions that could result in the completion of the merger being delayed or not consummated, which could negatively impact our stock price and future business and operations.

Completion of the merger is conditioned upon us and Lev satisfying closing conditions, including adoption of the merger agreement by Lev’s stockholders, all as set forth in the merger agreement. The required conditions to closing may not be satisfied in a timely manner, if at all, or, if permissible, waived, and the merger may not be consummated and as a result our ongoing business may be adversely affected and will be subject to a number of risks including:

•	failure to pursue other beneficial opportunities as a result of the focus of our management on the merger, without realizing any of the anticipated benefits of the merger;

•	the market price of our common stock may decline to the extent that the current market price reflects a market assumption that the merger will be completed;

•

a decline in the market price of Lev’s common stock, of which we purchased $20 million worth at the time we entered into the merger agreement, which could result in our inability to sell any or all of the shares of Lev’s commons stock that we own for a profit or for the price we paid for such shares;

•	we may experience negative reactions to the termination of the merger from customers, suppliers, or strategic partners; and

•	our expenses incurred related to the merger, such as legal and accounting fees, must be paid even if the merger is not completed and may not, except in certain circumstances, be recovered from Lev.

In addition, any delay in the consummation of the merger or, any uncertainty about the consummation of the merger, may adversely affect our future business, growth, revenue and results of operations.

If we are unable to retain key ViroPharma or Lev personnel after the merger is completed, our business may suffer.

The success of the merger will depend in part on our ability to retain sales, marketing, development, manufacturing and other personnel currently employed by us and those key Lev employees who continue employment with us after the merger. It is possible that these employees might decide not to remain with us after the merger is completed. If key employees terminate their employment, or insufficient numbers of employees are retained to maintain effective operations, our sales, marketing or development activities might be adversely affected; management’s attention might be diverted from successfully integrating Lev’s operations to hiring suitable replacements; and our business might suffer. In addition, we might not be able to locate suitable replacements for any key employees that leave us or Lev, and we may not be able to offer employment to potential replacements on reasonable terms.

Charges to earnings resulting from the application of accounting methods may adversely affect the market value of our common stock following the merger.

In accordance with U.S. GAAP, if the merger is completed prior to FDA approval of Cinryze, the merger will be accounted for as an acquisition of assets, which will result in charges to earnings that could have an adverse impact on the market value of our common stock following completion of the merger. Under the acquisition of assets method of accounting, the total estimated purchase price will be allocated to Lev’s net tangible assets or expense for in-process research and development based on their fair values as of the date of completion of the merger. This in-process research and development charge will have a material impact on our results of operations.

If the merger is completed after the FDA approval of Cinryze, the total estimated purchase price will be allocated to Lev’s net tangible assets or identifiable intangible assets based on their fair values as of the date of completion of the merger. We will incur additional amortization expense based on the identifiable amortizable intangible assets acquired pursuant to the merger agreement and their relative useful lives. These amortization charges will have a material impact on our results of operations.

In the event the merger is completed, we will incur significant additional expenses in connection with the integration of Lev.

In the event the merger is completed, we expect to incur significant additional expenses in connection with the integration of Lev, including integrating personnel, information technology systems, accounting systems, vendors and strategic partners of each company and implementing consistent standards, policies, and procedures, and may be subject to possibly material write downs in assets and charges to earnings, which are expected to include severance pay and other costs.

The issuance of our common stock in connection with the merger could decrease the market price of our common stock.

Based on the number of shares of Lev common stock outstanding as of July 25, 2008, and assuming all outstanding options and warrants to purchase Lev common stock are exercised before the merger becomes effective and all shares with respect to such options and warrants are issued, at the closing of the merger, we will issue up to approximately 8,704,000 shares of our common stock, or approximately 12.4% of the number of outstanding shares of our common stock currently in the public market, to Lev stockholders in the merger. The issuance of our common stock may result in fluctuations in the price of our common stock, including a stock price decline.

If Lev stockholders sell our common stock received in the merger, they could cause a decline in the market price of our common stock.

Our issuance of common stock in the merger will be registered with the SEC. As a result, those shares will be immediately available for resale in the public market, except shares issued to Messrs. Cooper and Schein, Lev’s Chairman and Chief Executive Officer, respectively. Messrs. Cooper and Schein will enter into an orderly sale agreement with us at the closing of the merger pursuant to which they have agreed to limitations on the number of shares of our common stock they receive in the merger that each can sell in a given month during the first six months following the merger. The number of shares of our common stock to be issued to Lev stockholders in connection with the merger (other than Messrs. Cooper and Schein) and immediately available for resale will equal approximately 9.6% of the number of outstanding shares of our common stock currently in the public market. Lev stockholders, other than Messrs. Cooper and Schein, may sell the stock they receive commencing immediately after the merger. If this occurs, or if other holders of our common stock sell significant amounts of our common stock immediately after the merger is completed, the market price of our common stock may decline.

The market price of our common stock may decline as a result of the merger.

The market price of our common stock may decline as a result of the merger for a number of reasons including if:

•	we do not achieve the perceived benefits of the merger as rapidly or to the extent anticipated by financial or industry analysts;

•	the effect of the merger on our business and prospects is not consistent with the expectations of financial or biopharmaceutical industry analysts; or

•	investors react negatively to the effect on our business and prospects from the merger.

During the pendency of the merger, we may not be able to enter into certain business combinations with other parties because of restrictions in the merger agreement.

Covenants in the merger agreement impede our ability, pending completion of the merger, to make certain acquisitions or complete other transactions that are not, among other things, in the ordinary course of business and that require the use of more than $250 million in cash or cash equivalents on our balance sheet. As a result, if the merger is not completed, we may be at a disadvantage to our competitors.

Should Cinryze™ not be approved or be delayed in its regulatory approval by the FDA, or if another company receives FDA approval for a drug that competes with Cinryze™ or its orphan drug status matures prior to the orphan drug status of Cinryze™ maturing, then the benefits of the merger will not be fully realized and the market price of our common stock may be negatively affected

Although the FDA has accepted for review Lev’s complete response submission regarding the application to formally test Cinryze and provided an expected action date of October 14, 2008, the FDA may not provide its determination on that date or the FDA’s action may not be favorable. If this or any other regulatory approvals or regulatory determinations are delayed, deferred or denied regarding the testing of Cinryze™, or if another company receives FDA approval for a drug that competes with Cinryze™ or its orphan drug status matures prior to the orphan drug status of Cinryze™ maturing, the cash and stock consideration to be paid by us in the merger may not be fully realized for value as a benefit to our shareholders.

ITEM 4.	Submission of Matters to a Vote of Security Holders

On May 23, 2008, we held our annual stockholders meeting. In connection with the stockholders meeting, we solicited proxies for the election of John Leone, Vincent Milano and Howard Pien, as our class III directors. The record date for determining the stockholders entitled to receive notice of, and vote at, the meeting was March 28, 2008. We had 69,946,880 shares of our common stock outstanding on the record date for the meeting, of which 52,792,924 were represented at the stockholders meeting by proxy. Such shares were voted at the stockholders meeting as follows:

	FOR	AGAINST
John Leone	51,600,290	1,192,634
Vincent Milano	51,080,463	1,712,461
Howard Pien	51,591,562	1,201,362

Paul A. Brooke, Robert J. Glaser, Michael R. Dougherty, William D. Claypool, M.D. and Michel de Rosen are the Class I and Class II directors whose terms continued after the annual meeting.

Additionally, we solicited proxies for (i) the amendment of o2005 Equity Incentive Plan (“the 2005 Plan”) to (a) change the name of the 2005 Plan, (b) increase the number of shares of common stock reserved for issuance under the 2005 Plan by 5,000,000 shares from 2,850,000 shares to 7,850,000 shares, (c) increase the number of options and restricted shares that may be granted under the 2005 Plan to any one person from 850,000 shares to 2,000,000 shares (d) allow for grants of restricted stock units (“RSUs”), and (e) allow for grants of dividend equivalents to participants who have received awards under the 2005 Plan and (ii) the ratification of the appointment of KPMG as the Company’s independent registered public accounting firm. Each proposal was approved as the affirmative vote of the holders of a majority of the shares represented in person or by proxy and entitled to vote on these items was required for approval. Broker non-votes were counted solely for purposes of determining whether a quorum was present and therefore did not have an effect on these proposals. Shares were voted at the stockholders meeting on these items as follows:

Amendment Of Our 2005 Equity Incentive Plan

FOR:	26,774,567
AGAINST:	5,320,817
ABSTAIN:	21,108,483
BROKER NON-VOTES:	18,589,057

Ratification of the Appointment of KPMG as the Company’s independent registered public accounting firm

FOR:	51,802,998
AGAINST:	770,726
ABSTAIN:	219,200
BROKER NON-VOTES:	0

ITEM 6.	Exhibits

List of Exhibits:

10.1	Lease Agreement between ViroPharma Incorporated, ViroPharma Limited and The Mill Street Partnership LLP dated May 14, 2008.

31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VIROPHARMA INCORPORATED

Date: July 28, 2008	By:	/s/ Vincent J. Milano
Vincent J. Milano President, Chief Executive Officer, Chief Financial Officer and Treasurer (Principal Executive Officer)

	By:	/s/ Richard S. Morris
Richard S. Morris Chief Accounting Officer and Controller (Principal Accounting Officer)