Form 10-Q
period 2008-09-30
VIROPHARMA INC
filed 2008-10-29
CIK 946840

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

or

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

Number of shares outstanding of the issuer’s Common Stock, par value $.002 per share, as of October 28, 2008: 78,689,444 shares.

VIROPHARMA INCORPORATED

ViroPharma Incorporated

Condensed Consolidated Balance Sheet

(unaudited)

(in thousands, except share and per share data)	September 30, 2008	December 31, 2007
Assets
Current assets:
Cash and cash equivalents	$612,808	$179,691
Short-term investments	55,557	404,637
Accounts receivable, net	22,918	17,684
Inventory	5,141	4,703
Interest receivable	675	5,095
Prepaid expenses and other	1,096	2,980
Deferred income taxes	1,008	7,983

Total current assets	699,203	622,773
Intangible assets, net	124,197	122,502
Property, equipment and building improvements, net	14,443	10,890
Deferred income taxes	7,243	12,312
Debt issue costs, net	6,810	7,550
Other assets	2,628	39

Total assets	$854,524	$776,066

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,497	$2,017
Due to partners	1,441	1,008
Accrued expenses and other current liabilities	21,493	25,345

Total current liabilities	27,431	28,370
Non-current income tax payable and other noncurrent liabilities	2,919	1,133
Long-term debt	250,000	250,000

Total liabilities	280,350	279,503

Commitments and Contingencies

Stockholders’ equity:
Preferred stock, par value $0.001 per share. 5,000,000 shares authorized; Series A convertible participating preferred stock; no shares issued and outstanding	—	—
Series A junior participating preferred stock, par value $0.001 per share. 200,000 shares designated; no shares issued and outstanding	—	—
Common stock, par value $0.002 per share. 175,000,000 shares authorized; issued and outstanding 69,984,402 shares at September 30, 2008 and 69,904,659 shares at December 31, 2007	140	140
Additional paid-in capital	506,402	498,350
Accumulated other comprehensive income (loss)	419	(546)
Retained earnings (accumulated deficit)	67,213	(1,381)

Total stockholders’ equity	574,174	496,563

Total liabilities and stockholders’ equity	$854,524	$776,066

See accompanying notes to unaudited consolidated financial statements.

ViroPharma Incorporated

Consolidated Statements of Operations

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
(in thousands, except per share data)	2008	2007	2008	2007
Revenues:
Net product sales	$65,913	$50,944	$182,287	$156,074

Total revenues	65,913	50,944	182,287	156,074

Costs and Expenses:
Cost of sales (excluding amortization of product rights)	2,460	2,029	6,764	6,900
Research and development	15,070	10,543	45,083	23,365
Selling, general and administrative	14,077	9,027	43,067	24,341
Intangible amortization	1,471	1,401	5,304	4,719

Total costs and expenses	33,078	23,000	100,218	59,325

Operating income	32,835	27,944	82,069	96,749

Other Income (Expense):
Interest income	3,090	6,978	13,468	17,046
Interest expense	(1,451)	(1,435)	(4,320)	(2,961)

Income before income tax expense	34,474	33,487	91,217	110,834

Income tax expense	7,399	12,199	22,623	35,852

Net income	$27,075	$21,288	$68,594	$74,982

Net income per share:
Basic	$0.39	$0.30	$0.98	$1.07
Diluted	$0.33	$0.26	$0.84	$0.96

Shares used in computing net income per share:
Basic	69,965	69,835	69,946	69,807
Diluted	84,592	83,901	84,409	79,747

See accompanying notes to unaudited consolidated financial statements.

ViroPharma Incorporated

Consolidated Statements of Stockholders’ Equity

(unaudited)

	Preferred Stock		Common Stock		Additional paid-in capital	Accumulated other comprehensive income	Retained Earnings (accumulated deficit)	Total stockholders’ equity
(in thousands)	Number of shares	Amount	Number of shares	Amount
Balance, December 31, 2007	—	$—	69,905	$140	$498,350	$(546)	$(1,381)	$496,563
Exercise of common stock options	—	—	66	—	209	—	—	209
Share-based compensation	—	—	—	—	6,484	—	—	6,484
Issuance of common stock	—	—	13	—	97	—	—	97
Unrealized gain on available for sale securities, net of income tax	—	—	—	—	—	1,141	—	1,141
Cumulative translation adjustment	—	—	—	—	—	(176)	—	(176)
Tax benefit on convertible note hedge	—	—	—	—	1,262	—	—	1,262
Net income	—	—	—	—	—	—	68,594	68,594

Balance, September 30, 2008	—	$—	69,984	$140	$506,402	$419	$67,213	$574,174

See accompanying notes to unaudited consolidated financial statements.

ViroPharma Incorporated

Consolidated Statements of Cash Flows

(unaudited)

	Nine months ended September 30,
(in thousands)	2008	2007
Cash flows from operating activities:
Net income	$68,594	$74,982
Adjustments to reconcile net income to net cash provided by operating activities:
Non-cash share-based compensation expense	6,490	5,455
Non-cash interest expense	589	421
Deferred tax provision	12,044	13,967
Depreciation and amortization expense	6,108	5,373
Changes in assets and liabilities:
Accounts receivable	(5,234)	(12,349)
Inventory	(438)	(1,011)
Interest receivable	4,420	(2,080)
Prepaid expenses and other current assets	1,884	1,566
Other assets	(2,589)	37
Accounts payable	2,480	(636)
Accrued expenses and other current liabilities	(3,540)	4,644
Non-current income tax payable and other non-current liabilities	56	1,262

Net cash provided by operating activities	90,864	91,631

Cash flows from investing activities:
Purchase of property, plant and equipment	(2,360)	(8,814)
Purchase of Vancocin assets	(7,000)	(5,950)
Purchases of short-term investments	—	(734,905)
Maturities of short-term investments	350,221	457,973

Net cash provided by (used in) investing activities	340,861	(291,696)

Cash flows from financing activities:
Net proceeds from the issuance of senior convertible notes	—	241,825
Net purchase of call spread transactions	—	(23,250)
Net proceeds from issuance of common stock	306	593
Excess tax benefits from share-based payment arrangements	—	39
Tax benefit from call spread transactions	1,262	1,073

Net cash provided by financing activities	1,568	220,280

Effect of exchange rate changes on cash	(176)	10

Net increase in cash and cash equivalents	433,117	20,225

Cash and cash equivalents at beginning of period	179,691	51,524

Cash and cash equivalents at end of period	$612,808	$71,749

See accompanying notes to unaudited consolidated financial statements.

ViroPharma Incorporated

Notes to the Unaudited Consolidated Financial Statements

Note 1. Organization and Business Activities

ViroPharma Incorporated and subsidiaries (“ViroPharma” or the “Company”) is a biopharmaceutical company dedicated to the development and commercialization of products that address serious diseases, with a focus on products used by physician specialists or in hospital settings. The Company intends to grow through sales of its marketed products, Vancocin and CinryzeTM, through continued development of its product pipeline and through potential acquisition or licensing of products or acquisition of companies. ViroPharma has one marketed product, one product that has received FDA approval but has not been launched commercially, and one product candidate in clinical development.

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

On October 21, 2008, we completed a merger under which ViroPharma acquired Lev Pharmaceuticals, Inc. (Lev), a biopharmaceutical company focused on developing and commercializing therapeutic products for the treatment of inflammatory diseases. As a result of the merger, we obtained Cinryze, which has been approved by the FDA and will be launched commercially in 2008. Based on discussions with FDA, we withdrew the portion of the Cinryze BLA referring to data for the acute treatment of HAE attacks. We intend to resubmit this data as a supplemental BLA later this year along with additional data from ongoing open label acute studies of Cinryze. Cinryze is a C1 inhibitor therapy for routine prophylaxis against hereditary angioedema (HAE), also known as C1 inhibitor deficiency, a rare, severely debilitating, life-threatening genetic disorder.

ViroPharma is developing maribavir for the prevention and treatment of cytomegalovirus, or CMV, disease, and non-toxigenic strains of C. difficile (NTCD) for the treatment and prevention of CDI. We have licensed the U.S. and Canadian rights for a third product development candidate, an intranasal formulation of pleconaril, to Schering-Plough for the treatment of picornavirus infections.

Basis of Presentation

The consolidated financial information at September 30, 2008 and for the three and nine months ended September 30, 2008 and 2007, is unaudited but includes all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary to state fairly the consolidated financial information set forth therein in accordance with accounting principles generally accepted in the United States of America. The interim results are not necessarily indicative of results to be expected for the full fiscal year. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2007 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission.

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

ViroPharma Incorporated

Notes to the Unaudited Consolidated Financial Statements (continued)

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

In October 2008, the FASB issued FSP FAS No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active.” The FSP clarifies the application of SFAS No. 157, “Fair Value Measurements,” when the market for a financial asset is not active. The FSP was effective upon issuance, including reporting for prior periods for which financial statements have not been issued. The adoption of the FSP for reporting as of September 30, 2008 did not have a material impact on the Company’s consolidated financial statements. See Note 11 for further information on fair value measurements.

Reclassification

Certain prior year amounts have been reclassified to conform to the current year presentation.

Note 2. Short-Term Investments

Short-term investments consist of fixed income securities with remaining maturities of greater than three months at the date of purchase, debt securities and equity securities. At September 30, 2008 and December 31, 2007, all of the fixed income, debt securities and equity securities were classified as available for sale investments and measured as Level 1 instruments under SFAS 157.

The following summarizes the Company’s short-term investments at September 30, 2008 and December 31, 2007:

(in thousands)	Cost	Gross unrealized gains	Gross unrealized losses	Fair value
September 30, 2008
Debt securities:
Corporate	$34,602	$16	$27	$34,591
Equity securities	20,000	966	—	20,966

	$54,602	$982	$27	$55,557

Maturities of investments were as follows:
Less than one year	$34,602	$16	$27	$34,591

Our equity security shown above represents our investment in Lev Pharmaceuticals, Inc. (Lev) made concurrently with the execution of the merger agreement on July 15, 2008. We completed our acquisition of Lev on October 21, 2008.

December 31, 2007
Debt securities:
Corporate	$405,487	$262	$1,112	$404,637

	$405,487	$262	$1,112	$404,637

Maturities of investments were as follows:
Less than one year	$405,487	$262	$1,112	$404,637

ViroPharma Incorporated

Notes to the Unaudited Consolidated Financial Statements (continued)

Note 3. Inventory

Inventory is related to Vancocin and is stated at the lower of cost or market using the first-in first-out method. The following represents the components of the inventory at September 30, 2008 and December 31, 2007:

(in thousands)	September 30, 2008	December 31, 2007
Raw Materials	$3,088	$3,355
Finished Goods	2,053	1,348

Total	$5,141	$4,703

Note 4. Intangible Assets

The following represents the balance of the intangible assets at September 30, 2008:

(in thousands)	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
Trademarks	$13,166	$2,050	$11,116
Know-how	92,160	14,348	77,812
Customer relationship	41,773	6,504	35,269

Total	$147,099	$22,902	124,197

The following represents the balance of the intangible assets at December 31, 2007:

(in thousands)	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
Trademarks	$12,539	$1,575	$10,964
Know-how	87,774	11,025	76,749
Customer relationship	39,786	4,997	34,789

Total	$140,099	$17,597	$122,502

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

ViroPharma Incorporated

Notes to the Unaudited Consolidated Financial Statements (continued)

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

As of September 30, 2008, we have paid an aggregate of $30.1 million to Lilly in additional purchase price consideration, as our net sales of Vancocin surpassed the maximum obligation level of $65 million in 2007, 2006 and 2005. The $30.1 million paid to Lilly was based upon 35% of $20 million in 2008, 35% of $17 million in 2007, 35% of $19 million in 2006 and 50% of $21 million in 2005. The Company is obligated to pay Lilly additional amounts based on 35% of annual net sales between $45 and $65 million of Vancocin during 2009 through 2011.

Note 5. Property, Equipment and Building Improvements

In March 2008, we entered into a lease for a new corporate headquarters located in Exton, Pennsylvania. Additionally, in May 2008, we entered into a lease for office space in Maidenhead, UK for our European operations. Refer to Note 13 to the Unaudited Consolidated Financial Statements for discussion of these leases.

On January 30, 2007, the Company purchased its prior corporate headquarters in Exton, Pennsylvania for $7.65 million, which was funded from available cash.

Note 6. Long-Term Debt

Long-Term debt as of September 30, 2008 and December 31, 2007 is summarized in the following table:

(in thousands)	September 30, 2008	December 31, 2007
Senior convertible notes	$250,000	$250,000

less: current portion	—	—

Total debt principal	$250,000	$250,000

On March 26, 2007, the Company issued $250.0 million of 2% senior convertible notes due March 2017 (the “senior convertible notes”) in a public offering. The $250.0 million includes an issuance pursuant to the underwriters’ exercise of an overalloment in the amount of $25.0 million that was closed concurrently on March 26, 2007. Net proceeds from the issuance of the senior convertible notes were $241.8 million. The senior convertible notes are unsecured unsubordinated obligations and rank equally with any other unsecured and unsubordinated indebtedness. The senior convertible notes bear interest at a rate of 2% per annum, payable semi-annually in arrears on March 15 and September 15 of each year commencing on September 15, 2007. As of September 30, 2008, the Company has accrued $0.2 million in interest payable to holders of the senior convertible notes. Debt issuance costs of $8.2 million have been capitalized and are being amortized over the term of the senior convertible notes, with the balance to be amortized as of September 30, 2008 being $6.8 million.

The senior convertible notes are convertible into shares of the Company’s common stock at an initial conversion price of $18.87 per share. The senior convertible notes may only be converted: (i) anytime after December 15, 2016; (ii) during the five business-day period after any five consecutive trading day period (the “measurement period”) in which the price per note for each trading day of that measurement period was less than 98% of the product of the last reported sale price of our common stock and the conversion rate on each such day; (iii) during any calendar quarter (and only during such quarter) after the calendar quarter ending June 30, 2007, if the last reported sale price of our common stock for 20 or more trading days in a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter exceeds 130% of the applicable conversion price in effect on the last trading day of the immediately preceding calendar quarter; or (iv) upon the occurrence of specified corporate events. Upon conversion, holders of the senior convertible notes will receive shares of common stock, subject to ViroPharma’s option to irrevocably elect to settle all future conversions in cash up to the principal amount of the senior convertible notes, and shares for any excess. We can irrevocably elect this option at any time on or prior to the 35th scheduled trading day prior to the maturity date of

ViroPharma Incorporated

Notes to the Unaudited Consolidated Financial Statements (continued)

the senior convertible notes. The senior convertible notes may be required to be repaid on the occurrence of certain fundamental changes, as defined in the senior convertible notes. As of September 30, 2008, the fair value of the $250.0 million convertible senior notes outstanding was approximately $207.9 million, based on the level 2 valuation hierarchy under SFAS 157.

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

Note 7. Share-based Compensation

In accordance with Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”), the Company recorded share-based compensation expense as follows:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2008	2007	2008	2007
Research and development	$842	$642	$2,177	$1,616
Selling, general and administrative	1,562	1,472	4,313	3,839

Total	$2,404	$2,114	$6,490	$5,455

ViroPharma Incorporated

Notes to the Unaudited Consolidated Financial Statements (continued)

Employee Stock Option Plans

The Company currently has three option plans in place: a 1995 Stock Option and Restricted Share Plan (“1995 Plan”), a 2001 Equity Incentive Plan (“2001 Plan”) and a 2005 Stock Option and Restricted Share Plan (“2005 Plan”) (collectively, the “Plans”). On May 23, 2008, the 2005 Plan was amended and an additional 5,000,000 shares of common stock was reserved for issuance upon the exercise of stock options or the grant of restricted shares or restricted share units. This amendment was approved by stockholders at the Company’s Annual Meeting of Stockholders.

The following table lists the balances available by Plan at September 30, 2008:

	1995 Plan	2001 Plan	2005 Plan	Combined
Number of shares authorized	4,500,000	500,000	7,850,000	12,850,000
Number of options granted since inception	(6,997,515)	(1,255,472)	(3,551,353)	(11,804,340)
Number of options cancelled since inception	2,973,908	780,725	289,965	4,044,598
Number of shares expired	(476,393)	—	—	(476,393)

Number of shares available for grant	—	25,253	4,588,612	4,613,865

The Company issued 1,306,135 stock options in the first nine-months of 2008. The weighted average fair value of each option grant was estimated at $7.52 per share using the Black-Scholes option-pricing model using the following assumptions:

Expected dividend yield	-
Range of risk free interest rate	2.96% - 3.74%
Weighted-average volatility	88.8%
Range of volatility	78.0% - 90.2%
Range of expected option life (in years)	5.50 - 6.25

The Company has 6,066,633 option grants outstanding at September 30, 2008 with exercise prices ranging from $0.99 per share to $38.70 per share and a weighted average remaining contractual life of 6.99 years. The following table lists the outstanding and exercisable option grants as of September 30, 2008:

	Number of options	Weighted average exercise price	Weighted average remaining contractual term (years)	Aggregate intrinsic value (in thousands)
Outstanding	6,066,633	$10.85	6.99	$24,439
Exercisable	3,210,940	$10.21	5.45	$17,480

As of September 30, 2008, there was $20.7 million of total unrecognized compensation cost related to unvested share-based payments (including share options) granted under the Plans. That cost is expected to be recognized over a weighted-average period of 1.60 years.

Employee Stock Purchase Plan

The Company has an employee stock purchase plan. Under this plan, 13,338 shares were sold to employees during the first nine months of 2008. During the year ended December 31, 2007, 22,038 shares were sold to employees. As of September 30, 2008 there are approximately 257,759 shares available for issuance under this plan.

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

ViroPharma Incorporated

Notes to the Unaudited Consolidated Financial Statements (continued)

For Plan Period Two in 2008, the fair value of approximately $40,000 was estimated using the Type B model provided by SFAS 123R, with a risk free interest rate of 2.1%, volatility of 42.3% and an expected option life of 0.5 years. This fair value is being amortized over the six month period ending December 31, 2008.

Non-employee Stock Options

The Company remeasured the fair value of 5,750 options as of September 30, 2008, which resulted in approximately $6,000 impact to compensation expense in the first nine months of 2008. The fair value of the non-employee share options was estimated at $20,800 using the Black-Scholes option-pricing model, with a risk free interest rate ranging from 1.6% to 2.3%, volatility ranging from 49.5% to 66.0%, weighted volatility of 60.5% and an expected option life ranging from 0.29 to 3.55 years.

There were no non-employee share options vested or exercised during the quarter ended September 30, 2008 or 2007.

Note 8. Income Tax Expense

The Company’s effective income tax rate was 21.5% and 36.4% for the quarters ended September 30, 2008 and 2007, respectively, and 24.8% and 32.3% for the nine months ended September 30, 2008 and 2007, respectively. Income tax expense includes federal, state and foreign income tax at statutory rates and the effects of various permanent differences. The decrease in the 2008 rate as compared to 2007 is primarily due to the Company’s current estimate of the impact of orphan drug credit for maribavir. Additionally, in the third quarter of 2008, we reduced our valuation allowance by $3.8 million, $2.6 million was recorded as a reduction of tax expense and $1.2 million was recorded to additional paid in capital, to recognize net deferred tax assets that management believes are more likely than not to be realized.

On January 1, 2007, the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). During the quarter ended September 30, 2008, we had no material changes to our non-current liability for uncertain tax positions. The Company’s 2006 federal income tax return and various state returns are currently under examination. The final outcome of these review are not yet determinable.

Note 9. Comprehensive Income

The following table reconciles net income to comprehensive income for the three and nine months ended September 30, 2008 and 2007:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2008	2007	2008	2007
Net income	$27,075	$21,288	$68,594	$74,982
Other comprehensive:
Unrealized gains/ (losses) on available for sale securities	434	294	1,141	(342)
Currency translation adjustments	(166)	10	(176)	10

Comprehensive income	$27,343	$21,592	$69,559	$74,650

The unrealized gains are reported net of federal and state income taxes.

ViroPharma Incorporated

Notes to the Unaudited Consolidated Financial Statements (continued)

Note 10. Earnings per share

	Three months ended September 30,		Nine months ended September 30,
(in thousands, except per share data)	2008	2007	2008	2007
Basic Earnings Per Share
Net income	$27,075	$21,288	$68,594	$74,982
Common stock outstanding (weighted average)	69,965	69,835	69,946	69,807

Basic net income per share	$0.39	$0.30	$0.98	$1.07

Diluted Earnings Per Share
Net income	$27,075	$21,288	$68,594	$74,982
Add interest expense on senior convertible notes, net of income tax	900	893	2,680	1,843

Diluted net income	$27,975	$22,181	$71,274	$76,825

Common stock outstanding (weighted average)	69,965	69,835	69,946	69,807
Add shares from senior convertible notes	13,249	13,249	13,249	9,172
Add “in-the-money” stock options	1,378	817	1,214	768

Common stock assuming conversion and stock option exercises	84,592	83,901	84,409	79,747

Diluted net income per share	$0.33	$0.26	$0.84	$0.96

The following common shares that are associated with stock options were excluded from the calculations as their effect would be anti-dilutive:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2008	2007	2008	2007
Common Shares Excluded	4,689	3,014	4,852	1,761

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

In October 2008, the FASB issued FSP FAS No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active.” The FSP clarifies the application of SFAS No. 157, “Fair Value Measurements,” when the market for a financial asset is not active. The FSP was effective upon issuance, including reporting for prior periods for which financial statements have not been issued. The adoption of the FSP for reporting as of September 30, 2008 did not have a material impact on the Company’s consolidated financial statements.

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

ViroPharma Incorporated

Notes to the Unaudited Consolidated Financial Statements (continued)

The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of September 30, 2008:

		Fair Value Measurements at September 30, 2008 Using
(in millions of dollars)	Total Carrying Value at September 30, 2008	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Cash and cash equivalents	$612,808	$612,808	$—	$—
Short-term investments	$55,557	$55,557	—	—

Total	$668,365	$668,365	—	—

Valuation Techniques - Cash and cash equivalents and short-term investments are measured at fair value using quoted market prices and are classified within Level 1 of the valuation hierarchy. There were no changes in valuation techniques during the quarter ended September 30, 2008.

Note 12. Subsequent Events

On October 21, 2008, we completed the merger under which ViroPharma will acquire Lev Pharmaceuticals, Inc. (Lev). Lev is a biopharmaceutical company focused on developing and commercializing therapeutic products for the treatment of inflammatory diseases. The terms of the merger agreement provided for the conversion of each share of Lev common stock into upfront consideration of $442.9 million, or $2.75 per Lev share, comprised of $2.25 per share in cash and $0.50 per share in ViroPharma common stock, and contingent consideration of up to $1.00 per share which may be paid on achievement of certain regulatory and commercial milestones. The Company used approximately $385 million of existing cash and cash equivalents, net of cash received from Lev, to fund the acquisition, including deal related expenses, and will issue approximately 7,359,667 shares in conjunction with the merger.

Since the merger was completed after the FDA approval of Cinryze, the total estimated purchase price will be allocated to Lev’s net tangible assets or identifiable intangible assets based on their fair values as of October 21, 2008. The intangible assets will be amortized over their estimated useful lives.

Note 13. Commitments and Contingencies

In March 2008, the Company entered into a lease, comprising 78,264 square feet of office and related space, for the Company’s new headquarters located in Exton, Pennsylvania. The lease expires seven years and six months from the point in which the Company begins to occupy the space, which is expected in the fourth quarter of 2008. In connection with the new lease, the Company also received a leasehold improvement allowance of $2.3 million.

In May 2008, the Company entered into a lease in Maidenhead, United Kingdom, comprising 8,000 square feet of office space, for our European operations. The lease expires in May 2018.

The Company’s future minimum lease payments under the Company’s operating leases related to buildings and equipment for periods subsequent to September 30, 2008 are as follows (in thousands):

Year ending December 31,	Commitments
2008	$204
2009	1,281
2010	1,627
2011	1,759
2012	1,802
Thereafter	8,302

Total minimum payments	$14,975

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

ViroPharma Incorporated

Notes to the Unaudited Consolidated Financial Statements (continued)

In addition to the merger consideration paid at closing as described in footnote 12, Lev shareholders received the non-transferrable contractual right to two contingent payments (“CVR Payments”) of $0.50 each that could deliver up to an additional $174.6 million, or $1.00 per share in cash, if Cinryze meets certain targets. The first CVR payment of $0.50 per share would become payable when either (i) Cinryze is approved by the FDA for acute treatment of HAE and the FDA grants orphan exclusivity for Cinryze encompassing the acute treatment of HAE to the exclusion of all other human C1 inhibitor products or, (ii) orphan exclusivity for the acute treatment of HAE has not become effective for any third party’s human C1 inhibitor product for two years from the later of the date of closing and the date that orphan exclusivity for Cinryze for the prophylaxis of HAE becomes effective. The second CVR payment of $0.50 per share would become payable when Cinryze reaches at least $600 million in cumulative net product sales within 10 years of closing.

Note 14. Supplemental Cash Flow Information

	Nine months ended September 30,
(in thousands)	2008	2007
Supplemental disclosure of non-cash transactions:
Employee share-based compensation	$6,484	$5,491
Liability classified share-based compensation benefit	6	36
Unrealized gains on available for sale securities	1,141	342
Reversal of accrued deferred finance costs	151	—
Establishment of landlord allowance	1,996	—
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$8,818	$17,566
Cash paid for interest	$5,000	2,444
Cash received for stock option exercises	209	517
Cash received for employee stock purchase plan	175	135

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We are a biopharmaceutical company dedicated to the development and commercialization of products that address serious diseases, with a focus on products used by physician specialists or in hospital settings. We intend to grow through sales of our marketed product, Vancocin® HCl capsules and Cinryze TM, through the continued development of our product pipeline and through potential acquisition or licensing of products or acquisition of companies. We have one marketed product, one product that has received FDA approval but has not been launched commercially, and one product candidate in clinical development.

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

On October 21, 2008, we completed a merger under which ViroPharma acquired Lev Pharmaceuticals, Inc. (Lev), a biopharmaceutical company focused on developing and commercializing therapeutic products for the treatment of inflammatory diseases. As a result of the merger, we obtained Cinryze, which has been approved by the FDA and will be launched commercially in 2008. Based on discussions with FDA, we withdrew the portion of the Cinryze BLA referring to data for the acute treatment of HAE attacks. We intend to resubmit this data as a supplemental BLA later this year along with additional data from ongoing open label acute studies of Cinryze. Cinryze is a C1 inhibitor therapy for routine prophylaxis against hereditary angioedema (HAE), also known as C1 inhibitor deficiency, a rare, severely debilitating, life-threatening genetic disorder.

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

Executive Summary

Since June 30, 2008, we experienced the following:

Business Activities

CMV:

•	Dosing completed in Phase 3 study of maribavir in stem cell transplant (SCT) patients;

•	Patient enrollment continued in Phase 3 study of maribavir in solid organ (liver) transplant patients;

CDI:

•	Vancocin prescriptions continued to increase, with a 9.3% increase compared to the third quarter of 2007;

•	Efforts continued to optimize manufacturing and scale up for non-toxigenic C. difficile (NTCD) program;

Business Development

•

Acquisition of Lev Pharmaceuticals, Inc. completed for $442.9 million of upfront consideration, or $2.75 per Lev share, comprised of $2.25 per share in cash and $0.50 per share in ViroPharma common stock;

•	Contingent consideration of up to $1.00 per Lev share or $174.6 million may be paid on achievement of certain regulatory and commercial milestones;

•	FDA approved Cinryze for prophylaxis of hereditary angiodema in adolescents and adults and granted seven years exclusivity in indication; and

Financial Results

•	Increased working capital by $27.8 million to $671.8 million, primarily as a result of operating cash flows and higher accounts receivable;

•	Increased net sales to $65.9 million, which was impacted by a price increase in February and higher volumes of product sales;

Liquidity

•	Generated net cash from operating activities of $90.9 million;

•	Increased cash and cash equivalents and short-term investments by $35.5 million, primarily driven by operating cash flows.

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

We cannot assure you that generic competitors will not take advantage of the absence of patent protection for Vancocin to attempt to market a competing product. We are not able to predict the time period in which a generic drug may enter the market. On March 17, 2006, we learned that the OGD changed its approach regarding the conditions that must be met in order for a generic drug applicant to request a waiver of in-vivo bioequivalence testing for copies of Vancocin. We are opposing this attempt. In the event this change in methods to determine bioequivalnce remains in effect, the time period in which a generic competitor may enter the market would be reduced and multiple generics may enter the market, which would materially impact our operating results, cash flows and possibly asset valuations. There can be no assurance that the FDA will agree with the positions stated in our Vancocin related submissions or that our efforts to oppose the OGD’s March 2006 recommendation to determine bioequivalence to Vancocin through in vitro dissolution testing will be successful. We cannot predict the timeframe in which the FDA will make a decision regarding either our citizen petition for Vancocin or the approval of generic versions of Vancocin. If we are unable to change the recommendation set forth by the OGD in March 2006, the threat of generic competition will be high.

We also face risks associated with our ability to successfully integrate Lev into our company, and recognize value from the acquisition. Our inability to successfully integrate the companies could result in delays in the commercial launch of Cinryze and adversely affect the rate of the product’s adoption by patients and physicians ,or the failure to realize cost savings and any other synergies from the merger. The manufacture of Cinryze depends on obtaining adequate supplies of plasma. The plasma market has been constrained in recent years. We rely on a single manufacturer, Sanquin, for Cinryze. We outsource product distribution, and we will rely heavily on a single third party logistics company, as well as two specialty distributors and specialty pharmacy businesses. As a newly approved product, reimbursement for the Cinryze must be established and plays a significant role in our ability to realize product sales. Finally, as an Orphan Drug product, we intend to establish a robust patient access and patient assistance program, the success of which will play an important role in Cinryze. Moreover, the orphan drug business is a new field for ViroPharma, and we will rely on the expertise of selected employees that we expect to join us from Lev. Disruption of any one of these elements could make it more difficult to maintain relationships with suppliers, distributors, customers, payers, patients, patient advocacy groups or physicians, and could adversely affect our efforts to realize the potential value of the product.

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

Results of Operations

Three and Nine-months ended September 30, 2008 and 2007

	For the three months ended September 30,		For the nine months ended September 30,
(in thousands, except per share data)	2008	2007	2008	2007
Net product sales	$65,913	$50,944	$182,287	$156,074

Total revenues	$65,913	$50,944	$182,287	$156,074

Cost of sales (excluding amortization of product rights)	$2,460	$2,029	$6,764	$6,900

Operating income	$32,835	$27,944	$82,069	$96,749

Net income	$27,075	$21,288	$68,594	$74,982
Net income per share:
Basic	$0.39	$0.30	$0.98	$1.07
Diluted	$0.33	$0.26	$0.84	$0.96

The $4.9 million increase in operating income for the three month period ended 2008 as compared to 2007 resulted from the increased net product sales, offset by our higher costs to support our CMV and NTCD development programs as well as increased selling, general and administrative costs. The $14.7 million decrease in operating income for the nine month period ended 2008 as compared to 2007 is the result of increased costs to support our CMV and NTCD development programs, offset by higher net sales and a slight decrease in the cost of sales. The increase in net income for the three months ended September 30, 2008 resulted primarily from the factors discussed above along with a $4.8 million decrease in income tax expense offset by a $3.9 million reduction in interest income due to our portfolio shift from fixed income securities to cash equivalents. The decrease in net income for the nine months ended September 30, 2008 resulted primarily from the factors discussed above along with a $3.6 million decrease in interest income offset by a $13.2 million reduction in income tax expense.

Revenues

Revenues consisted of the following:

	For the three months ended September 30,		For the nine months ended September 30,
(in thousands)	2008	2007	2008	2007
Net product sales	$65,913	$50,944	$182,287	$156,074

Total revenues	$65,913	$50,944	$182,287	$156,074

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

During the three and nine months ended September 30, 2008, net sales of Vancocin increased 29.4% and 16.8%, respectively, compared to the same periods in 2007 primarily due to the impact of a price increase during 2008 and an increase in the number of units sold to wholesalers. We believe, based upon data reported by IMS Health Incorporated, that prescriptions during the three and nine months ended September 30, 2008 exceeded prescriptions in the 2007 periods by 9.3% and 6.9%, respectively.

Approximately 94% of our sales are to three wholesalers. Vancocin product sales are influenced by prescriptions and wholesaler forecasts of prescription demand, which could be at different levels from period to period. We receive inventory data from two of our three largest wholesalers through our fee for service agreements. We do not independently verify this data. Based on this inventory data and our estimates, we believe that as of September 30, 2008, the wholesalers did not have excess channel inventory.

Cost of sales (excluding amortization of product rights)

Vancocin cost of sales includes the cost of materials and distribution costs and excludes amortization of product rights. The increase of $0.4 million in the three month period ended September 30, 2008 over the prior period is the result of increased units sold. The $0.1 million decrease for the nine-months ended September 30, 3008 over the respective prior year period is the result of increased efficiency in the manufacturing process.

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

Research and development expenses were divided between our research and development programs in the following manner:

	For the three months ended September 30,		For the nine months ended September 30,
(in thousands)	2008	2007	2008	2007
Direct – Core programs
CMV	$8,292	$6,432	$27,234	$13,697
HCV	1	490	751	878
Vancocin	290	83	663	394
Non-toxigenic strains of C. difficle (NTCD)	1,003	206	2,877	317
Indirect
Development	5,484	3,332	13,558	8,079

Total	$15,070	$10,543	$45,083	$23,365

Direct Expenses—Core Development Programs

Our direct expenses related to our CMV program increased significantly in the three and nine-months ended September 30, 2008 as we advanced through our two ongoing Phase 3 clinical studies. Specifically, we continued and in May 2008 completed recruitment into the phase 3 study of maribavir in patients undergoing allogeneic stem cell transplant at transplant centers in the U.S., Canada and several European countries. Data collection for the six month assessments will continue through the end of November 2008. We are continuing enrollment in our ongoing Phase 3 clinical study of maribavir in patients receiving liver transplantation in the U.S. and Europe. Additionally, we began executing on our pre-launch plans for our clinical, regulatory and commercial activities for maribavir in the U.S. and Europe as we move towards our planned 2009 initial NDA, MAA and NDS filings for maribavir in stem cell transplant patients. We intend to file a supplemental NDA, MAA and NDS for maribavir in liver transplant patients after approval of the initial NDA, MAA and NDS filings. During the first nine months of 2007 we continued recruitment into an ongoing phase 3 study of maribavir in patients undergoing allogeneic stem cell transplant and began recruiting patients into a second phase 3 study of maribavir in liver transplant patients.

Related to our HCV program, costs in the first nine-months of 2008 primarily represent those paid to Wyeth in connection with our cost-sharing arrangement related to discovery efforts to identify potential back-ups/follow-on compounds to HCV-796. During the first nine-months of 2007, costs included continued recruitment in the 500 mg BID arms of a phase 2 study of HCV-796 when dosed in combination with pegylated interferon and ribavirin and ongoing follow-up of patients in that study. In April 2008, we announced that ViroPharma and Wyeth, have jointly discontinued the development of HCV-796 due to the previously announced safety issue that emerged in the ongoing Phase 2 trial in patients with hepatitis C. We also announced that ViroPharma and Wyeth do not expect to continue to collaborate on future development of hepatitis C treatment candidates.

The increase in costs of NTCD in the first nine months of 2008 over 2007 relate to increased research and development activities and the costs associated with manufacturing NTCD spores.

Related to our Vancocin program, costs in the first nine months of 2008 and 2007 related to additional research activities.

Anticipated fluctuations in future direct expenses are discussed under “Liquidity – Development Programs.”

Indirect Expenses

These costs primarily relate to the compensation of and overhead attributable to our development team. The increase in 2008 as compared to 2007 is primarily due to increased personnel costs of $4.6 million resulting from additional hiring in the US and EU to support our clinical studies of maribavir and prepare for a regulatory submission and commercial expenses to support a potential future product launch.

Selling, general and administrative expenses

Selling, general and administrative expenses (SG&A) increased for the three and nine months ending September 30, 2008 $5.1 million and $18.7 million, respectively, comparative to the same periods in 2007. For the nine month period, the largest contributors to these increases were compensation costs, including share based compensation, as a result of increased headcount from the addition of our European operations and the Vancocin sales force ($8.6 million), medical education activities ($4.6 million) and marketing efforts ($3.0 million). Included in SG&A are legal and consulting costs incurred related to our opposition to the attempt by the OGD regarding the conditions that must be met in order for a generic drug application to request a waiver of in-vivo bioequivalence testing for copies of Vancocin, which were $2.8 million and $2.4 million in the first nine months of 2008 and 2007, respectively. We anticipate that these additional legal and consulting costs will continue at the current level, or possibly higher, in future periods as we continue this opposition. During the remainder of 2008, we anticipate continued increased spending in selling, general and administrative expenses, driven by increased compensation due to increased headcount, as well additional medical education and marketing expenses.

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

Intangible amortization, increased in all respective periods, with $1.5 million and $1.4 million for the three months ended September 30, 2008 and 2007, respectively and $5.3 million and $4.7 million for the nine months ended September 30, 2008 and 2007, respectively. The increase for each comparative period was primarily related to the $0.4 million increase in the cumulative adjustment, which was $1.0 million for the first nine months of 2008 and $0.6 million for the first nine months of 2007.

In March 2006, as a result of OGD’s change in approach relating to generic bioequivalence determinations, we reviewed the value of the intangible asset and concluded that there was no impairment of the carrying value of the intangible assets or change to the useful lives as estimated at the acquisition date. Additionally, on an ongoing periodic basis, we evaluate the useful life of these intangible assets and determine if any economic, governmental or regulatory event has modified their estimated useful lives. This evaluation did not result in a change in the life of the intangible assets during the quarter ended September 30, 2008. We will continue to monitor the actions of the OGD and consider the effects of our opposition efforts and the announcements by generic competitors or other adverse events for additional impairment indicators and we will reevaluate the expected cash flows and fair value of our Vancocin-related assets, as well as estimated useful lives, at such time.

Other Income (Expense)

Interest Income

Interest income for three months ended September 30, 2008 and 2007 was $3.1 million and $7.0 million, and for the nine months ended September 30, 2008 and 2007 was $13.5 million and $17.0 million, respectively. Interest income decreased for the three months ended September 30, 2008 primarily due to a decreased rate of returns as a result of our portfolio shift from fixed income securities to cash equivalents. Interest income for the nine months ended September 30, 2008 increased due to increased short-term investments, partially offset by decreased rate of returns.

Interest Expense

	For the three months ended September 30,		For the nine months ended September 30,
(in thousands)	2008	2007	2008	2007
Interest expense on 2% senior convertible notes	$1,250	$1,231	$3,730	$2,541
Amortization of finance costs	201	204	590	420

Total interest expense	$1,451	$1,435	$4,320	$2,961

Interest expense and amortization of finance costs in 2008 and 2007 relates entirely to the senior convertible notes issued on March 26, 2007, as described in Note 6 to the Unaudited Consolidated Financial Statements.

Income Tax Expense

Our effective income tax rate was 21.5% and 36.4% for the quarters ended September 30, 2008 and 2007, respectively and 24.8% and 32.3% for the nine months ended September 30, 2008 and 2007, respectively. Our income tax expense includes federal, state and foreign income taxes at statutory rates and the effects of various permanent differences. The decrease in the 2008 rate as compared to 2007 is primarily due to our current estimate of the impact of the orphan drug credit for maribavir. Additionally, in the third quarter of 2008, we reduced our valuation allowance by $3.8 million, $2.6 million was recorded as a reduction of tax expense and $1.2 million was recorded to additional paid in capital, to recognize net deferred tax assets that management believes are more likely than not to be realized. We currently anticipate an effective tax rate in the range of approximately 25% to 30% for the year ended December 31, 2008, which includes an estimate related to orphan drug credit based upon estimates of qualified expenses and excludes the impact of discreet items, the impact of the Lev acquisition, and any additional potential changes in the valuation allowance. We continue to evaluate our qualified expenses and, to the extent that actual qualified expenses vary significantly from our estimates, our effective tax rate will be impacted.

Liquidity

We expect that our near term sources of revenue will arise from Vancocin product sales and product sales of Cinryze following the commercial launch. However, we cannot predict what the actual sales of Vancocin will be in the future as the outcome of our effort to oppose the OGD’s approach to bioequivalence determinations for generic copies of Vancocin is uncertain. In addition, there are no assurances that demand for Vancocin will continue at historical or current levels despite our additional promotional efforts. Finally, we cannot predict the actual sales of Cinryze as the product has not yet been launched commercially and has no history of revenue.

Our ability to generate positive cash flow is also impacted by the timing of anticipated events in our CMV and NTCD programs, including the scope of the clinical trials required by regulatory authorities, results from clinical trials, the results of our product development efforts, variations from our estimate of future direct and indirect expenses and costs associated with our acquisition of Lev, commercial launch of Cinryze and phase 4 clinical trials of Cinryze.

While we anticipate that continued cash flows from Vancocin, and cash flows from Cinryze upon commercialization, as well as our current cash, cash equivalents and short-term investments, should allow us to fund substantially all of our ongoing development and other operating costs, the interest payable on the senior convertible notes, as well as the contingent consideration to be paid upon certain regulatory and commercial milestones for Cinryze ,we may need additional financing in order to expand our product portfolio. At September 30, 2008, we had cash, cash equivalents and short-term investments of $668.4 million. On October 21, 2008, we used approximately $385 million, net of cash received from Lev, to fund our acquisition of Lev, including deal related expenses. At September 30, 2008, the annualized weighted average nominal interest rate on our short-term investments was 2.2% and the weighted average length to maturity was 0.7 months.

Overall Cash Flows

During the nine months ended September 30, 2008, we generated $90.9 million of net cash from operating activities, primarily from the cash contribution of Vancocin. Partially offsetting this cash contribution is the impact of higher accounts receivables, which is related to the timing of orders and the price increase in the first quarter, higher other assets and lower accrued expenses, offset by a lower interest receivable and higher accounts payable. We were provided with $340.9 million of cash from investing activities, as we transferred short-term investments to cash and cash equivalents. Our net cash provided by financing activities for the nine months ended September 30, 2008 was $1.6 million.

Operating Cash Inflows

We began to receive cash inflows from the sale of Vancocin in January 2005. We have yet to commercially launch Cinryze and cannot predict the cash inflows once this occurs. We cannot reasonably estimate the period in which we will begin to receive material net cash inflows from our product candidates currently under development. Cash inflows from development-stage products are dependent on achievement of regulatory approvals. We may not receive revenues if a development stage product fails to obtain regulatory approvals. The most significant of our near-term operating development cash inflows are as described under “Development Programs”.

Operating Cash Outflows

The cash flows we have used in operations historically have been applied to research and development activities, marketing and business development efforts, general and administrative expenses, servicing our debt, and income tax payments. Bringing drugs from the preclinical research and development stage through phase 1, phase 2, and phase 3 clinical trials and FDA approval is a time consuming and expensive process. Because our product candidates are currently in the clinical stage of development, there are a variety of events that could occur during the development process that will dictate the course we must take with our drug development efforts and the cost of these efforts. As a result, we cannot reasonably estimate the costs that we will incur through the commercialization of any product candidate. However, due to advancements in our clinical trials with maribavir and our initiative to develop non-toxigenic strains of C. difficile, we expect future costs to exceed current costs. Additionally, we used approximately $385 million of cash, net of cash received from Lev, to fund our acquisition of Lev Pharmaceuticals. We are also required to pay contingent consideration to Lev shareholders upon certain regulatory and commercial milestones. The most significant of our near-term operating development cash outflows are as described under “Development Programs”.

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

Core Development Programs

CMV program—From the date we in-licensed maribavir through September 30, 2008, we paid $71.0 million of direct costs in connection with this program, including the acquisition fee of $3.5 million paid to GSK for the rights to maribavir in September 2003 and a $3.0 million milestone payment in February 2007.

During the remainder of 2008, we expect maribavir-related activities to include continued recruitment into the ongoing phase 3 study in patients who have received a liver transplant as well as data collection from patients in our Phase 3 study undergoing allogeneic stem cell transplant. We will also continue to conduct phase 1 clinical pharmacology studies to support the overall clinical development program. Based on the execution of phase 3 clinical development studies, we expect our expenses in 2008 for the CMV program to be substantially higher than in 2007. In 2009, we will evaluate the cost benefit analysis of performing additional studies of maribavir, which may include kidney and pediatric studies. We are solely responsible for the cost of developing our CMV product candidate.

Should we achieve certain product development events, we are obligated to make certain milestone payments to GSK, the licensor of maribavir.

HCV program—From the date that we commenced predevelopment activities for compounds in this program that are currently active through September 30, 2008, we paid $4.5 million in direct expenses for the predevelopment and development activities relating to such compounds. These costs are net of contractual cost sharing arrangements between Wyeth and us. Wyeth pays a substantial portion of the collaboration’s predevelopment and development expenses.

In April 2008 we, along with Wyeth, discontinued the development of HCV-796 due to the previously announced safety issue that emerged in the ongoing Phase 2 trial in patients with hepatitis C. Additionally, we announced that ViroPharma and Wyeth do not expect to continue to collaborate on future development of hepatitis C treatment candidates.

Vancocin—We acquired Vancocin in November 2004 and through September 30, 2008, we have spent approximately $1.5 million in direct research and development costs related to Vancocin activities since acquisition.

NTCD—We acquired NTCD in February 2006 and through September 30, 2008 have spent approximately $3.9 million in direct research and development costs. During the remainder of 2008, we expect our research and development activities on NTCD to increase significantly, therefore, we expect direct costs to increase materially above 2007 levels.

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

Business development activities

Through September 30, 2008, we paid an acquisition price of $116.0 million, paid $30.1 million related to additional purchase price consideration tied to product sales (see Note 4 of the Unaudited Consolidated Financial Statements) and incurred $2.0 million of fees and expenses in connection with the Vancocin acquisition.

On October 21, 2008, we completed the merger under which ViroPharma will acquire Lev Pharmaceuticals, Inc. (Lev). Lev is a biopharmaceutical company focused on developing and commercializing therapeutic products for the treatment of inflammatory diseases. The terms of the merger agreement provided for the conversion of each share of Lev common stock into upfront consideration of $442.9 million, or $2.75 per Lev share, comprised of $2.25 per share in cash and $0.50 per share in ViroPharma common stock, and contingent consideration of up to $1.00 per share which may be paid on achievement of certain regulatory and commercial milestones. The Company used approximately $385 million of existing cash and cash equivalents, net of cash received from Lev, to fund the acquisition, including deal related expenses, and will issue approximately 7,359,667 shares in conjunction with the merger.

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

Senior Convertible Notes

On March 26, 2007, the Company issued $250.0 million of 2% senior convertible notes due March 2017 (the “senior convertible notes”) in a public offering. The $250.0 million includes an issuance pursuant to the underwriters’ exercise of an overalloment in the amount of $25.0 million that was closed concurrently on March 26, 2007. Net proceeds from the issuance of the senior convertible notes were $241.8 million. The senior convertible notes are unsecured unsubordinated obligations and rank equally with any other unsecured and unsubordinated indebtedness. The senior convertible notes bear interest at a rate of 2% per annum, payable semi-annually in arrears on March 15 and September 15 of each year commencing on September 15, 2007. As of September 30, 2008, the Company has accrued $0.2 million in interest payable to holders of the senior convertible notes. Debt issuance costs of $8.2 million have been capitalized and are being amortized over the term of the senior convertible notes, with the balance to be amortized as of September 30, 2008 being $6.8 million.

The senior convertible notes are convertible into shares of the Company’s common stock at an initial conversion price of $18.87 per share. The senior convertible notes may only be converted: (i) anytime after December 15, 2016; (ii) during the five business-day period after any five consecutive trading day period (the “measurement period”) in which the price per note for each trading day of that measurement period was less than 98% of the product of the last reported sale price of our common stock and the conversion rate on each such day; (iii) during any calendar quarter (and only during such quarter) after the calendar quarter ending June 30, 2007, if the last reported sale price of our common stock for 20 or more trading days in a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter exceeds 130% of the applicable conversion price in effect on the last trading day of the immediately preceding calendar quarter; or (iv) upon the occurrence of specified corporate events. Upon conversion, holders of the senior convertible notes will receive shares of common stock, subject to ViroPharma’s option to irrevocably elect to settle all future conversions in cash up to the principal amount of the senior convertible notes, and shares for any excess. We can irrevocably elect this option at any time on or prior to the 35th scheduled trading day prior to the maturity date of the senior convertible notes. The senior convertible notes may be required to be repaid on the occurrence of certain fundamental changes, as defined in the senior convertible notes. As of September 30, 2008, the fair value of the $250.0 million convertible senior notes outstanding was approximately $207.9 million, based on the level 2 valuation hierarchy under SFAS 157.

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

Once commercialization of Cinryze occurs, we will establish accruals for chargebacks, rebates and sales discounts for Cinryze based on industry averages according to the criteria discussed above. We will include our history in these analyses as our sales continue in future periods.

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

On an ongoing periodic basis, we evaluate the useful life of intangible assets and determine if any economic, governmental or regulatory event has modified their estimated useful lives. While we reviewed the useful life of our intangible assets in March 2006 in light of the actions taken by the OGD, we did not change the useful life of our intangible assets during the quarter ended September 30, 2008. See Note 4 of the Unaudited Consolidated Financial Statements for further information.

•

Short-term Investments—We review our short-term investments on a periodic basis for other-than-temporary impairments. This review considers credit worthiness and our intent and ability to hold debt securities until maturity and is subjective as it requires management to evaluate whether an event or change in circumstances has occurred in that period that may have a significant adverse effect on the fair value of the investment. As of September 30, 2008, no unrealized losses are other-than-temporary.

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

Recently Issued Accounting Pronouncements

In December 2007, the Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (SFAS) No. 141R, Business Combinations, which will significantly change the accounting for business combinations. SFAS 141R is effective for fiscal years beginning after December 15, 2008. The Company will apply the guidance of the Statement to business combinations completed on or after January 1, 2009.

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

In May 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”). The FSP requires the issuer of convertible debt instruments with cash settlement features to separately account for the liability and equity components of the instrument. The debt is recognized at the present value of its cash flows discounted using the issuer’s nonconvertible debt borrowing rate. The equity component is recognized as the difference between the proceeds from the issuance of the note and the fair value of the liability. The FSP also requires an accretion of the resultant debt discount over the expected life of the debt. The transition guidance requires retrospective application to all periods presented, and does not grandfather existing instruments. The FSP will be effective for financial statements for years beginning after December 15, 2008 and interim periods within those years. The Company is currently evaluating the impact of FSP APB 14-1 and expects that adoption of the proposal will reduce long-term debt, increase stockholders’ equity, and reduce net income and earnings per share. In 2009, the adoption of the FSP will require the Company to record approximately $7.0 of additional non-cash interest expense related to the outstanding senior convertible debt instruments. Adoption of the proposal would not affect the Company’s cash flows.

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133” (“SFAS 161”), which changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. Companies are required to adopt SFAS 161 for fiscal years beginning after November 15, 2008. The Company is currently evaluating the impact of this standard and currently does not expect it to have a significant impact on our disclosures related to derivative instruments and hedging activities.

In June 2008, the FASB issued FSP Emerging Issues Task Force (EITF) No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” Under the FSP, unvested share-based payment awards that contain rights to receive nonforfeitable dividends (whether paid or unpaid) are participating securities, and should be included in the two-class method of computing EPS. This FSP is effective for fiscal years beginning after December 15, 2008. The Company does not have share-based payment awards that contain rights to nonforfeitable dividends, thus this FSP is not anticipated to have an impact on the Company’s consolidated financial statements.

In April 2008, FSP No. FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP No. FAS 142-3”) was issued which provides for additional considerations to be used in determining useful lives and requires additional disclosure regarding renewals. FSP No. FAS 142-3 is effective for fiscal years beginning after December 15, 2008. Early adoption is not permitted. The FSP must be applied prospectively to intangible assets acquired after the effective date. The Company will apply the guidance of the FSP to intangible assets acquired after January 1, 2009.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk

Our holdings of financial instruments are primarily comprised of a mix of U.S. corporate debt, government securities and commercial paper. All such instruments are classified as securities available for sale. Our debt security portfolio represents funds held temporarily pending use in our business and operations. We manage these funds accordingly. Our primary investment objective is the preservation of principal, while at the same time optimizing the generation of investment income. We seek reasonable assuredness of the safety of principal and market liquidity by investing in cash equivalents (such as Treasury bills and money market funds) and fixed income securities (such as U.S. government and agency securities, municipal securities, taxable municipals, and corporate notes) while at the same time seeking to achieve a favorable rate of return. Our market risk exposure consists principally of exposure to changes in interest rates. Our holdings are also exposed to the risks of changes in the credit quality of issuers. Historically, we have typically invested in financial instruments with maturities of less than one year. During 2008, we have increased our investments in US Treasuries. The carrying amount, which approximates fair value, and the annualized weighted average nominal interest rate of our investment portfolio at September 30, 2008, was approximately $55.6 million and 2.2%, respectively. The weighted average length to maturity was 0.7 months. A one percent change in the interest rate would have resulted in a $0.1 million impact to interest income for the quarter ended September 30, 2008.

At September 30, 2008, we had outstanding $250 million of our senior convertible notes. The senior convertible notes bear interest at a rate of 2% per annum, payable semi-annually in arrears on March 15 and September 15 of each year commencing on September 15, 2007. The senior convertible notes are convertible into shares of the Company’s common stock at an initial conversion price of $18.87 per share. The senior convertible notes may only be converted: (i) anytime after December 15, 2016; (ii) during the five business-day period after any five consecutive trading day period (the “measurement period”) in which the price per note for each trading day of that measurement period was less than 98% of the product of the last reported sale price of our common stock and the conversion rate on each such day; (iii) during any calendar quarter (and only during such quarter) after the calendar quarter ending June 30, 2007, if the last reported sale price of our common stock for 20 or more trading days in a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter exceeds 130% of the applicable conversion price in effect on the last trading day of the immediately preceding calendar quarter; or (iv) upon the occurrence of specified corporate events. Upon conversion, holders of the senior convertible notes will receive shares of common stock, subject to ViroPharma’s option to irrevocably elect to settle all future conversions in cash up to the principal amount of the senior convertible notes, and shares for any excess. We can irrevocably elect this option at any time on or prior to the 35th scheduled trading day prior to the maturity date of the senior convertible notes. The senior convertible notes may be required to be repaid on the occurrence of certain fundamental changes, as defined in the senior convertible notes. As of September 30, 2008, the fair value of the $250.0 million convertible senior notes outstanding was approximately $207.9 million, based on the level 2 valuation hierarchy under SFAS 157.

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

Beginning in 2006, we also have been exposed to movements in foreign currency exchange rates, specifically the Euro, for certain immaterial expenses. We have used foreign currency forward exchange contracts based on forecasted transactions to reduce this exposure to the risk that the eventual net cash outflows, resulting from purchases from foreign testing sites, will be adversely affected by changes in exchange rates. The nominal amount of these forwards as of September 30, 2008 was $0.3 million and the associated fair value was approximately $29,000, which is credited to research and development expenses.

ITEM 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer, or CEO, and our Chief Financial Officer, or CFO, of the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of September 30, 2008. Based on that evaluation, our management, including our CEO and CFO, concluded that as of September 30,

2008 our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to the Company’s management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the third quarter of 2008 there were no significant changes in our internal control over financial reporting identified in connection with the evaluation of such controls that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1a.	Risk Factors

We are providing the following information regarding changes that have occurred to previously disclosed risk factors from our Annual Report on Form 10-K for the year ended December 31, 2007 and our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2008 and June 30, 2008, specifically related to our completion of the acquisition of Lev Pharmaceuticals, Inc. in accordance with the agreement and plan of merger dated as of July 15, 2008, with Lev Pharmaceuticals, Inc., and HAE Acquisition Corp., our wholly owned merger subsidiary. In addition to the other information set forth below and elsewhere in this report, you should carefully consider the factors discussed under the heading “Risk Factors” in our Form 10-K for the year ended December 31, 2007 and each of our Form 10-Q filings for the quarters ended March 31, 2008 and June 30, 2008. The risks described in our Quarterly Reports on Form 10-Q are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

If we are unable to successfully commercialize Cinryze or are significantly delayed or limited in doing so, our business will be materially harmed.

The FDA approved Cinryze for routine prophylaxis against angioedema attacks in adolescent and adult patients with hereditary angioedema on October 10, 2008. We currently expect Cinryze to be commercially available for routine prophylaxis against HAE later this year. The commercial success of Cinryze will depend on several factors, including the following:

•	the number of patients with HAE that may be treated with Cinryze;

•	acceptance by physicians and patients of Cinryze as a safe and effective treatment;

•	ability to effectively market and distribute Cinryze in the United States;

•	cost effectiveness of HAE treatment using Cinryze;

•	relative convenience and ease of administration of Cinryze;

•	potential advantages of Cinryze over alternative treatments;

•	the timing of the approval of competitive products including another C1 esterase inhibitor for the acute treatment of HAE;

•	patients’ ability to obtain sufficient coverage or reimbursement by third-party payers;

•	sufficient supply of raw materials; and

•	manufacturing or supply interruptions which could impair our ability to acquire an adequate supply of Cinryze to meet demand for the product.

If we are not successful in commercializing Cinryze in the United States, or are significantly delayed or limited in doing so, we could fail to maintain profitability and our financial condition, results of operations and liquidity will be materially adversely impacted.

Because the target patient population for Cinryze is small and has not been definitively determined, we must be able to successfully identify HAE patients and achieve a significant market share in order to maintain profitability.

The prevalence of HAE patients has not been definitively determined but has been estimated at approximately 4,600 total patients in the United States. There can be no guarantee that any of our programs will be effective at identifying HAE patients and the number of HAE patients in the United States may turn out to be lower than expected or may not be amenable to treatment with Cinryze.

If we are unable to obtain reimbursement for Cinryze from government health administration authorities, private health insurers and other organizations, Cinryze may be too costly for regular use and our ability to generate revenues would be harmed.

Our future revenues and profitability will be adversely affected governmental, private third-party payers and other third-party payers, including Medicare and Medicaid, will not defray the cost of Cinryze to the consumer. If these entities do not provide coverage and reimbursement for Cinryze or determine to provide an insufficient level of coverage and reimbursement, Cinryze may be too costly for general use, and physicians may not prescribe it. Cinryze is significantly more expensive than traditional drug treatments. Many third-party payers cover only selected drugs, making drugs that are not preferred by such payer more expensive for patients, and often require prior authorization or failure on another type of treatment before covering a particular drug. Third-party payers may be especially likely to impose these obstacles to coverage for higher-priced drugs such as Cinryze.

In addition to potential restrictions on coverage, the amount of reimbursement for our products may also reduce our profitability and worsen our financial condition. In the United States and elsewhere, there have been, and we expect there will continue to be, actions and proposals to control and reduce healthcare costs. Government and other third-party payers are challenging the prices charged for healthcare products and increasingly limiting and attempting to limit both coverage and level of reimbursement for prescription drugs.

Because Cinryze is too expensive for most patients to afford without sufficient health insurance coverage, if adequate coverage and reimbursement by third-party payers is not available, our ability to successfully commercialize Cinryze may be adversely impacted. Any limitation on the use of Cinryze or any decrease in the price of Cinryze will have a material adverse effect on our business.

Even where patients have access to insurance, their insurance co-payment amounts may be too expensive for them to afford. ViroPharma will financially support the HAE financial assistance programs established by Patient Services Incorporated (PSI), which, among other things, assists patients in acquiring drugs such as Cinryze. Organizations such as PSI assist patients who have no insurance coverage for drugs locate insurance and also provide financial assistance to patients whose insurance coverage leaves them with prohibitive co-payment amounts or other expensive financial obligations. In addition to assistance from organizations such as PSI, we anticipate that we will provide Cinryze without charge for related charitable purposes. We are not able to predict the financial impact of the support we may provide for these and other charitable purposes; however, substantial support could have a material adverse effect on our ability to maintain profitability.

In furtherance of our efforts to facilitate access to Cinryze, we have contracted with a third party to provide the CinryzeSolutions™ program, a treatment support service for patients with HAE and their healthcare providers. CinryzeSolutions personnel will provide education about HAE and Cinryze and help facilitate solutions for reimbursement, coverage and access. Although case managers will assist patients and healthcare providers in locating and accessing Cinryze, we cannot guarantee a sufficient level of coverage, reimbursement or financial assistance.

If we are not first to receive FDA approval of Cinryze for the acute treatment of HAE, the Orphan Drug Act may provide a competitor with up to seven years of market exclusivity in the acute indication.

The Orphan Drug Act was created to encourage companies to develop therapies for rare diseases by providing incentives for drug development and commercialization. One of the incentives provided by the act is seven years of market exclusivity for the first product in a class licensed for the treatment of a rare disease. HAE is considered to be a rare disease under the Orphan Drug Act, and companies may obtain orphan drug status for therapies that are developed for this indication. The approval of Cinryze for the routine prophylaxis against angioedema attacks in adolescent and adult patients with HAE would not prevent another company from gaining licensure related to the acute treatment of HAE. We believe CSL Behring and Pharming NV are currently developing products that the FDA may determine to be in the same class as our C1 INH product candidate for the acute treatment of HAE.

Based on discussions with the FDA, we withdrew the portion of the BLA referring to data for the acute treatment of HAE attacks. We intend to resubmit this data as a supplemental BLA, along with additional data from ongoing open label acute studies of Cinryze, as soon as possible. While we do not believe that an additional study will be required, it is possible that the FDA may require additional studies. In March 2008, CSL Behring submitted a biologics license application with the FDA for a product candidate for the acute treatment of HAE. We believe that the Prescription Drug User Fee Act target date for FDA action for CSL Behring’s application is in December 2008 and we cannot assure that our supplemental BLA regarding acute treatment will be submitted, accepted or reviewed by the FDA prior to CSL Behring’s application. In the event that either of these companies are first to obtain FDA licensure for their product for acute treatment of HAE, we could be prevented from obtaining licensure and marketing our C1 INH product candidate for the acute treatment of HAE which could reduce our potential future revenues from sales of Cinryze.

We do not know whether Vancocin will continue to be competitive in the markets which it serves, nor do we know if Cinryze, once it becomes commercially available, will be, or will remain competitive in the markets which it is intended to serve.

We currently generate revenues from sales of Vancocin in the U.S. for the treatment of antibiotic-associated pseudomembranous colitis caused by Clostridium difficile infection (“CDI”), or C. difficile, and enterocolitis caused by S. aureus , including methicillin-resistant strains. Vancocin sales for treatment of antibiotic-associated pseudomembranous colitis caused by C. difficile have increased over the past 12 months; however, Vancocin’s share of the U.S. market for this indication may decrease due to competitive forces and market dynamics, including an increase in the oral use of intravenous vancomycin. Metronidazole, a generic product, is regularly prescribed to treat CDI at costs which are substantially lower than for Vancocin. In addition, products which are currently marketed for other indications by other companies may also be prescribed to treat this indication. Other drugs that are in development by our competitors, including Salix Pharmaceuticals, Optimer Pharmaceuticals and Genzyme Corporation, could be found to have competitive advantages over Vancocin. Approval of new products, or expanded use of currently available products, to treat CDI, and particularly severe disease caused by CDI, could materially and adversely affect our sales of Vancocin.

The FDA approved Cinryze for routine prophylaxis against angioedema attacks in adolescent and adult patients with hereditary angioedema on October 10, 2008 and we currently expect Cinryze to be commercially available for prophylaxis against HAE later this year. While we are not aware of other companies which are developing a product for the prophylaxis of HAE, we believe CSL Behring, Dyax and Pharming NV and Jerini/Shire are currently developing products for the acute treatment of HAE. In addition, steroid based products are currently marketed for treatment of HAE. Approval of new products, or expanded use of currently available products, to prophylax or treat HAE, could materially and adversely affect our sales of Cinryze.

We have limited sales and marketing infrastructure and if we are unable to develop our own sales and marketing capability, we may be unsuccessful in commercializing our products.

We currently have a limited marketing staff. During the third quarter of 2007, we made the decision to, for the first time, create a small sales organization targeting teaching institutions to promote Vancocin. Our sales organization commenced operations during the first quarter of 2008. As a result of our acquisition of Vancocin, we established a small group of regional medical scientists and commenced medical education programs. In connection with our acquisition of Cinryze, we are establishing a modest national sales organization targeting allergists and we are integrating several marketing personnel who were employees of Lev.

The development of a marketing and sales capability for our marketed products, product candidates in clinical development, or for products that we may acquire if we are successful in our business development efforts, could require significant expenditures, management resources and time. We may be unable to build a marketing and sales capability, the cost of establishing such a marketing and sales capability may exceed any product revenues, and our marketing and sales efforts may be unsuccessful. If we are unable to successfully establish a sales and marketing capability in a timely manner, our business and results of operations will be harmed. Even if we are able to develop a sales force, it may not successfully penetrate the markets for any of our proposed products.

Under our agreement with GSK, we have the exclusive right to market and sell maribavir throughout the world, other than Japan. We are expanding our commercial marketing organization in the United States and Europe and intend to build a sales force in the U.S. and E.U. to prepare for the potential commercialization of maribavir. We are evaluating alternatives for the potential future sale of maribavir in territories outside of the U.S. and E.U. Schering-Plough is solely responsible for the marketing, promotion and sale of intranasal pleconaril following its approval.

We rely on a single third party to perform the distribution and logistics services for Vancocin and will also rely on a limited number of distribution partners for Cinryze.

We rely on a single third party to provide all necessary distribution and logistics services with respect to our sales of Vancocin, including warehousing of finished product, accounts receivable management, billing, collection and recordkeeping.

We have entered into agreements with two specialty distributors / specialty pharmacies that will distribute Cinryze to physicians, hospitals, pharmacies, home health providers and patients upon commercialization. We also entered into an agreement for a single logistics service to manage inventory, fulfillment and similar aspects of commercializing Cinryze as well as a single service provider who will provide patient support services including benefit coverage investigations, prior authorizations, appeals assistance, and broad based reimbursement assistance. If our third party service providers ceases to be able to provide us with these services, or do not provide these services in a timely or professional manner, it could significantly disrupt our commercial operations, and may result in our not achieving the sales of Vancocin and Cinryze that we expected. Additionally, any interruption to these services could cause a delay in delivering product to our customers, which could have a material adverse effect on our business.

The third party logistics service provider stores and distributes our products from two warehouses located in the central U.S. and western U.S. A disaster occurring at or near either facility could materially and adversely impact our ability to supply Vancocin and Cinryze to our distribution partners, which would result in a reduction in revenues from sales.

We currently depend, and will in the future continue to depend, on third parties to manufacture our products, including Vancocin, Cinryze and our product candidates. If these manufacturers fail to meet our requirements and the requirements of regulatory authorities, our future revenues may be materially adversely affected.

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

We rely on a single manufacturer of Cinryze. Pursuant to our distribution agreement with Sanquin, Sanquin will supply us with certain annual minimum and maximum amounts of C1 INH. In the event demand for C-1NH is greater than the amount supplied by Sanquin, we would have to find alternative suppliers of C1 INH. Pursuant to an agreement with Sanquin we are required to finance a portion of the costs of the project to increase the manufacturing capacity of its facilities. Assuming the completion of construction, Sanquin would need to obtain the requisite regulatory approvals for the facility on a timely basis in order to manufacture Cinryze for us. If they cannot obtain necessary approvals for these contemplated expansions, or complete the planned construction in a timely manner, we may need to locate an alternative supplier. Currently, to our knowledge there is only one other commercial supplier of C1 esterase inhibitor and that supplier is also developing a product competitive with our lead product candidate. Accordingly, we cannot be certain that we would be able to locate another willing supplier for our product on the terms we require.

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

If supplies of U.S. human plasma are interrupted or if we are unable to acquire adequate supplies of U.S. human plasma to meet demand for Cinryze, our ability to maintain inventory levels could suffer and future revenues may be delayed or reduced.

We have relied exclusively and are dependent on certain third party source suppliers to supply raw materials, specifically plasma, for Cinryze. To date, we have only required plasma for the production of C1 INH to conduct our clinical trials. However, following our commercial launch of Cinryze and in connection with our ongoing open label trials and future phase 4 trial, we will need increased supplies of plasma. The plasma market has been constrained in recent years.

On July 19, 2007, we entered into an agreement for the purchase and sale of plasma with DCI Management Group, LLC, pursuant to which we will purchase quantities of U.S. Source Plasma to be utilized in the production of product under our Distribution and Manufacturing Services Agreement with Sanquin Blood Supply Foundation. Under this agreement, DCI agreed to sell us specified annual quantities of plasma in accordance with applicable good manufacturing practices.

If we are unable to obtain or maintain this level of plasma supply, we will need to obtain our supply from other parties in order to satisfy our expected needs. Establishing additional or replacement suppliers for these materials may take a substantial amount of time. In addition, we may have difficulty obtaining similar supplies from other suppliers that are acceptable to the FDA. If we have to switch to a replacement supplier, we may face additional regulatory delays and the manufacture and delivery of Cinryze could be interrupted for an extended period of time, which may decrease sales of Cinryze or result in increased costs.

Cinryze is derived from human plasma, and is therefore subject to the risk of biological contamination inherent in plasma-derived products. This risk could adversely affect our ability to obtain raw materials and market our products.

Cinryze is derived from donated human plasma. Many disease-causing viruses, bacteria and other pathogens are present in the plasma of infected individuals. If infected individuals donate plasma, the plasma would likely contain those pathogens. As a result, the sourcing of plasma, and the production of products derived from plasma, is regulated extensively by the FDA and other medical product and health care regulatory agencies. We rely on our suppliers to maintain compliance with regulations promulgated by such agencies. The failure to comply with these regulations or the accidental contamination of plasma could adversely affect our ability to source plasma at commercially reasonable prices. Moreover, public perception about the safety of plasma-derived products could adversely affect the market for our products. Concern over the safety of plasma-derived products, driven in part by past screening failures in the industry and the appearance of infectious agents like HIV, has resulted in the adoption of rigorous screening procedures by regulatory authorities, and screening procedures are likely to become stricter and more involved over time. As screening procedures have become more rigorous, potential donors have been disqualified and other potential donors have been discouraged from donating due to their reluctance to undergo the required screening procedures. Increasingly stringent measures could adversely affect plasma supplies, with a corresponding adverse effect on our ability to obtain raw materials at a commercially acceptable price or at all. The safety concerns associated with plasma-derived products also affect our ability to market our products. Medical events or studies that raise or substantiate concerns about the safety of our or other similar products would negatively impact public perception of all plasma-derived products and of the plasma donation process. Further, any failure in screening, whether by us or by other manufacturers of these products, could adversely affect our reputation, the support we receive from the medical community and overall demand for our products.

Even after regulatory approval is received, as with Vancocin and Cinryze, if we fail to comply with regulatory requirements, or if we experience unanticipated problems with our approved products, they could be subject to restrictions or withdrawal from the market.

Vancocin and Cinryze are, and any other product for which we obtain marketing approval from the FDA or other regulatory authority will be, subject to continual review and periodic inspection by the FDA and other regulatory bodies. After approval of a product, we will have, and with Vancocin and Cinryze, we currently have, significant ongoing regulatory compliance obligations related to manufacturing processes, quality control, labeling, post-approval clinical data collection and promotional activities for each such product. Later discovery of previously unknown problems with our products or manufacturing processes, or failure to comply with regulatory requirements, may result in penalties or other actions, including:

•	warning letters;

•	class restrictions or “black-box” warnings

•	fines;

•	product recalls;

•	withdrawal of regulatory approval;

•	operating restrictions, including restrictions on such products or manufacturing processes;

•	disgorgement of profits;

•	injunctions; and

•	criminal prosecution.

As part of the approval for Cinryze, we are required to conduct a clinical study designed to evaluate safety, including thrombotic adverse events, efficacy and immunogenicity of higher than labeled doses of Cinryze for routine prophylaxis. Collection and periodic reporting of CMC data also have been requested as a Post-approval commitment. In the event we are unable to comply with these requirements and commitments, we may be subject to penalties or other actions.

Over the past few years, a significant number of pharmaceutical and biotechnology companies have been the target of inquiries and investigations by various federal and state regulatory, investigative, prosecutorial and administrative entities, including the DOJ and various U.S. Attorney’s Offices, the Office of Inspector General of the Department of Health and Human Services, the FDA, the FTC and various state Attorneys General offices. These investigations have alleged violations of various federal and state laws and regulations, including claims asserting antitrust violations, violations of the Food, Drug and Cosmetic Act, the False Claims Act, the Prescription Drug Marketing Act, anti-kickback laws, and other alleged violations in connection with off-label promotion of products, pricing and Medicare and/or Medicaid reimbursement. It is both costly and time-consuming for us to comply with these extensive regulations to which it is subject. Additionally, incidents of adverse drug reactions, unintended side effects or misuse relating to our products could result in additional regulatory controls or restrictions, or even lead to withdrawal of a product from the market.

In recent years, several states and localities, including California, the District of Columbia, Maine, Massachusetts, Minnesota, Nevada, New Mexico, Vermont, and West Virginia, have enacted legislation requiring pharmaceutical companies to establish marketing compliance programs, and file periodic reports with the state or make periodic public disclosures on sales, marketing, pricing, clinical trials, and other activities. Similar legislation is being considered by the federal government and other states. Many of these requirements are new and uncertain, and the penalties for failure to comply with these requirements are unclear. We are not aware of any companies against which fines or penalties have been assessed under these special state reporting and disclosure laws to date. Nonetheless, if we are found not to be in full compliance with these laws, we could face enforcement action and fines and other penalties, and could receive adverse publicity.

Any of these events could result in a material adverse effect on our revenues and financial condition.

If we are not successful in integrating Lev into our business, then the benefits of the acquisition will not be fully realized and the market price of our common stock may be negatively affected.

We may not achieve successful integration of the Lev assets in a timely manner, or at all, and we may not realize the benefits acquisition to the extent, or in the timeframe, anticipated. The successful integration of Lev will require, among other things, integration of Lev’s assets into our operations. It is possible that the integration process could result in the loss of key employees, diversion of our management’s attention, the disruption or interruption of, or the loss of momentum in our ongoing business or inconsistencies in standards, controls, procedures and policies, any of which could adversely affect our ability to maintain relationships with customers, suppliers and employees or our ability to achieve the anticipated benefits of the acquisition, or could reduce our earnings or otherwise adversely affect our business and financial results as a result, adversely affect the market price of we common stock.

If Lev stockholders sell the ViroPharma common stock received in the merger, they could cause a decline in the market price of our common stock.

We issued approximately 7,359,667 shares of we common stock, or approximately 10.5% of the number of outstanding shares of our common stock currently in the public market, to Lev stockholders in the merger. The issuance of the common stock may result in fluctuations in the price of we common stock, including a stock price decline. Our issuance of common stock in the merger was registered with the SEC. As a result, those shares are immediately available for resale in the public market. If this occurs, or if other holders of our common stock sell significant amounts of our common stock immediately after the merger is completed, the market price of we common stock may decline.

Charges to earnings resulting from the application of accounting methods may adversely affect the market value of our common stock as a result of the acquisition of Lev.

In accordance with Statement of Financial Accounting Standard No. 141, Business Combinations, the total estimated purchase price is allocated to Lev’s net tangible assets or identifiable intangible assets based on their fair values as of the date of completion of the merger. We will incur additional amortization expense based on the identifiable amortizable intangible assets acquired pursuant to the merger agreement and their relative useful lives. These amortization charges will have a material impact on our results of operations, and therefore could have an adverse impact on the market value of our common stock.

ITEM 6.	Exhibits

List of Exhibits:

2.1*	Agreement and Plan of Merger, dated as of July 15, 2008, by and among ViroPharma Incorporated, HAE Acquisition Corp., and Lev Pharmaceuticals, Inc.

10.1*	Form of Contingent Value Rights Agreement, by and among ViroPharma Incorporated, Lev Pharmaceuticals, Inc. and StockTrans, Inc.

10.2*	Stockholder Voting Agreement, dated as of July 15, 2008, by and among ViroPharma Incorporated, Judson Cooper and Joshua Schein.

10.3*	Securities Purchase Agreement, dated as of July 15, 2008, by and among ViroPharma Incorporated and Lev Pharmaceuticals, Inc.

10.4*	Form of Orderly Sale Agreement, by and among ViroPharma Incorporated, Lev Pharmaceuticals, Inc., Judson Cooper and Joshua Schein.

10.5**	Separation Agreement, dated July 15, 2008, by and between Lev Pharmaceuticals, Inc., ViroPharma Incorporated and Joshua Schein.

10.6**	Separation Agreement, dated July 15, 2008, by and between Lev Pharmaceuticals, Inc., ViroPharma Incorporated and Judson Cooper.

31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed as an Exhibit to the Company’s Current Report on Form 8-K filed with the Commission on July 18, 2008.
**	Filed as an Exhibit to the Current Report on Form 8-K filed with the Commission on July 18, 2008 by Lev Pharmaceuticals, Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VIROPHARMA INCORPORATED

Date:	October 27, 2008	By:	/s/ Vincent J. Milano
Vincent J. Milano
President and Chief Executive Officer (Principal Executive Officer)

		By:	/s/ Richard S. Morris
Richard S. Morris
Chief Accounting Officer and Controller (Principal Accounting Officer)