Form 10-K
period 2008-12-31
VIROPHARMA INC
filed 2009-03-02
CIK 946840

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2008

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from             to

Commission File Number: 000-21699

VIROPHARMA INCORPORATED

(Exact name of registrant as specified in its charter)

Delaware	23-2789550
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

730 Stockton Drive, Exton, Pennsylvania	19341
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: 610-458-7300

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Name of each exchange on which registered:
Common Stock, par value $0.002	The NASDAQ Stock Market LLC

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The approximate aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $764.5 million as of June 30, 2008, based upon the closing sale price per share of the Common Stock as quoted on the Global Market segment of the NASDAQ Stock Market on that date.

The number of shares of the registrant’s Common Stock outstanding as of February 20, 2009 was 77,406,908 shares.

DOCUMENTS INCORPORATED BY REFERENCE

As stated in Part III of this Annual Report on Form 10-K, portions of the registrant’s definitive proxy statement for the registrant’s 2009 Annual Meeting of Stockholders scheduled to be held on May 22, 2009 are incorporated by reference in Part III of this Annual Report on Form 10-K.

VIROPHARMA INCORPORATED

FORM 10-K ANNUAL REPORT

For Fiscal Year Ended December 31, 2008

“ViroPharma,” “ViroPharma” plus the design, “Cinryze” and “Vancocin” are trademarks and service marks of ViroPharma or its licensors. We have obtained trademark registration in the United States for the marks in connection with certain products and services. All other brand names or trademarks appearing in this Annual Report on Form 10-K are the property of others.

PART I

ITEM 1.	BUSINESS

As used in this Annual Report on Form 10-K, all references in this report to “ViroPharma,” the “Company,” “we,” “us,” or “our” refer to ViroPharma Incorporated and its subsidiaries as a single entity unless the context otherwise requires.

ViroPharma is an international biopharmaceutical company dedicated to the development and commercialization of products that address serious diseases, with a focus on products used by physician specialists or in hospital settings. We intend to grow through sales of our marketed products, Vancocin® and CinryzeTM, through continued development of our product pipeline and through potential acquisition or licensing of products or acquisition of companies. We have two marketed products, and three development programs.

We market and sell Vancocin HCl capsules, the oral capsule formulation of vancomycin hydrochloride, in the U.S. and its territories. Vancocin is a potent antibiotic approved by the U.S. Food and Drug Administration, or the FDA, to treat antibiotic-associated pseudomembranous colitis caused by Clostridium difficile infection (CDI), or C. difficile, and enterocolitis caused by Staphylococcus aureus, including methicillin-resistant strains.

On October 21, 2008, we completed our acquisition of Lev Pharmaceuticals, Inc. (Lev), a biopharmaceutical company focused on developing and commercializing therapeutic products for the treatment of inflammatory diseases. As a result of the merger, we obtained Cinryze, a C1 inhibitor, which has been approved by the FDA for routine prophylaxis of hereditary angioedema (HAE) also known as C1 inhibitor deficiency, a rare, severely debilitating, potentially life-threatening genetic disorder. In December 2008, we submitted a supplemental Biologics Application (sBLA) for Cinryze as a treatment for acute attacks of HAE based on a re-analysis and resubmission of data from a pivotal Phase 3 acute treatment study of Cinryze and interim data from an ongoing open label acute study of the drug. In February 2009, the sBLA was granted priority review with a Prescription Drug User Fee Act (PDUFA) date of June 3, 2009.

ViroPharma is developing two new product candidates, maribavir for the prevention and treatment of cytomegalovirus, or CMV disease; and non-toxigenic strains of C. difficile (NTCD) for the treatment and prevention of CDI. On February 9, 2009, we announced that our Phase 3 trial evaluating maribavir used as prophylaxis in allogeneic stem cell, or bone marrow, transplant (SCT) patients did not achieve its primary endpoint. In the primary analysis, there was no statistically significant difference between maribavir and placebo in reducing the rate of CMV disease. Additionally, on February 13, 2009, we announced that enrollment in our Phase 3 trial evaluating maribavir in liver transplant patients was discontinued and that all patients on study drug were moved to current standard of care.

We have licensed the U.S. and Canadian rights for a third product development candidate, an intranasal formulation of pleconaril, to Schering-Plough for the treatment of picornavirus infections.

We intend to continue to evaluate in-licensing or other opportunities to acquire products in development, or those that are currently on the market. We plan to seek products that treat serious medical conditions which require modest sales and marketing infrastructure, or to complement the markets that we hope our CMV and NTCD programs will serve or in which Vancocin and Cinryze are prescribed.

We were incorporated in Delaware in September 1994 and commenced operations in December 1994. Our executive offices are located at 730 Stockton Drive, Exton, Pennsylvania 19341, our telephone number is 610-458-7300 and our website address is www.viropharma.com. Information contained on our website is not incorporated into this Annual Report on Form 10-K or any other filings we make with the SEC.

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

CDI is an infection of the GI tract. The clinical manifestations, ranging from diarrhea to toxicmegacolon and sometimes death, are a result of toxins produced by the bacterium that cause inflammation in the colon. Hospitalized patients, those residing in long-term care centers, those greater than 65 years of age, and patients that have received broad-spectrum antibiotic therapy, are at greatest risk to acquire CDI.

CDI is not a nationally reportable disease and as such it is difficult to estimate the actual incidence of disease with precision. Based on reports from the Centers for Diseases Control and Prevention (CDC) and peer-reviewed publications, we estimate that at least 500,000 patients were affected by CDI in 2008. Many clinicians report treating increasing numbers of patients with severe CDI and increased mortality rates. Clinicians have also noted that some patients are progressing from mild/moderate disease to severe disease or death more rapidly than previously observed. The incidence of CDI appears to have plateaued in 2008 relative to previous years.

Although the causes for this change in CDI remain under active investigation, the CDC has postulated that a combination of changes in antibiotic use and infection control practices, along with the emergence of a hypervirulent strain of C. difficile, are likely contributors. As of late 2008, this strain (referred to as the toxinotype III, BI, or NAP1/027 strain) has been identified in at least 40 states in the U.S.

Vancocin is the only drug approved by the FDA for the treatment of antibiotic-associated pseudomembranous colitis caused by C. difficile. Historically metronidazole has been commonly used as first-line treatment for CDI, while Vancocin has been reserved for those patients who have failed metronidazole, have recurrent disease, or who are suffering from severe CDI. We believe that changes in the epidemiology of CDI, in particular the increasing frequency of severe disease, and data suggesting that failure or relapse occur more commonly in patients treated with metronidazole have led to an increase in the use of Vancocin. In October of 2007, the Society for Healthcare Epidemiology of America (SHEA) and the Infectious Diseases Society of American (IDSA) presented draft management guidelines for CDI at the IDSA annual meeting. Key points from the draft evidenced-based guidelines include:

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

On March 17, 2006, we learned that the FDA’s Office of Generic Drugs, Center for Drug Evaluation and Research (“OGD”) permitted a generic drug applicant to request a waiver of in-vivo bioequivalence testing for copies of Vancocin if the generic applicant could show that its product was rapidly dissolving. In December 2008, FDA changed OGD’s 2006 bioequivalence recommendation by issuing draft guidance for establishing bioequivalence to Vancocin which would require generic products that have the same inactive ingredients in the same quantities as Vancocin (“Q1 and Q2 the same”) to demonstrate bioequivalence through comparative dissolution testing. Under this latest proposed method, any generic product that is not Q1 and Q2 the same as Vancocin would need to conduct an in vivo study with clinical endpoints to demonstrate bioequivalence with Vancocin. The comment period for this proposed change is scheduled to expire on March 19, 2009. We are opposing both the substance of the FDA’s bioequivalence method and the manner in which it was developed. However, if FDA’s proposed bioequivalence method for Vancocin becomes effective, the time period in which a generic competitor may enter the market would be reduced and multiple generics may enter the market, which would materially impact our operating results, cash flows and possibly intangible asset valuations.

Cinryze

In October 2008, we completed our acquisition of Lev. Lev was a biopharmaceutical company focused on developing and commercializing therapeutic products for the treatment of inflammatory diseases. The terms of the merger agreement provided for the conversion of each share of Lev common stock into upfront consideration in the aggregate amount of $453.1 million, or $2.75 per Lev share, comprised of $2.25 per share in cash and $0.50 per share in ViroPharma common stock, and contingent consideration (CVRs) of up to $1.00 per share which may be paid upon the achievement of certain regulatory and commercial milestones.

The FDA granted approval for Cinryze in October 2008 for routine prophylaxis against attacks in adolescent and adult patients with hereditary angioedema (HAE). HAE is a genetic disorder characterized by episodes of edema (swelling) in the extremities, face, abdomen, and airway passages. The majority of patients have episodes of severe abdominal pain, nausea and vomiting that is caused by swelling in the intestinal wall. Attacks that involve the face and throat must be taken seriously and medical treatment should be sought without delay. Swelling of the throat can close the air passage and cause death by suffocation. The mortality rate from untreated airway obstruction has been reported to be over 30% with death most frequently caused by asphyxiation due to airway closure. The course of the disease is diverse and unpredictable, even within a single patient over his or her lifetime. Swelling caused by HAE usually lasts for 24-72 hours, but the length of an attack can range from four hours to four days. On average, patients experience approximately one attack per month, but the frequency is highly variable. As many as 5% to 10% of patients are severely affected, experiencing attacks one to three times per week. HAE affects between 1 in 10,000 and 1 in 50,000 individuals worldwide and there are believed to be 4,600-6,000 people with HAE in the United States.

HAE is caused by a defective gene for C1 inhibitor (C1-INH), and this defect is passed on in families, such that—a child has a 50% chance of inheriting this disease if one parent is affected. The absence of family history, however, does not rule out HAE diagnosis, and as many as 20% of HAE cases involve patients who appear to have had a spontaneous mutation of the C1-INH gene at conception. This genetic defect results in the production of either inadequate or nonfunctioning C1-INH protein.

C1-INH is known to inhibit three key biochemical pathways underlying inflammation and/or coagulation as follows: (i) the complement system; (ii) the contact pathway of intrinsic coagulation; and (iii) the fibrinolytic system. Excessive activity of each of these systems has been demonstrated in HAE, as evidenced by increased levels of components of the complement system, kallikrein, coagulation Factors XIa and XIIa, and plasmin. The biochemical imbalance that results from reduced levels of functional C1-INH leads to the production of proteins and peptides that cause fluids to be released from the capillaries into surrounding tissues thereby causing edema.

In the absence of C1-INH activity, activated C1 and plasmin generate certain inflammatory mediators that are thought to be causal factors of the angioedema observed in patients with HAE. C1-INH concentrate replaces the missing or non-functional protein and inhibits the catalytic subunits of the first component of the classic complement pathway (C1r and C1s), and also inhibits the function of kallikrien, plasmin, and coagulation factors XIa and XIIa.

Because HAE is rare and has a wide variability in disease expression, it is not uncommon for patients to remain undiagnosed or misdiagnosed for many years. Many patients report that their frequent and severe abdominal pain was inappropriately diagnosed as psychosomatic. Although rare, HAE is a disease with potentially catastrophic consequences for those affected. Aside from the potentially fatal acute respiratory compromise, unnecessary exploratory surgery has been performed on patients experiencing gastrointestinal edema because abdominal HAE attacks mimic conditions requiring surgery.

Traditionally, HAE has been classified into two types (I and II). The most common form of the disease, Type I, is characterized by low levels of C1-INH and affects about 85% of patients, whereas Type II HAE affects 15% of patients and is characterized by non-functional C1-INH. A third type of HAE has been identified in which the abnormal C1-INH protein binds to albumin, effectively reducing the amount of functional C1-INH.

Current Treatments of HAE

Treatment of HAE can be categorized as: (i) mitigation or acute treatments to remedy the symptoms of infrequent episodic acute attacks; and (ii) preventive or prophylactic treatments for patients severely affected by HAE.

There are currently no approved treatments for acute attacks of HAE available in the United States. Rather, current therapies primarily focus upon treating the symptoms of an acute attack. For swelling of the intestinal wall, which can cause debilitating pain, narcotics such as morphine and antiemetics for nausea are given, but these medications only address the symptoms and not the underlying cause. For severe laryngeal swelling, which can be life threatening, rescue therapy such as intubation or tracheotomy may be required. The use of fresh frozen plasma, which contains C1-INH but which also contains a wide variety of other factors that may activate multiple inflammatory pathways and exacerbate an attack, is also used in some instances. Facial and extremity attacks are usually left to resolve on their own. To address this unmet medical need, in the period following our acquisition of Lev, we resubmitted the portion of the Cinryze BLA referring to the data for the acute treatment of HAE attacks along with additional data from the ongoing open label acute studies of Cinryze.

Cinryze is the only FDA approved product for prevention of HAE attacks. Prior to the approval of Cinryze, patients who experience more than one attack per month have historically been treated with anabolic steroids that reduce the frequency of attacks of edema. The most commonly used steroids are alpha-alkylated androgens. Use of such anabolic steroids can have numerous side effects ranging from hepatotoxicity (liver toxicity), virilization (development of male sexual characteristics in a female), weight gain, acne and hirsutism (unwanted hair growth).

The FDA granted Cinryze seven years of marketing exclusivity for routine prophylaxis of HAE upon FDA approval pursuant to the Orphan Drug Act. The Office of Orphan Products Development originally granted orphan drug designation for Cinryze on July 16, 2004.

As part of the merger consideration payable to the former stockholders of Lev, we agreed to make up to two CVR payments upon the achievement of regulatory and commercial targets. The first CVR payment of $0.50 per share (or $87.5 million) would become payable when either (i) Cinryze is approved by the FDA for acute treatment of HAE and the FDA grants orphan exclusivity for Cinryze encompassing the acute treatment of HAE to the exclusion of all other human C1 inhibitor products or, (ii) orphan exclusivity for the acute treatment of HAE has not become effective for any third party’s human C1 inhibitor product by October 21, 2010. The second CVR payment of $0.50 per share ($87.5 million) would become payable when Cinryze reaches at least $600 million in cumulative net product sales within 10 years of closing of the acquisition.

Product Pipeline

We currently have three development programs. Our first program is for the acute treatment of HAE. Our second clinical development program targets CMV with an initial focus on CMV disease in recipients of hematopoietic stem cell and solid organ transplants. This program is within the transplant and hospital setting and focuses on diseases treated by physician specialists. Our third program is in preclinical development and targets the treatment and prevention of CDI utilizing the spore form of a non-toxin producing strain of C. difficile (NTCD).

In addition, we have licensed intranasal pleconaril to Schering-Plough who has assumed responsibility for all development and commercialization of pleconaril in the U.S. and Canada.

The following chart generally describes our research and development programs:

Product Candidate	Disease	Program Indication	Development Status	ViroPharma Commercialization Rights
Cinryze	HAE	Acute treatment	sBLA filed	All countries in North America and South America (other than the Dutch Overseas Territories, Argentina and Brazil) and Israel
Maribavir	CMV	Treatment and prevention	Evaluating Phase 3 Data	Worldwide, other than Japan
Non-toxigenic strain of C. difficile (NTCD)	CDI	Treatment and prevention	Preclinical	Worldwide rights

Cinryze

In December 2008, we submitted a supplemental Biologics Application (sBLA) for Cinryze as a treatment for acute attacks of HAE based on a re-analysis and resubmission of data from a pivotal Phase 3 acute treatment study of Cinryze and interim data from an ongoing open label acute study of the drug. In February 2009, the sBLA was granted priority review with a PDUFA date of June 3, 2009. The phase 3 study was a randomized, double blind, placebo controlled multi-center trial in 71 patients evaluating the safety and efficacy of Cinryze for the treatment of HAE attacks. The primary efficacy measure in the pivotal phase 3 acute treatment study was the time from initial treatment to the start of unequivocal relief from the defining symptom. Based on the primary efficacy variable, in the All Randomized (ITT) Dataset, the likelihood of a patient having the start of unequivocal relief of the defining symptom was 2.048 times greater in the Cinryze treatment group than in the placebo treatment group (p=0.048). The median time to the start of unequivocal relief of the defining symptom was shorter in subjects in the Cinryze treatment group (two hours) than in subjects in the placebo treatment group (greater than four hours).

In the open label study of Cinryze as a treatment for acute attacks of HAE, no patients who had acute laryngeal edema attacks required hospitalization or intubation. Cinryze was generally well tolerated. There were no deaths or serious adverse reactions related to Cinryze administration, or discontinuations due to treatment-emergent adverse events. In the analysis of 447 acute attacks in 82 patients, open label Cinryze administration provided substantial relief of the defining symptom in 93.4 percent of the attacks within four hours of injection, with a median time to onset of relief of 30 minutes. There was no observed loss of effectiveness over multiple administrations of Cinryze for subsequent HAE attacks.

In addition, we are currently evaluating the feasibility of additional indications or other formulations for Cinryze.

CMV Program

On February 9, 2009, we announced that our Phase 3 trial evaluating maribavir used as prophylaxis in allogeneic stem cell, or bone marrow, transplant (SCT) patients did not achieve its primary endpoint. In the primary analysis, there was no statistically significant difference between maribavir and placebo in reducing the rate of CMV disease. In addition, the study failed to meet its key secondary endpoints. Maribavir was generally well tolerated in this clinical study.

The primary endpoint of this Phase 3 study was the incidence of CMV disease, confirmed by an independent endpoint committee, within 6 months post-transplant. The incidence of CMV disease within 6 months was 4.4 percent for maribavir compared to 4.8 percent for placebo (P=0.79). The first of four key secondary endpoints was the rate of initiation of anti-CMV treatment within 6 months, which was 37.9 percent for maribavir compared to 40.5 percent for placebo (P=0.49). In addition, the incidence of graft-versus-host disease, mortality and CMV disease-free survival was comparable between the groups. We are continuing to analyze the study results.

The SCT study is a randomized, double-blind, placebo-controlled, multicenter pivotal Phase 3 study in 681 patients who have undergone allogeneic stem cell transplantation. Following transplantation and transplant engraftment, eligible patients were randomized to receive maribavir or matching placebo in a 2:1 randomization ratio. All patients received maribavir 100 mg BID or placebo for a maximum duration of 12 weeks, and followed for an additional 12 weeks to reach the 6-month post-transplant analyses for regulatory filing purposes. All patients were then to be followed for an additional 24 weeks.

Enrolled subjects underwent testing for CMV infection at least weekly. CMV surveillance included weekly testing at a central laboratory for the presence of CMV pp65 antigenemia and for the presence of CMV DNA in plasma using a polymerase chain reaction (PCR). If CMV infection was detected during the study drug administration period (or if CMV organ disease was diagnosed), study drug was discontinued and the subject was managed according to standard CMV treatment practices at the transplant center.

On February 13, 2009, we announced that enrollment in our Phase 3 trial evaluating maribavir in liver transplant patients was discontinued and that all patients on study drug were moved to current standard of care. This decision was made based on the results of the Phase 3 study of maribavir in stem cell transplant patients, and the recommendation from our independent Data Monitoring Committee who considered the rate of viremia in both arms of the study.

We have completed several phase 1 clinical trials with maribavir to evaluate the potential for drug interactions, to evaluate the pharmacokinetics of maribavir in subjects with renal impairment and in subjects with hepatic impairment, and to evaluate the relative bioavailability of different tablet formulations. Additional clinical studies will be considered following additional analysis of the SCT study results. We completed a phase 2 clinical trial with maribavir for the prevention of CMV infections in allogeneic stem cell transplant patients, which demonstrated that maribavir significantly reduced CMV reactivation in this population.

CMV is a member of the herpes virus group, which includes the viruses that cause chicken pox, mononucleosis, herpes labialis (cold sores) and genitalis (genital herpes). Like other herpes viruses, CMV has the ability to remain dormant in the body for long periods of time. CMV infection rates average between 40% and 85% of adults in North America and Europe. In most individuals with intact immune systems, CMV causes little to no apparent illness. However, in immunocompromised individuals, CMV can lead to serious disease or death. Currently, patients who are immunosuppressed following hematopoietic stem cell or solid organ transplantation remain at high risk of CMV infection. In these patients, CMV can lead to severe conditions such as pneumonitis, gastroenteritis, or even death.

We are evaluating our maribavir program in light of the Phase 3 clinical trial results and discontinuing dosing any patients with maribavir in any clinical trials.

CDI Program

In February 2006, we announced that we had entered into a licensing agreement with Dr. Dale Gerding, of the Hines VA for the rights to develop non-toxigenic strains of C. difficile (NTCD) for the treatment and prevention of CDI. We plan to initially focus our efforts on the opportunity to prevent recurrence of CDI, using oral administration of spores of non-toxin producing C. difficile. The underlying concept of this approach is to first treat the disease with an effective product like Vancocin and eradicate the dangerous toxin-producing C. difficile which causes severe CDI. The treated patient could potentially then be dosed with oral NTCD to re-colonize the GI tract and prevent the pathogenic C. difficile bacteria from re-infecting the colon until normal GI flora returns and the patient is no longer susceptible to disease. We expect to commence a Phase 1 clinical trial with NTCD in 2009.

Business Development

We intend to continue to evaluate in-licensing or other opportunities to acquire products in development, or those that are currently on the market. We plan to seek products that treat serious medical conditions which require modest sales and marketing infrastructure, or to complement the markets that we hope our CMV and NTCD programs will serve or in which Vancocin or Cinryze is prescribed.

Competition for products currently in clinical development, or that are currently on the market, is intense and may require significant resources. There is no assurance that we will be successful in acquiring such products, or that such products can be acquired on terms acceptable to us. Additionally, if we are successful in acquiring a marketed product, we may have to expand our sales and marketing infrastructure both in the US and internationally. There is no assurance that we would be successful in expanding our commercial capabilities, that we would be able to penetrate the markets for any such products or that we could achieve market acceptance of our products. There are also no assurances that we will be able to obtain financing for acquiring such products or to expanding our operations to realize the products potential.

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

We paid Lilly an upfront cash payment of $116.0 million. We are obligated to pay additional purchase price consideration based on annual net sales of Vancocin through 2011. As of December 31, 2008, we have paid an aggregate of $30.1 million to Lilly in additional purchase price consideration, as our net sales of Vancocin surpassed the maximum obligation level of $65 million in 2005 through 2008. The $30.1 million paid was based upon 35% of $20 million in 2008, 35% of $17 million in 2007, 35% of $19 million in 2006 and 50% of $21 million in 2005.

For annual net sales during 2009 through 2011, we are obligated to pay additional amounts of 35% on net sales between $45 and $65 million. No additional payments are due to Lilly on net sales of Vancocin below or above the net sales levels. We account for additional purchase price consideration as contingent consideration and record an adjustment to the carrying amount of the related intangible assets and a cumulative adjustment to the intangible amortization upon achievement of the related sales milestones. See Note 7 of the Consolidated Financial Statements for additional information regarding intangible assets and amortization.

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

Picornaviruses and Sanofi-Aventis

In our agreement with Sanofi-Aventis, originally entered into in December 1995 and amended and restated in February 2001, we received exclusive rights under patents owned by Sanofi-Aventis to develop and market all products relating to pleconaril and related compounds for use in picornavirus disease indications in the U.S. and Canada, as well as a right of first refusal for any other indications in the U.S. and Canada. We further amended our agreement with Sanofi-Aventis in November 2003 in connection with our entry into the option agreement with Schering-Plough in respect of intranasal pleconaril. As a result of Schering-Plough’s August 2004 exercise of its option to continue the development and commercialization of pleconaril, the November 2003 amendment provided that, amongst other things, the royalty rate payable to Sanofi-Aventis was reduced. Pleconaril is covered by one of the licensed U.S. patents, which expires in 2012, and one of the licensed Canadian patents, which expires in 2013. We will be dependent on Sanofi-Aventis to prosecute and maintain certain of these patents, and to file any applications for patent term extension. We also may be dependent on Sanofi-Aventis to protect such patent rights.

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

Manufacturing and Distribution

We currently utilize a virtual supply manufacturing and distribution chain in which we do not have our own facilities to manufacture commercial or clinical trial supplies of drugs and we do not have our own distribution facilities. Additionally, we do not intend to develop such facilities for any product in the near future. Instead, we contract with third parties for the manufacture, warehousing, order management, billing and collection and distribution of our products and product candidates. This virtual approach allows us the flexibility to adapt as our pipeline advances.

Vancocin

In December 2005 we entered into a toll manufacturing agreement with NPI Pharmaceuticals (formerly OSG Norwich Pharmaceuticals, Inc.) to produce finished Vancocin product. The qualification process required to transfer Vancocin manufacturing from Lilly to NPI Pharmaceuticals was completed in February 2006. All approvals were finalized in the second quarter of 2006 and, since June 30, 2006, all of our finished product has been supplied from NPI Pharmaceuticals. In April 2006, we also entered into an agreement with Alpharma, Inc. for the manufacturing of API for Vancocin. In October, 2007, we amended this agreement with Alpharma to extend the agreement until December 2011 and identified an additional production facility that will produce API in the future. Prior to our agreement with NPI, we purchased Vancocin from Lilly from November 2004 until the second quarter 2006.

Cinryze

In conjunction with the Lev acquisition, we acquired a Distribution and Manufacturing Services Agreement with Sanquin as of January 16, 2004. Under this agreement, Sanquin has granted us (i) the exclusive right to distribute, market, offer for sale, sell, import and promote C1-INH derived from human plasma manufactured by Sanquin for the treatment of HAE in Israel and in all countries in North America and South America (other than the Dutch Overseas Territories, Argentina and Brazil), and (ii) a right of first refusal to distribute, market, offer for sale, sell, import and promote C1-INH derived from human plasma manufactured by Sanquin for the treatment of HAE in certain other geographic regions and under certain conditions.

Under the distribution agreement, it was Lev’s responsibility to conduct the Phase III clinical trials of C1-INH for the treatment of HAE and to prepare and file all regulatory applications necessary to register the product candidate. In exchange, Sanquin agreed to provide Lev with the technical data and support necessary to assist Lev in preparing and filing all such regulatory applications.

Furthermore, Sanquin agreed to supply C1-INH for Lev’s Phase III clinical trials. Upon receipt of FDA approval for our product candidate for the treatment of HAE, upon commercial launch of this product and thereafter during the term of the agreement, Sanquin will supply us with our commercial requirements for C1-INH for the treatment of HAE in each country where we have received regulatory approval subject to minimum annual purchase requirements in Euros equal to approximately $20.6 million per year. The term of this agreement is through December 31, 2010. We have the right to extend this agreement for up to eighteen additional years by way of six three year renewal periods.

On October 10, 2007, we entered into an amendment, dated as of September 24, 2007, to the Distribution and Manufacturing Services Agreement with Sanquin. Pursuant to this amendment, we initiated a construction project to scale-up the production facilities of Sanquin to be used for the purpose of meeting our anticipated ongoing requirements for the commercial use of the C1-Inhibitor product. Pursuant to the terms and conditions of the amendment, ViroPharma and Sanquin jointly developed a project plan for the construction to the production facilities with Sanquin. Subject to the terms of the final project plan, we provided Sanquin with a loan, of €7.5 million (approximately US $10.9 million, based on the exchange rate as of December 31, 2008), to finance the construction project. This construction project is currently in the planning phases and is expected to be complete in 2010 or 2011. This loan will be due July 1, 2014 and Sanquin agreed to repay the principal amount of the loan by providing us with a discount to the per unit purchase price of product. In addition, in the event the agreement is terminated before July 1, 2014 because of a default by us or if by such date the volume of product we ordered is less than the required volume for Sanquin to repay the loan, then we shall waive the then outstanding balance of the loan. In the event the agreement is terminated because of a default of Sanquin prior to the loan being repaid in full, then Sanquin shall pay us the entire outstanding principal balance of the loan as of the date of termination within 60 days from such date.

Pursuant to the amendment, Sanquin shall manufacture the product for us on a toll-manufacturing basis using the blood plasma we supply. We are required to purchase a specified amount of product from Sanquin until the scale up is complete. In addition, we agreed to an annual minimum purchase commitment of product (32 million units). Our contractual purchase commitments are subject to annual adjustments based on market conditions and do not include the cost of storage, handling and testing services that Sanquin will provide for us. We currently believe that Sanquin has enough capacity to fill our production requirements for the foreseeable future.

Further, pursuant to the amendment, Sanquin agreed to transfer to us and/or one or more third parties, all necessary rights and interests to its technology for manufacturing the product to enable a third party to serve as a second supplier of product under certain circumstances. The terms and conditions of this transfer are subject to negotiation among Sanquin, ViroPharma and a mutually agreed-upon third party. In addition, Sanquin agreed that in the event of a change in control of Sanquin (as defined in the amendment), we shall have the right to acquire from Sanquin a joint ownership right to the technology to enable us to exploit the technology, including to transfer the technology to a third party for the purpose of manufacturing product (and terminating or reducing its obligation to purchase from Sanquin). If we exercise this right, we would pay Sanquin a down payment against future annual license fees and royalties and be obligated to pay such future fees and royalties as provided for in the amendment. As provided for in the amendment, the agreement between ViroPharma and Sanquin shall be effective through December 31, 2010, and thereafter, we shall have the sole right to extend the initial term for up to an additional 18 years by providing for six consecutive renewal terms of three years each; and thereafter, the Distribution and Manufacturing Services Agreement may be extended by the mutual consent of the parties.

Plasma

In connection with our acquisition of Lev, we became party to a supply agreement for the purchase and sale of plasma with DCI Management Group, LLC pursuant to which we will purchase quantities of U.S. Source Plasma to be utilized in the production of product under our Distribution and Manufacturing Services Agreement with Sanquin Blood Supply Foundation. Under the agreement, the supplier agreed to sell us specified annual quantities of plasma in accordance with applicable good manufacturing practices. We expect our annual purchase commitment to be between $12.1 million and $12.9 million for the balance of the term of the agreement. Our contractual purchase commitments are subject to annual percentage increases based on market conditions and do not include the cost of additional pre-delivery testing which we may require the supplier to undertake. We estimate our remaining commitment under this agreement to be approximately $37.3 million.

The agreement expires December 31, 2011, unless sooner terminated in accordance with its terms. Either party may terminate the agreement upon written notice if the other party is in material breach of any provision thereof, subject to applicable cure periods. Subject to the supplier’s ability to mitigate damages, in the event we are in default of our payment obligation under the contract, we will be liable to purchase the minimum quantities of plasma specified under the contract for the balance of the term. Upon expiration of the agreement, or in the event the agreement is terminated for reasons other than as set forth above, we will be obligated to purchase a closing inventory of plasma in the quantity specified in the agreement. We expect to obtain plasma for our production of Cinryze following the expiration of this contract through our plasma centers discussed below.

Intermediate Supply Agreement with Biotest AG

On April 9, 2008, we entered into an intermediate supply agreement with Biotest AG (Biotest) pursuant to which we will sell to Biotest all of our excess output of specific intermediate plasma products (the “Residuals”) derived from the plasma processed by Sanquin on behalf of the Company. In addition, we offered Biotest a right of first refusal to purchase unprocessed plasma in the event we elect to sell unprocessed plasma to a third party. Biotest also agreed to provide us with a right of first refusal, subject to certain exceptions, to repurchase certain by products derived from the Residuals. The supply agreement has an initial term expiring December 31, 2012, unless sooner terminated. Either party may terminate the supply agreement upon written notice if the other party is in material breach of any provision thereof, subject to applicable cure periods. In the event of a breach of the agreement by Biotest, Biotest shall be liable to purchase all amounts of Residuals deliverable under the supply agreement during its remaining term.

Purchase Agreement with Plasma Centers of America, LLC

On April 9, 2008, we entered into a purchase agreement with Plasma Centers of America, LLC (PCA) pursuant to which we and PCA will, subject to the terms and conditions of the purchase agreement, consummate the following transactions: (1) construction of three new plasma collection centers (New Centers) by PCA; (2); the acquisition by us of a maximum of three new of the plasma collection centers, assuming the satisfaction of certain performance targets by PCA and (3) purchase by us of source plasma from each of these new collection centers in accordance with the terms of the purchase agreement. Pursuant to the purchase agreement, PCA shall construct and operate the three New Centers in accordance with the schedule agreed upon by the parties. We expect site selection of these centers and construction to begin in 2009. In connection with PCA’s obligations, we will make certain performance payments to PCA upon their achievement of agreed upon milestones relating to the construction and operation of each New Center. Further, during the period commencing on each New Center opening date and until the first to occur of the twelve month anniversary of such date, the closing date of our acquisition of such New Center or the election by the parties not to sell a qualified New Center, PCA shall exclusively sell the plasma generated at the New Centers to us. The purchase agreement also provides that upon the achievement by PCA of the following operating benchmarks, PCA shall have the right to cause us to acquire one or more New Centers up to the maximum of three: (a) PCA secures all regulatory approvals for each New Center with an agreed upon time frame and (b) PCA achieves and maintains an agreed-upon average collection level of plasma units. In the event PCA does not cause us to acquire a New Center, the Company shall have the right to require PCA to proceed with the sale of the New Center. In addition, in the event that the operating benchmarks are not achieved for a New Center, then we shall also have the right to acquire such New Center for a reduced purchase price.

Our commitments under this purchase agreement are comprised of three variable cost inputs: performance payments based on milestones achieved by PCA, costs of purchasing source plasma generated from each New Center and costs of acquiring the New Centers in the event that the contractual benchmarks are satisfied. The aggregate amount of the performance payments required under the purchase agreement for all New Centers is estimated at approximately $0.9 million. Further, we estimate that, if all three New Centers become operational in the time frames specified in the purchase agreement, our total pre-acquisition purchase commitment for plasma generated from such New Centers would be approximately $10.2 million. This assessment is based on management’s estimate of the volume of plasma collections at each New Center. However, plasma collections may be highly variable at each location, and therefore our actual obligations may be significantly higher or lower. In the event the contractually specified benchmarks are satisfied and we acquire one or more New Centers, our acquisition cost for each New Center will be based on the volume of collections generated at each New Center multiplied by our per unit cost of plasma purchases from such New Center. We estimate that our cost for acquiring all three New Centers will be approximately $11.4 million. However, as this commitment is based on the plasma collections generated at each New Center, our actual acquisition cost may differ.

The purchase agreement commenced on April 3, 2008 and continues until December 31, 2010, unless sooner terminated. We shall have the right to terminate the purchase agreement upon written notice in the event that (a) we are unable to obtain any regulatory approvals necessary for us to take title to any of the New Centers; (b) PCA does not satisfy the operating benchmarks within the required timeframes; or (c) the parties are unable to consummate an acquisition of a New Center within the required time period. All performance payments for a given New Center and, to the extent applicable, payments for pre-licensed plasma collected at a particular New Center shall be reimbursed in the event that our obligation to acquire such New Center is terminated due to the non-performance of PCA of any of its obligations, in the event the operating benchmarks for such New Center are not timely achieved or in the event the parties do not consummate the sale of a qualified center.

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

We expect to continue to rely solely on our collaborators and third-party manufacturers to manufacture drug substance and final drug products for both clinical development and commercial sale.

Customers

We sell our products directly to wholesale drug distributors and specialty pharmacies/ specialty distributors who then distribute the product to pharmacies, hospitals, patients, physicians and long term care facilities, among others. Net product sales to customers who accounted for 10% or more of our net product sales during the years ended December 31, 2008, 2007 and 2006 are as follows:

	Percentage of total revenues
	2008	2007	2006
Customer A	39%	37%	38%
Customer B	38%	40%	35%
Customer C	17%	16%	19%

Total	94%	93%	92%

In 2008, three wholesalers represented 94% of our total net product sales. We do not believe that the loss of any one of these wholesalers would have a material adverse effect on product sales because product sales would shift to other wholesalers or alternative forms of distribution. However, the loss of a wholesaler could increase our dependence on a reduced number of wholesalers.

In recent years, there have been numerous mergers and acquisitions among wholesale distributors as well as rapid growth of large retail drug store chains. As a result, a small number of large wholesale distributors control a significant share of the market, and the number of independent drug stores and small drug store chains has decreased. Some wholesale distributors are demanding that pharmaceutical manufacturers, including us, enter into what are referred to as distribution service agreements pursuant to which the wholesale distributors provide the pharmaceutical manufacturers with specific services, including the provision of periodic retail demand information and current inventory levels and other information. To date, we have entered into three such agreements with the parties identified in the table above.

Marketing and Sales

Our initial sales organization was established in 2008 to target doctors and hospitals to promote Vancocin. The Vancocin sales force is located solely in the Northeastern United States. With the commercial launch of Cinryze, we have expanded this sales force to target doctors who treat patients who have been diagnosed with HAE. We expect to focus our sales efforts for Cinryze towards hospitals, allergists, immunologists and home healthcare.

Foreign Operations

We conduct business in European countries through wholly-owned subsidiaries. Our international businesses are subject to risks customarily encountered in foreign operations, including fluctuations in foreign currency exchange rates and controls, import and export controls and other economic, political and regulatory policies of local governments. We currently have operations in Belgium, the United Kingdom, France and Switzerland.

Patents and Proprietary Technology

We believe that patent protection and trade secret protection are important to our business and that our future will depend, in part, on our ability to maintain our technology licenses, maintain trade secret protection, obtain patents and operate without infringing the proprietary rights of others both in the U.S. and abroad. The last core patent protecting Vancocin expired in 1996. There are no core patents protecting Cinryze. In order to continue to obtain commercial benefits from Vancocin, we will rely on product manufacturing trade secrets, know-how and related non-patent intellectual property, and regulatory barriers to competitive products. We own four pending U.S. patent applications covering vancomycin related technology. We have one issued U.S. patent and two pending U.S. patent applications describing compounds, compositions and methods for treating respiratory syncytial virus (RSV) diseases. We have one issued U.S. patent and two pending U.S. patent applications covering compounds, compositions and methods of treating and preventing picarnovirus disease and one pending U.S. patent application covering methods of reducing rhinovirus contagion. We have four issued U.S. patents, nine non-U.S. patents, eleven pending U.S. patent applications that we co-own with a single development collaborator, and one pending U.S. patent application that we co-own with multiple development collaborators describing compounds and methods for treating hepatitis C and related virus diseases, including a patent application family that covers HCV-796 and claims related compounds, compositions and methods of use for the treatment of HCV infections. We have one pending U.S. patent application on compositions and methods for identifying inhibitors of HCV, and related technology. We have one pending U.S. patent application describing compounds and methods for treating hepatitis C and related virus diseases. We have three pending

U.S. patent applications covering benzimidazole related technology. We also have filed international, regional and non-U.S. national patent applications in order to pursue patent protection in major foreign countries. Related patent applications were filed under the Patent Cooperation Treaty (PCT), as well as other non-U.S. national and/or regional patent applications. These patent applications describe compounds and methods for treating hepatitis C and related virus diseases, and related technology. We intend to seek patent protection on these inventions in countries having significant market potential around the world on the basis of the PCT and related foreign filings.

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

•

submission to the FDA of an Investigational New Drug Application, including the results of preclinical evaluations and tests, along with manufacturing information and analytical data plus any clinical data if the product previously was administered to humans including outside the US;

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

•

Phase 3: The drug is studied in an expanded, adequate, well-controlled patient population at multiple clinical study sites to demonstrate efficacy and safety at the optimized dose by measuring a primary endpoint established at the outset of the study;

•

submitting the results of basic research, including pharmacology and mechanisms of action animal studies, and clinical studies as well as chemistry, manufacturing and controls information and patent certification information on the drug to the FDA in a NDA or BLA;

•	undergoing a successful FDA pre-approval inspection prior to approval of an NDA; and

•	obtaining FDA approval of the NDA prior to any commercial sale or shipment of the drug product.

This process generally takes a number of years and typically requires substantial financial resources, and we cannot be certain that any approval will be granted on a timely basis, if at all. The results of preclinical studies and initial clinical trials are not necessarily predictive of the results from large-scale clinical trials, and all clinical trials may be subject to additional costs, delays or modifications due to a number of factors, including the difficulty in obtaining enough patients, clinical investigators, drug supply, or financial support, or because of unforeseen adverse effects or efficacy issues. In addition, an independent IRB at each clinical site proposing to conduct the clinical trials must review and approve each study protocol and oversee the conduct of the trial. The FDA may also raise questions about the conduct of the trials as outlined in the IND and impose a clinical hold on the trial. If a clinical hold is imposed, all of FDA’s concerns must be resolved before the trial may begin again. Preclinical and clinical studies take several years to complete, and there is no guarantee that an IND we submit will result in a submission of an NDA within any specific time period, if at all. Similar risks and uncertainties apply to the conduct and approval for licensure and marketing a product in non-U.S. markets around the world.

The FDA has issued regulations intended to expedite the approval process for the development, evaluation and marketing of new therapeutic products intended to treat life-threatening or severely debilitating diseases, especially where no alternative therapies exist. If applicable, these provisions may streamline the traditional product development process in the U.S. Similarly, products that represent a substantial improvement over existing therapies may be eligible for priority review and a FDA expedited review time of six months. Nonetheless, even if a product is eligible for these programs, or for priority review, approval may be denied or delayed by the FDA or additional trials may be required. As a condition of approval FDA also can require further testing of the product and monitoring of the effect of commercialized products such as in a Risk Evaluation and Mitigation Strategy (REMS) requirement, including restricted access to the product and potential registries in the US and to a greater extent in Europe, formalized requirements to access pediatric safety and effectiveness. The Agency has the power to prevent or limit further marketing of a product based on the results of these post-approval commitments. Upon approval, a drug product may be marketed only in those dosage forms and for those indications approved in the NDA.

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

Products manufactured in the U.S. for distribution abroad will be subject to FDA regulations regarding export, as well as the requirements of the country to which they are shipped. These latter requirements are likely to cover the conduct of clinical trials, the submission of marketing applications and all aspects of product manufacture and marketing. Such requirements can vary significantly from country to country. As part of possible strategic relationships, our collaborators may be responsible for the foreign regulatory approval process of our products, although we may be legally liable for noncompliance. Foreign establishments manufacturing drug products for distribution in the U.S. also must register their establishments and list their products with the FDA, and comply with cGMPs. They also are subject to periodic inspection by the FDA or by local authorities under agreement with the FDA.

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

In the United States, the Orphan Drug Act provides incentives to drug manufacturers to develop and manufacture drugs for the treatment of rare diseases, currently defined as diseases that affect fewer than 200,000 individuals in the United States, or for a disease that affects more than 200,000 individuals in the United States, where the sponsor does not realistically anticipate its product becoming profitable. The FDA has granted Cinryze seven years of marketing exclusivity to Cinryze C1 inhibitor (human) for routine prophylaxis of hereditary angioedema (HAE) pursuant to the Orphan Drug Act. Lev originally received orphan drug designation for Cinryze by the Office of Orphan Products Development on July 16, 2004. Additionally, the FDA has granted maribavir orphan drug status for prevention of cytomegalovirus (CMV) viremia and disease in the populations at-risk. Under the Orphan Drug Act, a manufacturer of a designated orphan product can seek certain tax benefits, and the holder of the first FDA approval of a designated orphan product will be granted a seven-year period of marketing exclusivity for that product for the orphan indication. While the marketing exclusivity of an orphan drug would prevent other sponsors from obtaining approval of the same drug compound for the same indication unless the subsequent sponsors could demonstrate clinical superiority or a market shortage occurs, it would not prevent other sponsors from obtaining approval of the same compound for other indications or the use of other types of drugs for the same use as the orphan drug. The U.S. Congress has considered, and may consider in the future, legislation that would restrict the duration or scope of the market exclusivity of an orphan drug and, thus, we cannot be sure that the benefits of the existing statute will remain in effect. Additionally, we cannot be sure that other governmental regulations applicable to our products will not change. We rely on the marketing exclusivity provided by the Orphan Drug Act for Cinryze as there are no core patents protecting Cinryze.

Legislation similar to the Orphan Drug Act has been enacted in other countries outside of the United States, including the European Union. The orphan legislation in the European Union is available for therapies addressing conditions that affect five or fewer out of 10,000 persons. The market exclusivity period is for ten years, although that period can be reduced to six years if, at the end of the fifth year, available evidence establishes that the product is sufficiently profitable not to justify maintenance of market exclusivity. On November 12, 2007, the Company was granted Orphan Drug designation for maribavir by the Committee for Orphan Medicinal Products of the European Medicines Agency.

Competition

The last core patent protecting Vancocin expired in 1996. As a result, there is a potential for significant competition from generic versions of Vancocin. Such competition would result in a significant reduction in sales of Vancocin. We believe that regulatory hurdles (notwithstanding the recent actions taken by the OGD, described below), as well as product manufacturing trade secrets, know-how and related non-patent intellectual property may impact market entry of generic competition. However, there can be no assurance that these barriers will actually impact generic competition.

On March 17, 2006, we learned that the FDA’s Office of Generic Drugs, Center for Drug Evaluation and Research (“OGD”) permitted a generic drug applicant to request a waiver of in-vivo bioequivalence testing for copies of Vancocin if the generic applicant could show that its product was rapidly dissolving. In December 2008, FDA changed OGD’s 2006 bioequivalence recommendation by issuing draft guidance for establishing bioequivalence to Vancocin which would require generic products that have the same inactive ingredients in the same quantities as Vancocin (“Q1 and Q2 the same”) to demonstrate bioequivalence through comparative dissolution testing. Under this latest proposed method, any generic product that is not Q1 and Q2 the same as Vancocin would need to conduct an in vivo study with clinical endpoints to demonstrate bioequivalence with Vancocin. The comment period for this proposed change is scheduled to expire on March 19, 2009. We are opposing both the substance of the FDA’s bioequivalence method and the manner in which it was developed. However, if FDA’s proposed bioequivalence method for Vancocin becomes effective, the time period in which a generic competitor may enter the market would be reduced and multiple generics may enter the market, which would materially impact our operating results, cash flows and possibly asset valuations.

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

We do not have patent protection for the composition of Cinryze and we rely on the exclusivity provided by the Orphan Drug Act. The FDA granted Cinryze seven years of marketing exclusivity to Cinryze C1 inhibitor (human) for routine prophylaxis of HAE pursuant to the Orphan Drug Act and we are seeking approval to market Cinryze for the acute treatment of HAE. Acute treatment of HAE is a disease that fits within the definition of the Orphan Drug Act, and therefore any company that develops a therapy for this indication could, upon licensure, obtain a seven year marketing exclusivity in the United States for the licensed indication. We believe CSL Behring and Pharming Group N.V. are currently developing therapy for the acute treatment of HAE that the FDA may consider the same as ours under the Orphan Drug Act. In the event that these companies obtain FDA product licensures before us, we could be prevented from obtaining FDA licensure and marketing our C1-INH product for the acute treatment of HAE for up to seven years.

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

In addition to approved products, other companies are developing treatments for infectious diseases, including compounds in preclinical and clinical development for C. difficile, CMV, HAE and rhinovirus infections. These companies include both public and private entities, including well-known, large pharmaceutical companies, chemical companies, biotechnology companies and research institutions. For example, Optimer Pharmaceuticals, Salix Pharmaceutical and Cubist Pharmaceuticals have clinical development programs with therapeutic agents for the treatment of C. difficile infection that could be found to have competitive advantages over Vancocin. Approval of new products, or expanded use of currently available products, to treat CDI, and particularly severe disease caused by C. difficile infection, could materially and adversely affect our sales of Vancocin. We believe that there is at least one vaccine product in clinical trials for the prevention of CMV infection and other companies may have research and development programs with molecules active against CMV. In addition, several other companies, including Dyax Corp., Shire Pharmaceuticals, Pharming Group N.V. and CSL Behring, are developing compounds to treat acute attacks of HAE. Developments by these or other entities may render our products under development non-competitive or obsolete. Our ability to compete successfully will be based on our ability to:

•	develop proprietary products;

•	attract and retain scientific personnel;

•	obtain patent or other protection for our products;

•	obtain required regulatory approvals; and

•	manufacture and successfully market our products either alone or through outside parties.

We intend to continue to evaluate in-licensing or other opportunities to acquire products in development, or those that are currently on the market. We plan to seek products that treat serious medical conditions which require modest sales and marketing infrastructure, or to complement the markets that we hope our CMV and NTCD programs will serve or in which Vancocin and Cinryze is prescribed. We will face intense competition in acquiring products to expand our product portfolio. Many of the companies and institutions that we will compete with in acquiring products to expand our product portfolio have substantially greater capital resources, research and development staffs and facilities than we have.

Many of our competitors have substantially greater financial, research and development, manufacturing, marketing and human resources and greater experience in product discovery, development, clinical trial management, FDA regulatory review, manufacturing and marketing than we do.

Employees

As of February 20, 2009, we had 201 employees of which 172 were employed in the United States and 29 were located in Europe. A significant number of our management and professional employees have had prior experience with pharmaceutical, biotechnology or medical products companies. None of our employees are covered by collective bargaining agreements. We believe that we have been successful in attracting skilled and experienced personnel; however, competition for such personnel is intense. We believe that our relations with our employees are good.

Executive Officers

Name	Age	Position
Vincent J. Milano	45	President, Chief Executive Officer and Chairman of the Board of Directors
Charles A. Rowland, Jr.	50	Vice President, Chief Financial Officer
Colin Broom, M.D.	53	Vice President, Chief Scientific Officer
Thomas F. Doyle	48	Vice President, Strategic Initiatives
Daniel B. Soland	50	Vice President, Chief Operating Officer, Chief Commercial Officer
Robert G. Pietrusko	60	Vice President, Regulatory Affairs and Quality
J. Peter Wolf	39	Vice President, General Counsel and Secretary
Richard S. Morris	35	Controller and Chief Accounting Officer

Vincent J. Milano joined the company in 1996, and has served as President and Chief Executive Officer since March 31, 2008. He became Chairman of the Board of Directors in December 2008. He served as our Chief Operating Officer from January 2006 to March 2008 and as Vice President, Chief Financial Officer of ViroPharma from November 1997 to March 2008. Mr. Milano has also previously served as our Vice President, Finance & Administration, as Treasurer, and as Executive Director, Finance & Administration. Prior to joining ViroPharma, Mr. Milano was with KPMG LLP, independent certified public accountants, where he was a Senior Manager. Mr. Milano received his Bachelor of Science degree in Accounting from Rider College.

Charles A. Rowland, Jr. has served as our Vice President, Chief Financial Officer since he joined the company in October 2008. Prior to joining ViroPharma, Mr. Rowland served as Executive Vice President, Chief Financial Officer of Endo Pharmaceuticals from December 2006 to September 2008. Mr. Rowland was Senior Vice President and CFO of Biovail Pharmaceuticals, Inc. prior to joining Endo Pharmaceuticals. From 2001 to 2004, he was Chief Operating and Financial Officer for Breakaway Technologies, a management consulting company. His pharmaceutical industry career includes positions of increasing scope and responsibility at Pharmacia Corp., where he had global responsibility for Finance and Information Technology for the Pharmaceutical Business and financial responsibility for the Global Supply organization as Vice President, Finance Global Supply and VP Finance & IT-Global Pharma Ops; Novartis Pharmaceuticals Corp., where he was Vice President, Planning and Decision Support, and Bristol-Myers Squibb, where he served as Director of Finance. Mr. Rowland received his Bachelor of Science degree in Accounting from St. Joseph’s University and a MBA from Rutgers University.

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

Thomas F. Doyle is Vice President, Strategic Initiatives as of January 2008. Mr. Doyle previously served as Vice President, General Counsel of ViroPharma from November 1997 to January 2008, as Secretary from February 1997 to January 2008 and as Executive Director, Counsel since joining ViroPharma in November 1996 to February 1997. From 1990 until 1996, Mr. Doyle was a corporate attorney with the law firm of Pepper Hamilton LLP. Mr. Doyle received his J.D. from Temple University School of Law. Prior to attending Temple University, Mr. Doyle was a Certified Public Accountant. Mr. Doyle received his Bachelor of Science degree in Accounting from Mt. St. Mary’s College.

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

Robert G. Pietrusko, Phrm.D., has served as Vice President, Global Regulatory Affairs and Quality since joining ViroPharma in 2007. Prior to joining ViroPharma, Dr. Pietrusko served as Senior Vice President of Worldwide Regulatory Affairs for Millennium Pharmaceuticals, Inc. from 2001 through May 2007. Dr. Pietrusko spent 19 years at GlaxoSmithKline, culminating in his tenure as Vice President and Director, Anti-infective and Antiviral Therapeutic Areas, U.S. Regulatory Affairs Dr. Pietrusko holds a Bachelor of Science degree in Biology and a Bachelors of Pharmacy degree from Rutgers University, and a Doctor of Pharmacy degree from the Philadelphia College of Pharmacy and Science.

J. Peter Wolf has served as Vice President, General Counsel, and Secretary since January 1, 2008. Mr. Wolf previously served as Associate General Counsel of ViroPharma since 2004. From 2000 to 2004 Mr. Wolf was a corporate attorney with the law firm of Pepper Hamilton LLP. Mr. Wolf received his J.D. from the George Washington University National Law Center and his Bachelor of Arts from the University of Delaware.

Richard S. Morris, CPA has served as Chief Accounting Officer of ViroPharma since April 2008. From December 2001 until April 2008, Mr. Morris has served in increasing levels of responsibility at ViroPharma, most recently as Controller from January of 2005 through April 2008. Prior to joining ViroPharma, Mr. Morris worked for KPMG LLP in their Healthcare Assurance practice. Mr. Morris holds a bachelor’s degree in Accounting from Saint Joseph’s University and has been a CPA since 1999.

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

We have historically depended heavily on the continued sales of Vancocin.

If revenue from Vancocin materially declines, our financial condition and results of operations will be materially harmed because, other than potential royalties and milestone payments, sales of Vancocin currently are our only material source of revenue. In addition, to the extent that revenue from Vancocin materially declines prior to Cinryze achieving significant commercial success, our financial condition and results of operations may be further harmed because sales of Cinryze may be our only other material source of revenue for at least the next several years.

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

Revenues from the sale of Vancocin may not remain at or above current levels or achieve the level of net product sales that we expect. We believe the rate of infections for which Vancocin is prescribed decreased during the second half of 2007 and remained flat during 2008 and that the rates of infection may remain flat or decline during 2009. During the third quarter of 2007, we made the decision to, for the first time, to create a small sales organization targeting teaching institutions to promote Vancocin. Our sales organization commenced operations during the first quarter of 2008. In the event our sales and marketing efforts are not effective and the rate of infections for which Vancocin is prescribed continues to decline, we could experience a decrease in sales of Vancocin. A decrease in sales of Vancocin, combined with increased expenses from the development of maribavir and the commercial launch of Cinryze could result in our inability to maintain profitability and could have a material adverse effect on our business, financial condition, results of operations and liquidity.

If we are unable to successfully commercialize Cinryze, or are significantly delayed or limited in doing so, our business will be materially harmed.

The FDA approved Cinryze for routine prophylaxis against angioedema attacks in adolescent and adult patients with hereditary angioedema on October 10, 2008. Cinryze became commercially available for routine prophylaxis against HAE in December 2008. The commercial success of Cinryze will depend on several factors, including the following:

•	the number of patients with HAE that may be treated with Cinryze;

•	acceptance by physicians and patients of Cinryze as a safe and effective treatment;

•	our ability to effectively market and distribute Cinryze in the United States;

•	cost effectiveness of HAE treatment using Cinryze;

•	relative convenience and ease of administration of Cinryze;

•	potential advantages of Cinryze over alternative treatments;

•	the timing of the approval of competitive products including another C1 esterase inhibitor for the acute treatment of HAE;

•	patients’ ability to obtain sufficient coverage or reimbursement by third-party payors;

•	sufficient supply and reasonable pricing of raw materials necessary to manufacture Cinryze; and

•	manufacturing or supply interruptions which could impair our ability to acquire an adequate supply of Cinryze to meet demand for the product.

If we are not successful in commercializing Cinryze in the U.S., or are significantly delayed or limited in doing so, we could fail to maintain profitability and our financial condition, results of operations and liquidity will be materially adversely impacted.

Our long-term success depends upon our ability to develop, receive regulatory approval for and commercialize drug product candidates and, if we are not successful, our ability to generate revenues from the commercialization and sale of products resulting from our product candidates will be limited.

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

Cinryze

In December 2008, we submitted a supplemental Biologics Application (sBLA) for Cinryze as a treatment for acute attacks of HAE based on a re-analysis and resubmission of data from a pivotal Phase 3 acute treatment study of Cinryze and interim data from an ongoing open label acute study of the drug. In February 2009, the sBLA was granted priority review with a Prescription Drug User Fee Act (PDUFA) date of June 3, 2009.

Maribavir

We initiated a phase 3 study in stem cell transplant patients for maribavir in September 2006 and a second phase 3 study in liver transplant patients in July 2007. On February 9, 2009 we announced that such phase 3 study did not achieve its primary endpoint or key secondary endpoints. We are evaluating our maribavir program in light of these results. In the event we are unable to develop a path forward, we will not generate any future revenue from maribavir.

HCV-796

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

Non-toxigenic difficile

In February 2006, we entered into a licensing agreement for the rights to develop non-toxigenic strains of C. difficile, or NTCD, for the treatment and prevention of CDI. We plan to initially focus our efforts on the opportunity to prevent recurrence of CDI following treatment with antibiotics such as Vancocin. NTCD is in the preclinical phase which we expect will move into humans for the first time during 2009. These results of the clinical trials may not support further clinical development.

We cannot be certain that our efforts and the efforts of our partners regarding our product candidates will lead to commercially viable products. Negative, inconclusive or inconsistent clinical trial results, such as the results relating to our Phase 3 study of maribavir in stem cell transplant patients could prevent regulatory approval, increase the cost and timing of regulatory approval, cause us to perform additional studies or to file for a narrower indication than planned. We do not know what the final cost to manufacture product candidates in commercial quantities will be, or the dose required to treat patients and, consequently, what the total cost of goods for a treatment regimen will be.

If we are unable to successfully develop our product candidates, we will not have a source of revenue other than Vancocin and Cinryze. Moreover, the failure of one or more of our product candidates in clinical development could harm our ability to raise additional capital. Furthermore, results from our clinical trials may not meet the level of statistical significance required by the FDA or other regulatory authorities for approval of a drug candidate. For example, our phase 3 trial evaluating maribavir in stem cell transplant patients did not achieve its primary endpoint and failed to meet its key secondary endpoints.

The development of any of our product candidates is subject to many risks, including that:

•	the product candidate is found to be ineffective or unsafe;

•	the clinical test results for the product candidate delay or prevent regulatory approval;

•	the FDA or other regulatory authorities forbid we to initiate or continue testing of the product candidates in human clinical trials;

•	the product candidate cannot be developed into a commercially viable product;

•	the product candidate is difficult and/or costly to manufacture;

•	the product candidate later is discovered to cause adverse effects that prevent widespread use, require withdrawal from the market, or serve as the basis for product liability claims;

•	third party competitors hold proprietary rights that preclude us from marketing the product candidate; and

•	third party competitors market a more clinically effective, safer, or more cost-effective product.

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

We have a product candidate for the prevention and treatment of CMV in clinical development and a product candidate, NTCD, in pre-clinical development for the treatment and prevention of CDI. Schering-Plough is conducting the clinical development of pleconaril. We must complete significant laboratory, animal and clinical testing on these product candidates before submitting marketing applications in the U.S. and abroad.

The rate of completion of clinical trials depends upon many factors, including the rates of initiation of clinical sites and enrollment of patients. For example, our enrollment of patients in our phase 2 clinical trial for maribavir was impacted by our ability to identify and successfully recruit a sufficient number of patients who have undergone allogeneic hematopoietic stem cell/bone marrow transplantation. Our phase 3 studies for maribavir required substantially more clinical sites and patients than were required for the phase 2 study, and many of these clinical sites and patients are located in Europe. We do not have extensive experience in executing clinical trials in Europe. We also initiated a second phase 3 study of maribavir in liver transplant patients. We have never conducted clinical studies in this population and it has experienced enrollment at a rate which is lower than anticipated at the initiation of the study. If we are unable to initiate a sufficient number of clinical sites and accrue sufficient clinical patients who are eligible to participate in the trials during the appropriate period, we may need to delay our clinical trials and incur significant additional costs. In addition, the FDA, Independent Safety Monitoring Boards or Institutional Review Boards may require us to delay, restrict, or discontinue our clinical trials on various grounds, including a finding that the subjects or patients are being exposed to an unacceptable health risk. In addition, we may be unable to submit a NDA to the FDA or marketing petitions to other regulatory authorities such as the EMEA for our product candidates within the time frame we currently expect, or at all. Once an NDA or other form of petition for marketing authority is submitted, it must be approved by the FDA or other marketing authority before we can commercialize the product described in the application. The cost of human clinical trials varies dramatically based on a number of factors, including:

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

The prevalence of HAE patients has not been definitively determined but has been estimated at approximately 4,600 to 6,000 total patients in the U.S. There can be no guarantee that any of our programs will be effective at identifying HAE patients and the number of HAE patients in the U.S. may turn out to be lower than expected or such patients may not be amenable to treatment with Cinryze. Accordingly, our product sales of Cinryze and overall business could be adversely affected if we are unable to identify sufficient numbers of HAE patients to maintain profitability.

Our core patent protection for Vancocin has expired, which could result in significant competition from generic products and lead to a significant reduction in sales of Vancocin.

The last core patent protecting Vancocin expired in 1996. As a result, there is a potential for significant competition from generic products that treat the same conditions addressed by Vancocin. Such competition could result in a significant reduction in sales of Vancocin. We believe that regulatory hurdles (notwithstanding the recent actions taken by the FDA’s Office of Generic Drugs, Center for Drug Evaluation and Research (OGD), which are described in more detail below and which we are vigorously opposing), as well as product manufacturing trade secrets, know-how and related non-patent intellectual property, may present barriers to market entry of generic competition. However, these barriers may not actually delay or prevent generic competition. The effectiveness of these non-patent-related barriers to competition will depend primarily upon:

•	the current or future regulatory approval requirements for any generic applicant;

•	the complexities of the manufacturing process for a competitive product;

•	the nature of the market which Vancocin serves and the position of Vancocin in the market from time to time;

•	the growth of the market which Vancocin serves; and

•	our ability to protect Vancocin know-how as a trade secret.

Generic competitors may take advantage of the absence of patent protection for Vancocin to attempt to develop a competing product. We have become aware of information suggesting that other potential competitors are attempting to develop a competing generic product. For example, multiple generic manufacturers have publicly stated that they have filed to receive product approval and commence a marketing launch of a generic version of oral Vancocin. We are not able to predict the time period in which a generic drug may enter the market, as this timing will be affected by a number of factors, including:

•	whether an in-vitro method of demonstrating bioequivalence is available to an applicant to gain marketing approval by the FDA in lieu of performing clinical studies;

•	the nature of any clinical trials which are required, if any;

•

the timing of filing an Abbreviated New Drug Application, or an ANDA, the amount of time required by the FDA to review the ANDA and whether a generic drug application is afforded an accelerated review by the FDA;

•	the specific formulation of drug for which approval is being sought; and

•	the time required to develop appropriate manufacturing procedures.

On March 17, 2006, we learned that the OGD changed its approach regarding the conditions that must be met in order for a generic drug applicant to request a waiver of in-vivo bioequivalence testing for vancomycin hydrochloride capsules. Specifically, we were informed that a generic applicant may be able to request such a waiver provided that dissolution testing demonstrates that the test product is rapidly dissolving at certain specified conditions. This deviated from our understanding of OGD’s historical practices which would require, for a poorly-absorbed, locally acting gastrointestinal drug (such as Vancocin) a demonstration of bioequivalence through clinical studies or a demonstration of bioequivalence using an appropriately validated in-vitro methodology.

On March 17, 2006, we filed a Petition for Stay of Action with the FDA regarding the requirements for waivers of in-vivo bioequivalence testing for Vancocin, and we have amended that petition several times through additional filings in support of our opposition to any approach that does not require rigorous scientific methods to demonstrate a rate and extent of drug release to the site of action consistent with good medicine and science.

In December 2008, the FDA changed OGD’s 2006 bioequivalence recommendation by issuing draft guidance for establishing bioequivalence to Vancocin which would require generic products that have the same inactive ingredients in the same quantities as Vancocin, or Q1 and Q2 the same, to demonstrate bioequivalence through comparative dissolution testing. Under this latest proposed method, any generic product that is not Q1 and Q2 the same as Vancocin would need to conduct an in vivo study with clinical endpoints to demonstrate bioequivalence with Vancocin. The comment period for this proposed change is scheduled to expire on March 19, 2009. We are opposing both the substance of the FDA’s bioequivalence method and the manner in which it was developed.

In the event the OGD’s revised approach regarding the conditions that must be met in order for a generic drug applicant to request a waiver of in-vivo bioequivalence testing for Vancocin remains in effect, the time period in which a generic competitor may enter the market would be reduced. There can be no assurance that the FDA will agree with the positions stated in our Vancocin related submissions or that our efforts to oppose the OGD’s March 2006 and December 2008 recommendation to determine bioequivalence to Vancocin through in-vitro dissolution testing will be successful. We cannot predict the timeframe in which the FDA will make a decision regarding either our citizen petition for Vancocin or the approval of generic versions of Vancocin. If we are unable to change the recommendation set forth by the OGD in March 2006 as revised in December 2008, the threat of generic competition will be high.

Multiple generic manufacturers have publicly stated that they have filed to receive product approval and commence a marketing launch of a generic version of oral Vancocin. If a generic competitor or multiple generic competitors were to formulate a competing product that was approved by the FDA and that gained market acceptance, it would have a material adverse effect on our operating results, cash flows and possibly asset valuations, on our business and our guidance.

A competitor has submitted a biologics license application with the FDA for a product candidate for the acute treatment of HAE. If we are not first to receive FDA approval of Cinryze for the acute treatment of HAE, the Orphan Drug Act may provide a competitor C1 Inhibitor product with up to seven years of market exclusivity in the acute indication.

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

Based on discussions with the FDA, in October 2008 we withdrew the portion of the BLA referring to data for the acute treatment of HAE attacks. We resubmitted data as a supplemental BLA, along with additional data from ongoing open label acute studies of Cinryze, in December 2008. While we do not believe that an additional study will be required, it is possible that the FDA may require additional studies. In March 2008, CSL Behring submitted a biologics license application with the FDA for a product candidate for the acute treatment of HAE. We cannot assure that our supplemental BLA regarding acute treatment will be reviewed by the FDA prior to CSL Behring’s application. In the event that another company is first to obtain FDA licensure for their product for acute treatment of HAE, we could be prevented from obtaining licensure and marketing our C1 INH product candidate for the acute treatment of HAE which could reduce our potential future revenues from sales of Cinryze.

We do not know whether Vancocin will continue to be competitive in the markets which it serves, nor do we know if Cinryze will be, or will remain competitive in the markets which it is intended to serve.

We currently generate revenues from sales of Vancocin in the U.S. for the treatment of antibiotic-associated pseudomembranous colitis caused by Clostridium difficile infection, or CDI or C. difficile, and enterocolitis caused by S. aureus , including methicillin-resistant strains. Vancocin sales for treatment of antibiotic-associated pseudomembranous colitis caused by C. difficile have increased over the past 12 months; however, Vancocin’s share of the U.S. market for this indication may decrease due to competitive forces and market dynamics, including an increase in the oral use of intravenous vancomycin. Metronidazole, a generic product, is regularly prescribed to treat CDI at costs which are substantially lower than for Vancocin. In addition, products which are currently marketed for other indications by other companies may also be prescribed to treat this indication. Other drugs that are in development by our competitors, including Salix Pharmaceuticals, Optimer Pharmaceuticals and Genzyme Corporation, could be found to have competitive advantages over Vancocin. Approval of new products, or expanded use of currently available products, to treat CDI, and particularly severe disease caused by CDI, could materially and adversely affect our sales of Vancocin.

The FDA approved Cinryze for routine prophylaxis against angioedema attacks in adolescent and adult patients with hereditary angioedema on October 10, 2008 and Cinryze became commercially available for prophylaxis against HAE in December 2009. While we are not aware of other companies which are developing a product for the prophylaxis of HAE, we believe CSL Behring, Dyax, Pharming NV and Jerini/Shire are currently developing products for the acute treatment of HAE. In addition, steroid based products are currently used for prophylaxis of HAE. Approval of new products, or expanded use of currently available products, to prophylax or treat HAE, could materially and adversely affect our sales of Cinryze.

We have limited sales and marketing infrastructure and if we are unable to develop our own sales and marketing capability, we may be unsuccessful in commercializing our products.

We currently have a limited marketing staff in the U.S. and Europe. During the third quarter of 2007, we made the decision to, for the first time, create a small sales organization targeting teaching institutions to promote Vancocin. Our sales organization commenced operations during the first quarter of 2008. As a result of our acquisition of Vancocin, we established a small group of regional medical scientists and commenced medical education programs. In connection with our acquisition of Cinryze, we established a modest national sales organization targeting allergists and we increased the number of marketing personnel.

The development of a marketing and sales capability for our marketed products, product candidates in clinical development, or for products that we may acquire if we are successful in our business development efforts, in the U.S. and Europe could require significant expenditures, management resources and time. We may be unable to build a marketing and sales capability, the cost of establishing such a marketing and sales capability may exceed any product revenues, and our marketing and sales efforts may be unsuccessful. If we are unable to successfully establish a sales and marketing capability in the U.S. and Europe in a timely manner, our business and results of operations will be harmed. Even if we are able to develop a sales force, it may not successfully penetrate the markets for any of our proposed products.

Under our agreement with GSK, we have the exclusive right to market and sell maribavir throughout the world, other than Japan. Schering-Plough is solely responsible for the marketing, promotion and sale of intranasal pleconaril in the event pleconaril receives marketing approval.

The distribution of our commercial products is dependent upon a limited number of third party service providers and disruptions in these relationships could result in our failure to achieve the sales of our products that we expected.

We rely on a single third party to provide all necessary distribution and logistics services with respect to our sales of Vancocin and Cinryze, including warehousing of finished product, accounts receivable management, billing, collection and recordkeeping. The third party logistics service provider stores and distributes our products from two warehouses located in the central U.S. and western U.S. A disaster occurring at or near either facility could materially and adversely impact our ability to supply Vancocin and Cinryze to our distribution partners, which would result in a reduction in revenues from sales.

Approximately 94% of our Vancocin sales are to the three largest pharmaceutical wholesalers. If any of these wholesalers ceases to purchase our product for any reason, then unless and until the remaining wholesalers increase their purchases of Vancocin or alternative distribution channels are established:

•	our commercial operations could be significantly disrupted;

•	the availability of Vancocin to patients could be disrupted; and

•	we may not achieve the sales of Vancocin that we expected, which could decrease our revenues and potentially affect our ability to maintain profitability.

Additionally, we do not require collateral from our wholesalers but rather maintain credit limits and as a result we have an exposure to credit risk in our accounts receivable. The highest account receivable during 2008 we experienced from any one wholesaler was approximately $16.1 million and we anticipate that this amount could increase if Vancocin sales continue to increase. While we have experienced prompt payment by wholesalers and have not had any defaults on payments owed, a default by a large wholesaler could have a material adverse effect on our earnings and cash position.

We have entered into agreements with two specialty distributors / specialty pharmacies that distribute Cinryze to physicians, hospitals, pharmacies, home health providers and patients. We also entered into an agreement with a single service provider who will provide patient support services including benefit coverage investigations, assistance with prior authorizations, appeals assistance, and broad based reimbursement assistance.

If our third party service providers cease to be able to provide us with these services, or do not provide these services in a timely or professional manner, it could significantly disrupt our commercial operations, and may result in our not achieving the sales of Vancocin and Cinryze that we expected. Additionally, any interruption to these services could cause a delay in delivering product to our customers, which could have a material adverse effect on our business.

We currently depend, and will in the future continue to depend, on third parties to manufacture raw, intermediate and finished goods for Vancocin, Cinryze and our product candidates. If these manufacturers fail to meet our requirements and the requirements of regulatory authorities, our future revenues may be materially adversely affected.

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

All of our contract manufacturers must comply with the applicable cGMPs, which include quality control and quality assurance requirements as well as the corresponding maintenance of records and documentation. If our contract manufacturers do not comply with the applicable cGMPs and other FDA regulatory requirements, we may be subject to product liability claims, the availability of marketed products for sale could be reduced, our product commercialization could be delayed or subject to restrictions, we may be unable to meet demand for our products and may lose potential revenue and we could suffer delays in the progress of clinical trials for products under development. We do not have control over our third-party manufacturers’ compliance with these regulations and standards. Moreover, while we may choose to manufacture products in the future, we have no experience in the manufacture of pharmaceutical products for clinical trials or commercial purposes. If we decide to manufacture products, we would be subject to the regulatory requirements described above. In addition, we would require substantial additional capital and would be subject to delays or difficulties encountered in manufacturing pharmaceutical products. No matter who manufactures the product, we will be subject to continuing obligations regarding the submission of safety reports and other post-market information.

We rely on a single source of vancomycin, the active pharmaceutical ingredient (API) of Vancocin and also rely on a single manufacturer of Vancocin capsules. Our third party API supplier and finished product supplier are the only manufacturers qualified by the FDA to manufacture API and Vancocin capsule finished product for distribution and sale in the U.S. We are therefore dependent upon these suppliers. We attempt to maintain Vancocin inventory levels to meet our current projections, plus a reasonable stock in excess of those projections.

We rely on a single manufacturer of Cinryze. Pursuant to our distribution agreement, Sanquin Blood Supply Foundation will supply us with certain annual minimum and maximum amounts of C1 INH. In the event demand for C-1NH is greater than the amount supplied by Sanquin, we would have to find alternative suppliers of C1 INH. Pursuant to an agreement with Sanquin we are required to finance a portion of the costs of the project to increase the manufacturing capacity of its facilities. Assuming the completion of construction, Sanquin would need to obtain the requisite regulatory approvals for the facility on a timely basis in order to manufacture Cinryze for us. If they cannot obtain necessary approvals for these contemplated expansions, or complete the planned construction in a timely manner, we may need to locate an alternative supplier. Currently, to our knowledge there is only one other commercial supplier of C1 esterase inhibitor and that supplier is also developing a product competitive with our lead product candidate. Accordingly, we cannot be certain that we would be able to locate another willing supplier for our product on the terms we require. While our current production schedule is sufficient to supply currently anticipated demand in the near term, unexpected increases in demand or supply interruptions could significantly impact our ability to meet demand while retaining an adequate level of reserve inventory.

Numerous factors could cause interruptions in the supply of our products, including manufacturing capacity limitations, changes in our sources for manufacturing, our failure to timely locate and obtain replacement manufacturers as needed and conditions affecting the cost and availability of raw materials. In addition, any commercial dispute with any of our suppliers could result in delays in the manufacture of our product, and affect our ability to commercialize our products. Any interruption in the supply of finished products could hinder our ability to timely distribute our products and satisfy customer demand. If we are unable to obtain adequate product supplies to satisfy our customers’ orders, we may lose those orders, our customers may cancel other orders, and they may choose instead to stock and purchase competing products. This in turn could cause a loss of our market share and negatively affect our revenues. Supply interruptions may occur and our inventory may not always be adequate.

If supplies of U.S. human plasma are interrupted or if we are unable to acquire adequate supplies of U.S. human plasma to meet demand for Cinryze, our ability to maintain inventory levels could suffer and future revenues may be delayed or reduced.

We have relied exclusively and are dependent on certain third party source suppliers to supply U.S. human plasma for Cinryze. In connection with our commercial launch of Cinryze and our ongoing open label trials and future phase 4 clinical trial, we will need increased supplies of plasma. The plasma market has been constrained in recent years.

On July 19, 2007, we entered into an agreement for the purchase and sale of plasma with DCI Management Group, LLC, pursuant to which we purchase quantities of U.S. source plasma. Under this agreement, DCI agreed to sell us specified annual quantities of plasma in accordance with applicable good manufacturing practices.

If we are unable to obtain or maintain this level of plasma supply, we will need to obtain our supply from other parties in order to satisfy our expected needs. Establishing additional or replacement suppliers for plasma may take a substantial amount of time. In addition, we may have difficulty obtaining similar supplies from other suppliers that are acceptable to the FDA. If we have to switch to a replacement supplier, we may face additional regulatory delays and the manufacture and delivery of Cinryze could be interrupted for an extended period of time, which may decrease sales of Cinryze or result in increased costs.

Cinryze is derived from human plasma, and is therefore subject to the risk of biological contamination inherent in plasma-derived products. This risk could adversely affect our ability to obtain raw materials and market our products.

Cinryze is derived from donated human plasma. Many disease-causing viruses, bacteria and other pathogens are present in the plasma of infected individuals. If infected individuals donate plasma, the plasma would likely contain those pathogens. As a result, the sourcing of plasma, and the production of products derived from plasma, is regulated extensively by the FDA and other medical product and health care regulatory agencies. We rely on our suppliers to maintain compliance with the regulations promulgated by such agencies. The failure to comply with these regulations or the accidental contamination of plasma could adversely affect our ability to source plasma at commercially reasonable prices. Moreover, public perception about the safety of plasma-derived products could adversely affect the market for our products. Concern over the safety of plasma-derived products, driven in part by past screening failures in the industry and the appearance of infectious agents like HIV, has resulted in the adoption of rigorous screening procedures by regulatory authorities, and screening procedures are likely to become stricter and more complex over time. As screening procedures have become more rigorous, potential donors have been disqualified and other potential donors have been discouraged from donating due to their reluctance to undergo the required screening procedures. Increasingly stringent measures could adversely affect plasma supplies, with a corresponding adverse effect on our ability to obtain raw materials at a commercially acceptable price, or at all. The safety concerns associated with plasma-derived products also affect our ability to market our products. Medical events or studies that raise or substantiate concerns about the safety of our or other similar products would negatively impact public perception of all plasma-derived products and of the plasma donation process. Further, any failure in screening, whether by us or by other manufacturers of these products, could adversely affect our reputation, the support we receive from the medical community and overall demand for our products.

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

We currently maintain product liability insurance in connection with our clinical development programs and marketing of Vancocin and Cinryze. We may not be able to obtain or maintain adequate protection against potential liabilities arising from clinical development or product sales. If we are unable to obtain sufficient levels of insurance at acceptable cost or otherwise protect against potential product liability claims, we will be exposed to product liability claims. A successful product liability claim in excess of our insurance coverage could harm our financial condition, results of operations, liquidity and prevent or interfere with our product commercialization efforts. In addition, any successful claim may prevent us from obtaining adequate product liability insurance in the future on commercially desirable terms. Even if a claim is not successful, defending such a claim may be time-consuming and expensive.

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

As part of our long-term strategy and in order to sustain our revenue growth, we intend to seek to acquire or in-license additional marketed products or product candidates in clinical development to treat the patient population targeted by Vancocin, Cinryze and our current product candidates, or products / product candidates in clinical development to treat serious medical conditions which require modest sales and marketing infrastructure, or to complement the markets that we hope our CMV and NTCD programs will serve or in which Vancocin and Cinryze are prescribed. Even if we are able to locate products, product candidates in clinical development or businesses that fit within our strategic focus, we cannot assure you that we will be able to negotiate agreements to acquire or in-license such additional products or product candidates in clinical development on acceptable terms or at all. Further, if we acquire a product, product candidates in clinical development or business, the process of integrating the acquired product, product candidates in clinical development or business may result in unforeseen operating difficulties and expenditures and may divert significant management attention from our ongoing business operations. Moreover, we may fail to realize the anticipated benefits for a variety of reasons, such as an acquired product candidate proving to not be safe or effective in later clinical trials. We may fund any future acquisition by issuing equity or debt securities, which could dilute the ownership percentages of our existing stockholders. Acquisition efforts can consume significant management attention and require substantial expenditures, which could detract from our other programs. In addition, we may devote resources to potential acquisitions that are never completed. We cannot assure you that an acquired product, product candidates in clinical development or business will have the intended effect of helping us to sustain our revenue growth. If we are unable to do so, our business could be materially adversely affected.

There are many potential competitors with respect to our product candidates under development, who may develop products and technologies that make our products and/or technologies non-competitive or obsolete.

There are many entities, both public and private, including well-known, large pharmaceutical companies, chemical companies, biotechnology companies and research institutions, engaged in developing pharmaceuticals for applications similar to those targeted by our products under development.

There are products already marketed by F. Hoffman La-Roche, AstraZeneca and Gilead Sciences Inc. for the prevention and treatment of CMV. Developments by these or other entities may render our product candidates non-competitive or obsolete. Furthermore, many of our competitors have greater resources available to them to assist with development and commercialization, obtaining regulatory approvals and product manufacturing and marketing. Accordingly, our competitors may succeed in obtaining regulatory approval for products more rapidly and more effectively than we do for product candidates. Competitors may succeed in developing products that are more effective and less costly than any that we develops and also may prove to be more successful in the manufacturing and marketing of products.

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

Even if our product candidates are approved by the FDA and other regulatory authorities, they may not achieve market acceptance by patients, prescribers and third-party payors. As a result, we may not receive revenues from these products as anticipated. The degree of market acceptance will depend upon a number of factors, including:

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

The current credit and financial market conditions may exacerbate certain risks affecting our business.

Sales of our products are dependent, in large part, on reimbursement from government health administration authorities, private health insurers and third party distributors. As a result of the current credit and financial market conditions, these organizations may be unable to satisfy their reimbursement obligations or may delay payment. In addition, federal and state health authorities may reduce Medicare and Medicaid reimbursements, and private insurers may increase their scrutiny of claims. A reduction in the availability or extent of reimbursement could negatively affect our product sales and revenue.

Due to the recent tightening of global credit, there may be a disruption or delay in the performance of our third-party contractors, suppliers or collaborators. We rely on third parties for several important aspects of our business, including our product manufacturing, supply chain management, conduct of clinical trials, and raw materials. If such third parties are unable to satisfy their commitments to us, our business would be adversely affected. Finally, if the banking system or the financial markets continue to deteriorate or remain volatile, our investment portfolio may be impacted and the values and liquidity of our investments could be adversely affected.

Funding, especially on terms acceptable to us, may not be available to meet our future capital needs because of the deterioration of the credit and capital markets.

Global market and economic conditions have been, and continue to be, disruptive and volatile. The debt and equity capital markets have been impacted by significant write-offs in the financial services sector and the re-pricing of credit risk in the broadly syndicated market, among other things. These events have negatively affected general economic conditions.

In particular, the cost of raising money in the debt and equity capital markets has increased substantially while the availability of funds from those markets has diminished significantly. Also, as a result of concern about the stability of financial markets generally and the solvency of counterparties specifically, the cost of obtaining money from the credit markets has increased as many lenders and institutional investors have increased interest rates, enacted tighter lending standards and reduced and, in some cases, ceased to provide funding to borrowers.

If funding is not available when needed, or is available only on unfavorable terms, meeting our capital needs or otherwise taking advantage of business opportunities may become challenging, which could have a material adverse effect on our business plans, revenues and results of operations.

Our strategic plan may not achieve the intended results.

In January 2004, we made the strategic decision to focus on the development of later stage opportunities by expanding our product portfolio through the acquisition of complementary clinical development stage or commercial product opportunities as a means to accelerate our path toward becoming a profitable pharmaceutical company. As a result of this strategic decision, we substantially discontinued our early stage activities, including discovery research and most internal preclinical development activities. Our restructuring efforts have placed, and may continue to place, a significant strain on our managerial, operational, financial and other resources.

We may not be successful in executing our strategy. We may not be able to in-license or acquire suitable products at an acceptable price, or at all. In addition, engaging in any in-licensing or acquisition will incur a variety of costs, and we may never realize the anticipated benefits of any such in-license or acquisition. We may need additional financing in order to acquire additional new products or product candidates. Acquisition efforts can consume significant management attention and require substantial expenditures, which could detract from our other programs. In addition, we may devote resources to potential acquisitions that are never completed.

We cannot assure you that an acquired product, product candidates in clinical development or business will have the intended effect of helping us sustain our revenue growth. If we are unable to do so, our business could be materially adversely affected.

We depend on collaborations with third parties, which may reduce our product revenues or restrict our ability to commercialize products, and also ties our success to the success of our collaborators.

We have entered into, and may in the future enter into additional, sales and marketing, distribution, manufacturing, development, licensing and other strategic arrangements with third parties. For example, in November 2004, we announced that we entered into a license agreement with Schering-Plough under which Schering-Plough assumed responsibility for all future development and commercialization of pleconaril. Sanofi-Aventis also has exclusive rights to market and sell pleconaril in countries other than the U.S. and Canada for which we will receive a royalty. Schering-Plough will receive a portion of any royalty payments made to us under our license agreement with Sanofi-Aventis for rights to pleconaril. If

Schering-Plough or Sanofi-Aventis does not successfully market and sell products in their respective territories, we will not receive revenue from royalties on their sales of products.

Sales of Cinryze are dependent on distribution rights that we have received from Sanquin pursuant to a distribution agreement relating to the treatment of HAE. Upon commercial launch of our product candidate for the treatment of HAE and thereafter during the term of the agreement, Sanquin will supply us with our commercial requirements for C1 INH for the treatment of HAE in each country where we have received regulatory approval, subject to minimum annual purchase requirements in Euros equal to approximately $20.9 million per year, net of the agreed upon discount. If we fail to fulfill certain obligations under the distribution agreement, the distribution agreement may be terminated. In addition, Sanquin has the right to terminate the agreement if it is unable to maintain liability insurance for its U.S. obligations, under certain circumstances as described in the distribution agreement. In addition, either party may terminate the agreement upon an uncured breach.

We also entered into a license agreement with Sanquin pursuant to which they granted us an exclusive license to use certain patent, patent applications and know-how related to the use of C1 INH technology for the treatment of AMI. Under the terms of the license agreement for AMI, we are obligated to make minimum and earned royalty and other payments to Sanquin. If we fail to fulfill those obligations or other material obligations, the license agreement may be terminated by Sanquin. If Sanquin terminates the license agreement, we will have no further rights to utilize the intellectual property covered by the license agreement, we would not be able to commercialize the applicable product candidate for the treatment of AMI and we may be forced to cease our operations relating to the treatment to AMI using C1 INH. However, in light of the parties’ focus on obtaining marketing approval for Cinryze™, we have agreed with Sanquin to temporarily suspend efforts to develop a commercialization plan for AMI. The parties, however, did not terminate the license agreement. The parties may agree in the future to continue their efforts at commercializing a plan for applying C1 INH for the treatment of AMI.

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

Our ultimate success may depend upon the success of our collaborators. We have obtained from Sanofi-Aventis and GSK, and will attempt to obtain in the future, licensed rights to certain proprietary technologies and compounds from other entities, individuals and research institutions, for which we may be obligated to pay license fees, make milestone payments and pay royalties. In addition, we may in the future enter into collaborative arrangements for the marketing, sales and distribution of our product candidates, which may require us to share profits or revenues. We may be unable to enter into additional collaborative licensing or other arrangements that it needs to develop and commercialize its drug candidates. Moreover, we may not realize the contemplated benefits from such collaborative licensing or other arrangements. These arrangements may place responsibility on our collaborative partners for preclinical testing, human clinical trials, the preparation and submission of applications for regulatory approval, or for marketing, sales and distribution support for product commercialization. We cannot be certain that any of these parties will fulfill their obligations in a manner consistent with our best interest. These arrangements may also require us to transfer certain material rights or issue our equity securities to corporate partners, licensees or others. Any license or sublicense of our commercial rights may reduce our product revenue. Moreover, we may not derive any revenues or profits from these arrangements. In addition, our current strategic arrangements may not continue and we may be unable to enter into future collaborations. Collaborators may also pursue alternative technologies or drug candidates, either on their own or in collaboration with others, that are in direct competition with us.

If we fail to comply with our obligations in the agreements under which we license development or commercialization rights to products or technology from third parties, we could lose license rights that are important to our business.

Two of our current product candidates are based on intellectual property that we have licensed from Sanofi-Aventis and GSK. We depend, and will continue to depend, on these license agreements. All of our license agreements may be terminated if, among other events, we fail to satisfy our obligations as they relate to the development of the particular product candidate. All of our license agreements, other than the agreements with Lilly regarding Vancocin, may also be terminated if we breach that license agreement and do not cure the breach within specified time periods or in the event of our bankruptcy or liquidation. Our agreement with Lilly permits us to suspend the licenses granted to us by Lilly in the event of uncured defaults by us until such time as the default is cured or otherwise resolved.

Our license agreement with GSK imposes various obligations on us, including milestone payment requirements and royalties. If we fail to comply with these obligations, GSK has or may have, the right to terminate the license, in which event we would not be able to market products covered by the license.

Disputes may arise with respect to our licensing agreements regarding manufacturing, development and commercialization of any of the particular product candidates. These disputes could lead to delays in or the termination of the development, manufacture and commercialization of our product candidates or to litigation.

Many other entities seek to establish collaborative arrangements for product research and development, or otherwise acquire products, in competition with us.

We face competition from large and small companies within the pharmaceutical and biotechnology industry, as well as public and private research organizations, academic institutions and governmental agencies in acquiring products and establishing collaborative arrangements for product development. Many of the companies and institutions that compete against us have substantially greater capital resources, research and development staffs and facilities than we have, and greater experience in conducting business development activities. These entities represent significant competition to us as we seek to expand further our pipeline through the in-license or acquisition of additional products in clinical development, or that are currently on the market. Moreover, while it is not feasible to predict the actual cost of acquiring additional product candidates, that cost could be substantial. We may need additional financing in order to acquire additional new products.

If we are unable to obtain reimbursement for Cinryze from government health administration authorities, private health insurers and other organizations, Cinryze may be too costly for regular use and our ability to generate revenues would be harmed.

Our future revenues and profitability will be adversely affected if governmental, private third-party payors and other third-party payors, including Medicare and Medicaid, do not sufficiently defray the cost of Cinryze to the consumer. If these entities do not provide coverage and reimbursement for Cinryze or determine to provide an insufficient level of coverage and reimbursement, Cinryze may be too costly for general use, and physicians may not prescribe it. Cinryze is significantly more expensive than traditional drug treatments. Many third-party payors cover only selected drugs, making drugs that are not preferred by such payor more expensive for patients, and often require prior authorization or failure on another type of treatment before covering a particular drug. Third-party payors may be especially likely to impose these obstacles to coverage for higher-priced drugs such as Cinryze.

In addition to potential restrictions on coverage, the amount of reimbursement for our products may also reduce our profitability and worsen our financial condition. In the United States and elsewhere, there have been, and we expect there will continue to be, actions and proposals to control and reduce healthcare costs. Government and other third-party payors are challenging the prices charged for healthcare products and increasingly limiting and attempting to limit both coverage and level of reimbursement for prescription drugs.

Because Cinryze is too expensive for most patients to afford without sufficient health insurance coverage, if adequate coverage and reimbursement by third-party payors is not available, our ability to successfully commercialize Cinryze may be adversely impacted. Any limitation on the use of Cinryze or any decrease in the price of Cinryze will have a material adverse effect on our business.

Even where patients have access to insurance, their insurance co-payment amounts may be too expensive for them to afford. We intend to financially support the HAE financial assistance programs established by Patient Services Incorporated (PSI), which, among other things, assists patients in acquiring drugs such as Cinryze. Organizations such as PSI assist patients who have no insurance coverage for drugs locate insurance and also provide financial assistance to patients whose insurance coverage leaves them with prohibitive co-payment amounts or other expensive financial obligations. In addition to assistance from organizations such as PSI, we anticipate that we will provide Cinryze without charge for related charitable purposes. We are not able to predict the financial impact of the support we may provide for these and other charitable purposes; however, substantial support could have a material adverse effect on our ability to maintain profitability.

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

Historically, only a portion of the cost of Vancocin prescriptions has been paid for or reimbursed by managed care organizations, government and other third party payors. This reimbursement policy makes Vancocin less attractive, from a net-cost perspective, to patients and, to a lesser degree, prescribing physicians. For example, metronidazole, a drug frequently prescribed for CDI, is significantly less expensive than Vancocin. If adequate reimbursement levels are not provided for Vancocin, or if reimbursement policies increasingly favor other products, our market share and net sales could be negatively affected, as could our overall business and financial condition.

Our successful commercialization of our product candidates will depend, in part, on the availability and adequacy of third party reimbursement.

Our ability to commercialize our product candidates successfully will depend, in part, on the extent to which reimbursement for the cost of such products and related treatments will be available from government health administration authorities, such as Medicare and Medicaid in the U.S., private health insurers and other organizations. Federal and state regulations govern or influence the reimbursement to health care providers of fees in connection with medical treatment of certain patients. In the U.S., there have been, and we expects there will continue to be, a number of state and federal proposals that could limit the amount that state or federal governments will pay to reimburse the cost of drugs. Continued significant changes in the health care system could have a material adverse effect on our business. Decisions by state regulatory agencies, including state pharmacy boards, and/or retail pharmacies may require substitution of generic for branded products, may prefer competitors’ products over our own, and may impair our pricing and thereby constrain our market share and growth. In addition, we believe the increasing emphasis on managed care in the U.S. could put pressure on the price and usage of our product candidates, which may in turn adversely impact future product sales.

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

We rely on our employees, consultants, contractors, suppliers, manufacturers and collaborators to keep our trade secrets confidential.

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

We have licensed from GSK worldwide rights, excluding Japan, to an antiviral compound, maribavir, for the prevention and treatment of CMV infections related to transplant, including solid organ and hematopoietic stem cell/bone marrow transplantation, congenital transmission, and in patients with HIV infection. This compound and a related compound are subject to patents and patent applications in a variety of countries throughout the world. We have licensed from Sanofi-Aventis the exclusive U.S. and Canadian rights to certain antiviral agents for use in picornavirus indications, which are the subject of U.S. and Canadian patents and patent applications owned by Sanofi-Aventis, certain of which describe pleconaril and others of which describe compounds that are either related to pleconaril or have antiviral activity. We sublicensed our rights under these patents to Schering-Plough. We depend on GSK and Sanofi-Aventis to prosecute and maintain many of these patents and patent applications and protect such patent rights. Failure by GSK or Sanofi-Aventis to prosecute or maintain such patents or patent applications and protect such patent rights could lead to our loss of revenue. Under certain circumstances, our ability to sublicense our rights under these license agreements is subject to the licensor’s consent. If our license agreements with GSK and Sanofi-Aventis are terminated, our ability to manufacture, develop, market and sell products under those agreements would terminate.

We depend on key personnel and may not be able to retain these employees or recruit additional qualified personnel, which would harm our ability to compete.

We are highly dependent upon qualified scientific, technical and managerial personnel, including our President and CEO, Vincent J. Milano, our Vice President, Chief Operating Officer, Daniel B. Soland, our Vice President, Chief Financial Officer, Charles Rowland, our Vice President, Chief Scientific Officer, Colin Broom, our Vice President, Global Regulatory Affairs and Quality, Robert Pietrusko and our Vice President, Strategic Initiatives, Thomas Doyle. Our ability to grow and expand into new areas and activities will require additional expertise and the addition of new qualified personnel in both the United States and Europe. There is intense competition for qualified personnel in the pharmaceutical field. Therefore, we may not be able to attract and retain the qualified personnel necessary for the development of our business. Furthermore, we have not entered into non-competition agreements or employment agreements with our key employees. The loss of the services of existing personnel, as well as the failure to recruit additional key scientific, technical and managerial personnel in a timely manner, would harm our development programs, and our ability to manage day-to-day operations, attract collaboration partners, attract and retain other employees and generate revenues. We do not maintain key man life insurance on any of our employees.

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

Companies may not promote drugs for “off-label” uses — that is, uses that are not described in the product’s labeling and that differ from those approved by the FDA. Physicians may prescribe drug products for off-label uses, and such off-label uses are common across some medical specialties. Although the FDA and other regulatory agencies do not regulate a physician’s choice of treatments, the Federal Food, Drug and Cosmetics Act and FDA regulations restrict communications on the subject of off-label uses of drug products by pharmaceutical companies. The Office of Inspector General of the Department of Health and Human Services (OIG) and FDA both actively enforce laws and regulations prohibiting promotion of off-label uses and the promotion of products for which marketing clearance has not been obtained. A company that is found to have improperly promoted off-label uses may be subject to significant liability, including civil and administrative remedies as well as criminal sanctions.

Notwithstanding the regulatory restrictions on off-label promotion, the OIG and the FDA allow companies to engage in truthful, non-misleading, and non-promotional speech concerning their products. Although we believe that all of our communications regarding all of our products are in compliance with the relevant legal requirements, the OIG or the FDA may disagree, and we may be subject to significant liability, including civil and administrative remedies, as well as criminal sanctions. In addition, management’s attention could be diverted from our business operations and our reputation could be damaged.

The FDA provides guidelines with respect to appropriate promotion and continuing medical and health education activities. Although we endeavor to follow these guidelines, the FDA or the OIG may disagree, and we may be subject to significant liability, including civil and administrative remedies as well as criminal sanctions. Should the government choose to initiate action against us, we could face substantial penalties, which could have a material adverse effect on our business, financial condition and results of operations. In addition, management’s attention could be diverted and our reputation could be damaged.

In addition, anti-kickback laws make it illegal for a prescription drug manufacturer to solicit, offer, or pay any remuneration in exchange for purchasing, leasing or ordering any service or items including the purchase or prescription of a particular drug for which payment may be made under a federal health care program. Because of the sweeping language of the federal anti-kickback statute, many potentially beneficial business arrangements would be prohibited if the statute were strictly applied. To avoid this outcome, the U.S. Department of Health and Human Services has published regulations – known as “safe harbors” – that identify exceptions or exemptions to the statute’s prohibitions. Arrangements that do not fit within the safe harbors are not automatically deemed to be illegal, but must be evaluated on a case-by-case basis for compliance with the statute. We seek to comply with anti-kickback statutes and to fit within one of the defined “safe harbors”. However, due to the breadth of the statutory provisions and the absence of uniform guidance in the form of regulations or court decisions, there can be no assurance that our practices will not be challenged under anti-kickback or similar laws. Violations of such restrictions may be punishable by civil and/or criminal sanctions, including fines and civil monetary penalties, as well as the possibility of exclusion from U.S. federal healthcare programs (including Medicaid and Medicare). Any such violations could have a material adverse effect on our business, financial condition and results of operations.

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

Our future product revenues from sales of Vancocin and Cinryze could be reduced by imports from countries where similar products are available at lower prices.

Vancocin has been approved for sale outside of the U.S., including but not limited to Canada, Brazil and Europe, and Lilly or its licensees continue to market Vancocin outside of the U.S. There are products similar to Cinryze which are approved in the E.U. There have been cases in which pharmaceutical products were sold at steeply discounted prices in markets outside the U.S. and then imported to the United States where they could be resold at prices higher than the original discounted price, but lower than the prices commercially available in the U.S. If this happens with Vancocin or Cinryze our revenues would be adversely affected. Additionally, there are non-U.S., Internet-based companies supplying Vancocin directly to patients at significantly reduced prices.

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

We are engaged in clinical trials and have employees located in Europe, are establishing manufacturing relationships, and are seeking approval for our drug candidate maribavir in Europe. We may also establish our own commercial sales and marketing personnel in Europe. In the future, we may enter into distribution arrangements with third parties to market our products and product candidates in countries outside of the United States and Europe. Consequently, we are, and will continue to be, subject to risks related to operating in foreign countries. Risks associated with conducting operations in foreign countries include:

•	differing regulatory requirements for drug approvals in foreign countries;

•	changes in tariffs, trade barriers and regulatory requirements;

•	economic weakness, including inflation, or political instability in particular foreign economies and markets;

•	compliance with tax, employment, immigration and labor laws for employees living or traveling abroad;

•	foreign taxes, including withholding of payroll taxes;

•	foreign currency fluctuations, which could result in increased operating expenses or reduced revenues, and other obligations incident to doing business or operating a subsidiary in another country;

•	workforce uncertainty in countries where labor unrest is more common than in the United States;

•	production shortages resulting from any events affecting raw material supply or manufacturing capabilities abroad; and

•	business interruptions resulting from geo-political actions, including war and terrorism.

These and other risks associated with our international operations may materially adversely affect our ability to attain or maintain profitable operations.

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

In accordance with Statement of Financial Accounting Standard No. 141, Business Combinations, the total initial purchase price is allocated to Lev’s net tangible assets or identifiable intangible assets based on their fair values as of the date of completion of the merger. We will incur additional amortization expense based on the identifiable amortizable intangible assets acquired pursuant to the merger agreement and their relative useful lives. These amortization charges will have a material impact on our results of operations, and therefore could have an adverse impact on the market value of our common stock.

If Lev stockholders sell the ViroPharma common stock received as consideration in connection with the merger, such sales could cause a decline in the market price of our common stock.

We issued approximately 7,359,667 shares of our common stock, or approximately 10.5% of the number of outstanding shares of our common stock currently in the public market, to Lev stockholders in connection with the merger. The issuance of the common stock may result in fluctuations in the price of our common stock, including a stock price decline. The common stock issued by us in connection with the merger was registered with the SEC. As a result, such registered shares are immediately available for resale in the public market. If this occurs, or if other holders of our common stock sell significant amounts of our common stock immediately after the merger is completed, the market price of our common stock may decline.

Our indebtedness and other financial obligations may harm our financial condition and results of operations.

Our total consolidated long-term debt as of December 31, 2008 is $250.0 million. Our level of indebtedness could have important consequences to you, because:

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

We have two future liabilities in the form of contingent value payments to the former stockholders of Lev upon the achievement of regulatory and commercial targets. The first CVR payment of $0.50 per share (or $87.5 million) would become payable when either (i) Cinryze is approved by the FDA for acute treatment of HAE and the FDA grants orphan exclusivity for Cinryze encompassing the acute treatment of HAE to the exclusion of all other human C1 inhibitor products or, (ii) orphan exclusivity for the acute treatment of HAE has not become effective for any third party’s human C1 inhibitor product by October 21, 2010. The second CVR payment of $0.50 per share ($87.5 million) would become payable when Cinryze reaches at least $600 million in cumulative net product sales within 10 years of closing of the acquisition. We cannot predict if or when these payments may be payable or if they could materially adversely affect our business at the time of payment.

Our stock price could continue to be volatile.

Our stock price, like the market price of the stock of other pharmaceutical companies, has been volatile. For example, during the twelve months ended December 31, 2008, the market price for our common stock fluctuated between $15.09 and $8.18 per share and has fluctuated between $14.15 and $4.15 through February 27, 2009, following the announcement of the results of our clinical trial results relating to maribavir. The following factors, among others, could have a significant impact on the market for our common stock:

•	period to period fluctuations in sales of Vancocin;

•	approvals of generic products that compete with Vancocin;

•	our ability to successfully commercialize Cinryze;

•	results of clinical trials with respect to our product candidates in development or those of our competitors, such as the February 2009 clinical trial results relating to maribavir;

•	developments with our collaborators;

•	announcements of technological innovations or new products by our competitors;

•	litigation or public concern relating to our products or our competitors’ products;

•	developments in patent or other proprietary rights of our or its competitors (including related litigation);

•	any other future announcements concerning we or its competitors;

•	any announcement regarding our acquisition of product candidates or entities;

•	future announcements concerning our industry;

•	governmental regulation;

•	changes in federal, state and foreign tax laws and related regulations;

•	actions or decisions by the SEC, the FDA or other regulatory agencies;

•	changes or announcements of changes in reimbursement policies;

•	period to period fluctuations in our operating results, including changes in accounting estimates;

•	our cash and cash equivalents balances;

•	changes in our capital structure;

•	changes in estimates of our performance by securities analysts;

•	market conditions applicable to our business sector; and

•	general market conditions.

As of February 25, 2009 our market capitalization is less than our book value. As a result, we may be required to take a significant non-cash goodwill impairment charge and may be required to write off goodwill or other intangible assets in the future. If we are required to write off goodwill or other intangible assets, our financial position and results of operations could be adversely affected.

Goodwill represents cost in excess of the fair value of net tangible and identifiable net intangible assets acquired in business combinations. Based on the guidance of the Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets (SFAS 142), we will perform a test for impairment of goodwill and indefinite-lived assets if impairment indicators or other triggering events arise during the year. As such, in accordance with SFAS 142, as of March 31, 2009, we may have to perform a goodwill impairment test based on a triggering event resulting from the significant decrease in the price of our outstanding common stock during the first quarter 2009. As our market capitalization currently is less than the book value of our assets, depending upon the trading price of our common stock on March 31, 2009, such goodwill impairment test may cause us to take a non-cash goodwill impairment charge and we may be required to write off goodwill or other intangible assets in the future. The carrying value of our goodwill may not be recoverable due to factors such as a decline in stock price and market capitalization, reduced estimates of future cash flows and slower growth rates in our industry. Estimates of future cash flows are based on an updated long-term financial outlook of our operations. However, actual performance in the near-term or long-term could be materially different from these forecasts, which could impact future estimates.

The rights that have been and may in the future be granted to holders of our common or preferred stock may adversely affect the rights of other stockholders and may discourage a takeover.

Our board of directors has the authority to issue up to 4,800,000 shares of preferred stock and to determine the price, privileges and other terms of such shares. Our board of directors may exercise this authority without the approval of, or notice to, our stockholders. Accordingly, the rights of the holders of our common stock may be adversely affected by the rights of the holders of any preferred stock that may be issued in the future. In addition, the issuance of preferred stock may make it more difficult for a third party to acquire a majority of our outstanding voting stock in order to effect a change in control or replace our current management. We are also subject to the anti-takeover provisions of Section 203 of the Delaware General Corporation Law. The application of Section 203 could also delay or prevent a third party or a significant stockholder of ours from acquiring control of us or replacing its current management. In general, Section 203 prohibits a publicly held Delaware corporation from engaging in a business combination with an interested stockholder for a period of three years following the date the person became an interested stockholder, unless the business combination or the transaction in which the person became an interested stockholder is approved in a prescribed manner. Generally, a business combination includes a merger, asset or stock sale, or other transaction resulting in a financial benefit to the interested stockholder. Under Delaware law, an interested stockholder is a person who, together with affiliates and associates, owns 15% or more of a corporation’s voting stock.

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

In connection with the issuance of the senior convertible senior notes, we have entered into privately-negotiated transactions with two counterparties, or the counterparties, comprised of purchased call options and warrants sold. These transactions are expected to generally reduce the potential equity dilution of our common stock upon conversion of the senior convertible notes.

In connection with establishing their initial hedge of these transactions, the counterparties may have entered into various derivative transactions with respect to our common stock concurrently with, or shortly after, the pricing of the senior convertible notes. These activities could have the effect of increasing or preventing a decline in the price of our common stock concurrently with or following the pricing of the senior convertible notes. In addition, the counterparties (and/or their affiliates) may modify their hedge positions following the pricing of the senior convertible notes from time to time by entering into or unwinding various derivative transactions with respect to our common stock or by purchasing or selling our common stock in secondary market transactions, which could adversely affect the value of our common stock or could have the effect of increasing or preventing a decline in the value of our common stock. Additionally, these transactions expose us to counterparty credit risk for nonperformance. We manage our exposure to counterparty credit risk through specific minimum credit standards, and diversification of counterparties.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

In March 2008, we entered into a lease, comprising 78,264 square feet of office and related space, for the Company’s new headquarters located in Exton, Pennsylvania. The lease expires seven years and six months from the point in which we begin to occupy the space, which occurred in October 2008. In connection with the new lease, we also received a leasehold improvement allowance of $2.3 million.

In May 2008, we entered into a lease in Maidenhead, United Kingdom, comprising 8,000 square feet of office space, for our European operations. The lease expires in May 2018.

On January 30, 2007, we purchased a 33,000 square feet facility located in Exton, PA. This space was originally purchased for our corporate and development activities for $7.65 million, which was funded from available cash. We vacated this space in October 2008 when we moved into our new headquarters. This facility is currently for sale or lease.

ITEM 3.	LEGAL PROCEEDINGS

From time to time we are a party to litigation in the ordinary course of our business. We do not believe these matters, even if adversely adjudicated or settled, would have a material adverse effect on our financial condition, results of operations or cash flows.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is traded on the Global Market segment of The NASDAQ Stock Market under the symbol “VPHM.” We commenced trading on The NASDAQ Stock Market on November 19, 1996. The following table sets forth the high and low sale prices as quoted on The NASDAQ Stock Market for each quarter of 2007 and 2008 and through February 22, 2008.

	High	Low
Year ended December 31, 2007
First Quarter	$18.39	$13.75
Second Quarter	$16.62	$13.09
Third Quarter	$15.00	$7.51
Fourth Quarter	$9.99	$7.11

Year ended December 31, 2008
First Quarter	$9.96	$8.18
Second Quarter	$11.28	$8.73
Third Quarter	$15.09	$9.41
Fourth Quarter	$13.46	$9.49

First Quarter 2009 (through February 27, 2009)	$14.15	$4.15

Holders and Dividends

There were approximately 686 record holders of our common stock as of February 20, 2009. We have never declared or paid any cash dividends on our common stock. We have declared and paid dividends in the past on our previously outstanding Series A convertible participating preferred stock. As of February 25, 2009, we had no shares of preferred stock outstanding. Any future determination to pay dividends will be at the discretion of our board of directors and will be dependent on then existing conditions, including our financial condition, results of operations, contractual restrictions, capital requirements, business and other factors our board of directors deems relevant. We anticipate for the foreseeable future, we will retain our earnings in order to finance investments in our business.

ITEM 6.	SELECTED FINANCIAL DATA

The selected financial data presented below under the caption “Consolidated Statement of Operations Data” for the years ended December 31, 2008, 2007, 2006, 2005 and 2004 and under the caption “Consolidated Balance Sheet Data” as of December 31, 2008, 2007, 2006, 2005 and 2004 are derived from our consolidated financial statements which have been audited. The data set forth below should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations, the Consolidated Financial Statements and the notes thereto and the other financial information included elsewhere in this Report.

In November 2004, we acquired all rights in the U.S. and its territories to manufacture market and sell Vancocin, as well as rights to certain related vancomycin products, from Eli Lilly and Company (Lilly). See Note 10 of the Consolidated Financial Statements. In October 2008, we acquired Lev Pharmaceuticals, Inc. See Note 3 of the Consolidated Financial Statements.

	Year Ended December 31,
(in thousands, except per share amounts)	2008	2007	2006	2005	2004
Consolidated Statement of Operations Data:
Net product sales	$232,307	$203,770	$166,617	$125,853	$8,348

Total revenues	232,307	203,770	167,181	132,417	22,389

Operating expenses:
Cost of sales (excluding amortization of product rights)	8,874	8,934	18,984	18,029	1,717
Research and development	66,280	35,869	19,162	10,610	16,388
Selling, general and administrative	65,424	37,051	24,560	10,475	15,643
Intangible amortization and acquisition of technology rights	10,809	6,120	5,669	5,158	650
Impairment loss on assets held for sale	2,265	—	—	—	—

Total operating expenses	153,652	87,974	68,375	44,272	34,398

Operating income (loss)	78,655	115,796	98,806	88,145	(12,009)

Interest income	14,296	24,265	9,853	2,008	1,080
Interest expense	(5,852)	(4,395)	(686)	(11,304)	(10,320)
Other income (expense)	—	—	555	(2,949)	1,715

Income tax expense (benefit)	19,482	40,313	41,862	(37,805)	—

Net income (loss) from continuing operations	$67,617	$95,353	$66,666	$113,705	$(19,534)

Net income (loss) per share from continuing operations:
Basic	$0.95	$1.37	$0.97	$2.56	$(0.73)
Diluted	$0.83	$1.21	$0.95	$2.02	$(0.73)

Shares used in computing net income (loss) from continuing operations per share:
Basic	71,391	69,827	68,990	44,334	26,578
Diluted	85,712	80,891	70,338	57,610	26,578

	As of December 31,
	2008	2007	2006	2005	2004
Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments (1)	$275,839	$584,328	$255,409	$233,413	$44,210
Working capital	317,413	594,403	266,443	166,666	42,918
Total assets	1,053,684	776,066	429,694	435,525	178,360
Long-term debt (2)	250,000	250,000	—	—	190,400
Total stockholders’ equity (deficit)	661,024	496,563	411,899	326,977	(26,138)

(1)	Cash, cash equivalents and short-term investments includes $9.0 million in restricted cash at December 31, 2004, which became unrestricted in 2005.
(2)

Of the $190.4 million of long-term debt that were outstanding at December 31, 2004, $78.9 million was outstanding as of December 31, 2005. The subordinated convertible notes are reported as a current obligation, a component of working capital, since, as of December 31, 2005, it was the Company’s intent to redeem these notes the first quarter of 2006.

We have never paid dividends on our common stock.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Background

ViroPharma is an international biopharmaceutical company dedicated to the development and commercialization of products that address serious diseases, with a focus on products used by physician specialists or in hospital settings. We intend to grow through sales of our marketed products, Vancocin® and CinryzeTM, through continued development of our product pipeline and through potential acquisition or licensing of products or acquisition of companies. We have two marketed products, and three development programs.

We market and sell Vancocin HCl capsules, the oral capsule formulation of vancomycin hydrochloride, in the U.S. and its territories. Vancocin is a potent antibiotic approved by the U.S. Food and Drug Administration, or the FDA, to treat antibiotic-associated pseudomembranous colitis caused by Clostridium difficile infection (CDI), or C. difficile, and enterocolitis caused by Staphylococcus aureus, including methicillin-resistant strains.

On October 21, 2008, we completed our acquisition of Lev Pharmaceuticals, Inc. (Lev), a biopharmaceutical company focused on developing and commercializing therapeutic products for the treatment of inflammatory diseases. As a result of the merger, we obtained Cinryze, a C1 inhibitor, which has been approved by the FDA for routine prophylaxis of hereditary angioedema (HAE) also known as C1 inhibitor deficiency, a rare, severely debilitating, potentially life-threatening genetic disorder. In December 2008, we submitted a supplemental Biologics Application (sBLA) for Cinryze as a treatment for acute attacks of HAE based on a re-analysis and resubmission of data from a pivotal Phase 3 acute treatment study of Cinryze and interim data from an ongoing open label acute study of the drug. In February 2009, the sBLA was granted priority review with a Prescription Drug User Fee Act (PDUFA) date of June 3, 2009.

ViroPharma is developing two new product candidates, maribavir for the prevention and treatment of cytomegalovirus, or CMV disease; and non-toxigenic strains of C. difficile (NTCD) for the treatment and prevention of CDI. On February 9, 2009, we announced that our Phase 3 trial evaluating maribavir used as prophylaxis in allogeneic stem cell, or bone marrow, transplant (SCT) patients did not achieve its primary endpoint. In the primary analysis, there was no statistically significant difference between maribavir and placebo in reducing the rate of CMV disease. Additionally, on February 13, 2009, we announced that enrollment in our Phase 3 trial evaluating maribavir in liver transplant patients was discontinued and that all patients on study drug were moved to current standard of care.

We have licensed the U.S. and Canadian rights for a third product development candidate, an intranasal formulation of pleconaril, to Schering-Plough for the treatment of picornavirus infections.

We intend to continue to evaluate in-licensing or other opportunities to acquire products in development, or those that are currently on the market. We plan to seek products that treat serious medical conditions which require modest sales and marketing infrastructure, or to complement the markets that we hope our CMV and NTCD programs will serve or in which Vancocin and Cinryze are prescribed.

Executive Summary

Since January 1, 2008, we experienced the following:

Development Activities

CMV:

•

Announced on February 9, 2009 that maribavir did not achieve its primary endpoint and also failed to meet its key secondary endpoint in Phase 3 trial evaluating maribavir used as prophylaxis in allogeneic stem cell or bone marrow transplant patients; and

•	Discontinued dosing in Phase 3 trial of maribavir in solid organ (liver) transplant patients;

HAE:

•	Initiated commercial launch of Cinryze for routine prophylaxis of hereditary angioedema;

•	Filed supplemental biologics license application (sBLA) for Cinryze for treatment of acute attacks of HAE;

•	Developed and successfully launched Cinryze patient access program, CinryzeSolutionsTM;

•	Launched new sales team for Cinryze.

C. difficile infection (CDI):

•	Continued work to optimize manufacturing and scale up of non-toxigenic C. difficile spores.

Business Development

•

Acquisition of Lev Pharmaceuticals, Inc. completed for upfront consideration of $453.1 million, or $2.75 per Lev share, comprised of $2.25 per share in cash and $0.50 per share in ViroPharma common stock;

•	Contingent consideration of up to $1.00 per share or $174.6 million may be paid on achievement of certain regulatory and commercial milestones;

•	FDA approved Cinryze for prophylaxis of hereditary angioedema in adolescents and adults and granted seven years exclusivity in indication; and

HCV (with our partner Wyeth):

•	Announced in April that we have discontinued the development of HCV-796 due to the previously announced safety issue that emerged in the ongoing Phase 2 trial in patients with hepatitis C;

Financial Results

•	Decreased working capital by $277.0 million to $317.4 million, primarily driven by the acquisition of Lev;

•	Net sales increased 14.0% as compared to 2007 and were impacted by fluctuations in:

•	prescriptions, which increased 6.7% in 2008 as compared to 2007; and

•	pricing, which was higher during 2008 as compared to 2007; and

•	Increased development costs by $30.4 million in 2008 over 2007 to $66.3 million.

Liquidity

•	Generated net cash from operating activities of $91.4 million; and

•	Decreased cash and cash equivalents and short-term investments by $308.5 million to $275.8 million.

During 2009 and going forward, we expect to face a number of challenges, which include the following:

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

We cannot assure you that generic competitors will not take advantage of the absence of patent protection for Vancocin to attempt to market a competing product. We are not able to predict the time period in which a generic drug may enter the market. On March 17, 2006, we learned that the FDA’s Office of Generic Drugs, Center for Drug Evaluation and Research (“OGD”) permitted a generic drug applicant to request a waiver of in-vivo bioequivalence testing for copies of Vancocin if the generic applicant could show that its product was rapidly dissolving. In December 2008, FDA changed OGD’s 2006 bioequivalence recommendation by issuing draft guidance for establishing bioequivalence to Vancocin which would require generic products that have the same inactive ingredients in the same quantities as Vancocin (“Q1 and Q2 the same”) to demonstrate bioequivalence through comparative dissolution testing. Under this latest proposed method, any generic product that is not Q1 and Q2 the same as Vancocin would need to conduct an in vivo study with clinical endpoints to demonstrate bioequivalence with Vancocin. The comment period for this proposed change is scheduled to expire on March 19, 2009. We are opposing both the substance of the FDA’s bioequivalence method and the manner in which it was developed. However, if FDA’s proposed bioequivalence method for Vancocin becomes effective, the time period in which a generic competitor may enter the market would be reduced and multiple generics may enter the market, which would materially impact our operating results, cash flows and possibly asset valuations. There can be no assurance that the FDA will agree with the positions stated in our Vancocin related submissions or that our efforts to oppose the OGD’s March 2006 and December 2008 recommendations to determine bioequivalence to Vancocin through in vitro dissolution testing will be successful. We cannot predict the timeframe in which the FDA will make a decision regarding either our citizen petition for Vancocin or the approval of generic versions of Vancocin. If we are unable to change the recommendation set forth by the OGD in March 2006 or December 2008, the threat of generic competition will be high.

The FDA approved Cinryze for routine prophylaxis against angioedema attacks in adolescent and adult patients with hereditary angioedema on October 10, 2008. Cinryze became commercially available for routine prophylaxis against HAE in December 2008 and the commercial success of Cinryze will depend on several factors, including: the number of patients with HAE that may be treated with Cinryze; acceptance by physicians and patients of Cinryze as a safe and effective treatment; our ability to effectively market and distribute Cinryze in the United States; cost effectiveness of HAE treatment using Cinryze; relative convenience and ease of administration of Cinryze; potential advantages of Cinryze over alternative treatments; the timing of the approval of competitive products including another C1 esterase inhibitor for the acute treatment of HAE; patients’ ability to obtain sufficient coverage or reimbursement by third-party payors; sufficient supply and reasonable pricing of raw materials necessary to manufacture Cinryze; and manufacturing or supply interruptions which could impair our ability to acquire an adequate supply of Cinryze to meet demand for the product. We are also seeking FDA approval of Cinryze for the acute treatment of HAE and our inability to receive such an approval could have a material impact on future revenues from Cinryze.

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

The outcome of our clinical development programs is subject to considerable uncertainties. We cannot be certain that we will be successful in developing and ultimately commercializing any of our product candidates, that the FDA or other regulatory authorities will not require additional or unanticipated studies or clinical trial outcomes before granting regulatory approval, or that we will be successful in gaining regulatory approval of any of our product candidates in the timeframes that we expect, or at all. For example, on February 9, 2009, we announced that our Phase 3 trial evaluating maribavir used as prophylaxis in allogeneic stem cell, or bone, marrow, transplant patients did not achieve its primary endpoints. In the primary analysis, there was no statistically significant difference between maribavir and placebo in reducing the rate of CMV disease. In addition, the study failed to meet its key secondary endpoints. Maribavir was generally well tolerated in this clinical study. Additionally, in August 2007, we and Wyeth decided to discontinue dosing with HCV-796 in a phase 2 study as a result of potential safety concerns. There can be no assurance that we will conduct additional HCV studies in the future as the FDA or other regulatory authorities may either prohibit any future studies with HCV-796 or alternatively may require additional or unanticipated studies or clinical trial outcomes before granting regulatory approval.

We cannot assure you that our current cash, cash equivalents and short-term investments or cash flows from Vancocin and Cinryze sales will be sufficient to fund all of our ongoing development and operational costs, as well as the interest payable on the senior convertible notes, over the next several years, that planned clinical trials can be initiated, or that planned or ongoing clinical trials can be successfully concluded or concluded in accordance with our anticipated schedule and costs. Moreover, the results of our business development efforts could require considerable investments.

Our actual results could differ materially from those results expressed in, or implied by, our expectations and assumption described in this Annual Report on Form 10-K. The risks described in this report, our Form 10-K for the year ended December 31, 2008 are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. Please also see our discussion of the “Risk Factors” in Item 1A, which describe other important matters relating our business.

Results of Operations

Years ended December 31, 2008 and 2007

(in thousands), except per share data	For the year ended December 31,
	2008	2007
Net product sales	$232,307	$203,770

Cost of sales (excluding amortization of product rights)	$8,874	$8,934

Operating income	$78,655	$115,796

Net income	$67,617	$95,353
Net income per share:
Basic	$0.95	$1.37
Diluted	$0.83	$1.21

The decrease in net income for 2008 resulted primarily from a $65.7 million increase in operating expenses and a $10.0 million decrease in interest income, offset by the $28.5 million increase in sales. The $37.1 million decrease in operating income resulted from the increased costs to support our CMV and NTCD development programs and increase intangible amortization expense related to our acquisition of Cinryze product rights. Additionally, we incurred costs related to the product launch of Cinryze and the continuation of the Cinryze open label trial. The year ended December 31, 2008 includes $8.9 million share-based compensation expense and $4.0 million of costs associated with our opposition to the OGD’s change in approach.

Revenues

Revenues consisted of the following:

(in thousands)	For the year end December 31,
	2008	2007
Net product sales	$232,307	$203,770

Revenue

Our net product sales are related to Vancocin and Cinryze. We sell Vancocin only to wholesalers who then distribute the product to pharmacies, hospitals and long-term care facilities, among others. Our sales of Vancocin are influenced by wholesaler forecasts of prescription demand, wholesaler buying decisions related to their desired inventory levels, and, ultimately, end user prescriptions, all of which could be at different levels from period to period.

We sell Cinryze to specialty pharmacy/ specialty distributors (SP/SD’s) who then distribute to physicians, hospitals and patients, among others. We have recognized revenue related to shipments of Cinryze from the SP/SD’s to patients who have had Cinryze approved by the healthcare providers. Shipments as of December 31, 2008 to SP/SD’s (less shipments to patients) are classified as deferred revenue on our consolidated financial statements.

During the year ended December 31, 2008, net sales of Vancocin increased 14.0% compared to the same period in 2007 primarily due to an increase of units sold and the impact of a price increase during 2008.

Approximately 94% of our sales are to three wholesalers. Vancocin product sales are influenced by prescriptions and wholesaler forecasts of prescription demand, which could be at different levels from period to period. We receive inventory data from our three largest wholesalers through our fee for service agreements. We do not independently verify this data. Based on this inventory data and our estimates, we believe that as of December 31, 2008, the wholesalers did not have excess channel inventory.

Cost of sales

Vancocin cost of sales includes the cost of materials and distribution costs and excludes amortization of product rights and were consistent between years. Cinryze cost of sales includes the cost of materials, manufacturing and distribution costs and excludes amortization of product rights. Cinryze cost of sales in 2009 may include approximately $5.0 million to $8.0 million of patient assistance program expenses while we continue to work with patients to achieve final reimbursement.

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

Research and development expenses were divided between our research and development programs in the following manner:

	For the years ended December 31,
(in thousands)	2008	2007
Direct—Core programs
CMV	$35,332	$21,676
HCV	762	909
Cinryze	5,305	—
NTCD	4,703	982
Vancocin	1,078	473
Indirect
Development	19,100	11,829

Total	$66,280	$35,869

Direct Expenses—Core Development Programs

Our direct expenses related to our CMV program increased significantly during 2008 as we advanced through our two Phase 3 clinical studies. Specifically, we continued and in May 2008 completed recruitment into the phase 3 study of maribavir in patients undergoing allogeneic stem cell transplant at transplant centers in the U.S., Canada and several European countries. Data collection for the six month assessments continued through the end of November 2008. We also continued enrollment in our Phase 3 clinical study of maribavir in patients receiving liver transplantation in the U.S. and Europe. In February 2009, based upon preliminary analysis of the data, we announced that our Phase 3 trial evaluating maribavir used as prophylaxis in allogeneic stem cell, or bone, marrow, transplant patients did not achieve its primary endpoints. In the primary analysis, there was no statistically significant difference between maribavir and placebo in reducing the rate of CMV disease. In addition, the study failed to meet its key secondary endpoints. We are continuing to analyze the study results. Additionally, we announced that our Phase 3 trial evaluating maribavir in liver transplant patients was discontinued and that all patients on study drug were moved to current standard of care. This decision was made based on the results of the Phase 3 study of maribavir in stem cell transplant patients, and the recommendation from our independent Data Monitoring Committee who considered the rate of viremia in both arms of the study. During 2007 we continued recruitment into an Phase 3 study of maribavir in patients undergoing allogeneic stem cell transplant, began recruiting patients into a second Phase 3 study of maribavir in liver transplant patients, and began executing on our pre-launch plans for our clinical, regulatory and commercial activities for the maribavir program in Europe.

Related to our HCV program, costs in the 2008 primarily represent those paid to Wyeth in connection with our cost-sharing arrangement related to discovery efforts to identify potential back-ups/follow-on compounds to HCV-796. During 2007, costs included continued recruitment in the 500 mg BID arms of a phase 2 study of HCV-796 when dosed in combination with pegylated interferon and ribavirin and ongoing follow-up of patients in that study. In April 2008, we announced that ViroPharma and Wyeth, have jointly discontinued the development of HCV-796 due to the previously announced safety issue that emerged in the ongoing Phase 2 trial in patients with hepatitis C. We also announced that ViroPharma and Wyeth do not expect to continue to collaborate on future development of hepatitis C treatment candidates.

In October 2008, we acquired Cinryze, a C1 inhibitor, which has been approved by the FDA for routine prophylaxis of hereditary angioedema (HAE) also known as C1 inhibitor deficiency, a rare, severely debilitating, life-threatening genetic disorder. During 2008, we incurred costs related to the open label trial for additional product and patient follow-up.

The increase in costs of NTCD in 2008 over 2007 relate to increased research and development activities and the costs associated with manufacturing NTCD spores.

Related to our Vancocin program, costs in 2008 and 2007 related to additional research activities.

Anticipated fluctuations in future direct expenses are discussed under “Liquidity – Development Programs.”

Direct Expenses—Non-core Development Programs

We incurred minimal direct costs related to our common cold program licensed to Schering-Plough.

Indirect Expenses

These costs primarily relate to the compensation of and overhead attributable to our development team. The increase in 2008 as compared to 2007 is primarily due to increased personnel costs of $6.1 million resulting from additional hiring in the US and EU to support our clinical studies of maribavir and prepare for a regulatory submission and commercial expenses to support a potential future product launch.

Selling, general and administrative expenses

Selling, general and administrative (SG&A) expenses increased $28.3 million in 2008 to $65.4 million from $37.1 million in 2007. For 2008, the largest contributors to these increases were compensation costs, including share based compensation, as a result of increased headcount from the addition of our European operations and the Vancocin sales force ($12.6 million), medical education activities ($8.1 million) and marketing efforts ($4.5 million).

Included in SG&A are legal and consulting costs incurred related to our opposition to the attempt by the OGD regarding the conditions that must be met in order for a generic drug application to request a waiver of in-vivo bioequivalence testing for copies of Vancocin, which were $4.0 million in the year 2008 as compared to $3.3 million the same period in 2007. We anticipate that these additional legal and consulting costs will continue at higher levels in future periods.

Intangible amortization and acquisition of technology rights

Intangible amortization is the result of the Vancocin product rights acquisition in the fourth quarter of 2004, as well as the acquisition of Lev in October 2008. Additionally, as described in our agreement with Lilly, to the extent that we incur an obligation to Lilly for additional payments on Vancocin sales, we have contingent consideration. We record the obligation as an adjustment to the carrying amount of the related intangible asset and a cumulative adjustment to the intangible amortization upon achievement of the related sales milestones. Contingent consideration and Lilly related additional payments are more fully described in Note 7 of the Consolidated Financial Statements.

Intangible amortization for the years ended December 31, 2008 and 2007 were $10.8 million and $6.1 million respectively. The comparatives are impacted by cumulative adjustments for contingent consideration paid to Lilly, which were $1.0 million in 2008 and $0.6 million in 2007, and the amortization of Cinryze product rights from the date of the Lev acquisition to December 31, 2008.

On an ongoing periodic basis, we evaluate the useful life of these intangible assets and determine if any economic, governmental or regulatory event has modified their estimated useful lives. This evaluation did not result in a change in the life of the intangible assets during the year ended December 31, 2008. We will continue to monitor the actions of the OGD and consider the effects of our opposition efforts and the announcements by generic competitors or other adverse events for additional impairment indicators and we will reevaluate the expected cash flows and fair value of our Vancocin-related assets, as well as estimated useful lives, at such time.

Other Income (Expense)

Impairment loss

During 2008, we incurred a $2.3 million impairment related to our previous Corporate Headquarters that is classified as held for sale at December 31, 2008.

During the first quarter of 2009, the market capitalization of ViroPharma fell below the carrying value of ViroPharma’s net assets due to the announcements surrounding our maribavir development program. In accordance with SFAS 142, “Goodwill and Other Intangible Assets”, this situation would require us to test for impairment of our goodwill and other intangible assets if the situation continues at March 31, 2009. This analysis will be conducted at March 31, 2009 and depending on our stock price and fair market value of our assets, this could lead to an impairment charge at that time.

Interest Income

Interest income for the years ended December 31, 2008 and 2007 was $14.3 million and $24.3 million, respectively. Interest income decreased primarily due to lower interest rates in 2008 as well as decreased short-term investments during 2008.

Interest Expense

Interest expense and amortization of finance costs in 2008 and 2007 relates entirely to the senior convertible notes issued on March 26, 2007, as described in Note 9 to the Consolidated Financial Statements.

Income Tax Expense

Our effective income tax rate was 22.4% and 29.7% for the years ended December 31, 2008 and 2007, respectively. Income tax expense includes federal, state and foreign income taxes at statutory rates and the effects of various permanent differences. The decrease in the 2008 rate as compared to 2007 is primarily due to the impact of the orphan drug credit for maribavir. Additionally, in connection with our acquisition of Lev, we reduced our valuation allowance by $63.1 million to recognize deferred tax assets due to recognition of deferred tax liabilities in connection with our acquisition of Lev.

Years ended December 31, 2007 and 2006

	For the year ended December 31,
(in thousands), except per share data	2007	2006
Net product sales	$203,770	$166,617
Total revenues	$203,770	$167,181

Cost of sales (excluding amortization of product rights)	$8,934	$18,984

Operating income	$115,796	$98,806

Net income	$95,353	$66,666
Net income per share:
Basic	$1.37	$0.97
Diluted	$1.21	$0.95

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

During the year ended December 31, 2007, net sales of Vancocin increased 22.3% compared to the same period in 2006 primarily due to an increase of units sold, the impact of a price increase during 2007 and wholesaler inventory levels which were stable in 2007 compared to decreased levels in 2006. We believe, based upon data reported by IMS Health Incorporated, that prescriptions during the year ended December 31, 2007 exceeded prescriptions in the 2006 period by 4%.

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

Direct Expenses—Core Development Programs

Our direct expenses related to our CMV program increased significantly in 2007 as we advanced the program into larger Phase 3 clinical studies. Specifically, during the year 2007 we continued recruitment into an ongoing phase 3 study of maribavir in patents undergoing allogeneic stem cell transplant and began recruiting patients into a second phase 3 study in patients undergoing liver transplantation during the second quarter of 2007. We began executing on our pre-launch plans for our clinical, regulatory and commercial activities for the maribavir program in Europe. During the year 2006 we concluded analysis of data from our phase 2 clinical trial with maribavir, which demonstrated that maribavir significantly reduces CMV reactivation in patients who had undergone allogeneic stem cell transplantation. We initiated dosing in a phase 3 study of maribavir in the prevention of CMV disease in allogeneic stem cell transplantation and continued conducting and analyzing data from various phase 1 clinical trials. We also prepared for a second phase 3 study of maribavir in solid organ transplant patients. Included in the CMV expenses during 2006 was $3.0 million related to a milestone payment due to GlaxoSmithKline associated with the initiation of the phase 3 study of maribavir, which was paid in February 2007.

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

Selling, general and administrative expenses

Selling, general and administrative (MG&A) expenses increased $12.5 million in 2007 to $37.1 million from $24.6 million in 2006. The largest contributors to this increase were medical education costs ($3.1 million), legal and consulting costs ($1.7 million), and compensation ($1.6 million) and share-based compensation expense ($1.5 million) due to increased personnel, Other contributors included corporate franchise taxes and commercial related expenses, which collectively increased by $2.3 million.

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

Intangible amortization and acquisition of technology rights

Intangible amortization is the result of the Vancocin product rights acquisition in the fourth quarter of 2004. Additionally, as described in our agreement with Lilly, to the extent that we incur an obligation to Lilly for additional payments on Vancocin sales, we have contingent consideration. We record the obligation as an adjustment to the carrying amount of the related intangible asset and a cumulative adjustment to the intangible amortization upon achievement of the related sales milestones. Contingent consideration and Lilly related additional payments are more fully described in Note 7 of the Consolidated Financial Statements.

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

Interest Expense

Interest expense and amortization of finance costs in 2007 relates entirely to the senior convertible notes issued on March 26, 2007, as described in Note 9 to the Consolidated Financial Statements.

Interest expense in 2006 relates entirely to the subordinated convertible notes, which were redeemed on March 1, 2006. In the third quarter of 2006, we recorded a credit to interest expense related to the beneficial conversion feature because we released the remaining liability associated with the auto-conversion provisions as the likelihood of payment was remote.

Income Tax Expense

Our effective income tax rate was 29.7% and 38.6% for the years ended December 31, 2007 and 2006, respectively. Income tax expense includes federal, state and foreign income taxes at statutory rates and the effects of various permanent differences. The decrease in the 2007 rate as compared to 2006 is primarily due to our current estimate of the impact of orphan drug credit for maribavir as well as a $4.0 million benefit for the valuation allowance adjustment primarily related to additionally deferred tax assets that management believes is more likely than not to be utilized.

Liquidity

We expect that our near term sources of revenue will arise from Vancocin and Cinryze product sales. However, we cannot predict what the actual sales of Vancocin will be in the future, and the outcome of our effort to oppose the OGD’s approach to bioequivalence determinations for generic copies of Vancocin is uncertain. In addition, there are no assurances that demand for Vancocin will continue at historical or current levels. Finally, we cannot predict the actual sales of Cinryze as the product has not just recently been launched commercially and has no history of revenue.

Our ability to generate positive cash flow is also impacted by the timing of anticipated events in our CMV and NTCD programs, including the scope of the clinical trials required by regulatory authorities, results from clinical trials, the results of our product development efforts, and variations from our estimate of future direct and indirect expenses.

While we anticipate that cash flows from Vancocin and Cinryze, as well as our current cash, cash equivalents and short-term investments, should allow us to fund substantially all of our ongoing development and other operating costs for the foreseeable future, as well as the interest payable on the senior convertible notes, we may need additional financing in order to expand our product portfolio. At December 31, 2008, we had cash, cash equivalents and short-term investments of $275.8 million.

Overall Cash Flows

During the year ended December 31, 2008, we generated $91.4 million of net cash from operating activities, primarily from net income of $67.6 million, the impact of noncash expenses and a decreased interest receivable. Partially offsetting net income was the impact of higher inventory related to Cinryze and increased other assets. We also provided $15.4 million of cash for investing activities as a result of our maturing and selling of our short term investments, largely offset from our purchase of Lev. Our net cash used in financing activities for the year ended December 31, 2008 was $10.1 million.

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

Core Development Programs

CMV program—From the date we in-licensed maribavir through December 31, 2008, we paid $79.1 million of direct costs in connection with this program, including the acquisition fee of $3.5 million paid to GSK for the rights to maribavir in September 2003.

During 2009, we will continue to analyze the study results for the Phase 3 trial evaluating maribavir used as prophylaxis stem cell transplant patients that did not achieve its primary endpoint. In 2009, we will continue to incur costs related to analyzing of our Phase 3 results, patient monitoring and study wind down costs. We are solely responsible for the cost of developing our CMV product candidate.

Should we achieve certain product development events, we are obligated to make certain milestone payments to GSK, the licensor of maribavir.

HCV program—From the date that we commenced predevelopment activities for compounds in this program that are currently active through December 31, 2008, we paid $4.5 million in direct expenses for the predevelopment and development activities relating to such compounds. These costs are net of contractual cost sharing arrangements between Wyeth and us. Wyeth pays a substantial portion of the collaboration’s predevelopment and development expenses.

In April 2008 we, along with Wyeth, discontinued the development of HCV-796 due to the previously announced safety issue that emerged in the ongoing Phase 2 trial in patients with hepatitis C. Additionally, we announced that ViroPharma and Wyeth do not expect to continue to collaborate on future development of hepatitis C treatment candidates.

Cinryze—We acquired Cinryze in October 2008 and have spent approximately $5.3 million in direct research and development costs related to Cinryze since acquisition. During 2009, we continue to expect research and development costs related to Cinryze as we complete our Phase 4 commitment. We are solely responsible for the costs of Cinryze development.

Vancocin—We acquired Vancocin in November 2004 and have spent approximately $1.9 million in direct research and development costs related to Vancocin since acquisition.

NTCD—We acquired NTCD in February 2006 and through December 31, 2008 have spent approximately $5.7 million in direct research and development costs. During 2009, we expect our research and development activities on NTCD to increase significantly, therefore, we expect direct costs to increase materially above 2008 levels.

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

Business development activities

Through December 31, 2008, we paid an acquisition price of $116.0 million, paid $30.1 million related to additional purchase price consideration tied to product sales (see Note 7 of the Consolidated Financial Statements) and incurred $2.0 million of fees and expenses in connection with the Vancocin acquisition.

On October 21, 2008, we completed our acquisition under which ViroPharma acquired Lev Pharmaceuticals, Inc. (Lev). Lev is a biopharmaceutical company focused on developing and commercializing therapeutic products for the treatment of inflammatory diseases. The terms of the merger agreement provided for the conversion of each share of Lev common stock into upfront consideration of $453.1 million, or $2.75 per Lev share, comprised of $2.25 per share in cash and $0.50 per share in ViroPharma common stock, and contingent consideration of up to $1.00 per share which may be paid on achievement of certain regulatory and commercial milestones. The Company used approximately $381 million of existing cash and cash equivalents to fund the acquisition, including deal related expenses, and issued approximately 7,359,667 shares in conjunction with the merger.

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

Debt service requirements

Senior Convertible Notes

On March 26, 2007, we issued $250.0 million of 2% senior convertible notes due March 2017 (the “senior convertible notes”) in a public offering. The $250.0 million includes an issuance pursuant to the underwriters’ exercise of an overalloment in the amount of $25.0 million that was closed concurrently on March 26, 2007. Net proceeds from the issuance of the senior convertible notes were $241.8 million. The senior convertible notes are unsecured unsubordinated obligations and rank equally with any other unsecured and unsubordinated indebtedness. The senior convertible notes bear interest at a rate of 2% per annum, payable semi-annually in arrears on March 15 and September 15 of each year commencing on September 15, 2007. As of December 31, 2008, we have accrued $1.4 million in interest payable to holders of the senior convertible notes. Debt issuance costs of $8.2 million have been capitalized and are being amortized over the term of the senior convertible notes, with the balance to be amortized as of December 31, 2008 being $6.6 million.

The senior convertible notes are convertible into shares of our common stock at an initial conversion price of $18.87 per share. The senior convertible notes may only be converted: (i) anytime after December 15, 2016; (ii) during the five business-day period after any five consecutive trading day period (the “measurement period”) in which the price per note for each trading day of that measurement period was less than 98% of the product of the last reported sale price of our common stock and the conversion rate on each such day; (iii) during any calendar quarter (and only during such quarter) after the calendar quarter ending June 30, 2007, if the last reported sale price of our common stock for 20 or more trading days in a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter exceeds 130% of the applicable conversion price in effect on the last trading day of the immediately preceding calendar quarter; or (iv) upon the occurrence of specified corporate events. Upon conversion, holders of the senior convertible notes will receive shares of common stock, subject to ViroPharma’s option to irrevocably elect to settle all future conversions in cash up to the principal amount of the senior convertible notes, and shares for any excess. We can irrevocably elect this option at any time on or prior to the 35th scheduled trading day prior to the maturity date of the senior convertible notes. The senior convertible notes may be required to be repaid on the occurrence of certain fundamental changes, as defined in the senior convertible notes. As of December 31, 2008, the fair value of the $250.0 million convertible senior notes outstanding was approximately $194.4 million, based on the level 2 valuation hierarchy under SFAS No. 157, Fair Value Measurements (SFAS 157).

Concurrent with the issuance of the senior convertible notes, we entered into privately-negotiated transactions, comprised of purchased call options and warrants sold, to reduce the potential dilution of our common stock upon conversion of the senior convertible notes. The transactions, taken together, have the effect of increasing the initial conversion price to $24.92 per share. The net cost of the transactions was $23.3 million.

The call options allow ViroPharma to receive up to approximately 13.25 million shares of its common stock at $18.87 from the call option holders, equal to the number of shares of common stock that ViroPharma would issue to the holders of the senior convertible notes upon conversion. These call options will terminate upon the earlier of the maturity dates of the related senior convertible notes or the first day all of the related senior convertible notes are no longer outstanding due to conversion or otherwise. Concurrently, we sold warrants to the warrant holders to receive shares of its common stock at an exercise price of $24.92 per share. These warrants expire ratably over a 60-day trading period beginning on June 13, 2017 and will be net-share settled.

The purchased call options are expected to reduce the potential dilution upon conversion of the senior convertible notes in the event that the market value per share of ViroPharma common stock at the time of exercise is greater than $18.87, which corresponds to the initial conversion price of the senior convertible notes, but less than $24.92 (the warrant exercise price). The warrant exercise price is 75.0% higher than the price per share of $14.24 of the Company’s stock on the pricing date. If the market price per share of ViroPharma common stock at the time of conversion of any senior convertible notes is above the strike price of the purchased call options ($18.87), the purchased call options will entitle us to receive from the counterparties in the aggregate the same number of shares of our common stock as we would be required to issue to the holder of the converted senior convertible notes. Additionally, if the market price of ViroPharma common stock at the time of exercise of the sold warrants exceeds the strike price of the sold warrants ($24.92), we will owe the counterparties an aggregate of approximately 13.25 million shares of ViroPharma common stock. If we have insufficient shares of common stock available for settlement of the warrants, we may issue shares of a newly created series of preferred stock in lieu of our obligation to deliver common stock. Any such preferred stock would be convertible into 10% more shares of our common stock than the amount of common stock we would otherwise have been obligated to deliver under the warrants.

The purchased call options and sold warrants are separate transactions entered into by us with the counterparties, are not part of the terms of the senior convertible notes, and will not affect the holders’ rights under the senior convertible notes. Holders of the senior convertible notes will not have any rights with respect to the purchased call options or the sold warrants. The purchased call options and sold warrants meet the definition of derivatives under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133). These instruments have been determined to be indexed to the Company’s own stock (in accordance with the guidance of the Emerging Issues Task Force (EITF) Issue No. 01-6, The Meaning of Indexed to a Company’s Own Stock and have been recorded in stockholders’ equity in our Consolidated Balance Sheet (as determined under EITF Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock). As long as the instruments are classified in stockholders’ equity they are not subject to the mark to market provisions of SFAS 133.

We used the net proceeds from the offering to apply to working capital and general corporate purposes. We may also use a portion of the net proceeds to acquire, license or invest in complementary businesses, technologies or products.

Contractual Obligations

Future contractual obligations and commercial commitments at December 31, 2008 are as follows:

(in thousands) Contractual Obligations (1)(2)(6)	Total	1 year or less	2-3 years	4-5 years	More than 5 years
Operating leases (3)	$14,826	$1,313	$3,408	$3,648	$6,457
Senior convertible notes (4)	292,500	5,000	10,000	10,000	267,500
Purchase obligations (5)	89,647	27,801	61,846	—	—

Total	$396,973	$34,114	$75,254	$13,648	$273,957

(1)	This table does not include any milestone payments under our agreement with GSK in relation to our in-licensed technology, as the timing and likelihood of such payments are not known. Similarly, it does not include any additional payments due to Lilly in connection with the Vancocin acquisition, as the amount and timing of future additional payments are not determinable. Under the terms of the agreement with Lilly, Lilly is entitled to additional payments of 35% of annual net sales between $45 and $65 million of Vancocin during 2009 through 2011.

No additional payments are due to Lilly on net sales of Vancocin below or above the net sales levels reflected above. We account for purchase price consideration as contingent consideration and will record an adjustment to the carrying amount of the related intangible asset and a cumulative adjustment to the intangible amortization upon achievement of the related sales milestones. Assuming the maximum threshold is met at the end of each year, the cumulative amortization adjustment would be $1.3 million, $1.5 million and $1.8 million in the years ended December 31, 2009, 2010 and 2011, respectively.

In the event we develop any product line extensions, revive discontinued vancomycin product lines (injectable or oral solution), make improvements of existing products, or expand the label to cover new indications, Lilly would receive an additional royalty on net sales on these additional products for a predetermined time period.

Finally, the table does not include additional payments to Lev CVR holders. The merger agreement with Lev states that the first CVR payment of $0.50 per share would become payable when either (i) Cinryze is approved by the FDA for acute treatment of HAE and the FDA grants orphan exclusivity for Cinryze encompassing the acute treatment of HAE to the exclusion of all other human C1 inhibitor products for which we submitted a sBLA in December 2008 and have a PDUFA date of June 3, 2009 or, (ii) orphan exclusivity for the acute treatment of HAE has not become effective for any third party’s human C1 inhibitor product for two years from the later of the date of closing and the date that orphan exclusivity for Cinryze for the prophylaxis of HAE becomes effective. The second CVR payment of $0.50 per share would become payable when Cinryze reaches at least $600 million in cumulative net product sales within 10 years of closing of the acquisition. Each CVR payment would be approximately $87 million.

(2)	This table does not include various agreements that we have entered into for services with third party vendors, including agreements to conduct clinical trials, to manufacture product candidates, and for consulting and other contracted services due to the cancelable nature of the services. We accrue the costs of these agreements based on estimates of work completed to date. We estimate that approximately $38.8 million will be payable in future periods under arrangements in place at December 31, 2008. Of this amount, approximately $8.5 million has been accrued for work estimated to have been completed as of December 31, 2008 and approximately $30.3 million relates to future performance under these arrangements.
(3)	Operating leases represent building and equipment leases.
(4)	These payments represent interest and principal related to our 2% senior convertible notes due March 2017.
(5)	In conjunction with our acquisition of Lev, we acquired purchase obligations related to the supply and manufacturing of Cinryze. We have committed to purchase 75,000 liters of plasma per year through 2011 from our supplier and also have committed to purchase plasma collected from the Plasma Centers of America collection centers until our purchase of these centers. Additionally, we are required to purchase a minimum number of units from our third party toll manufacturer.

(6)	This table does not include $1.1 million of a non-current income tax payable which represents uncertain tax positions due to the uncertainty of the amount and period of payment.

Capital Resources

While we anticipate that revenues from Vancocin and Cinryze will continue to generate positive cash flow and should allow us to fund substantially all of our ongoing development and other operating costs, we may need additional financing in order to expand our product portfolio. Should we need financing, we would seek to access the public or private equity or debt markets, enter into additional arrangements with corporate collaborators to whom we may issue equity or debt securities or enter into other alternative financing arrangements that may become available to us.

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

Our summary of significant accounting policies is described in Note 2 to our Consolidated Financial Statements included in the 2008 Form 10-K. However, we consider the following policies and estimates to be the most critical in understanding the more complex judgments that are involved in preparing our consolidated financial statements and that could impact our results of operations, financial position, and cash flows:

•

Product Sales—Our net sales consist of revenue from sales of our products, Vancocin and Cinryze, less estimates for chargebacks, rebates, distribution service fees, returns and losses. We recognize revenue for product sales when title and risk of loss has passed to the customer, which is typically upon delivery to the customer, when estimated provisions for chargebacks, rebates, distribution service fees, returns and losses are reasonably determinable, and when collectability is reasonably assured. Revenue from the launch of a new or significantly unique product may be deferred until estimates can be made for chargebacks, rebates and losses and all of the above conditions are met and when the product has achieved market acceptance, which is typically based on dispensed prescription data and other information obtained during the period following launch. Once we can estimate our gross to net adjustments for Cinryze, we will record net sales at the time of delivery to specialty distributors and specialty pharmacies.

•

At the end of each reporting period, as part of an analysis of returns, utilizing our revenue recognition policy (derived from the criteria of SEC Staff Accounting Bulletin No. 104, including SFAS No. 48, Revenue Recognition When Right of Return Exists) we analyze our estimated channel inventory and we defer recognition of revenue on product that has been delivered if we believe that channel inventory at a period end is in excess of ordinary business needs and if we believe the value of potential returns is materially different than our returns accrual. Further, in connection with our analysis of returns, if we believe channel inventory levels are increasing without a reasonably correlating increase in prescription demand, we proactively delay the processing of wholesaler orders until these levels are reduced.

We establish accruals for chargebacks and rebates, sales discounts and product returns. These accruals are primarily based upon the history of Vancocin, including both Lilly and our ownership periods. For Cinryze, our analysis is based on our evaluation of payee’s known to us through information obtain from our wholesalers and CinryzeSolutions. We also consider the volume and price of our products in the channel, trends in wholesaler inventory, conditions that might impact patient demand for our product (such as incidence of disease and the threat of generics) and other factors.

In addition to internal information, such as unit sales, we use information from external resources, which we do not verify, to estimate the Vancocin channel inventory. Our external resources include prescription data reported by

IMS Health Incorporated and written and verbal information obtained from our three largest wholesaler customers with respect to their inventory levels. Based upon this information, we believe that inventory held at these warehouses are within normal levels.

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

Annually, as part of our process, we performed an analysis on the share of Vancocin and Cinryze sales that ultimately go to Medicaid recipients and result in a Medicaid rebate. As part of that analysis, we considered our actual Medicaid historical rebates processed, total units sold and fluctuations in channel inventory. We also consider our payee mix for Cinryze based on information obtained at the time of prescription.

Product returns are minimal. Product return accruals are estimated based on Vancocin’s history of damage and product expiration returns and are recorded in the period in which we record the sale of revenue. Cinryze has a no returns policy. At each reporting period, we also compare our returns accrual balance to the estimated channel inventory to ensure the accrual balance is reasonable and within an acceptable range. For example, if the estimated channel inventory is at a high level, we could be required to adjust our accrual upward.

Discounts are related to payment terms and are fully accrued in the period in which we record the sale of revenue. Since our customers consistently take the payment discount, we do not believe that future periods will be materially impacted by a change in a previous discount accrual.

•

Impairment of Long-lived Assets—We review our fixed and intangible assets, as well as goodwill, for possible impairment annually and whenever events occur or circumstances indicate that the carrying amount of an asset may not be recoverable in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144). Assumptions and estimates used in the evaluation of impairment may affect the carrying value of long-lived assets, which could result in impairment charges in future periods. Such assumptions include, for example, projections of future cash flows and the timing and number of generic/competitive entries into the market, in determining the undiscounted cash flows, and if necessary, the fair value of the asset and whether an impairment exists. These assumptions are subjective and could result in a material impact on operating results in the period of impairment. While we reviewed our intangible assets in March 2006 and December 2008 in light of the actions taken by the OGD, we did not recognize any impairment charges. See Note 7 of the Consolidated Financial Statements for further information. We will continue to monitor the actions of the OGD and consider the effects of our opposition actions and the announcements by generic competitors or other adverse events for additional impairment indicators and we will reevaluate the expected cash flows and fair value of our Vancocin-related assets at such time.

On an ongoing periodic basis, we evaluate the useful life of intangible assets and determine if any economic, governmental or regulatory event has modified their estimated useful lives. While we reviewed the useful life of our intangible assets in March 2006 and December 2008 in light of the actions taken by the OGD, we did not change the useful life of our intangible assets during the year ended December 31, 2008. See Note 7 of the Consolidated Financial Statements for further information.

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

•

Share-Based Employee Compensation—We adopted SFAS No. 123R, Share-based Payment (SFAS 123R), effective January 1, 2006. The calculation of this expense includes judgment related to the period of time used in calculating the volatility of our common stock, the amount of forfeitures and an estimate of the exercising habits of our employees, which is also influenced by our Insider Trading Policy. Changes in the volatility of our common stock or the habits of our employees could result in variability in the fair value of awards granted.

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

In assessing the realizability of deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the period in which those temporary differences becomes deductible or the NOLs and credit carryforwards can be utilized. When considering the reversal of the valuation allowance, we consider the level of past and future taxable income, the reversal of deferred tax liabilities, the utilization of the carryforwards and other factors. Revisions to the estimated net realizable value of the deferred tax asset could cause our provision for income taxes to vary significantly from period to period.

•

Acquisition Accounting —Businesses acquired before December 31, 2008 are accounted for in accordance with SFAS No. 141, Business Combinations and the total purchase price will be allocated to Lev’s net tangible assets or identifiable intangible assets based on their fair values as of the date of the acquisition. The application of the purchase accounting requires certain estimates and assumptions especially concerning the determination of the fair values of the acquired intangible assets and property, plant and equipment as well as the liabilities assumed at the date of the acquisition. Moreover, the useful lives of the acquired intangible assets, property, plant and equipment have to be determined.

Measurement of fair value and useful lives are based to a large extent on anticipated cash flows. If actual cash flows vary from those used in calculating fair values, this may significantly affect the Company’s future results of operations. In particular, the estimation of discounted cash flows of intangible assets of newly developed products is subject to assumptions closely related to the nature of the acquired products. Factors that may affect the assumptions regarding future cash flows:

•	long-term sales forecasts,

•	anticipation of selling price erosion after the end of orphan exclusivity due to follow-on biologic competition in the market,

•	behavior of competitors (launch of competing products, marketing initiatives etc.).

For significant acquisitions, the purchase price allocation is carried out with assistance from independent third-party valuation specialists. The valuations are based on information available at the acquisition date.

As our business evolves, we may face additional issues that will require increased levels of management estimation and complex judgments.

Recently Issued Accounting Pronouncements

In December 2007, the Accounting Standards Board (FASB) issued SFAS No. 141R, Business Combinations (SFAS 141R), which will significantly change the accounting for business combinations. SFAS 141R is effective for fiscal years beginning after December 15, 2008. The Company will apply the guidance of the Statement to business combinations completed on or after January 1, 2009.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements – An Amendment of ARB No. 51 (SFAS 160), which establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 is effective for the Company beginning January 1, 2009. We do not anticipate a material impact on operating results or financial position.

In May 2008, the FASB issued FASB Staff Position (FSP) No. APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (FSP APB 14-1). The FSP requires the issuer of convertible debt instruments with cash settlement features to separately account for the liability and equity components of the instrument. The debt is recognized at the present value of its cash flows discounted using the issuer’s nonconvertible debt borrowing rate. The equity component is recognized as the difference between the proceeds from the issuance of the note and the fair value of the liability. The FSP also requires an accretion of the resultant debt discount over the expected life of the debt. The transition guidance requires retrospective application to all periods presented, and does not grandfather existing instruments. The FSP will be effective for financial statements for years beginning after December 15, 2008 and interim periods within those years. The Company expects that adoption of the proposal will reduce long-term debt, increase stockholders’ equity, and reduce net income and earnings per share. In 2009, the adoption of the FSP will require the Company to record approximately $7.0 million of additional non-cash interest expense related to the outstanding senior convertible debt instruments. Adoption will cause us to recast our 2008 and 2007 financial statements and will require the Company to record approximately $6.5 million and $4.9 million of additional non-cash interest expense, respectively. Adoption of the proposal would not affect the Company’s cash flows.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133 (SFAS 161), which changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. Companies are required to adopt SFAS 161 for fiscal years beginning after November 15, 2008. The Company is currently evaluating the impact of this standard and expects it will require additional disclosures.

In November 2007, the FASB issued EITF 07-1 Accounting for Collaborative Arrangements Related to the Development and Commercialization of Intellectual Property (EITF 07-1) which is focused on how the parties to a collaborative agreement should disclose costs incurred and revenue generated on sales to third parties, how sharing payments pursuant to a collaboration agreement should be presented in the income statement and certain related disclosure questions. EITF 07-1 is effective for fiscal years ended after December 15, 2008. Upon adoption, we do not anticipate a material impact on operating results or financial position.

In June 2008, the FASB issued FSP EITF No. 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities. Under the FSP, unvested share-based payment awards that contain rights to receive nonforfeitable dividends (whether paid or unpaid) are participating securities, and should be included in the two-class method of computing EPS. This FSP is effective for fiscal years beginning after December 15, 2008. The Company does not have share-based payment awards that contain rights to nonforfeitable dividends, thus this FSP is not anticipated to have an impact on the Company’s consolidated financial statements.

In April 2008, FSP No. FAS 142-3, Determination of the Useful Life of Intangible Assets (FSP No. FAS 142-3) was issued which provides for additional considerations to be used in determining useful lives and requires additional disclosure regarding renewals. FSP No. FAS 142-3 is effective for fiscal years beginning after December 15, 2008. Early adoption is not permitted. The FSP must be applied prospectively to intangible assets acquired after the effective date. The Company will apply the guidance of the FSP to intangible assets acquired after January 1, 2009.

In June 2008, the FASB ratified EITF Issue No. 07-5, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock (EITF 07-5). EITF 07-5 provides that an entity should use a two step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument’s contingent exercise and settlement provisions. It also clarifies on the impact of foreign currency denominated strike prices and market-based employee stock option valuation instruments on the evaluation. EITF 07-5 is effective for fiscal years beginning after December 15, 2008. We do not expect any impact on operating results or financial position.

In November 2008, the Emerging Issues Task Force issued EITF No. 08—7, Accounting for Defensive Intangible Assets (EITF 08 -7) that clarifies accounting for defensive intangible assets subsequent to initial measurement. EITF 08—7 applies to acquired intangible assets which an entity has no intention of actively using, or intends to discontinue use of, the intangible asset but holds it (locks up) to prevent others from obtaining access to it (i.e., a defensive intangible asset). Under EITF 08—7, the Task Force reached a consensus that an acquired defensive asset should be accounted for as a separate unit of accounting (i.e., an asset separate from other assets of the acquirer); and the useful life assigned to an acquired defensive asset should be based on the period during which the asset would diminish in value. ETIF 08—7 is effective for defensive intangible assets acquired in fiscal years beginning on or after December 15, 2008. The Company does not believe EITF 08—7 will have a significant impact on the Company’s consolidated financial statements

Off-Balance Sheet Arrangements

In conjunction with our acquisition of Lev, we acquired purchase obligations related to the supply and manufacturing of Cinryze. We have committed to purchase 75,000 liters of plasma per year through 2011 from our supplier and also have committed to purchase plasma collected from the Plasma Centers of America collection centers until our purchase of these centers. Additionally, we are required to purchase a minimum number of units from our third party toll manufacturer. The total minimum purchase commitments for these arrangements as of December 31, 2008 are approximately $89.6 million. Additionally we have a CVR of $87.5 million due upon approval of Cinryze for acute treatment of HAE. We submitted a sBLA in December 2008 and have a PDUFA date of June 3, 2009.

Forward-Looking Statements

Certain statements made in this report are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Additionally, words such as “seek,” “intend,” “believe,” “plan,” “estimate,” “expect,” “anticipate” and other similar expressions are forward-looking statements within the meaning of this act. Some or all of the results anticipated by these forward-looking statements may not occur due to a number of risks and uncertainties, including, but not limited to, our historical dependence on sales of Vancocin; our successful and timely commercialization of Cinryze; our ability to develop and receive regulatory approval for and commercialize drug product candidates and our ability to generate revenues from the commercialization and sale of products resulting from our product candidates; the time and expense associated with the regulatory process and commercialization of our product candidates; our ability to successfully identify HAE patients and achieve a significant market share in order to maintain profitability; the potential for significant competition from generic products due to the fact that our core patent protection for Vancocin has expired; the potential that the Orphan Drug Act may provide a competitor with up to seven years of market exclusivity for the acute treatment of HAE; our ability to remain competitive in the markets in which Vancocin or Cinryze serves; our limited sales and marketing infrastructure and ability to develop our own sales and marketing capability; our dependence upon the limited number of third party service providers who distribute our commercial products; our current and future dependence on third parties to manufacture raw, intermediate and finished goods for Vancocin, Cinryze and our product candidates; our dependence on supplies of U.S. human plasma; the risk of biological contamination inherent in plasma-derived products; the potential for us to become subject to product liability claims; the potential for competitors to develop products and technologies that make our products and/or technologies non-competitive or obsolete; the potential that any of our future products may not be accepted by the market; the potential that the current credit and financial market may exacerbate certain risks affecting our business; the potential that our strategic plan may not achieve the intended results; our dependence on collaborations with third parties; our failure to comply with our obligations in the agreements under which we license development or commercialization rights to products or technology from third parties; the potential that other entities may seek to establish collaborative arrangements for product research and development, or otherwise acquire products, in competition with us; the potential that we are unable to obtain reimbursement for Cinryze from government health administration authorities, private health insurers and other organizations; the potential that there may be limitations on the amount of payment and reimbursement available to patients from third party payors related to Vancocin; the dependence of the successful commercialization of our product candidates on the availability and adequacy of third party reimbursement; our reliance on and the ability of our employees, consultants, contractors, suppliers, manufacturers and collaborators to keep our trade secrets confidential; our dependence on patents and proprietary rights for our products which are in clinical development; the ability of our licensors to protect our rights under our license agreements and to maintain the effectiveness of the license agreements; our dependence on and ability to retain key personnel; our compliance with regulatory requirements and unanticipated problems with our approved products; the effect of imports on revenues generated by our sales of Vancocin and Cinryze; the successful integration of, and our ability to realize the benefits associated with, our acquisition of Lev; risks associated with our international business relationships; the potential affect of charges to earnings resulting from the application of accounting methods on our common stock as a result of the acquisition of Lev; the potential that our indebtedness and other financial obligations may harm our financial condition and results of operations; the potential effect of the rights that have been, and may in the future be, granted to holders of our common or preferred stock on the rights other stockholders and any potential takeover; the potential that Lev stockholders may sell the ViroPharma common stock received as consideration in connection with the merger, on the market price of our common stock; that our stock price could continue to be volatile; the potential that the convertible note hedge and warrant transactions may affect the value of the senior convertible notes and our common stock; and the effect of the fundamental change purchase feature of the senior convertible notes on a potential takeover of our company.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our holdings of financial instruments are primarily comprised of a mix of U.S. corporate debt, government securities and commercial paper. All such instruments are classified as securities available for sale. Our debt security portfolio represents funds held temporarily pending use in our business and operations. We manage these funds accordingly. Our primary investment objective is the preservation of principal, while at the same time maximizing the generation of investment income. We seek reasonable assuredness of the safety of principal and market liquidity by investing in cash equivalents (such as Treasury bills and money market funds) and fixed income securities (such as U.S. government and agency securities, municipal securities, taxable municipals, and corporate notes) while at the same time seeking to achieve a favorable rate of return. Our market risk exposure consists principally of exposure to changes in interest rates. Our holdings are also exposed to the risks of changes in the credit quality of issuers. Historically, we have typically invested in financial instruments with maturities of less than one year. The annualized weighted average nominal interest rate of our investment portfolio at during the year ended December 31, 2008, was approximately 0.6%. A one percent change in the interest rate would have resulted in a $0.6 million impact to interest income for the year ended December 31, 2008.

At February 25, 2009, we had outstanding $250 million of our senior convertible notes. The senior convertible notes bear interest at a rate of 2% per annum, payable semi-annually in arrears on March 15 and September 15 of each year commencing on September 15, 2007. The senior convertible notes are convertible into shares of the Company’s common stock at an initial conversion price of $18.87 per share. The senior convertible notes may only be converted: (i) anytime after December 15, 2016; (ii) during the five business-day period after any five consecutive trading day period (the “measurement period”) in which the price per note for each trading day of that measurement period was less than 98% of the product of the last reported sale price of our common stock and the conversion rate on each such day; (iii) during any calendar quarter (and only during such quarter) after the calendar quarter ending June 30, 2007, if the last reported sale price of our common stock for 20 or more trading days in a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter exceeds 130% of the applicable conversion price in effect on the last trading day of the immediately preceding calendar quarter; or (iv) upon the occurrence of specified corporate events. Upon conversion, holders of the senior convertible notes will receive shares of common stock, subject to ViroPharma’s option to irrevocably elect to settle all future conversions in cash up to the principal amount of the senior convertible notes, and shares for any excess. We can irrevocably elect this option at any time on or prior to the 35th scheduled trading day prior to the maturity date of the senior convertible notes. The senior convertible notes may be required to be repaid on the occurrence of certain fundamental changes, as defined in the senior convertible notes. As of December 31, 2008, the fair value of the $250.0 million convertible senior notes outstanding was approximately $194.4 million, based on the level 2 valuation hierarchy under SFAS 157.

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

Beginning in 2006, we also have been exposed to movements in foreign currency exchange rates, specifically the Euro, for certain immaterial expenses. We have used foreign currency forward exchange contracts based on forecasted transactions to reduce this exposure to the risk that the eventual net cash outflows, resulting from purchases from foreign testing sites, will be adversely affected by changes in exchange rates. The nominal amount of these forwards as of December 31, 2008 was $0.3 million and the associated fair value was approximately $24,000, which is credited to research and development expenses.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our financial statements required by this item are attached to this Report beginning on page 78.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer, or CEO, and our Chief Financial Officer, or CFO, of the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of December 31, 2008. Based on that evaluation, our management, including our CEO and CFO, concluded that as of December 31, 2008 our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to the Company’s management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the quarter ended December 31, 2008, there were no significant changes in our internal control over financial reporting identified in connection with the evaluation of such controls that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting. We have not evaluated the effectiveness of internal control over financial reporting at Lev, which was acquired on October 21, 2008 and, as such, management’s assessment of internal control over financial reporting does not extend to these controls.

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

Management has not evaluated the effectiveness of internal control over financial reporting at Lev Pharmaceuticals, Inc. (Lev) which was acquired on October 21, 2008 and, as such, does not extend its conclusion regarding the effectiveness of internal control over financial reporting to the controls of that entity. Lev total assets were $102.8 million and total net sales were $23,000 as of and for the year ended December 31, 2008. See Note 3 of the notes to the consolidated financial statements for additional information on the Lev acquisition. Accordingly, management’s assessment as of December 31, 2008 does not include the internal control over financial reporting of Lev.

Our management assessed the effectiveness of its internal control over financial reporting as of December 31, 2008. In making this assessment, it used the criteria based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission in “Internal Control — Integrated Framework” (COSO). Based on our assessments we believe that, as of December 31, 2008, our internal control over financial reporting is effective based on those criteria.

Our independent registered public accounting firm, KPMG LLP, has issued a report on the effectiveness of the Company’s internal control over financial reporting appears on the next page.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

ViroPharma Incorporated:

We have audited ViroPharma Incorporated’s (the Company’s) internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by COSO.

The Company acquired Lev Pharmaceuticals, Inc. on October 21, 2008, and management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008, Lev Pharmaceuticals, Inc.’s internal control over financial reporting associated with total assets of $102.8 million and total revenues of $23,000 included in the consolidated financial statements of the Company as of and for the year ended December 31, 2008. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of Lev Pharmaceuticals, Inc.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2008 and 2007, and the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2008, and our report dated February 27, 2009 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Short Hills, New Jersey
February 27, 2009

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

Equity Compensation Plans

We maintain the 2005 Equity Incentive Plan (the “2005 Plan”), the 1995 Stock Option and Restricted Share Plan (the “1995 Plan”), the 2001 Equity Incentive Plan (the “2001 Plan”) and the 2000 Employee Stock Purchase Plan (the “ESPP”), pursuant to which we may grant equity awards to eligible persons. The 1995 Plan expired in September 2005, although there remain options outstanding that were previously granted under that plan. The 2001 Plan is described more fully below.

The following table gives information about equity awards under our 1995 Plan, 2001 Plan , 2005 Plan and ESPP as of December 31, 2008:

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights		(b) Weighted- average exercise price of outstanding options, warrants and rights		(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by securities holders (the 1995 Plan, 2005 Plan and the ESPP)	6,007,238	(1)	$11.09	(1)	4,554,619
Equity compensation plans not approved by security holders (the 2001 Plan)	294,476		$8.16		28,209

Total	6,301,714		$10.95		4,582,828

(1)	Does not include rights granted under the ESPP for which rights were granted in connection with the 6-month offering period that commenced in January 2009. The next scheduled purchase date under the Employee Stock Purchase Plan is June 30, 2009.

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

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation of the Company, as amended by a Certificate of Amendment of Amended and Restated Certificate of Incorporation dated May 18, 1999, as further amended by a Certificate of Amendment of Amended and Restated Certificate of Incorporation dated May 24, 2000. (1) (Exhibit 3.1)

3.2	Amended and Restated By-Laws of the Company. (2) (Exhibit 3.3)

4.1	Form of Indenture dated March 19, 2007 between the Company and Wilmington Trust Company, as Trustee. (26) (Exhibit 4.1)

4.2	First Supplemental Indenture, dated as of March 26, 2007, by and between the Company and Wilmington Trust Company, as Trustee. (26) (Exhibit 4.2)

10.1††	Form of Employment Agreement. (19) (Exhibit 10.1)

10.2	Form of Indemnification Agreement. (19) (Exhibit 10.2)

10.3	Investment Agreement among ViroPharma Incorporated and Perseus-Soros Biopharmaceutical Fund, L.P. dated May 5, 1999. (5) (Exhibit 10.20)

10.4†	Stock Purchase Agreement dated December 9, 1999 between American Home Products Corporation and ViroPharma Incorporated. (7) (Exhibit 10.26)

10.5†	First Amended and Restated Agreement dated February 27, 2001 between Sanofi-Synthelabo and ViroPharma Incorporated. (9) (Exhibit 10.32)

10.6††	2001 Equity Incentive Plan. (10) (Exhibit 10.33)

10.7	Letter Agreement between ViroPharma Incorporated and Wyeth dated May 29, 2002. (11) (Exhibit 10.35)

10.8††	Amended and Restated ViroPharma Incorporated Employee Stock Purchase Plan. (12)

10.9††*	Form of Change of Control Agreement between ViroPharma and certain of its employees.

10.10†	First Amended and Restated Collaboration and License Agreement dated June 26, 2003 between ViroPharma Incorporated and Wyeth. (13) (Exhibit 10.33)

10.11†	Amendment to Stock Purchase Agreement dated June 26, 2003 between ViroPharma Incorporated and Wyeth. (13) (Exhibit 10.34)

10.12†	License Agreement dated August 8, 2003 by and between GlaxoSmithKline and ViroPharma Incorporated. (4) (Exhibit 10.35)

10.13†	Letter Agreement dated November 24, 2003 between Sanofi-Synthelabo and the Company. (14) (Exhibit 10.34)

10.14†	Assignment, Transfer and Assumption Agreement between ViroPharma Incorporated and Eli Lilly and Company dated October 18, 2004.(15) (Exhibit 2.1)

10.15†	Amendment No. 1 to the Assignment, Transfer and Assumption Agreement between ViroPharma Incorporated and Eli Lilly and Company dated November 8, 2004.(15) (Exhibit 2.2)

10.16†	License Agreement between ViroPharma Incorporated and Schering Corporation dated November 3, 2004. (16) (Exhibit 2.1)

10.17††	ViroPharma Severance Plan. (19) (Exhibit 10.37)

10.18††	ViroPharma Cash Bonus Plan. (28) (Exhibit 10.2)

10.19††*	ViroPharma Board Compensation Policy.

10.20††	Amended and Restated 1995 ViroPharma Stock Option and Restricted Share Plan. (18)

10.21††	2005 Equity Incentive Plan. (24)

10.22††	Form Of Non-Qualified Stock Option Agreement For Member Of The Board Of Director. (20) (Exhibit 10.2)

10.23††	Form Of Non-Qualified Stock Option Agreement. (20) (Exhibit 10.3)

Exhibit No.	Description
10.24††	Form of Incentive Stock Option Agreement. (20) (Exhibit 10.4)

10.25†	Master Agreement by and between OSG Norwich Pharmaceuticals, Inc. and ViroPharma Incorporated effective as of December 1, 2005. (21) (Exhibit 10.41)

10.26†	Project Agreement No. 1 by and between OSG Norwich Pharmaceuticals, Inc. and ViroPharma Incorporated. (21) (Exhibit 10.42)

10.27†	Bulk Supply Agreement between ViroPharma and Alpharma Inc. dated April 13, 2006. (22) (Exhibit 10.1)

10.28†	Project Agreement No. 2 by and between OSG Norwich Pharmaceuticals, Inc. and ViroPharma Incorporated dated May 15, 2006. (22) (Exhibit 10.2)

10.29	Real Estate Purchase Agreement between LV Associates, L.P. and the Company dated December 22, 2006. (28) (Exhibit 10.33)

10.30	Confirmation of Convertible Bond Hedge Transaction, dated as of March 20, 2007, by and between ViroPharma Incorporated and Credit Suisse International and Credit Suisse, New York Branch, as agent for Credit Suisse International. (26) (Exhibit 10.1)

10.31	Confirmation of Convertible Bond Hedge Transaction, dated as of March 20, 2007, by and between ViroPharma Incorporated and Wells Fargo Bank, National Association. (26) (Exhibit 10.2)

10.32	Confirmation of Issuer Warrant Transaction dated as of March 20, 2007, by and between ViroPharma Incorporated and Credit Suisse International and Credit Suisse, New York Branch, as agent for Credit Suisse International. (26) (Exhibit 10.3))

10.33	Confirmation of Issuer Warrant Transaction, dated as of March 20, 2007, by and between ViroPharma Incorporated and Wells Fargo Bank, National Association.(26) (Exhibit 10.4)

10.34	Amendment to Confirmation of Issuer Warrant Transaction dated as of March 22, 2007, by and between ViroPharma Incorporated and Credit Suisse International and Credit Suisse, New York Branch, as agent for Credit Suisse International. (26) (Exhibit 10.4))

10.35	Amendment to Confirmation of Issuer Warrant Transaction, dated as of March 22, 2007, by and between ViroPharma Incorporated and Wells Fargo Bank, National Association. (26) (Exhibit 10.5)

10.36†	Amended and Restated Bulk Supply Agreement between ViroPharma and Alpharma Inc. dated October 26, 2007.(23) (Exhibit 10.38)

10.37	Agreement and Plan of Merger, dated as of July 15, 2008, by and among ViroPharma Incorporated, HAE Acquisition Corp., and Lev Pharmaceuticals, Inc. (3) (Exhibit 2.1)

10.38	Form of Contingent Value Rights Agreement, by and among ViroPharma Incorporated, Lev Pharmaceuticals, Inc. and StockTrans, Inc. (3) (Exhibit 2.1)

10.39††	Separation Agreement, dated July 15, 2008, by and between Lev Pharmaceuticals, Inc., ViroPharma Incorporated and Joshua Schein. (6) (Exhibit 10.5)

10.40††	Separation Agreement, dated July 15, 2008, by and between Lev Pharmaceuticals, Inc., ViroPharma Incorporated and Judson Cooper. (6) (Exhibit 10.6)

10.41†	Distribution and Manufacturing Services Agreement between Lev Pharmaceuticals, Inc. and Sanquin Blood Supply Foundation dated as of January 16, 2004 (8) (Exhibit 10.3)

10.42	First Amendment to the Distribution and Manufacturing Services Agreement between Lev Development Corp. and Sanquin Blood Supply Foundation dated as of January 30, 2006 (27)(Exhibit 10.3.1) .

10.43†	Amendment No. 2 to Distribution and Manufacturing Services Agreement between Lev Development Corp. and Sanquin Blood Supply Foundation dated as of January 31, 2006 (27)(Exhibit 10.3.2)

10.44	Exclusive License Agreement between Lev Pharmaceuticals, Inc. and Sanquin Blood Supply Foundation dated as of January 27, 2004 (29) (Exhibit 10.4)

10.45†	Plasma Supply Agreement dated April 12, 2007 (30) (Exhibit 10.4)

10.46†	Agreement for the Purchase and Sale of Blood Plasma dated July 12, 2007 (31)(Exhibit 10.1)

Exhibit No.	Description
10.47†	Amendment to Distribution and Manufacturing Services Agreement with Sanquin Blood Supply Foundation, dated as of September 24, 2007 (32) (Exhibit 10.2)

10.48	Strategic Supply Agreement, dated as of April 3, 2008, between the Company and Plasma Centers of America, LLC (33) ( Exhibit 10.2)

10.49	Intermediate Supply Agreement, dated as of April 9, 2008, between the Company and Biotest, AG (34) (Exhibit 10.2)

10.50	Lease Agreement with 730 Stockton Drive Associates, L.P. dated March 14, 2008. (35) (Exhibit 10.1)

10.51††	Letter Agreement with Michel de Rosen dated March 30, 2008 (36) (Exhibit 10.1)

10.52††	Letter Agreement between the Company and Robert Pietrusko dated January 9, 2009 (28) (Exhibit 10.1)

14	Code of Conduct and Ethics. (14)(Exhibit 14)

21*	List of Subsidiaries.

23*	Consent of KPMG LLP, Independent Registered Public Accounting Firm.

24*	Power of Attorney (included on signature page).

31.1*	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.
†	Portions of this exhibit were omitted and filed separately with the Secretary of the Commission pursuant to an application for confidential treatment filed with the Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.
††	Compensation plans and arrangements for executives and others.
(1)	Filed as an Exhibit to Registrant’s Form 10-Q for the quarter ended June 30, 2000.
(2)	Filed as an Exhibit to the Company’s Current Report on Form 8-K filed with the Commission on November 14, 2008.
(3)	Filed as an Exhibit to the Company’s Current Report on Form 8-K filed with the Commission on July 18, 2008.
(4)	Filed as an Exhibit to Registrant’s Form 10-Q for the quarter ended September 30, 2003.
(5)	Filed as an Exhibit to Registrant’s Form 10-Q for the quarter ended March 31, 1999.
(6)	Filed as an Exhibit to the Current Report on Form 8-K filed with the Commission on July 18, 2008 by Lev Pharmaceuticals, Inc.
(7)	Filed as an Exhibit to Registrant’s Form 10-K for the year ended December 31, 1999.
(8)	Filed as an Exhibit to Form 10-KSB filed by Lev Pharmaceuticals, Inc. on March 31, 2005.
(9)	Filed as an Exhibit to Registrant’s Form 10-Q for the quarter ended March 31, 2001.
(10)	Filed as an Exhibit to Registrant’s Form 10-K for the year ended December 31, 2001.
(11)	Filed as an Exhibit to Registrant’s Form 10-Q for the quarter ended June 30, 2002.
(12)	Filed as an Annex to Registrant’s Proxy Statement filed with the Commission on March 27, 2003.
(13)	Filed as an Exhibit to Registrant’s Form 10-Q for the quarter ended June 30, 2003.
(14)	Filed as an Exhibit to Registrant’s Current Report on Form 8-K filed with the Commission on April 11, 2008.
(15)	Filed as an Exhibit to the Company’s Current Report on Form 8-K/A filed with the Commission on November 24, 2004.
(16)	Filed as an Exhibit to the Company’s Current Report on Form 8-K filed with the Commission on November 29, 2004.
(17)	Filed as an Exhibit to the Company’s Current Report on Form 8-K filed with the Commission on February 15, 2005.
(18)	Filed as an Annex to Registrant’s Proxy Statement filed with the Commission on April 8, 2002.
(19)	Filed as an Exhibit to Registrant’s Form 10-K for the year ended December 31, 2004.
(20)	Filed as an Exhibit to Registrant’s Form 10-Q for the quarter ended June 30, 2005.
(21)	Filed as an Exhibit to Registrant’s Form 10-K for the year ended December 31, 2005.
(22)	Filed as an Exhibit to Registrant’s Form 10-Q for the quarter ended June 30, 2006.
(23)	Filed as an Exhibit to Registrant’s Form 10-K for the year ended December 31, 2008.
(24)	Field as Annex to Registrant’s Proxy Statement filed with the Commission on April 11, 2008.

(25)	Filed as an Exhibit to the Company’s Registration Statement on Form S-3 (333-141411) filed with the Commission on March 19, 2007.
(26)	Filed as an Exhibit to the Company’s Current Report on Form 8-K filed with the Commission on March 26, 2007.
(27)	Filed as an Exhibit to Form 10-KSB filed by Lev Pharmaceuticals, Inc. on March 31, 2006.
(28)	Filed as an Exhibit to Registrant’s Current Report on Form 8-K filed with the Commission on January 8, 2009.
(29)	Filed as an Exhibit to Form 10-KSB filed by Lev Pharmaceuticals, Inc. on March 31, 2005.
(30)	Filed as an Exhibit to Form 10-QSB/A filed by Lev Pharmaceuticals, Inc. on August 27, 2007.
(31)	Filed as an Exhibit to Form 8-K filed by Lev Pharmaceuticals, Inc. on July 25, 2007.
(32)	Filed as an Exhibit to Form 10-QSB filed by Lev Pharmaceuticals, Inc. on November 14, 2007.
(33)	Filed as an Exhibit to Form 10-Q filed by Lev Pharmaceuticals, Inc. on April 30, 2008.
(34)	Filed as an Exhibit to Form 10-Q filed by Lev Pharmaceuticals, Inc. on August 8, 2008.
(35)	Filed as an Exhibit Registrant’s Form 10-Q for the quarter ended March 31, 2008.
(36)	Filed as an Exhibit to Registrant’s Current Report on Form 8-K filed with the Commission on April 3, 2008.
(37)	Filed as an Exhibit to Form 10-KSB filed by Lev Pharmaceuticals, Inc. on March 31, 2006
(38)	Filed as an Exhibit to Form 10-KSB filed by Lev Pharmaceuticals, Inc. on March 31, 2006

Copies of the exhibits are available to stockholders from Peter Wolf, Vice President, General Counsel and Secretary, ViroPharma Incorporated, 730 Stockton Drive, Exton, Pennsylvania 19341. There will be a fee to cover the Company’s expenses in furnishing the exhibits.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on our behalf by the undersigned, thereunto duly authorized.

VIROPHARMA INCORPORATED

By:	/s/ Vincent J. Milano
Vincent J. Milano President, Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints each of Vincent J. Milano and Charles A. Rowland, Jr. as his or her attorney-in-fact, with the full power of substitution, for him or her in any and all capacities, to sign any amendments to this Report, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorney-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Capacity	Date

/s/ VINCENT J. MILANO	President, Chief Executive Officer	February 27, 2009
Vincent J. Milano	(Principal Executive Officer)

/s/ Charles A. Rowland, Jr.	Chief Financial Officer	February 27, 2009
Charles A. Rowland, Jr.	(Principal Financial Officer)

/s/ Richard S. Morris	Chief Accounting Officer and Controller	February 27, 2009
Richard S. Morris	(Principal Accounting Officer)

/s/ VINCENT J. MILANO	Chairman of the Board	February 27, 2009
Vincent J. Milano

/s/ PAUL A. BROOKE	Director	February 27, 2009
Paul A. Brooke

/s/ WILLIAM CLAYPOOL, M.D.	Director	February 27, 2009
William Claypool, M.D.

/s/ MICHAEL R. DOUGHERTY	Director	February 27, 2009
Michael R. Dougherty

/s/ ROBERT J. GLASER	Director	February 27, 2009
Robert J. Glaser

/s/ JOHN R. LEONE	Director	February 27, 2009
John R. Leone

/s/ Howard H. Pien	Director	February 27, 2009
Howard H. Pien

ViroPharma Incorporated

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

ViroPharma Incorporated:

We have audited the accompanying consolidated balance sheets of ViroPharma Incorporated as of December 31, 2008 and 2007, and the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2008. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ViroPharma Incorporated as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2008, in conformity with U.S generally accepted accounting principles.

As discussed in Notes 2, 12, 13 and 15 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 157, Fair Value Measurements, on January 1, 2008, Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of Financial Accounting Standards No. 109, Accounting for Income Taxes on January 1, 2007, and Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment, on January 1, 2006.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of ViroPharma Incorporated’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 27, 2009 expressed an unqualified opinion on the effective operation of internal control over financial reporting.

/s/ KPMG LLP

Short Hills, New Jersey
February 27, 2009

ViroPharma Incorporated

Consolidated Balance Sheets

(in thousands, except share and per share data)	December 31, 2008	December 31, 2007
Assets
Current assets:
Cash and cash equivalents	$275,839	$179,691
Short-term investments	—	404,637
Accounts receivable, net	15,058	17,684
Inventory	27,168	4,703
Interest receivable	5	5,095
Prepaid expenses and other	5,115	2,138
Income taxes receivable	6,867	842
Property and building held for sale	6,734	—
Deferred income taxes	24,094	7,983

Total current assets	360,880	622,773
Intangible assets, net	639,693	122,502
Property, equipment and building improvements, net	6,853	10,890
Goodwill	29,936	—
Deferred income taxes	—	12,312
Debt issue costs, net	6,610	7,550
Other assets	9,712	39

Total assets	$1,053,684	$776,066

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$5,719	$2,017
Due to partners	1,278	1,008
Accrued expenses and other current liabilities	35,650	24,466
Income taxes payable	820	879

Total current liabilities	43,467	28,370
Non-current income tax payable and other non-current liabilities	4,072	1,133
Deferred tax liabilities	95,121	—
Long-term debt	250,000	250,000

Total liabilities	392,660	279,503

Commitments and Contingencies

Stockholders’ equity:
Preferred stock, par value $0.001 per share. 5,000,000 shares authorized; Series A convertible participating preferred stock; no shares issued and outstanding	—	—
Series A junior participating preferred stock, par value $0.001 per share. 200,000 shares designated; no shares issued and outstanding	—	—
Common stock, par value $0.002 per share. 175,000,000 shares authorized; issued and outstanding 77,397,621 shares and 69,904,659 shares at December 31, 2008 and 2007	156	140
Additional paid-in capital	595,287	498,350
Accumulated other comprehensive loss	(655)	(546)
Retained earnings (accumulated deficit)	66,236	(1,381)

Total stockholders’ equity	661,024	496,563

Total liabilities and stockholders’ equity	$1,053,684	$776,066

See accompanying notes to consolidated financial statements.

ViroPharma Incorporated

Consolidated Statements of Operations

	Year ended December 31,
(in thousands, except per share data)	2008	2007	2006
Revenues:
Net product sales	$232,307	$203,770	$166,617
License fee and milestone revenue	—	—	564

Total revenues	232,307	203,770	167,181

Costs and Expenses:
Cost of sales (excluding amortization of product rights)	8,874	8,934	18,984
Research and development	66,280	35,869	19,162
Selling, general and administrative	65,424	37,051	24,560
Intangible amortization	10,809	6,120	5,669
Impairment loss on fixed asset held for sale	2,265	—	—

Total costs and expenses	153,652	87,974	68,375

Operating income	78,655	115,796	98,806
Other Income (Expense):
Interest income	14,296	24,265	9,853
Interest expense	(5,852)	(4,395)	(686)
Other income	—	—	555

Income before income tax expense	87,099	135,666	108,528
Income tax expense	19,482	40,313	41,862

Net income	$67,617	$95,353	$66,666

Net income per share:
Basic	$0.95	$1.37	$0.97
Diluted	$0.83	$1.21	$0.95
Shares used in computing net income per share:
Basic	71,391	69,827	68,990
Diluted	85,712	80,891	70,338

See accompanying notes to consolidated financial statements.

ViroPharma Incorporated

Consolidated Statements of Comprehensive Income

	Year ended December 31,
(in thousands)	2008	2007	2006
Net income	$67,617	$95,353	$66,666

Other comprehensive income:
Unrealized holding gains (losses) arising during period, net of income taxes of $300 in 2008, $(326) in 2007 and $160 in 2006	550	(608)	407
Foreign currency translation adjustment	(659)	5	—

Comprehensive income	$67,508	$94,750	$67,073

See accompanying notes to consolidated financial statements.

ViroPharma Incorporated

Consolidated Statements of Stockholders’ Equity

	Preferred stock		Common stock			Accumulated other		Total
(in thousands)	Number of shares	Amount	Number of shares	Amount	Additional paid-in capital	comprehensive income (loss)	Accumulated deficit	stockholders’ equity

Balance, December 31, 2005	—	$—	68,564	$137	$490,590	$(350)	$(163,400)	$326,977
Issuance of common stock, net of issuance costs	—	—	982	2	9,935	—	—	9,937
Exercise of common stock options	—	—	208	1	811	—	—	812
Employee stock purchase plan	—	—	16	—	106	—	—	106
Unrealized gains on available-for-sale securities	—	—	—	—	—	407	—	407
Share-based compensation	—	—	—	—	5,055	—	—	5,055
Record liability classified share-based obligations	—	—	—	—	(113)	—	—	(113)
Stock option tax benefits	—	—	—	—	703	—	—	703
Excess tax benefits due to debt conversions	—	—	—	—	1,349	—	—	1,349
Net income	—	—	—	—	—	—	66,666	66,666

Balance, December 31, 2006	—	$—	69,770	140	508,436	57	(96,734)	411,899
Issuance of common stock	—	—	22	—	187	—	—	187
Exercise of common stock options	—	—	113	—	525	—	—	525
Cost of call spread options, net	—	—	—	—	(23,250)	—	—	(23,250)
Unrealized gains on available-for-sale securities	—	—	—	—	—	(608)	—	(608)
Share-based compensation	—	—	—	—	7,641	—	—	7,641
Tax benefit on convertible note hedge	—	—	—	—	4,507	—	—	4,507
Stock option tax benefits	—	—	—	—	304	—	—	304
Cumulative translation adjustment	—	—	—	—	—	5	—	5
Net income	—	—	—	—	—	—	95,353	95,353

Balance, December 31, 2007	—	$—	69,905	$140	$498,350	$(546)	$(1,381)	$496,563
Issuance of common stock	—	—	21	—	180	—	—	180
Exercise of common stock options	—	—	112	1	359	—	—	360
Unrealized gains on available-for-sale securities	—	—	—	—	—	550	—	550
Share-based compensation	—	—	—	—	8,932	—	—	8,932
Tax benefit on convertible note hedge	—	—	—	—	1,262	—	—	1,262
Stock option tax benefits	—	—	—	—	184	—	—	184
Cumulative translation adjustment	—	—	—	—	—	(659)	—	(659)
Acquisition of Lev	—	—	7,360	15	86,020	—	—	86,035
Net income	—	—	—	—	—	—	67,617	67,617

Balance, December 31, 2008	—	$—	77,398	$156	$595,287	$(655)	$66,236	$661,024

See accompanying notes to consolidated financial statements.

ViroPharma Incorporated

Consolidated Statements of Cash Flows

(in thousands)	Year ended December 31,
	2008	2007	2006
Cash flows from operating activities:
Net income	$67,617	$95,353	$66,666
Adjustments to reconcile net income to net cash provided by operating activities:
Non-cash share-based compensation expense	8,938	7,600	4,998
Non-cash building impairment	2,265	—	—
Non-cash interest expense	789	625	75
Deferred tax provision	13,831	11,464	19,387
Depreciation and amortization expense	11,989	6,924	6,166
Other	—	—	(555)
Changes in assets and liabilities, excluding the effect of acquisition:
Accounts receivable	2,991	(8,237)	5,440
Inventory	(3,129)	57	6,236
Interest receivable	5,095	(1,805)	(3,278)
Prepaid expenses and other current assets	(118)	(111)	(127)
Income taxes payable/receivable	(6,084)	(23)	2,037
Other assets	(8,279)	10	—
Accounts payable	1,573	(726)	(6,513)
Due to partners	270	225	762
Accrued expenses and other current liabilities	(6,387)	10,378	(5,893)
Non-current income tax payable and other	76	1,133	—
Other liabilities	—	—	(385)

Net cash provided by operating activities	91,437	122,867	95,016

Cash flows from investing activities:
Purchase of Lev Pharmaceuticals, Inc., net of cash acquired	(380,218)	—	—
Purchase of Vancocin assets	(7,000)	(5,950)	(6,650)
Purchase of equipment and leasehold improvements	(2,529)	(8,866)	(1,771)
Purchases of short-term investments	—	(789,707)	(1,256,862)
Maturities and sales of short-term investments	405,187	588,347	1,056,285

Net cash provided by (used in) investing activities	15,440	(216,176)	(208,998)

Cash flows from financing activities:
Repayment of acquired debt	(12,056)	—	—
Net proceeds from the issuance of senior convertible notes	—	241,825	—
Net purchase of call spread options	—	(23,250)	—
Tax benefit from call spread transactions	1,262	1,880	—
Net proceeds from issuance of common stock	540	712	10,855
Excess tax benefits from share-based payment arrangements	184	304	703
Excess tax benefits due to debt conversions	—	—	1,349
Redemption of subordinated convertible notes	—	—	(79,596)

Net cash provided by (used in) financing activities	(10,070)	221,471	(66,689)

Effect of exchange rate changes on cash	(659)	5	—

Net increase (decrease) in cash and cash equivalents	96,148	128,167	(180,671)
Cash and cash equivalents at beginning of year	179,691	51,524	232,195

Cash and cash equivalents at end of year	$275,839	$179,691	$51,524

See accompanying notes to consolidated financial statements.

ViroPharma Incorporated

Notes to the Consolidated Financial Statements

Note 1. Organization and Business Activities

ViroPharma Incorporated and subsidiaries (“ViroPharma” or the “Company”) is a global biopharmaceutical company dedicated to the development and commercialization of products that address serious diseases, with a focus on products used by physician specialists or in hospital settings. The Company intends to grow through sales of its marketed products, Vancocin and CinryzeTM, through continued development of its product pipeline and through potential acquisition or licensing of products or acquisition of companies. ViroPharma has two marketed products, and three development programs.

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

On October 21, 2008, we completed our acquisition of Lev Pharmaceuticals, Inc. (Lev), a biopharmaceutical company focused on developing and commercializing therapeutic products for the treatment of inflammatory diseases. As a result of the merger, we obtained Cinryze, which has been approved by the FDA for the prophylactic treatment of hereditary angioedema (HAE) and was launched commercially in 2008. Post the acquisition, we resubmitted the portion of the Cinryze BLA referring to the data for the acute treatment of HAE attacks along with additional data from the ongoing open label acute studies of Cinryze. Cinryze is a C1 inhibitor therapy for routine prophylaxis against HAE, also known as C1 inhibitor deficiency, a rare, severely debilitating, life-threatening genetic disorder.

ViroPharma is developing two new product candidates, maribavir for the prevention and treatment of cytomegalovirus, or CMV disease; and non-toxigenic strains of C. difficile (NTCD) for the treatment and prevention of CDI. On February 9, 2009, we announced that our Phase 3 trial evaluating maribavir used as prophylaxis in allogeneic stem cell, or bone marrow, transplant (SCT) patients did not achieve its primary endpoint. In the primary analysis, there was no statistically significant difference between maribavir and placebo in reducing the rate of CMV disease. Additionally, on February 13, 2009, we announced that enrollment in our Phase 3 trial evaluating maribavir in liver transplant patients was discontinued and that all patients on study drug were moved to current standard of care.

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

Short-term investments

During 2008 and 2007, short-term investments have consisted primarily of debt securities backed by the U.S. government and commercial paper. The Company’s entire short-term investment portfolio is classified as available-for-sale and is stated at fair value as determined by quoted market values. All short-term investments, including securities with maturities in excess of one year, are classified as current, as management can sell them any time at their option and are intended to meet the ongoing liquidity needs of the Company. Net unrealized holding gains and losses are included in accumulated other comprehensive income (loss). For purposes of determining gross realized gains and losses, the cost of short-term investments sold is based upon specific identification. Discounts and premiums are amortized over the term of the security and reported in interest income. The investments are reviewed on a periodic basis for other-than-temporary impairments (See Note 4).

Concentration of credit risk

The Company invests its excess cash and short-term investments in accordance with a policy objective that seeks to ensure both liquidity and safety of principal. The policy limits investments to certain types of instruments issued by the U.S.

ViroPharma Incorporated

Notes to the Consolidated Financial Statements (continued)

government and institutions with strong investment grade credit ratings and places restrictions in their terms and concentrations by type and issuer to reduce the Company’s credit risk.

The Company has an exposure to credit risk in its trade accounts receivable from sales of Vancocin. Vancocin is distributed through wholesalers that sell the product to pharmacies and hospitals. Three wholesalers represent approximately 88% of our trade accounts receivable at December 31, 2008 and approximately 94% of our 2008 net product sales.

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

Single source supplier

The company currently outsources all of our toll manufacturing agreements to single source manufactures for Vancocin and Cinryze. A change in suppliers for Vancocin or Cinryze could cause a delay in manufacturing and a possible loss of sales, which would affect operating results adversely.

Accounts receivable

Accounts receivable are recorded at the invoiced amount, net of related cash discounts and do not bear interest. The allowance for doubtful accounts is based on a specific review of the Company’s accounts receivable. At December 31, 2008 and 2007, there was no allowance for doubtful accounts. The Company does not have any off-balance sheet exposure related to its customers.

Inventories

Inventories are stated at the lower of cost, using the first-in, first-out method, or market. At December 31, 2008 and 2007, inventory consists of finished goods. work-in-process (WIP) and certain starting materials required to produce inventory of Vancocin and Cinryze. At December 31, 2007, inventory consists of finished goods and certain starting materials required to produce inventory of Vancocin.

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

Goodwill and Intangible Assets

Goodwill is not amortized, but is evaluated annually for impairment or when indicators of a potential impairment are present. Our impairment testing of goodwill is performed separately from our impairment testing of individual indefinite-lived intangibles. The annual evaluation for impairment of goodwill is based on valuation models that incorporate assumptions and internal projections of expected future cash flows and operating plans. We believe such assumptions are also comparable to those that would be used by other marketplace participants.

ViroPharma Incorporated

Notes to the Consolidated Financial Statements (continued)

Intangible assets, net of accumulated amortization, includes the allocation of the cost to acquire the rights to the oral formulation of Vancocin, the rights to certain vancomycin related Vancocin products (Note 7), from Eli Lilly and Company (Lilly) and Cinryze product rights (Note 3) from Lev in conjunction with our acquisition of Lev in October 2008. The Company based its intangible assets’ valuation and related estimated useful life on third party evaluations of the assets. Intangible assets acquired as part of the Vancocin and Lev acquisitions are being amortized on a straight-line basis over their estimated useful lives of 25 years. The Company estimated the useful life of the assets by considering competition by products prescribed for the same indication, the likelihood and estimated future entry of non-generic and generic competition with the same or similar indication and other related factors. The factors that drive the estimate of the life are often uncertain and are reviewed on a periodic basis or when events occur that warrant review.

Impairment or Disposal of Long-Lived Assets

The Company assesses the recoverability of long-lived assets for which an indicator of impairment exists, as necessary in accordance with Statement of Financial Accounting Standards (SFAS) SFAS No. 144, Accounting for the impairment or disposal of long-lived assets (SFAS 144). Specifically, the Company determines if a long-lived asset or asset group is impaired by comparing the carrying value of these assets to their estimated undiscounted future operating cash flows. If impairment is indicated, a charge is recognized for the difference between the asset’s carrying value and fair value. In 2008 we recorded an impairment of $2.3 million related to our previous Company headquarters that is no longer being utilized. The building was classified as held for sale in the fourth quarter of 2008 and the impairment represents the difference between the carrying value and the estimated sales price less costs to dispose.

During the first quarter of 2009, the market capitalization of ViroPharma fell below the carrying value of ViroPharma’s net assets due to the announcements surrounding our maribavir development program. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets (SFAS 142), this situation would require us to test for impairment of our goodwill and other intangible assets if the situation continues at March 31, 2009. This analysis will be conducted at March 31, 2009 and depending on our stock price and fair market value of our assets, this could lead to an impairment charge at that time

Revenue recognition

Revenue is recognized when all four of the following criteria are met (1) the Company has persuasive evidence an arrangement exists, (2) the price is fixed and determinable, (3) title has passed, and (4) collection is reasonably assured. The Company’s credit and exchange policy includes provisions for return of its product when it (1) has expired, or (2) was damaged in shipment.

Product revenue for Vancocin is recorded upon delivery to the wholesaler, when title has passed. Product demand from wholesalers during a given period may not correlate with prescription demand for the product in that period. As a result, the Company periodically estimates and evaluates the wholesalers’ inventory position and would defer recognition of revenue on product that has been delivered if the Company believes that channel inventory at a period end is in excess of ordinary business needs and if the Company believes the value of potential returns is materially different than the returns accrual. During 2008, 2007 and 2006, the Company did not defer any Vancocin product sales. Product revenue for Cinryze, due to its recent launch, is recognized when prescribed and deferred until the product is shipped to the end customer by the specialty pharmacy.

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

Sales Allowances

The Company records appropriate sales allowances upon the recognition of product revenue. The Company’s return policy for Vancocin is limited to damaged or expired product. Cinryze has a no return policy. The return allowance is determined based on analysis of the historical rate of returns associated with Vancocin, which is then applied to sales, and is analyzed considering estimated wholesaler inventory and prescriptions. The chargeback and rebate allowances are determined based on analysis of the historical experience of government agencies’ market share and governmental contractual prices relative to

ViroPharma Incorporated

Notes to the Consolidated Financial Statements (continued)

current selling prices, as well as the payor mix information provided by our wholesalers and from information obtained through Cinryze Solutions.

Customers

The Company’s net product sales are related to Vancocin and Cinryze. For Vancocin, our customers are wholesalers who then distribute the product to pharmacies, hospitals and long term care facilities, among others. In December 2008, we shipped a limited amount of Cinryze to specialty pharmacy and specialty distributors (SP/SD) who will distribute the product to physicians, hospitals and patients.

Three wholesalers represent the majority of the Company’s consolidated total revenue, as approximated below:

	Percentage of total revenues
	2008	2007	2006
Customer A	39%	37%	38%
Customer B	38%	40%	35%
Customer C	17%	16%	19%

Total	94%	93%	92%

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

Share-based payments

The Company adopted SFAS No. 123R, Share-based Payments (SFAS 123R) using the modified prospective approach effective January 1, 2006. While this adoption had an immaterial impact on our financial statements on the date of adoption, the consolidated financial statements for the year ended December 31, 2006 were materially impacted. Results for prior

ViroPharma Incorporated

Notes to the Consolidated Financial Statements (continued)

periods are not restated. The Company previously accounted for share-based compensation under the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees (APB 25) and related interpretations. Under APB 25, compensation cost for employee and director grants was recorded only if the market price of the underlying common stock on the date of grant exceeded the exercise price. SFAS 123R requires the Company to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost shall be recognized over the period during which an employee is required to provide service in exchange for the award – the requisite service period (vesting period). The grant-date fair value of employee share options are estimated using the Black-Scholes option-pricing model adjusted for the unique characteristics of those instruments. See Note 12 for the disclosures related to share-based compensation.

Compensation expense for options granted to non-employees is determined in accordance with SFAS 123R, and related interpretations, as the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measured. Compensation expense for options granted to non-employees is remeasured each period as the underlying options vest.

Earnings per share

Basic earnings per share (EPS) is calculated by dividing net income by the weighted average shares of common stock outstanding during the period. Diluted EPS reflects the potential dilution of securities that could share in the earnings, including the effect of dilution to net income of convertible securities, stock options and warrants. (See Note 14)

Segment information

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

Comprehensive income

SFAS No. 130, Reporting Comprehensive Income (SFAS 130), establishes standards for reporting and presentation of comprehensive income and its components in a full set of financial statements. Comprehensive income consists of net income and net unrealized gains (losses) on available–for-sale securities and is presented in the consolidated statements of comprehensive income. SFAS 30 requires only additional disclosures in the financial statements; it does not affect the Company’s financial position or results of operations.

Reclassification

Certain prior years amounts have been reclassified to conform to the current year presentation.

New Accounting Standards

In June 2007, the Emerging Issues Task Force (EITF) issued EITF No. 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities, (EITF 7-03) that provides guidance for upfront payments related to goods and services of research and development costs. The Company adopted this EITF as of January 1, 2008 with no material impact on operating results or financial position.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS 159), which allow companies to elect fair-value measurement when an eligible financial asset or financial liability is initially recognized or when an event, such as a business combination, triggers a new basis of accounting for that financial

ViroPharma Incorporated

Notes to the Consolidated Financial Statements (continued)

asset or financial liability. The election must be applied to individual contracts, is irrevocable for every contract chosen to be measured at fair value, and must be applied to an entire contract, not to only specified risks, specific cash flows, or portions of that contract. Changes in the fair value of contracts elected must be measured at fair value and recognized in earnings each reporting period. The Company adopted this SFAS as of January 1, 2008 with no impact on operating results or financial position.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, (SFAS 157) which is effective for fiscal years beginning after November 15, 2007 and for interim periods within those years. This statement defines fair value, establishes a framework for measuring fair value and expands the related disclosure requirements. This statement applies under other accounting pronouncements that require or permit fair value measurements. The statement indicates, among other things, that a fair value measurement assumes that the transaction to sell an asset or transfer a liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability. SFAS 157 defines fair value based upon an exit price model. Relative to SFAS 157, the FASB issued FASB Staff Positions (FSP) 157-1, FSP 157-2, and proposed FSP 157-c. FSP 157-1 amends SFAS 157 to exclude SFAS 13 and its related interpretive accounting pronouncements that address leasing transactions, while FSP 157-2 delays the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. FSP 157-c clarifies the principles in SFAS 157 on the fair value measurement of liabilities. Public comments on FSP 157-c were due in February 2008, and responses and recommendations were presented to the board on April 9, 2008. We adopted SFAS 157 as of January 1, 2008, with the exception of the application of the statement to non-recurring nonfinancial assets and nonfinancial liabilities. While we are currently evaluating the impact of the application of the statement to non-recurring nonfinancial assets and nonfinancial liabilities on our financial statements upon adoption, we do not anticipate a material impact on our operating results or financial position. Refer to Note 15 of the Consolidated Financial Statements for additional discussion on fair value measurements.

In October 2008, the FASB issued FSP FAS No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active. The FSP clarifies the application of SFAS 157 when the market for a financial asset is not active. The FSP was effective upon issuance, including reporting for prior periods for which financial statements have not been issued. The adoption of the FSP for reporting as of December 31, 2008 did not have a material impact on the Company’s consolidated financial statements. See Note 15 for further information on fair value measurements.

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertain Tax Positions, (FIN 48) to clarify the criteria for recognizing tax benefits related to uncertain tax positions under SFAS No. 109, Accounting for Income Taxes, and to require additional financial statement disclosure. FIN 48 requires that the Company recognize in its consolidated financial statements the impact of a tax position if that position is more likely than not to be sustained upon examination, based on the technical merits of the position. Adoption of FIN 48 as of January 1, 2007 is reflected in Note 13.

Note 3. Lev Pharmaceuticals, Inc Acquisition

In October 2008, we acquired all the outstanding common stock of Lev Pharmaceuticals, Inc. (Lev). Lev was a biopharmaceutical company focused on developing and commercializing therapeutic products for the treatment of inflammatory diseases. The terms of the merger agreement provided for the conversion of each share of Lev common stock into upfront consideration of $453.1 million, or $2.75 per Lev share, comprised of $2.25 per share in cash and $0.50 per share in ViroPharma common stock, and contingent consideration (CVR’s) of up to $1.00 per share which may be paid on achievement of certain regulatory and commercial milestones. The first CVR payment of $0.50 per share (or $87.5 million) would become payable when either (i) Cinryze is approved by the FDA for acute treatment of HAE and the FDA grants orphan exclusivity for Cinryze encompassing the acute treatment of HAE to the exclusion of all other human C1 inhibitor products or, (ii) orphan exclusivity for the acute treatment of HAE has not become effective for any third party’s human C1 inhibitor product by October 21, 2010. The second CVR payment of $0.50 per share ($87.5 million) would become payable when Cinryze reaches at least $600 million in cumulative net product sales within 10 years of closing of the acquisition.

The purchase price was as follows:

ViroPharma Incorporated

Notes to the Consolidated Financial Statements (continued)

(in thousands)
Amount of cash paid to holders of Lev common stock, stock options and warrants	$367,079
Fair value of shares of ViroPharma common stock	86,035
Original cost of ViroPharma’s investment in Lev common stock	20,000
Transaction fees, including separation payments of $13.3 million made to Lev senior management at closing	20,983

Total purchase price	$494,097

The total cost of the acquisition was allocated to Lev’s assets acquired and liabilities as follows:

(in thousands)
Cash	$27,844
Accounts receivable	365
Inventory	19,336
Property and equipment	177
Deferred income taxes	115,685
Loan receivable	3,111
Other assets	1,147
Intangible product rights	521,000
Goodwill	29,936

Total assets	$718,601

Liabilities assumed:
Accounts payable	$2,129
Accrued expenses	17,142
Long-term debt	12,056
Deferred tax liabilities	193,177

Total liabilities	$224,504

Total purchase price	$494,097

The value of the CVR’s has not been included in the total cost of the acquisition, as the payment of these amounts is not reasonably assured at this time. Should any of the contingently issued payments be made, that value would be added to the purchase price. Additionally, as part of the purchase price allocation, we released the valuation allowance for ViroPharma’s existing deferred tax assets that management believes are more likely than not to be realized as a result of the acquisition. This allocation of purchase price to Lev’s assets acquired and liabilities assumed is preliminary and may change when final purchase price allocation is completed within one year.

As a result of the acquisition, we obtained Cinryze, a C1 inhibitor, which has been approved by the FDA for routine prophylaxis of hereditary angioedema (HAE) also known as C1 inhibitor deficiency, a rare, severely debilitating, life-threatening genetic disorder. We determined that Cinryze product rights have a fair value of $521.0 million. The estimated fair value of the identifiable product rights for Cinryze was determined based upon a discounted cash flows model using a discount rate of 19%. Additionally, we have determined that the estimated useful life for the Cinryze product rights is 25 years. The amortization expense recognized in 2008 is $4.0 million.

The results of Lev’s operations have been included in the consolidated financial statements beginning October 21, 2008. The following unaudited pro forma consolidated financial information reflects the Company’s consolidated results of operations for the years ended December 31, 2008 and December 31, 2007 as if the acquisition had occurred as of January 1, 2008 and January 1, 2007. These pro forma results have been prepared for information purposes only and are not indicative of the results of operations that would have been achieved if the acquisition had taken place on January 1, 2008 and January 1, 2007 respectively or results that may occur in the future.

ViroPharma Incorporated

Notes to the Consolidated Financial Statements (continued)

	December 31, 2008	December 31, 2007
	(Unaudited)
Revenue	$232,307	$203,770

Net income	$18,905	$40,166

Diluted earnings per share	$0.25	$0.49

Note 4. Short-Term Investments

Short-term investments consist of fixed income securities with remaining maturities of greater than three months at the date of purchase, debt securities and equity securities. At December 31, 2008, we did not have any short term investments. At December 31, 2007, all of the fixed income and debt securities were classified as available for sale investments and measured as Level 1 instruments under SFAS 157.

The following summarizes the available-for-sale investments at December 31, 2007:

(in thousands)	Cost	Gross unrealized gains	Gross unrealized losses	Fair value
December 31, 2007
Debt securities:
Corporate	$405,487	$262	$1,112	$404,637

	$405,487	$262	$1,112	$404,637

Maturities of investments were as follows:
Less than one year	$405,487	$262	$1,112	$404,637

Note 5. Inventory

Inventory is related to Vancocin and is stated at the lower of cost, using the first-in first-out method, or market. The following represents the components of the inventory at December 31, 2008 and 2007:

(in thousands)	2008	2007
Raw Materials	$11,861	$3,355
Work In Process	10,802	—
Finished Goods	4,505	1,348

Total	$27,168	$4,703

Note 6. Property, Equipment and Building Improvements

Property, equipment and building improvements consists of the following at December 31, 2008 and 2007:

ViroPharma Incorporated

Notes to the Consolidated Financial Statements (continued)

(in thousands)	2008	2007
Land	$—	$380
Building	—	7,221
Computers and equipment	6,219	3,576
Leasehold improvements	3,388	2,189

	9,607	13,366
Less: accumulated depreciation and amortization	2,754	2,476

Equipment and leasehold improvements, net	$6,853	$10,890

Additionally, at December 31, 2008, we had $6.7 million of Property and Building classified as “held for sale” in accordance with SFAS 144. These assets are those from our previous Company headquarters which we purchased in 2007 and vacated in October 2008.

The useful life for the major categories of property and equipment are 30 years for the building, 3 to 5 years for computers and equipment and 15 years for building improvements.

Note 7. Intangible Assets

The following represents the balance of the intangible assets at December 31, 2008:

(in thousands)	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
Product rights	$521,000	$4,034	$516,966
Trademarks	13,166	2,181	10,985
Know-how	92,160	15,270	76,890
Customer relationship	41,773	6,921	34,852

Total	$668,099	$28,406	$639,693

The following represents the balance of the intangible assets at December 31, 2007:

(in thousands)	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
Trademarks	$12,539	$1,575	$10,964
Know-how	87,774	11,025	76,749
Customer relationship	39,786	4,997	34,789

Total	$140,099	$17,597	$122,502

The estimated fair value of the identifiable product rights for Cinryze was determined based upon a discounted cash flows model using an appropriate discount rate. The asset will be amortized over its related useful life of 25 years.

In March 2006, the Company learned that the FDA’s Office of Generic Drugs (OGD) had changed its approach regarding the conditions that must be met in order for a generic drug applicant to request a waiver of in-vivo bioequivalence testing for copies of Vancocin. Since this change in approach is, in accordance with SFAS 144, a triggering event and potentially impacts the recoverability or useful life of the Vancocin-related intangible assets, the Company assessed the Vancocin-related intangible assets for potential impairment or change in useful life. While the Company is opposing this attempt by the OGD, the outcome can not be reasonably determined and the impact of this change on market share and net sales is uncertain. However, the Company determined that no impairment charge was appropriate at that time as management believes the undiscounted cash flows, which consider some level of generic impact, will be sufficient to recover the carrying value of the asset and there has been no change to fair value.

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

ViroPharma Incorporated

Notes to the Consolidated Financial Statements (continued)

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

The Company is obligated to pay Eli Lilly and Company (Lilly) additional purchase price consideration based on net sales of Vancocin within a calendar year. The additional purchase price consideration is determined by the annual net sales of Vancocin, is paid quarterly and is due each year through 2011. The Company accounts for these additional payments as additional purchase price in accordance with SFAS No. 141, Business Combinations, which requires that the additional purchase price consideration is recorded as an increase to the intangible assets of Vancocin, is allocated over the asset classifications described above and is amortized over the remaining estimated useful life of the intangible assets. In addition, at the time of recording the additional intangible assets, a cumulative adjustment is recorded to accumulated intangible amortization, in addition to ordinary amortization expense, in order to reflect amortization as if the additional purchase price had been paid in November 2004.

As of December 31, 2008, we have paid an aggregate of $30.1 million to Lilly in additional purchase price consideration, as our net sales of Vancocin surpassed the maximum obligation level of $65 million in 2008 and 2007. The $30.1 million paid was based upon 35% of $20 million in 2008, 35% of $17 million in 2007, 35% of $19 million in 2006 and 50% of $21 million in 2005. The Company is obligated to pay Lilly additional amounts based on 35% of annual net sales between $45 and $65 million of Vancocin during 2009 through 2011.

No additional payments are due to Lilly on net sales of Vancocin below or above the net sales levels reflected above.

In the second quarter of 2008, the net sales of Vancocin exceeded the contracted range for which we are obligated to additional purchase price consideration for 2008. The additional purchase price consideration was $7.0 million and $6.0 million, for 2008 and 2007, respectively, which was recorded as an increase to the intangible assets of Vancocin, was allocated over the asset classifications described above and amortized over the remaining estimated useful life of the intangible assets, which is estimated to be 21 years as of December 31, 2008. In addition, at the time of recording the additional intangible assets, the Company recorded a cumulative adjustment in 2008 and 2007 of approximately $1.0 million and $0.6 million, respectively, to accumulated intangible amortization, in addition to ordinary amortization expense, in order to reflect amortization as if the additional purchase price had been paid in November 2004.

Amortization expense for the years ended December 31, 2008, 2007 and 2006 was $10.8 million, $6.1 million and $5.7 million, respectively. The estimated aggregated amortization expense for each of the next five years will be approximately $26.7 million, excluding any future increases related to additional purchase price consideration that may be payable to Lilly.

Note 8. Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consist of the following at December 31, 2008 and 2007:

(in thousands)	2008	2007
Rebates and returns	$7,243	$7,089
Payroll, bonus and employee benefits liabilities	4,647	3,206
Clinical development and research liabilities	9,841	6,969
Interest payable	1,403	1,423
Other current liabilities	9,714	5,779

	$35,650	$24,466

Note 9. Long-Term Debt

Long-Term debt as of December 31, 2008 and 2007 is summarized in the following table:

ViroPharma Incorporated

Notes to the Consolidated Financial Statements (continued)

(in thousands)	2008	2007
Senior convertible notes	$250,000	$250,000

less: current portion	—	—

Total debt principal	$250,000	$250,000

On March 26, 2007, the Company issued $250.0 million of 2% senior convertible notes due March 2017 (the “senior convertible notes”) in a public offering. The $250.0 million includes an issuance pursuant to the underwriters’ exercise of an overalloment in the amount of $25.0 million that was closed concurrently on March 26, 2007. Net proceeds from the issuance of the senior convertible notes were $241.8 million. The senior convertible notes are unsecured unsubordinated obligations and rank equally with any other unsecured and unsubordinated indebtedness. The senior convertible notes bear interest at a rate of 2% per annum, payable semi-annually in arrears on March 15 and September 15 of each year commencing on September 15, 2007. As of December 31, 2008, the Company has accrued $1.4 million in interest payable to holders of the senior convertible notes. Debt issuance costs of $8.2 million have been capitalized and are being amortized over the term of the senior convertible notes, with the balance to be amortized as of December 31, 2008 being $6.6 million.

The senior convertible notes are convertible into shares of the Company’s common stock at an initial conversion price of $18.87 per share. The senior convertible notes may only be converted: (i) anytime after December 15, 2016; (ii) during the five business-day period after any five consecutive trading day period (the “measurement period”) in which the price per note for each trading day of that measurement period was less than 98% of the product of the last reported sale price of our common stock and the conversion rate on each such day; (iii) during any calendar quarter (and only during such quarter) after the calendar quarter ending June 30, 2007, if the last reported sale price of our common stock for 20 or more trading days in a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter exceeds 130% of the applicable conversion price in effect on the last trading day of the immediately preceding calendar quarter; or (iv) upon the occurrence of specified corporate events. Upon conversion, holders of the senior convertible notes will receive shares of common stock, subject to ViroPharma’s option to irrevocably elect to settle all future conversions in cash up to the principal amount of the senior convertible notes, and shares for any excess. We can irrevocably elect this option at any time on or prior to the 35th scheduled trading day prior to the maturity date of the senior convertible notes. The senior convertible notes may be required to be repaid on the occurrence of certain fundamental changes, as defined in the senior convertible notes. As of December 31, 2008, the fair value of the $250.0 million convertible senior notes outstanding was approximately $194.4 million, based on the level 2 valuation hierarchy under SFAS 157.

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

The purchased call options and sold warrants are separate transactions entered into by the Company with the counterparties, are not part of the terms of the senior convertible notes, and will not affect the holders’ rights under the senior convertible notes. Holders of the senior convertible notes will not have any rights with respect to the purchased call options or the sold warrants. The purchased call options and sold warrants meet the definition of derivatives under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133). These instruments have been determined to be indexed to the Company’s own stock (in accordance with the guidance of EITF Issue No. 01-6, The Meaning of Indexed to a Company’s Own Stock) and have been recorded in stockholders’ equity in the Company’s Consolidated Balance Sheet (as determined under EITF Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock). As long as the instruments are classified in stockholders’ equity they are not subject to the mark to market provisions of SFAS 133.

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

ViroPharma Incorporated

Notes to the Consolidated Financial Statements (continued)

To acquire the rights to Vancocin, the Company paid an upfront cash payment of $116.0 million, comprised of $53.5 million from the Company’s existing cash and $62.5 million from the issuance of $62.5 million aggregate principal amount of Senior Notes and Warrants (see Note 9). The Company spent approximately $2.0 million in fees related to this transaction. In addition, Lilly is entitled to additional payments on annual net sales of Vancocin within certain defined levels of sales occurring between 2005 and 2011 (see Note 7). In 2008, 2007 and 2006, the Company paid $7.0 million, $6.0 million and $6.6 million, respectively, of these additional payments, which was accounted for as contingent consideration, increasing the carrying amount of the related intangible assets (see Note 7).

The Company recorded this transaction as an asset purchase with the purchase price and related transaction costs allocated to specific tangible and intangible assets acquired. The assets will be amortized over their related useful lives (see Note 7).

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

GlaxoSmithKline Agreement

In August 2003, the Company announced the acquisition of worldwide rights (excluding Japan) from GlaxoSmithKline (GSK) to an antiviral compound (Maribavir, maribavir, or VP41263) that is an inhibitor of cytomegalovirus (CMV). The Company plans to advance maribavir initially for the prevention and treatment of CMV infection in transplant patients.

Under the terms of the agreement, the Company has exclusive worldwide rights (excluding Japan) to develop and commercialize maribavir for the prevention and treatment of cytomegalovirus infections related to transplant (including solid organ and hematopoietic stem cell transplantation), congenital transmission, and in patients with HIV infection. The Company will focus initially on patients who have received a hematopoietic stem cell (bone marrow) transplant, and are at risk for or have been infected with CMV. The Company paid GSK a $3.5 million up-front licensing fee and may pay additional milestones based upon the achievement of defined clinical development and regulatory events, if any. The Company also will pay royalties to GSK and its licensor on product sales in the U.S. and the rest of the world (excluding Japan). The $3.5 million up-front licensing fee was recorded as an acquisition of technology rights expense during 2003 as the underlying technology has not reached technological feasibility and has no alternative uses. In the third quarter of 2006, a milestone related to the initiation of the phase 3 study occurred and $3.0 million was charged to research and development and paid in February 2007.

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

ViroPharma Incorporated

Notes to the Consolidated Financial Statements (continued)

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

The Company adopted a Stockholders’ Rights Plan (the “Plan”) in September 1998. In connection with the Plan, the Company designated from its Preferred Stock, par value $.001 per share, Series A Junior Participating Preferred Stock, par value $.001 per share (the “Series A Preferred Shares”), and reserved 200,000 Series A Preferred Shares for issuance under the Plan, which the Board has the authority to modify when deemed necessary. The Company declared a dividend distribution of one right for each outstanding share of common stock. The rights entitle stockholders to purchase one one-hundredth of a share of Series A Junior Participating Preferred Stock. The rights expire in 2008. Each holder of a right, other than the acquiring person, would be entitled to purchase $250 worth of common stock of the Company for each right at the exercise price of $125 per right, which would effectively enable such rights holders to purchase common stock at one-half of the then current price. At December 31, 2008 and 2007, the rights were neither exercisable nor traded separately from the Company’s common stock, and become exercisable only if a person or group becomes the beneficial owner of 20% or more of the Company’s common stock or announces a tender offer which would result in ownership of 20% or more of the Company’s common stock.

Common Stock

In July 2001, the Company filed a Form S-3 universal shelf registration statement with the Securities and Exchange Commission (SEC) for the registration and potential issuance of up to $300 million of the Company’s securities, of which $39 million remained at December 31, 2008. On October 19, 2001 the SEC declared the registration statement effective.

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

In accordance with Staff Accounting Bulletin No. 107 (SAB 107) issued in March 2005, share-based payment expense has been included in both research and development expense (R&D) and selling, general and administrative expense (SG&A). Share-based compensation expense consisted of the following for the year ended December 31, 2008 and 2007:

(in thousands)	2008			2007
Plan	R&D	SG&A	Total	R&D	SG&A	Total
Employee Stock Option Plans	$2,948	$5,899	$8,847	$2,271	$5,306	$7,577
Employee Stock Purchase Plan	57	28	85	35	29	64
Non-employee Stock Options	6	—	6	(41)	—	(41)

Total	$3,011	$5,927	$8,938	$2,265	$5,335	$7,600

No amounts of share-based compensation cost have been capitalized into inventory or other assets during the years ended December 31, 2008 and 2007.

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

Options granted during the 2008, 2007 and 2006 had weighted average fair values of $7.66, $11.30 and $11.86 per option. The fair value of each option grant was estimated throughout the year using the Black-Scholes option-pricing model using the following assumptions for the Plans:

ViroPharma Incorporated

Notes to the Consolidated Financial Statements (continued)

	2008	2007	2006
Expected dividend yield	—	—	—
Range of risk free interest rate	1.9% - 3.7%	3.7% - 5.1%	4.3% - 5.1%
Weighted-average volatility	87.0%	92.7%	103.0%
Range of volatility	76.6% - 90.2%	90.2% - 94.6%	95.4% - 136.4%
Range of expected option life (in years)	5.50 - 6.25	5.50 - 6.25	4.08 - 6.25

Risk free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. Volatility is based on the Company’s historical stock price using the expected life of the grant. Expected life is based upon the short-cut method permitted under SAB 107.

In May 2006, stockholders of the company approved an amendment to the 2005 Plan to increase the number of shares available for issuance under the plan by an additional 2,000,000 shares. As of December 31, 2008, there were 4,333,034 shares available for grant under the Plans. The following table lists the balances available by Plan at December 31, 2008:

	1995 Plan	2001 Plan	2005 Plan	Combined
Number of shares authorized	4,500,000	500,000	7,850,000	12,850,000
Number of options granted since inception	(6,997,515)	(1,255,472)	(3,854,853)	(12,107,840)
Number of options cancelled since inception	2,973,908	783,681	309,678	4,067,267
Number of shares expired	(476,393)	—	—	(476,393)

Number of shares available for grant	—	28,209	4,304,825	4,333,034

The following table lists option grant activity for the year ended December 31, 2008:

	Share Options	Weighted average exercise price per share
Balance at December 31, 2005	3,134,205	$8.00
Granted	1,163,500	14.25
Exercised	(209,774)	3.87
Forfeited	(85,800)	16.35
Expired	(82,709)	6.57

Balance at December 31, 2006	3,919,422	9.93
Granted	1,303,590	14.36
Exercised	(111,677)	4.70
Forfeited	(52,520)	13.37
Expired	(84,825)	14.01

Balance at December 31, 2007	4,973,990	11.10
Granted	1,609,635	10.29
Exercised	(112,159)	3.20
Forfeited	(115,914)	12.81
Expired	(53,838)	17.05

Balance at December 31, 2008	6,301,714	$10.95

The total intrinsic value of share options exercised during the year ended December 31, 2008, 2007 and 2006 was approximately $0.7 million, $0.8 million, and $1.9 million, respectively.

The Company has 6,301,714 million option grants outstanding at December 31, 2008 with exercise prices ranging from $0.99 per share to $38.70 per share and a weighted average remaining contractual life of 6.89 years. The following table lists the outstanding and exercisable option grants as of December 31, 2008:

ViroPharma Incorporated

Notes to the Consolidated Financial Statements (continued)

	Number of options	Weighted average exercise price	Weighted average remaining contractual term (years)	Aggregate intrinsic value (in thousands)
Outstanding	6,301,714	$10.95	6.89	$23,914
Exercisable	3,217,977	$10.35	5.24	$16,898

As of December 31, 2008, there was $20.2 million of total unrecognized compensation cost related to unvested share-based payments (including share options) granted under the Plans. That cost is expected to be recognized over a weighted-average period of 1.46 years. The total fair value of shares vested in the year ended December 31, 2008 was $9.3 million.

Employee Stock Purchase Plan

In 2000, the stockholders of the Company approved an employee stock purchase plan. A total of 300,000 shares originally were available under this plan. Since inception of the plan, the stockholders of the Company approved an amendment to the plan to increase the number of shares available for issuance under the plan by 300,000 shares. Under this plan, 24,478, 18,908 and 14,395 shares were sold to employees during 2008, 2007 and 2006. As of December 31, 2008 there are approximately 249,794 shares available for issuance under this plan.

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

The fair value of the share-based payments was approximately $85,000. The fair value was estimated using the Type B model provided by SFAS 123R, with the following assumptions:

	2008 Plan Period Two	2008 Plan Period One
Expected dividend yield	—	—
Risk free interest rate	2.18%	3.32%
Volatility	42.3%	62.6%
Expected option life (in years)	0.50	0.50

Under Plan Period Two, 11,140 shares were sold to employees on December 31, 2008 at $7.25 per share, which represents the closing price on the offer termination date of $8.53 per share at 85%.

Under Plan Period One, 13,338 shares were sold to employees on June 30, 2008 at $9.75 per share, which represents the closing price on the offer termination date of $11.47 per share at 85%.

Non-employee Stock Options

In connection with the adoption of SFAS 123R on January 1, 2006, the Company reclassified approximately $116,000 from additional paid-in capital to a current liability for 9,000 shares related to outstanding stock options issued to non-employees in accordance with EITF Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock. As required by SFAS 123R, the Company remeasured the fair value of these options to approximately $56,000 as of December 31, 2006, which reduced compensation expense by approximately $60,000 in the year ended December 31, 2006. As of December 31, 2008, the Company remeasured the fair value of these options to approximately $20,800, which reduced compensation expense by approximately $6,000 for the year ended December 31, 2008. As of December 31, 2007, the Company remeasured the fair value of these options to approximately $15,000, which reduced compensation expense by approximately $41,000 for the year ended December 31, 2007. At the time of grant, the value of these options had been recorded as an expense and an increase in additional paid-in capital in accordance with APB 25.

The fair value of the non-employee share options was estimated using the Black-Scholes option-pricing model using the following range of assumptions:

ViroPharma Incorporated

Notes to the Consolidated Financial Statements (continued)

	December 31, 2008	December 31, 2007	December 31, 2006
Expected dividend yield	—	—	—
Range of risk free interest rate	0% - 1.0%	2.6% - 3.5%	4.7% - 5.1%
Weighted average volatility	57.9%	50.3%	87.9%
Range of volatility	44.0% - 66.8%	50.3% - 69.3%	45.4% - 97.4%
Contractual option life (in years)	0.04 - 3.29	0.13 - 4.29	0.55 - 5.29

There were no non-employee share options vested or exercised during the year ended December 31, 2008 or 2007. Shares issued to non-employees upon exercise of stock options are new shares.

Note 13. Income Taxes

For the years ended December 31, 2008, 2007 and 2006, the following table summarizes the components of income before income taxes and the provision (benefit) for income taxes:

	Year ended December 31,
	2008	2007	2006
(in thousands)
Income before income taxes	$87,099	$135,666	$108,528

Expense (benefit) for income taxes:
Current:
Federal	145	22,679	18,602
State and local	3,763	4,599	3,873
Foreign	226	68	—

Subtotal	4,134	27,346	22,475

Deferred:
Federal	14,812	12,137	18,126
State and local	177	873	1,261
Foreign	359	(43)	—

Subtotal	15,348	12,967	19,387

Income tax expense (benefit)	$19,482	$40,313	$41,862

Effective income tax rate	22.4%	29.7%	38.6%

Income tax expense includes federal, state and foreign income tax at statutory rates and the effects of various permanent differences. The decrease in the 2008 rate as compared to 2007 is primarily due to the impact of the orphan drug credit for maribavir and includes the benefit of an additional reduction of the valuation allowance to establish deferred tax assets in 2008. The decrease in the 2007 rate as compared to 2006 is primarily due to the Company’s current estimate of the impact of the orphan drug credit for maribavir and an additional reduction of the valuation allowance to establish deferred tax assets in 2007. The 2007 income tax amounts include the benefit for the release of a portion of the valuation allowance. At December 31, 2008 and December 31, 2007, the Company had an aggregate of $2,029,000 and $78,000, respectively, of unremitted earnings of foreign subsidiaries that have been or are intended to be permanently reinvested for continued use in foreign operations and that, if distributed, would result in taxes at approximately the U.S. statutory rate.

For the year ended December 31, 2008, 2007 and 2006, the following table summarizes the principal elements of the difference between the effective income tax rate and the federal statutory income tax rate:

ViroPharma Incorporated

Notes to the Consolidated Financial Statements (continued)

	Year ended December 31,
(% of pre-tax income)	2008	2007	2006
U.S. federal statutory income tax rate	35.0%	35.0%	35.0%
State and local income benefit, net of federal income tax effect	3.0	2.6	3.1
Share-based compensation	1.2	0.8	0.7
Orphan drug credit	(14.7)	(5.6)	—
Change in valuation allowance	(2.2)	(2.8)	—
Other	0.1	(0.3)	(0.2)

Effective income tax expense rate	22.4%	29.7%	38.6%

The following table summarizes the change in the valuation allowance:

	Year ended December 31,
(in thousands)	2008	2007	2006
Valuation allowance at beginning of year	$72,703	$48,278	$49,060
Tax expense (benefit)	(2,208)	(4,028)	(782)
Additional paid in capital	(8)	(120)	—
Additional paid in capital	(904)	30,298	—
Purchase price allocation	(63,147)	—	—
Reduction of deferred tax asset	—	(1,725)	—

Valuation allowance at end of year	$6,436	$72,703	$48,278

In 2008, we decreased our valuation allowance by $66.3 million to record deferred tax assets due to the exisitance of deferred tax liabilities in 2008 resulting from the Lev Acquisition. In 2007, a $30.3 million increase in the valuation allowance was recorded to offset a portion of the related deferred tax asset, also recorded in additional paid in capital, that relates to the tax basis of the convertible note. Additionally, a $4.0 million reduction in the valuation allowance was recorded which relates to additional deferred tax assets.

In 2008, 2007 and 2006, the Company also recorded $0.2 million, $0.2 million and $0.7 million related to current stock option tax benefits allocated directly to stockholders’ equity, respectively. Additionally in 2008 and 2007, the Company recorded $1.3 and $4.5 million, respectively, for the tax benefit on convertible note hedge directly to stockholders’ equity.

The following table summarizes the components of deferred income tax assets and liabilities:

	December 31,
(in thousands)	2008	2007
Deferred tax assets:
Net operating loss carryforwards	$44,409	$30,739
Convertible note	30,713	32,925
Capitalized research and development costs	17,630	21,248
Orphan drug credit carryforward	16,733	—
Research and development credit carryforward	6,840	6,690
Non-deductible reserves	1,502	1,679
Depreciation	891	—
Intangible asset amortization	7,839	—
Equity compensation	4,918	2,736
Other	2,193	1,374

Subtotal	133,668	97,391
Valuation allowance	(6,436)	(72,703)

Deferred tax assets	127,232	24,688

Deferred tax liabilities:

ViroPharma Incorporated

Notes to the Consolidated Financial Statements (continued)

Intangible asset amortization	193,846	3,558
Depreciation	453	37
Inventory	2,691	—
Prepaid expenses	1,071	798
Other	198

Deferred tax liabilities	198,259	4,393

Net deferred tax assets (liability)	$(71,027)	$20,295

At December 31, 2008 and 2007, deferred tax assets and liabilities were classified on the Company’s balance sheets follows:

	December 31,
(in thousands)	2008	2007
Current assets	$24,094	$7,983
Other assets (non-current)	—	12,312
Current liabilities	—	—
Other non-current liabilities	(95,121)	—

Net deferred tax assets (liability)	$(71,027)	$20,295

Due to the uncertainty of the Company’s ability to realize the benefit of all of the deferred tax assets, the deferred tax assets are partially offset by a valuation allowance. The Company believes that it is more likely than not that the remaining net deferred tax assets will be utilized in future periods.

The following table summarizes carryforwards of net operating losses and tax credits as of December 31, 2008.

(in thousands)	Amount	Expiration
Federal net operating losses	$92,457	2023 to 2028
State net operating losses	187,578	2018 to 2028
Orphan drug credits	16,733	2025 to 2028
Research and development credits	8,565	2010 to 2027

On January 1, 2007, the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48). FIN 48 clarifies the criteria for recognizing tax benefits related to uncertain tax positions under SFAS No. 109, Accounting for Income Taxes, and requires additional financial statement disclosure. FIN 48 requires that the Company recognizes in its consolidated financial statements the impact of a tax position if that position is more likely than not to be sustained upon examination, based on the technical merits of the position. Adoption of FIN 48 had no net impact on the Company’s consolidated results of operations and financial position.

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

The following is a rollforward of our uncertain tax positions for the year ended December 31, 2008:

ViroPharma Incorporated

Notes to the Consolidated Financial Statements (continued)

(in thousands)
Balance at January 1, 2008	$1,133
Additions for tax positions of prior years	76

Balance at December 31, 2008	$1,209

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, in various states and foreign jurisdictions. The Company could be subject to U.S. federal or state income tax examinations by tax authorities for years ended after 2003. The Company’s 2006 federal income tax return and various state returns are currently under examination. The final outcome of these reviews is not yet determinable. During the periods open to examination, the Company has utilized net operating loss and tax credit carry forwards that have attributes from closed periods. Since these NOLs and credit carry forwards were utilized in the open periods, they remain subject to examination.

The Company’s policy is to record interest and penalties on uncertain tax positions as income tax expense.

Note 14. Earnings per share

	For the years ended December 31,
(in thousands, except per share data)	2008	2007	2006
Basic Earnings Per Share
Net income	$67,617	$95,353	$66,666
Common stock outstanding	71,391	69,827	68,990

Basic net income per share	$0.95	$1.37	$0.97

Diluted Earnings Per Share
Net income	$67,617	$95,353	$66,666
Add interest expense on senior convertible notes	3,561	2,735	—

Diluted net income	71,178	98,088	66,666

Common stock outstanding	71,391	69,827	68,990
Add shares on senior convertible notes	13,248	10,200	—
Add “in-the-money” stock options	1,073	864	1,348

Common stock assuming conversion and stock option exercises	85,712	80,891	70,338

Diluted net income per share	$0.83	$1.21	$0.95

For the year ended December 31, 2008, diluted net income per share of $0.83 excludes approximately 4.4 million potentially dilutive common shares related to stock options that were not “in-the-money” as of December 31, 2008. For the year ended December 31, 2007, diluted net income per share of $1.21 excludes approximately 4.1 million potentially dilutive common shares related to stock options that were not “in-the-money” as of December 31, 2007. For the year ended December 31, 2006, diluted net income per share of $0.95 excludes approximately 2.6 million shares related to stock options that were not “in-the-money” as of December 31, 2006.

Note 15. Fair Value Measurement

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, (SFAS 157), which is effective for fiscal years beginning after November 15, 2007 and for interim periods within those years. This statement defines fair value, establishes a framework for measuring fair value and expands the related disclosure requirements. This statement applies

ViroPharma Incorporated

Notes to the Consolidated Financial Statements (continued)

under other accounting pronouncements that require or permit fair value measurements. The statement indicates, among other things, that a fair value measurement assumes that the transaction to sell an asset or transfer a liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability. SFAS 157 defines fair value based upon an exit price model.

Relative to SFAS 157, the FASB issued FASB Staff Positions (FSP) 157-1 and 157-2. FSP 157-1 amends SFAS 157 to exclude SFAS No. 13, Accounting for Leases, (SFAS 13) and its related interpretive accounting pronouncements that address leasing transactions, while FSP 157-2 delays the effective date of the application of SFAS 157 to fiscal years beginning after November 15, 2008 for all nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis.

In October 2008, the FASB issued FSP FAS No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active. The FSP clarifies the application of SFAS 157, when the market for a financial asset is not active. The FSP was effective upon issuance, including reporting for prior periods for which financial statements have not been issued. The adoption of the FSP for reporting as of September 30, 2008 did not have a material impact on the Company’s consolidated financial statements.

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

The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of December 31, 2008:

		Fair Value Measurements at December 31, 2008
(in millions of dollars)	Total Carrying Value at December 31, 2008	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Cash and cash equivalents	$275,839	$275,839	$—	$—

Total	$275,839	$275,839	$—	$—

Valuation Techniques - Cash and cash equivalents are measured at fair value using quoted market prices and are classified within Level 1 of the valuation hierarchy. There were no changes in valuation techniques during the year ended December 31, 2008.

Note 16. 401(k) Employee Savings Plan

The Company’s 401(k) Employee Savings Plan (the “401(k) Plan”) is available to all employees meeting certain eligibility criteria. The 401(k) Plan permits participants to contribute up to 92% of their compensation not to exceed the limits established by the Internal Revenue Code. Participants are always fully vested in their contributions. The Company matches of 25% on the first 6% of participating employee contributions. The Company contributed approximately $214,000, $114,000 and $81,000 to the 401(k) Plan in each of the years ended December 31, 2008, 2007 and 2006, respectively. The Company’s contributions are made in cash. The Company’s common stock is not an investment option available to participants in the 401(k) Plan.

Note 17. Commitments and Contingencies

The Company has commitments of approximately $89.6 million at December 31, 2008 in connection with several long-term supply contracts related to Cinryze.

ViroPharma Incorporated

Notes to the Consolidated Financial Statements (continued)

In March 2008, the Company entered into a lease, comprising 78,264 square feet of office and related space, for the Company’s new headquarters located in Exton, Pennsylvania. The lease expires seven years and six months from the point in which the Company began to occupy the space, which occurred in October 2008. In connection with the new lease, the Company also received a leasehold improvement allowance of $2.3 million, which will be amortized over the term of the lease.

In May 2008, the Company entered into a lease in Maidenhead, United Kingdom, comprising 8,000 square feet of office space, for our European operations. The lease expires in May 2018.

The Company’s future minimum lease payments under the Company’s other operating leases related to buildings and equipment for years subsequent to December 31, 2008 are as follows (in thousands):

Year ending December 31,	Commitments
2009	$1,313
2010	1,645
2011	1,764
2012	1,802
2013	1,845
Thereafter	6,457

Total minimum payments	$14,826

Rent expense for the years ended December 31, 2008, 2007, and 2006 aggregated $1.4 million, $53,000 and $0.7 million, respectively.

The Company has a severance plan for certain employees and change of control agreements for executive officers and certain other employees. Under its severance plan, certain employees may be provided separation benefits from the Company if they are involuntarily separated from employment. Under the Company’s change of control agreements, certain employees are provided separation benefits if they are either terminated or resign for good reason from the Company within 12 months from a change of control.

Note 18. Supplemental Cash Flow Information

	Year ended December 31,
(in thousands)	2008	2007
Supplemental disclosure of non-cash transactions:
Unrealized gains (losses) on available for sale securities	$550	$607
Liability classified share-based compensation benefit	6	(41)
Employee share based compensation expense	8,932	7,641
Deferred tax benefit on convertible note hedge	—	2,627
Reversal of accrued deferred finance costs	151	—
Establishment of landlord allowance	2,063	—
Non-cash lease activity	573	—

Supplemental disclosure of cash flow information:
Cash paid for interest	$5,000	$2,444
Cash paid for taxes	10,348	24,951
Cash received for stock option exercises	360	525
Cash received for employee stock plan purchases	188	187

Note 19. Subsequent Events (unaudited)

During the first quarter of 2009, the market capitalization of ViroPharma fell below the carrying value of ViroPharma’s net assets due to the announcements surrounding our maribavir development program. In accordance with SFAS 142, this situation would require us to test for impairment of our goodwill and other intangible assets. This analysis will be conducted in the first quarter of 2009 and depending on our stock price and fair market value of our assets could lead to an impairment charge at that time.

ViroPharma Incorporated

Notes to the Consolidated Financial Statements (continued)

Note 20. Quarterly Financial Information (unaudited)

This table summarizes the unaudited consolidated financial results of operations for the quarters ended (amounts in thousands except per share data):

	March 31,	June 30,	September 30,	December 31, (2) (3)
2008 Quarter Ended
Net product sales	$50,937	$65,437	$65,913	$50,020
Total revenues	50,937	65,437	65,913	$50,020
Cost of sales (excluding amortization of product rights)	1,918	2,386	2,460	2,110
Operating expenses	29,502	33,334	30,618	51,324
Other income (expense)	4,892	2,617	1,639	(704)
Income tax expense (benefit)	6,959	8,264	7,399	(3,141)
Net income (loss)	17,450	24,070	27,075	(977)
Basic net income (loss) per share(1)	$0.25	$0.34	$0.39	$(0.01)
Diluted net income (loss) per share(1)	$0.22	$0.30	$0.33	$(0.01)

2007 Quarter Ended
Net product sales	$49,029	$56,101	$50,944	$47,696
Total revenues	49,029	56,101	50,944	$47,696
Cost of sales (excluding amortization of product rights)	2,230	2,641	2,029	2,034
Operating expenses	13,878	17,576	20,971	26,615
Other income (expense)	3,488	5,054	5,543	5,785
Income tax expense	14,351	9,302	12,199	4,461
Net income	22,058	31,636	21,288	20,371
Basic net income per share(1)	$0.32	$0.45	$0.30	$0.29
Diluted net income per share(1)	$0.31	$0.39	$0.26	$0.25

(1)	Net income per share amounts will not agree to the per share amounts for the full year due to the use of weighted average shares for each period.
(2)	Fourth quarter 2008 results include expenses for Cinryze, which was acquired in October in our acquisition of Lev
(3)	Fouth quarter 2008 includes a one time impairment charge related to our previous Corporate headquarters which is currently held for sale.