Form 10-Q
period 2009-03-31
VIROPHARMA INC
filed 2009-05-04
CIK 946840

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 0-21699

VIROPHARMA INCORPORATED

(Exact Name of Registrant as Specified in its Charter)

Delaware	23-2789550
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

730 Stockton Drive

Exton, Pennsylvania 19341

(Address of Principal Executive Offices and Zip Code)

610-458-7300

(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer  ☒    Accelerated Filer  ☐    Non-accelerated filer  ☐    Smaller Reporting Company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Number of shares outstanding of the issuer’s Common Stock, par value $.002 per share, as of April 28, 2009: 77,406,908 shares.

VIROPHARMA INCORPORATED

ViroPharma Incorporated

Condensed Consolidated Balance Sheet

(unaudited)

(in thousands, except share and per share data)	March 31, 2009	December 31, 2008
Assets
Current assets:
Cash and cash equivalents	$245,207	$275,839
Accounts receivable, net	27,402	15,058
Inventory	30,582	27,168
Prepaid expenses and other current assets	4,647	5,120
Income taxes receivable	7,171	6,867
Property and building held for sale	6,734	6,734
Deferred income taxes	16,907	24,094

Total current assets	338,650	360,880
Intangible assets, net	635,423	639,693
Property, equipment and building improvements, net	7,211	6,853
Goodwill	—	65,099
Debt issue costs, net	3,075	3,892
Other assets	9,489	9,712

Total assets	$993,848	$1,086,129

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,490	$5,719
Due to partners	795	1,279
Accrued expenses and other current liabilities	31,508	35,587
Income tax payable	2,328	882

Total current liabilities	38,121	43,467
Non-current income tax payable and other non-current liabilities	2,849	4,071
Deferred tax liability	126,284	128,254
Long-term debt	133,672	161,003

Total liabilities	300,926	336,795

Commitments and Contingencies

Stockholders’ equity:
Preferred stock, par value $0.001 per share. 5,000,000 shares authorized; Series A convertible participating preferred stock; no shares issued and outstanding	—	—
Series A junior participating preferred stock, par value $0.001 per share. 200,000 shares designated; no shares issued and outstanding	—	—
Common stock, par value $0.002 per share. 175,000,000 shares authorized; issued and outstanding 77,407,961 shares at March 31, 2009 and 77,397,621 shares at December 31, 2008	156	156
Additional paid-in capital	693,120	690,502
Accumulated other comprehensive loss	(470)	(655)
Retained earnings	116	59,331

Total stockholders’ equity	692,922	749,334

Total liabilities and stockholders’ equity	$993,848	$1,086,129

See accompanying notes to unaudited consolidated financial statements.

ViroPharma Incorporated

Consolidated Statements of Operations

(unaudited)

	Three months ended March 31,
(in thousands, except per share data)	2009	2008
Revenues:
Net product sales	$60,190	$50,937

Total revenues	60,190	50,937

Costs and Expenses:
Cost of sales (excluding amortization of product rights)	3,929	1,918
Research and development	19,798	14,968
Selling, general and administrative	24,264	12,846
Intangible amortization	7,257	1,688
Goodwill impairment	65,099	—

Total costs and expenses	120,347	31,420

Operating (loss) income	(60,157)	19,517

Other Income (Expense):
Interest income	144	6,311
Interest expense	(3,309)	(3,127)
Gain on long-term debt repurchase	9,079	—

(Loss) income before income tax expense	(54,243)	22,701

Income tax expense	4,972	6,315

Net (loss) income	$(59,215)	$16,386

Net (loss) income per share:
Basic	$(0.77)	$0.23
Diluted	$(0.77)	$0.22

Shares used in computing net income per share:
Basic	77,405	69,926
Diluted	77,405	84,272

See accompanying notes to unaudited consolidated financial statements.

ViroPharma Incorporated

Consolidated Statements of Stockholders’ Equity

(unaudited)

	Preferred Stock		Common Stock		Additional paid-in capital	Accumulated other comprehensive loss	Retained Earnings	Total stockholders’ equity
(in thousands)	Number of shares	Amount	Number of shares	Amount
Balance, December 31, 2008, as adjusted for the adoption of FSP APB 14-1, see note 2	—	$—	77,398	$156	$690,502	$(655)	$59,331	$749,334
Exercise of common stock options	—	—	10	—	12	—	—	12
Share-based compensation	—	—	—	—	4,296	—	—	4,296
Cumulative translation adjustment	—	—	—	—	—	185	—	185
Termination of call spread options, net	—	—	—	—	274	—	—	274
Repurchase conversion options on long-term debt	—	—	—	—	(1,964)	—	—	(1,964)
Net income	—	—	—	—	—	—	(59,215)	(59,215)

Balance, March 31, 2009	—	$—	77,408	$156	$693,120	$(470)	$116	$692,922

See accompanying notes to unaudited consolidated financial statements.

ViroPharma Incorporated

Consolidated Statements of Cash Flows

(unaudited)

	Three months ended March 31,
(in thousands)	2009	2008
Cash flows from operating activities:
Net (loss) income	$(59,215)	$16,386
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Non-cash share-based compensation expense	4,296	2,073
Non-cash interest expense	2,059	1,897
Gain on long-term debt repurchase	(9,079)	—
Non-cash goodwill impairment	65,099	—
Deferred tax provision	3,700	4,227
Depreciation and amortization expense	7,637	2,006
Changes in assets and liabilities:
Accounts receivable	(12,344)	(5,006)
Inventory	(3,414)	(469)
Interest receivable	—	1,721
Prepaid expenses and other current assets	473	924
Income taxes receivable/payable	1,142	(4,384)
Other assets	223	(136)
Due to partners	(484)	—
Accounts payable	(2,229)	21
Accrued expenses and other current liabilities	(7,061)	(4,837)

Net cash (used in) provided by operating activities	(9,197)	14,423

Cash flows from investing activities:
Purchase of property, plant and equipment	(757)	(1,091)
Maturities of short-term investments	—	131,138

Net cash (used in) provided by investing activities	(757)	130,047

Cash flows from financing activities:
Long-term debt repurchase	(21,150)	—
Termination of call spread options, net	274	—
Net proceeds from issuance of common stock	13	127

Net cash (used in) provided by financing activities	(20,863)	127

Effect of exchange rate changes on cash	185	(77)

Net (decrease) increase in cash and cash equivalents	(30,632)	144,520

Cash and cash equivalents at beginning of period	275,839	179,691

Cash and cash equivalents at end of period	$245,207	324,211

See accompanying notes to unaudited consolidated financial statements.

Note 1. Organization and Business Activities

ViroPharma Incorporated and subsidiaries (“ViroPharma” or the “Company”) is a global biopharmaceutical company dedicated to the development and commercialization of products that address serious diseases, with a focus on products used by physician specialists or in hospital settings. The Company intends to grow through sales of its marketed products, CinryzeTM and Vancocin, through continued development of its product pipeline and through potential acquisition or licensing of products or acquisition of companies. ViroPharma has two marketed products, and three development programs.

We market and sell Cinryze, which has been approved by the FDA for the prophylactic treatment of hereditary angioedema (HAE). Cinryze is a C1 inhibitor therapy for routine prophylaxis against HAE, also known as C1 inhibitor deficiency, a rare, severely debilitating, life-threatening genetic disorder. Cinryze was obtained in October 2008, when we completed our acquisition of Lev Pharmaceuticals, Inc. (Lev), a biopharmaceutical company focused on developing and commercializing therapeutic products for the treatment of inflammatory diseases. In December 2008, we submitted a supplemental Biologics Application (sBLA) for Cinryze as a treatment for acute attacks of HAE based on a re-analysis and resubmission of data from a pivotal Phase 3 acute treatment study of Cinryze and interim data from an ongoing open label acute study of the drug. In February 2009, the sBLA was granted priority review with a Prescription Drug User Fee Act (PDUFA) date of June 3, 2009. In addition, we are currently evaluating the feasibility of additional indications or other formulations for Cinryze.

The Company also markets and sells Vancocin HCl capsules, the oral capsule formulation of vancomycin hydrochloride, in the U.S. and its territories. Vancocin is a potent antibiotic approved by the U.S. Food and Drug Administration, or FDA, to treat antibiotic-associated pseudomembranous colitis caused by Clostridium difficile infection (CDI), or C. difficile, and enterocolitis caused by Staphylococcus aureus, including methicillin-resistant strains.

ViroPharma is developing two product candidates, maribavir for the prevention and treatment of cytomegalovirus, or CMV disease; and non-toxigenic strains of C. difficile (NTCD) for the treatment and prevention of CDI. On February 9, 2009, we announced that our Phase 3 trial evaluating maribavir used as prophylaxis in allogeneic stem cell, or bone marrow, transplant (SCT) patients did not achieve its primary endpoint. In the primary analysis, there was no statistically significant difference between maribavir and placebo in reducing the rate of CMV disease. Additionally, on February 13, 2009, we announced that enrollment in our Phase 3 trial evaluating maribavir in liver transplant patients was discontinued and that all patients on study drug were moved to current standard of care. We are evaluating our maribavir program in light of the Phase 3 clinical trial results and we discontinued dosing any patients with maribavir in any clinical trials.

Basis of Presentation

The consolidated financial information at March 31, 2009 and for the three months ended March 31, 2009 and 2008, is unaudited but includes all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary to state fairly the consolidated financial information set forth therein in accordance with accounting principles generally accepted in the United States of America. The interim results are not necessarily indicative of results to be expected for the full fiscal year. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2008 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission.

Adoption of Standards

In May 2008, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) No. APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (FSP APB 14-1). FSP APB 14-1 requires the issuer of convertible debt instruments with cash settlement features to separately account for the liability and equity components of the instrument. The debt is recognized at the present value of its cash flows discounted using the issuer’s nonconvertible debt borrowing rate. The equity component is recognized as the difference between the proceeds from the issuance of the note and the fair value of the liability. FSP APB 14-1also requires an accretion of the resultant debt discount over the expected life of the debt. The transition guidance requires retrospective application to all periods presented, and does not grandfather existing instruments. The Company adopted FSP APB 14-1 on January 1, 2009 and retrospectively applied this change in accounting to all prior periods presented for which we had applicable outstanding convertible debt, as required by this new standard which is discussed further in Note 2.

In December 2007, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 141R, Business Combinations (SFAS 141R), which will significantly change the accounting for business combinations. SFAS 141R is effective for fiscal years beginning after December 15, 2008. The Company adopted SFAS 141R on January 1, 2009 and will apply the guidance of the Statement to business combinations completed after January 1, 2009 and to any tax adjustments of previous acquisitions.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements – An Amendment of ARB No. 51 (SFAS 160), which establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The Company adopted SFAS 160 on January 1, 2009 with no impact on operating results or financial position.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133 (SFAS 161), which changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133,Accounting for Derivative Instruments and Hedging Activities (SFAS 133) and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. The Company adopted SFAS 161 on January 1, 2009 and such disclosures are included herein.

In November 2007, the FASB issued Emerging Issues Task Force (EITF) No.07-1 Accounting for Collaborative Arrangements Related to the Development and Commercialization of Intellectual Property (EITF 07-1) which is focused on how the parties to a collaborative agreement should disclose costs incurred and revenue generated on sales to third parties, how sharing payments pursuant to a collaboration agreement should be presented in the income statement and certain related disclosure questions. The Company adopted EITF 07-1 January 1, 2009 with no impact on operating results or financial position. As previously disclosed in our 10k, the company has a collaborative agreement with Wyeth Pharmaceuticals for research and development activities. Primarily all activities under this agreement ended during 2008. The expenses for these activities in both periods presented were recorded against research and development expense.

In June 2008, the FASB issued FSP EITF No. 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (FSP EITP 03-6-1). Under the FSP EITF 03-6-1, unvested share-based payment awards that contain rights to receive nonforfeitable dividends (whether paid or unpaid) are participating securities, and should be included in the two-class method of computing EPS. This Company adopted this FSP EITF 03-6-1 on January 1, 2009. The Company does not have share-based payment awards that contain rights to nonforfeitable dividends, thus this FSP EITF 03-6-1 does not impact the Company’s consolidated financial statements.

In June 2008, the FASB ratified EITF Issue No. 07-5, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock (EITF 07-5). EITF 07-5 provides that an entity should use a two step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument’s contingent exercise and settlement provisions. The Company adopted EITF 07-5 on January 1, 2009 with no impact on operating results or financial position.

Reclassification

Certain prior year amounts have been reclassified to conform to the current year presentation.

Note 2. Accounting Changes Adopted - FASB Staff Position (FSP) No. APB 14-1

The Company adopted FSP APB 14-1 as of January 1, 2009 and retrospectively applied this change in accounting to all prior periods presented for which we had applicable outstanding convertible debt, as required by this new standard. In accordance with Statement of Financial Accounting Standards No. 154, Accounting Changes and Error Correction, all prior periods presented herein have been adjusted to apply the new method retrospectively. Under this new method of accounting, the debt and equity components of our convertible debt securities are bifurcated and accounted for separately based on the value and related interest rate of a non-convertible debt security with the same terms. The fair value of a non-convertible debt instrument at the original issuance date was determined to be $148.1 million. The equity (conversion options) component of our convertible debt securities is included in Additional paid-in capital on our Consolidated Balance Sheet and, accordingly, the initial carrying value of the debt securities was reduced by $101.9 million. Our net income for financial reporting purposes was reduced by recognizing the accretion of the reduced carrying values of our convertible debt securities to their face amount of $250.0 million as additional non-cash interest expense. The adoption of FSP APB 14-1 has resulted in a reduction in the carrying value of our convertible debt by approximately $89.0 million as of December 31, 2008. In addition, the adoption of FSP APB 14-1 reduced the our deferred debt issuance costs as we were required to allocate the amount related to the conversion option to equity.

Due to the retrospective adoption of FSP APB 14-1, we had to adjust our previously recognized deferred tax assets related to our convertible debt. The bifurcation of the convertible notes caused us to establish a deferred tax liability at issuance.

This change in prior period deferred tax assets impacted the deferred tax assets ultimately available to be recognized in the purchase accounting for our acquisition of Lev in October 2008. Accordingly the goodwill resulting from the transaction increased $35.2 million to $65.1 million in our adjusted December 31, 2008 balance sheet.

Condensed Consolidated Balance Sheet

(unaudited)

(in thousands, except share and per share data)	Revised December 31, 2008	Reported December 31, 2008
Assets
Current assets:
Deferred income taxes	$24,094	$24,094

Total current assets	360,880	360,880
Goodwill	65,099	29,936
Debt issue costs, net	3,892	6,610

Total assets	$1,086,129	$1,053,684

Liabilities and Stockholders’ Equity
Current liabilities:
Accrued expenses and other current liabilities	$35,587	$35,650

Total current liabilities	43,467	43,467
Deferred tax liability	128,254	95,121
Long-term debt	161,003	250,000

Total liabilities	336,795	392,660

Commitments and Contingencies

Additional paid-in capital	690,502	595,287
Retained earnings	59,331	66,236

Total stockholders’ equity	749,334	661,024

Total liabilities and stockholders’ equity	$1,086,129	$1,053,684

Consolidated Statements of Operations

(unaudited)

(in thousands, except per share data)	Three Months Ending March 31,
	Revised 2008	Reported 2008
Operating income	$19,517	$19,517

Other Income (Expense):
Interest income	6,311	6,311
Interest expense	(3,127)	(1,419)

Income before income tax expense	22,701	24,409

Income tax expense	6,315	6,959

Net income	$16,386	$17,450

Net income per share:
Basic	$0.23	$0.25
Diluted	$0.22	$0.22

Shares used in computing net income per share:
Basic	69,926	69,926
Diluted	84,272	84,272

Note 3. Inventory

Inventory is related to Cinryze and Vancocin and is stated at the lower of cost or market using the first-in first-out method. The following represents the components of the inventory at March 31, 2009 and December 31, 2008:

(in thousands)	March 31, 2009	December 31, 2008
Raw Materials	$13,909	$11,861
Work In Process	11,142	10,802
Finished Goods	5,531	4,505

Total	$30,582	$27,168

Note 4. Intangible Assets

The following represents the balance of the intangible assets at March 31, 2009:

(in thousands)	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
Cinryze Product rights	$521,000	$9,244	$511,756
Vancocin Intangibles	150,087	26,420	123,667

Total	$671,087	$35,664	$635,423

The following represents the balance of the intangible assets at December 31, 2008:

(in thousands)	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
Cinryze Product rights	$521,000	$4,034	$516,966
Vancocin Intangibles	147,099	24,372	122,727

Total	$668,099	$28,406	$639,693

In March 2006, the Company learned that the FDA’s Office of Generic Drugs (OGD) had changed its approach regarding the conditions that must be met in order for a generic drug applicant to request a waiver of in-vivo bioequivalence testing for copies of Vancocin. Since this change in approach is, in accordance with SFAS No. 144 Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144), a triggering event and potentially impacts the recoverability or useful life of the Vancocin-related intangible assets, the Company assessed the Vancocin-related intangible assets for potential impairment or change in useful life. While the Company is opposing this attempt by the OGD, the outcome cannot be reasonably determined and the impact of this change on market share and net sales is uncertain. However, the Company determined that no impairment charge was appropriate at that time as management believes the undiscounted cash flows, which consider some level of generic impact, will be sufficient to recover the carrying value of the asset and there has been no change to fair value.

In December 2008, FDA changed OGD’s 2006 bioequivalence recommendation by issuing draft guidance for establishing bioequivalence to Vancocin which would require generic products that have the same inactive ingredients in the same quantities as Vancocin (“Q1 and Q2 the same”) to demonstrate bioequivalence through comparative dissolution testing. Under this latest proposed method, any generic product that is not Q1 and Q2 the same as Vancocin would need to conduct an in-vivo study with clinical endpoints to demonstrate bioequivalence with Vancocin. The comment period for this proposed change expired on March 19, 2009 and no additional information has been released by the FDA. We are opposing both the substance of the FDA’s bioequivalence method and the manner in which it was developed. However, if FDA’s proposed bioequivalence method for Vancocin becomes effective, the time period in which a generic competitor may enter the market would be reduced and multiple generics may enter the market, which would materially impact our operating results, cash flows and possibly intangible asset valuations. This could also result in a reduction to the useful life of the Vancocin-related intangible assets. Management currently believes there are no indicators that would require a change in useful life as management believes that Vancocin will continue to be utilized along with generics that may enter the market.

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

As of March 31, 2009, we have paid an aggregate of $30.1 million to Lilly in additional purchase price consideration, as our net sales of Vancocin surpassed the maximum obligation level of $65 million in 2008, 2007, 2006 and 2005. The $30.1 million paid to Lilly was based upon 35% of $20 million in 2008, 35% of $17 million in 2007, 35% of $19 million in 2006 and 50% of $21 million in 2005. The Company is obligated to pay Lilly additional amounts based on 35% of annual net sales between $45 and $65 million of Vancocin during 2009 through 2011.

Based on net sales in the first quarter of 2009, $3.0 million is due to Lilly on net sales of Vancocin above the net sales levels reflected above.

Note 5. Goodwill Impairment

During the first quarter of 2009 and as of March 31, 2009, the market capitalization of the Company fell below the carrying value of the Company’s net assets due to the release of our results of our Phase 3 clinical trial evaluating maribavir used as prophylaxis in allogeneic stem cell transplant patients and our decision to discontinue dosing in our Phase 3 trial of maribavir in solid organ (liver) transplant patients. In accordance with SFAS 142, the fact that our market capitalization fell below our carrying value would require us to test for impairment of our goodwill and other intangible assets. We conducted this analysis at March 31, 2009 and concluded that our goodwill was impaired due to our market capitalization being below the carrying value of our net assets for an extended period of time. We incurred a $65.1 million charge in the first quarter related to this goodwill impairment.

Note 6. Property, Equipment and Building Improvements

At March 31, 2009 and December 31, 2008, we had $6.7 million of Property and Building classified as “held for sale” in accordance with SFAS 144. During 2008, we incurred a $2.3 million impairment related to our previous corporate headquarters that is classified as held for sale.

In March 2008, we entered into a lease for a new corporate headquarters located in Exton, Pennsylvania. Additionally, in May 2008, we entered into a lease for office space in Maidenhead, UK for our European operations. Refer to Note 14 to the Unaudited Consolidated Financial Statements for discussion of these leases.

The useful life for the major categories of property and equipment are 30 years for the building, 3 to 5 years for computers and equipment and 15 years for building improvements.

Note 7. Long-Term Debt

Long-term debt as of March 31, 2009 and December 31, 2008 is summarized in the following table:

(in thousands)	March 31, 2009	Adjusted December 31, 2008
Senior convertible notes	$133,672	$161,003

less: current portion	—	—

Total debt principal	$133,672	$161,003

On March 26, 2007, the Company issued $250.0 million of 2% senior convertible notes due March 2017 (the “senior convertible notes”) in a public offering. The $250.0 million includes an issuance pursuant to the underwriters’ exercise of an overallotment in the amount of $25.0 million that was closed concurrently on March 26, 2007. Net proceeds from the issuance of the senior convertible notes were $241.8 million. The senior convertible notes are unsecured unsubordinated obligations and rank equally with any other unsecured and unsubordinated indebtedness. The senior convertible notes bear interest at a rate of 2% per annum, payable semi-annually in arrears on March 15 and September 15 of each year commencing on September 15, 2007.

The Company adopted FSP APB 14-1 as of January 1, 2009 and retrospectively applied this change in accounting to all prior periods presented for which we had outstanding convertible debt, as required by this new standard. Under this new method of accounting, the debt and equity components of our convertible debt securities are bifurcated and accounted for separately. Under this new method of accounting, the convertible debt securities will recognize interest expense at effective rates of 8.0% as they are accreted to par value. See Note 2 for further explanation.

On March 24, 2009 the Company repurchased, in a privately negotiated transaction, $45.0 million in principal amount of the Company’s senior convertible notes due March 2017 for total consideration of approximately $21.2 million. The repurchase represented 18% of our then outstanding debt and was executed at a price equal to 47% of par value. Following these repurchases, senior convertible notes representing $205.0 million of principal debt are outstanding with a carrying value of $133.7 million as of March 31, 2009. The senior convertible note repurchase will reduce the company’s cash and non-cash interest expense for the balance of fiscal 2009 by approximately $0.7 million and $1.2 million respectively. Additionally, in negotiated transactions, the Company sold approximately 2.38 million call options for approximately $1.8 million and repurchased approximately 2.38 million warrants for approximately $1.5 million which terminated the call options and warrants that were previously entered into by the Company in March 2007. The Company recognized a $9.1 million gain in the first quarter of 2009 as a result of this debt extinguishment. For tax purposes, the gain qualifies for deferral until 2014 in accordance with the provisions of the American Recovery and Reinvestment Act.

As of March 31, 2009, the Company has accrued $0.2 million in interest payable to holders of the senior convertible notes. Debt issuance costs of $4.8 million have been capitalized and are being amortized over the term of the senior convertible notes, with the balance to be amortized as of March 31, 2009 being $3.1 million.

The senior convertible notes are convertible into shares of the Company’s common stock at an initial conversion price of $18.87 per share. The senior convertible notes may only be converted: (i) anytime after December 15, 2016; (ii) during the five business-day period after any five consecutive trading day period (the “measurement period”) in which the price per note for each trading day of that measurement period was less than 98% of the product of the last reported sale price of our common stock and the conversion rate on each such day; (iii) during any calendar quarter (and only during such quarter) after the calendar quarter ending June 30, 2007, if the last reported sale price of our common stock for 20 or more trading days in a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter exceeds 130% of the applicable conversion price in effect on the last trading day of the immediately preceding calendar quarter; or (iv) upon the occurrence of specified corporate events. Upon conversion, holders of the senior convertible notes will receive shares of common stock, subject to ViroPharma’s option to irrevocably elect to settle all future conversions in cash up to the principal amount of the senior convertible notes, and shares for any excess. We can irrevocably elect this option at any time on or prior to the 35th scheduled trading day prior to the maturity date of the senior convertible notes. The senior convertible notes may be required to be repaid on the occurrence of certain fundamental changes, as defined in the senior convertible notes. As of March 31, 2009, the fair value of the principal of the $205.0 million convertible senior notes outstanding was approximately $99.9 million, based on the level 2 valuation hierarchy under SFAS No. 157 Fair Value Measurements (SFAS 157).

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

The call options allowed ViroPharma to receive up to approximately 13.25 million shares of its common stock at $18.87 per share from the call option holders, equal to the number of shares of common stock that ViroPharma would issue to the holders of the senior convertible notes upon conversion. These call options will terminate upon the earlier of the maturity dates of the related senior convertible notes or the first day all of the related senior convertible notes are no longer outstanding due to conversion or otherwise. Concurrently, the Company sold warrants to the warrant holders to receive shares of its common stock at an exercise price of $24.92 per share. These warrants expire ratably over a 60-day trading period beginning on June 13, 2017 and will be net-share settled.

The purchased call options are expected to reduce the potential dilution upon conversion of the senior convertible notes in the event that the market value per share of ViroPharma common stock at the time of exercise is greater than $18.87, which corresponds to the initial conversion price of the senior convertible notes, but less than $24.92 (the warrant exercise price). The warrant exercise price is 75.0% higher than the price per share of $14.24 of the Company’s stock on the pricing date. If the market price per share of ViroPharma common stock at the time of conversion of any senior convertible notes is above the strike price of the purchased call options ($18.87), the purchased call options will entitle the Company to receive from the counterparties in the aggregate the same number of shares of our common stock as the Company would be required to issue to the holder of the converted senior convertible notes. Additionally, if the market price of ViroPharma common stock at the time of exercise of the sold warrants exceeds the strike price of the sold warrants ($24.92), the Company will owe the counterparties an aggregate of approximately 13.25 million shares of ViroPharma common stock. If we have insufficient shares of common stock available for settlement of the warrants, we may issue shares of a newly created series of preferred stock in lieu of our obligation to deliver common stock. Any such preferred stock would be convertible into 10% more shares of our common stock than the amount of common stock we would otherwise have been obligated to deliver under the warrants. The Company is now entitled to receive approximately 10.87 million shares of its common stock at $18.87 from the call option holders and if the market price of ViroPharma common stock at the time of exercise of the sold warrants exceeds the strike price of the sold warrants ($24.92), will owe the counterparties an aggregate of approximately 10.87 million shares of ViroPharma common stock.

The purchased call options and sold warrants are separate transactions entered into by the Company with the counterparties, are not part of the terms of the senior convertible notes, and will not affect the holders’ rights under the senior convertible notes. Holders of the senior convertible notes will not have any rights with respect to the purchased call options or the sold warrants. The purchased call options and sold warrants meet the definition of derivatives under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. These instruments have been determined to be indexed to the Company’s own stock (in accordance with the guidance of EITF Issue No. 01-6, The Meaning of Indexed to a Company’s Own Stock) and have been recorded in stockholders’ equity in the Company’s Consolidated Balance Sheet (as determined under EITF Issue No. 07-5, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock). As long as the instruments are classified in stockholders’ equity they are not subject to the mark to market provisions of SFAS No. 133.

Note 8. Share-based Compensation

In accordance with Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (SFAS 123R), the Company recorded share-based compensation expense as follows:

(in thousands)	Three months ended March 31,
	2009	2008
Research and development	$968	$671
Selling, general and administrative	3,328	1,402

Total	$4,296	$2,073

Our first quarter 2009 SFAS 123R expense increased $2.2 million as compared to the same period in the prior year due to increased headcount.

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

The following table lists the balances available by Plan at March 31, 2009:

	1995 Plan	2001 Plan	2005 Plan	Combined
Number of shares authorized	4,500,000	500,000	7,850,000	12,850,000
Number of options granted since inception	(6,997,515)	(1,255,472)	(4,774,695)	(13,027,682)
Number of options cancelled since inception	2,973,908	783,681	309,678	4,067,267
Number of shares expired	(476,393)	—	—	(476,393)

Number of shares available for grant	—	28,209	3,384,983	3,413,192

The Company issued stock options in the first three-months of 2009. The weighted average fair value of each option grant was estimated at $8.59 per share using the Black-Scholes option-pricing model using the following assumptions:

Expected dividend yield	-
Range of risk free interest rate	1.55% - 1.99%
Weighted-average volatility	76.36%
Range of volatility	73.80% - 79.92%
Range of expected option life (in years)	5.50 – 6.25

The Company has 7,148,856 option grants outstanding at March 31, 2009 with exercise prices ranging from $0.99 per share to $38.70 per share and a weighted average remaining contractual life of 7.09 years. The following table lists the outstanding and exercisable option grants as of March 31, 2009:

	Number of options	Weighted average exercise price	Weighted average remaining contractual term (years)	Aggregate intrinsic value (in thousands)
Outstanding	7,148.856	$11.16	7.09	$3,649
Exercisable	3,627,143	$10.46	5.37	$3,636

As of March 31, 2009, there was $25.6 million of total unrecognized compensation cost related to unvested share-based payments (including share options) granted under the Plans. That cost is expected to be recognized over a weighted-average period of 2.79 years.

Employee Stock Purchase Plan

The Company has an employee stock purchase plan. Under this plan, no shares were sold to employees during the first three months of 2009. During the year ended December 31, 2008, 24,478 shares were sold to employees. As of March 31, 2009 there are approximately 249,794 shares available for issuance under this plan.

Under this plan, there are two plan periods: January 1 through June 30 (“Plan Period One”) and July 1 through December 31 (“Plan Period Two”). For Plan Period One in 2009, the fair value of approximately $124,700 was estimated using the Type B model provided by SFAS 123R, with a risk free interest rate of 0.28%, volatility of 76.1% and an expected option life of 0.5 years. This fair value is being amortized over the six month period ending June 30, 2009.

Note 9. Income Tax Expense

Our income tax expense was $5.0 million and $6.3 million for the quarters ended March 31, 2009 and 2008, respectively. Our income tax expense includes federal, state and foreign income taxes at statutory rates and the effects of various permanent differences. The income tax expense in the first quarter of 2009 reflects the full impact of our gain on the repurchase of a portion of our convertible notes. In addition, our full year tax expense will include the effect of our current estimate of the impact of the orphan drug credit for maribavir. The decrease in the 2009 expense as compared to 2008 is primarily due to a slight decrease in taxable income from 2008.

During the quarter ended March 31, 2009, we had no material changes to our liability for uncertain tax positions. During April 2009, the IRS finalized their review of the Company’s 2006 federal income return. As a result of this audit, we have agreed to pay approximately $1.2 million. This amount will be paid in the second quarter of 2009 and results in a reduction of our FIN 48 liability. The Company also has various state returns currently under examination. The final outcome of these reviews are not yet determinable.

Note 10. Comprehensive Income

The following table reconciles net (loss) income to comprehensive (loss) income for the three months ended March 31, 2009 and 2008:

(in thousands)	Three months ended March 31,
	2009	2008
Net (loss) income	$(59,215)	$16,386
Other comprehensive:
Unrealized gains on available for sale securities	—	1,295
Currency translation adjustments	185	(77)

Comprehensive (loss) income	$(59,030)	$17,604

The unrealized gains are reported net of federal and state income taxes.

Note 11. Earnings (Loss) per share

(in thousands, except per share data)	Three months ended March 31,
	2009	2008
Basic (Loss) Earnings Per Share
Net (loss) income	$(59,215)	$16,386
Common stock outstanding (weighted average)	77,405	69,926

Basic net (loss) income per share	$(0.77)	$0.23

Diluted (Loss) Earnings Per Share
Net (loss) income	$(59,215)	$16,386
Add interest expense on senior convertible notes, net of income tax	—	1,947

Diluted net (loss) income	$(59,215)	$18,333

Common stock outstanding (weighted average)	77,405	69,926
Add shares from senior convertible notes	—	13,249
Add “in-the-money” stock options	—	1,097

Common stock assuming conversion and stock option exercises	77,405	84,272

Diluted net (loss) income per share	$(0.77)	$0.22

The following common shares that are associated with stock options were excluded from the calculations as their effect would be anti-dilutive:

(in thousands)	Three months ended March 31,
	2009	2008
“Out-of-the-money” stock options	5,201	2,278
Shares from senior convertible notes	10,864	—
“In-the-money” stock options	912	—

Note 12. Fair Value Measurement

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

The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of March 31, 2009:

		Fair Value Measurements at March 31, 2009 Using
(in millions of dollars)	Total Carrying Value at March 31, 2009	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Cash and cash equivalents	$245,207	$245,207	$—	$—

Total	$245,207	$245,207	—	—

Valuation Techniques - Cash and cash equivalents are measured at fair value using quoted market prices and are classified within Level 1 of the valuation hierarchy. There were no changes in valuation techniques during the quarter ended March 31, 2009.

Note 13. Lev Pharmaceuticals, Inc. Acquisition

In October 2008, we acquired all the outstanding common stock of Lev Pharmaceuticals, Inc. (Lev). Lev was a biopharmaceutical company focused on developing and commercializing therapeutic products for the treatment of inflammatory diseases. The terms of the merger agreement provided for the conversion of each share of Lev common stock into upfront consideration of $453.1 million, or $2.75 per Lev share, comprised of $2.25 per share in cash and $0.50 per share in ViroPharma common stock, and contingent consideration (CVR’s) of up to $1.00 per share which may be paid on achievement of certain regulatory and commercial milestones. The first CVR payment of $0.50 per share (or $87.5 million) would become payable when either (i) Cinryze is approved by the FDA for acute treatment of HAE and the FDA grants orphan exclusivity for Cinryze encompassing the acute treatment of HAE to the exclusion of all other human C1 inhibitor products or, (ii) orphan exclusivity for the acute treatment of HAE has not become effective for any third party’s human C1 inhibitor product by October 21, 2010. The second CVR payment of $0.50 per share ($87.5 million) would become payable when Cinryze reaches at least $600.0 million in cumulative net product sales within 10 years of closing of the acquisition.

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

The retrospective adoption of FSP APB 14-1 eliminated the book and tax basis difference and related deferred tax asset which resulted in an adjustment to goodwill of $35.2 million for the recasted December 31, 2008 balance sheet.

The results of Lev’s operations have been included in the consolidated financial statements beginning October 21, 2008.

Note 14. Commitments and Contingencies

In March 2008, the Company entered into a lease, comprising 78,264 square feet of office and related space, for the Company’s new headquarters located in Exton, Pennsylvania. The lease expires seven years and six months from the point in which the Company began to occupy the space, which was in the fourth quarter of 2008. In connection with the new lease, the Company also received a leasehold improvement allowance of $2.3 million.

In May 2008, the Company entered into a lease in Maidenhead, United Kingdom, comprising 8,000 square feet of office space, for our European operations. The lease expires in May 2018.

The Company’s future minimum lease payments under the Company’s operating leases related to buildings and equipment for periods subsequent to March 31, 2009 are as follows (in thousands):

Year ending December 31,	Commitments
2009	$985
2010	1,645
2011	1,764
2012	1,802
2013	1,845
Thereafter	6,457

Total minimum payments	$14,498

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

In addition to the merger consideration paid at closing as described in Note 13, Lev shareholders received the non-transferrable contractual right to two contingent payments (“CVR Payments”) of $0.50 each that could deliver up to an additional $174.6 million, or $1.00 per share in cash, if Cinryze meets certain targets. The first CVR payment of $0.50 per share would become payable when either (i) Cinryze is approved by the FDA for acute treatment of HAE and the FDA grants orphan exclusivity for Cinryze encompassing the acute treatment of HAE to the exclusion of all other human C1 inhibitor products or, (ii) orphan exclusivity for the acute treatment of HAE has not become effective for any third party’s human C1 inhibitor product for two years from the later of the date of closing and the date that orphan exclusivity for Cinryze for the prophylaxis of HAE becomes effective. The second CVR payment of $0.50 per share would become payable when Cinryze reaches at least $600.0 million in cumulative net product sales within 10 years of closing.

Note 15. Supplemental Cash Flow Information

(in thousands)	Three months ended March 31,
	2009	2008
Supplemental disclosure of non-cash transactions:
Employee share-based compensation	$4,296	$2,072
Unrealized gains on available for sale securities	—	1,295
Reversal of accrued deferred finance costs	—	151
Non-cash increase of intangible assets for Vancocin obligation to Lilly	2,987	2,078
Establishment of landlord allowance	(19)	—
Asset retirement obligation, net of accretion	—	962
Non-current liability to current	1,208	—
Debt buy back deferred tax impact	308	—
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$105	$7,178
Cash paid for interest	2,500	2,500
Cash received for stock option exercises	20	127
Cash received for employee stock purchase plan	128	61

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

ViroPharma Incorporated and subsidiaries (“ViroPharma” or the “Company”) is a global biopharmaceutical company dedicated to the development and commercialization of products that address serious diseases, with a focus on products used by physician specialists or in hospital settings. The Company intends to grow through sales of its marketed products, CinryzeTM and Vancocin, through continued development of its product pipeline and through potential acquisition or licensing of products or acquisition of companies. ViroPharma has two marketed products, and three development programs.

We market and sell Cinryze, which has been approved by the FDA for the prophylactic treatment of hereditary angioedema (HAE). Cinryze is a C1 inhibitor therapy for routine prophylaxis against HAE, also known as C1 inhibitor deficiency, a rare, severely debilitating, life-threatening genetic disorder. Cinryze was obtained in October 2008, when we completed our acquisition of Lev Pharmaceuticals, Inc. (Lev), a biopharmaceutical company focused on developing and commercializing therapeutic products for the treatment of inflammatory diseases. In December 2008, we submitted a supplemental Biologics Application (sBLA) for Cinryze as a treatment for acute attacks of HAE based on a re-analysis and resubmission of data from a pivotal Phase 3 acute treatment study of Cinryze and interim data from an ongoing open label acute study of the drug. In February 2009, the sBLA was granted priority review with a Prescription Drug User Fee Act (PDUFA) date of June 3, 2009. In addition, we are currently evaluating the feasibility of additional indications or other formulations for Cinryze.

The Company also markets and sells Vancocin HCl capsules, the oral capsule formulation of vancomycin hydrochloride, in the U.S. and its territories. Vancocin is a potent antibiotic approved by the U.S. Food and Drug Administration, or FDA, to treat antibiotic-associated pseudomembranous colitis caused by Clostridium difficile infection (CDI), or C. difficile, and enterocolitis caused by Staphylococcus aureus, including methicillin-resistant strains.

ViroPharma is developing two new product candidates, maribavir for the prevention and treatment of cytomegalovirus, or CMV disease; and non-toxigenic strains of C. difficile (NTCD) for the treatment and prevention of CDI. On February 9, 2009, we announced that our Phase 3 trial evaluating maribavir used as prophylaxis in allogeneic stem cell, or bone marrow, transplant (SCT) patients did not achieve its primary endpoint. In the primary analysis, there was no statistically significant difference between maribavir and placebo in reducing the rate of CMV disease. Additionally, on February 13, 2009, we announced that enrollment in our Phase 3 trial evaluating maribavir in liver transplant patients was discontinued and that all patients on study drug were moved to current standard of care. We are evaluating our maribavir program in light of the Phase 3 clinical trial results and discontinued dosing any patients with maribavir in any clinical trials.

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

Executive Summary

Since the beginning of 2009, we experienced the following:

Business Activities

Cinryze:

•	Shipped 2,151 doses of Cinryze to patients during the first quarter of 2009; and

•	Granted priority review for Cinryze sBLA for treatment of acute attacks of HAE by the U.S.;

C. difficile infection (CDI):

•	Continued work to optimize manufacturing and scale up of non-toxigenic C. difficile spores; and

•	Vancocin scripts decreased 2.1% in the first quarter of 2009 as compared to the first quarter of 2008;

CMV:

•

Announced on February 9, 2009 that maribavir did not achieve its primary endpoint and also failed to meet its key secondary endpoint in Phase 3 trial evaluating maribavir used as prophylaxis in allogeneic stem cell or bone marrow transplant patients; and

•	Discontinued dosing in Phase 3 trial of maribavir in solid organ (liver) transplant patients;

Financial Results

•	Increased net sales of Vancocin to $53.5 million from $50.9 million in the first quarter of 2008;

•	Recorded net sales of Cinryze of $6.7 million; and

•	Reported net loss of $59.2 million in the first quarter of 2009 primarily associated with a $65.1 million non-cash write-off of goodwill;

Liquidity

•	Repurchased $45.0 million of principal amount of our outstanding senior convertible notes for $21.2 million;

•	Experienced net cash outflows in operations of $9.2 million; and

•	Ended the first quarter of 2009 with working capital of $300.5 million, which includes cash and cash equivalents of $245.2 million.

During the remainder of 2009 and going forward, we expect to face a number of challenges, which include the following:

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

We cannot assure you that generic competitors will not take advantage of the absence of patent protection for Vancocin to attempt to market a competing product. We are not able to predict the time period in which a generic drug may enter the market. On March 17, 2006, we learned that the FDA’s Office of Generic Drugs, Center for Drug Evaluation and Research (OGD) permitted a generic drug applicant to request a waiver of in-vivo bioequivalence testing for copies of Vancocin if the generic applicant could show that its product was rapidly dissolving. In December 2008, FDA changed OGD’s 2006 bioequivalence recommendation by issuing draft guidance for establishing bioequivalence to Vancocin which would require generic products that have the same inactive ingredients in the same quantities as Vancocin (“Q1 and Q2 the same”) to demonstrate bioequivalence through comparative dissolution testing. Under this latest proposed method, any generic product that is not Q1 and Q2 the same as Vancocin would need to conduct an in-vivo study with clinical endpoints to demonstrate bioequivalence with Vancocin. The comment period for this proposed change expired on March 19, 2009 and no additional information has been released by the FDA. We are opposing both the substance of the FDA’s bioequivalence method and the manner in which it was developed. However, if FDA’s proposed bioequivalence method for Vancocin becomes effective, the time period in which a generic competitor may enter the market would be reduced and multiple generics may enter the market, which would materially impact our operating results, cash flows and possibly asset valuations. There can be no assurance that the FDA will agree with the positions stated in our Vancocin related submissions or that our efforts to oppose the OGD’s March 2006 and December 2008 recommendations to determine bioequivalence to Vancocin through in vitro dissolution testing will be successful. We cannot predict the timeframe in which the FDA will make a decision regarding either our citizen petition for Vancocin or the approval of generic versions of Vancocin. If we are unable to change the recommendation set forth by the OGD in March 2006 or December 2008, the threat of generic competition will be high.

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

The outcome of our clinical development programs is subject to considerable uncertainties. We cannot be certain that we will be successful in developing and ultimately commercializing any of our product candidates, that the FDA or other regulatory authorities will not require additional or unanticipated studies or clinical trial outcomes before granting regulatory approval, or that we will be successful in gaining regulatory approval of any of our product candidates in the timeframes that we expect, or at all. For example, on February 9, 2009, we announced that our Phase 3 trial evaluating maribavir used as prophylaxis in allogeneic stem cell, or bone, marrow, transplant patients did not achieve its primary endpoints. In the primary analysis, there was no statistically significant difference between maribavir and placebo in reducing the rate of CMV disease. In addition, the study failed to meet its key secondary endpoints. Maribavir was generally well tolerated in this clinical study. Additionally, in August 2007, we and Wyeth decided to discontinue dosing with HCV-796 in a phase 2 study as a result of potential safety concerns. There can be no assurance that we will conduct additional HCV or CMV studies in the future as the FDA or other regulatory authorities may either prohibit any future studies with HCV-796 or maribavir or alternatively may require additional or unanticipated studies or clinical trial outcomes before granting regulatory approval.

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

Our actual results could differ materially from those results expressed in, or implied by, our expectations and assumption described in this Quarterly Report on Form 10-Q. The risks described in this report, our Form 10-Q for the Quarter ended March 31, 2009 are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. Please also see our discussion of the “Risk Factors” as described in our From 10-K for the year ended December 31, 2008 in Item 1A, which describe other important matters relating our business.

Results of Operations

Three-months ended March 31, 2009 and 2008

(in thousands, except per share data)	For the three months ended March 31,
	2009	2008
Net product sales	$60,190	$50,937

Total revenues	$60,190	$50,937

Cost of sales (excluding amortization of product rights)	$3,929	$1,918

Operating (loss) income	$(60,157)	$19,517

Net (loss) income	$(59,215)	$16,386
Net (loss) income per share:
Basic	$(0.77)	$0.23
Diluted	$(0.77)	$0.22

The $60.2 million in operating loss for the three month period ended 2009 as compared to operating income in 2008 resulted from the impairment of goodwill and increased SG&A costs to support our sales efforts, partially offset by net sales of Vancocin and Cinryze.

Revenues

Revenues consisted of the following:

(in thousands)	For the three months ended March 31,
	2009	2008
Net product sales
Vancocin	$53,535	$50,937
Cinryze	6,655	—

Total revenues	$60,190	$50,937

Revenue—Vancocin and Cinryze product sales

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

We sell Cinryze to specialty pharmacy/ specialty distributors (SP/SD’s) who then distribute to physicians, hospitals and patients, among others. We have recognized revenue related to shipments of Cinryze from the SP/SD’s to patients who have had Cinryze approved by the healthcare providers. Shipments of $1.8 million as of March 31, 2009 to SP/SD’s are classified as deferred revenue on our consolidated financial statements as this inventory is currently held by SP/SD’s.

During the quarter ended March 31, 2009, net sales of Vancocin increased 5.1% compared to the same period in 2008 primarily due to the price increase in January 2009, offset by lower sales volumes. Based upon data reported by IMS Health Incorporated, prescriptions during the quarter ended March 31, 2009 decreased from the same period in 2008 period by 2.1% which we believe is due to a decrease in the severity of the disease state. The units sold for the quarter ended March 31, 2009 decreased by 3% compared to the same period in 2008.

Vancocin and Cinryze product sales are influenced by prescriptions and wholesaler forecasts of prescription demand, which could be at different levels from period to period. We receive inventory data from our three largest wholesalers through our fee for service agreements and our two SP/SD’s through service agreements. We do not independently verify this data. Based on this inventory data and our estimates, we believe that as of March 31, 2009, the wholesalers and SP/SD’s did not have excess channel inventory.

Cost of sales (excluding amortization of product rights)

Cost of sales increased over the prior year by $2.0 million due to the launch of Cinryze. Cost of sales during the first quarter of 2008 did not include Cinryze as we acquired Lev Pharmaceuticals in October 2008. Vancocin and Cinryze cost of sales includes the cost of materials and distribution costs and excludes amortization of product rights. As part of our October 2008 purchase of Lev, we acquired Cinryze inventory which was recorded at fair value in purchase accounting. This step-up of inventory value will increase the cost of sales until all purchased inventory is sold to SP/SD’s, which we expect to occur in the second half of 2009. As of March 31, 2009 the value of the inventory step-up on our balance sheet was $5.5 million.

Since units are shipped based upon earliest expiration date, our cost of sales will be impacted by the cost associated with the specific units that are sold. Additionally, we may experience fluctuations in quarterly manufacturing yields and if this occurs, we would expect the cost of product sales of both Vancocin and Cinryze to fluctuate from quarter to quarter.

Research and development expenses

For each of our research and development programs, we incur both direct and indirect expenses. Direct expenses include third party costs related to these programs such as contract research, consulting, cost sharing payments or receipts, and preclinical and development costs. Indirect expenses include personnel, facility, stock compensation and other overhead costs. Due to advancements in our NTCD preclinical program, the start of our Phase 4 commitment for Cinryze, we expect costs in these programs to exceed current costs. We are evaluating our maribavir program and will continue to incur additional costs necessary to complete certain activities related to the Phase 3 studies which were discontinued in February 2009.

Research and development expenses were divided between our research and development programs in the following manner:

(in thousands)	For the three months ended March 31,
	2009	2008
Direct – Core programs
CMV	$9,428	$9,208
HCV	10	375
Cinryze	2,676	—
Vancocin	317	217
Non-toxigenic strains of C. difficle (NTCD)	1,849	1,002
Indirect
Development	5,518	4,166

Total	$19,798	$14,968

Direct Expenses—Core Development Programs

Our direct expenses related to our CMV program increased in the first quarter of 2009 as we continued enrollment in our solid organ (liver) study through February 2009, conducted follow-up visits necessary to complete both our Phase 3 studies following receipt of the results of our stem cell transplant study and continued to evaluate the results of our Phase 3 programs. In February 2009, based upon preliminary analysis of the data, we announced that our Phase 3 trial evaluating maribavir used as prophylaxis in allogeneic stem cell, or bone, marrow, transplant patients did not achieve its primary endpoints. In the primary analysis, there was no statistically significant difference between maribavir and placebo in reducing the rate of CMV disease. In addition, the study failed to meet its key secondary endpoints. We are continuing to analyze the study results. Additionally, we announced that our Phase 3 trial evaluating maribavir in liver transplant patients was discontinued and that all patients on study drug were moved to current standard of care. This decision was made based on the results of the Phase 3 study of maribavir in stem cell transplant patients, and the recommendation from our independent Data Monitoring Committee who considered the rate of viremia in both arms of the study. During 2008 we continued recruitment and site initiations into ongoing phase 3 studies of maribavir in patients undergoing allogeneic stem cell transplant at transplant centers in the U.S., Canada and several European Countries and patients undergoing liver transplantation in the U.S. and Europe. Additionally, we began executing on our pre-launch plans for our clinical, regulatory and commercial activities for maribavir in the U.S. and Europe.

Related to our HCV program, costs incurred in the first quarter of 2009 primarily represent those paid to Wyeth in connection with the wind down of our cost-sharing arrangement related to discovery efforts to identify potential back-ups/follow-on compounds to HCV-796. In April 2008, we announced that ViroPharma and Wyeth have jointly discontinued the development of HCV-796 due to the previously announced safety issue that emerged in the ongoing Phase 2 trial in patients with hepatitis C. We also announced that ViroPharma and Wyeth do not expect to continue to collaborate on future development of hepatitis C treatment candidates.

In October 2008, we acquired Cinryze, a C1 inhibitor, which has been approved by the FDA for routine prophylaxis of hereditary angioedema (HAE) also known as C1 inhibitor deficiency, a rare, severely debilitating, life-threatening genetic disorder. During 2009, we incurred costs related to the Cinryze open label trials which closed on March 31, 2009.

The increase in costs of NTCD in the first quarter of 2009 over 2008 relate to increased research and development activities and the costs associated with manufacturing NTCD spores.

Vancocin costs in the first quarter of 2009 and 2008 related to additional research activities.

Anticipated fluctuations in future direct expenses are discussed under “Liquidity – Development Programs.”

Indirect Expenses

These costs primarily relate to the compensation of and overhead attributable to our development team, to the increase primarily relates to the year over year headcount increase from the first quarter of 2008.

Selling, general and administrative expenses

Selling, general and administrative expenses (SG&A) increased $11.4 million for the first quarter of 2009 as compared to the first quarter of 2008. For the first quarter of 2009, the largest contributors to this increase over the first quarter of 2008 were increased compensation costs, including share based compensation, as a result of increased headcount from the addition of our Vancocin and Cinryze sales forces ($5.5 million), increased medical education activities ($1.8 million), and increased marketing efforts ($0.7 million). Included in SG&A are legal and consulting costs incurred related to our opposition to the attempt by the OGD regarding the conditions that must be met in order for a generic drug application to request a waiver of in-vivo bioequivalence testing for copies of Vancocin, which were $1.3 million. We anticipate that these additional legal and consulting costs will continue at the current level, or possibly higher, in future periods as we continue this opposition. We anticipate continued increased spending in selling, general and administrative expenses in future periods as we continue the commercial launch of Cinryze.

Intangible amortization and acquisition of technology rights

Intangible amortization is the result of the Vancocin product rights acquisition in the fourth quarter of 2004 as well as the acquisition of Cinryze product rights in October 2008. Additionally, as described in our agreement with Lilly, to the extent that we incur an obligation to Lilly for additional payments on Vancocin sales, we have contingent consideration. We record the obligation as an adjustment to the carrying amount of the related intangible asset and a cumulative adjustment to the intangible amortization upon achievement of the related sales milestones. Contingent consideration and Lilly related additional payments are more fully described in Note 4 of the Unaudited Consolidated Financial Statements.

Intangible amortization for the quarters ended March 31, 2009 and 2008 were $7.3 million and $1.7 million, respectively.

In March 2006, as a result of OGD’s change in approach relating to generic bioequivalence determinations, we reviewed the value of the intangible asset and concluded that there was no impairment of the carrying value of the intangible assets or change to the useful lives as estimated at the acquisition date. Additionally, on an ongoing periodic basis, we evaluate the useful life of these intangible assets and determine if any economic, governmental or regulatory event has modified their estimated useful lives. This evaluation did not result in a change in the life of the intangible assets during the quarter ended March 31, 2009. We will continue to monitor the actions of the OGD and consider the effects of our opposition efforts and the announcements by generic competitors or other adverse events for additional impairment indicators and we will reevaluate the expected cash flows and fair value of our Vancocin-related assets, as well as estimated useful lives, at such time.

Other Income (Expense)

Interest Income

Interest income for three months ended March 31, 2009 and 2008 was $0.1 million and $6.3 million. Interest income for the first quarter in 2009 decreased due to lower amounts of cash on hand and lower interest rates.

Interest Expense

(in thousands)	For the three months ended March 31,
	2009	2008
Interest expense on 2% senior convertible notes	$1,250	$1,231
Amortization of debt discount Amortization of finance costs	1,938 121	1,791 105

Total interest expense	$3,309	$3,127

Interest expense and amortization of finance costs in 2009 and 2008 relates entirely to the senior convertible notes issued on March 26, 2007, as described in Note 7 to the Unaudited Consolidated Financial Statements.

Income Tax Expense

Our income tax expense was $5.0 million and $6.3 million for the quarters ended March 31, 2009 and 2008, respectively. Our income tax expense includes federal, state and foreign income taxes at statutory rates and the effects of various permanent differences. The income tax expense in the first quarter of 2009 reflects the full impact of our gain on the repurchase of a portion of our convertible notes. In addition, our full year tax expense will include the effect of our current estimate of the impact of the orphan drug credit for maribavir. We continue to evaluate our qualified expenses and, to the extent that actual qualified expenses vary significantly from our estimates, our tax expense will be impacted.

Liquidity

We expect that our near term sources of revenue will arise from Vancocin and Cinryze product sales. However, we cannot predict what the actual sales of Vancocin will be in the future, and the outcome of our effort to oppose the OGD’s approach to bioequivalence determinations for generic copies of Vancocin is uncertain. In addition, there are no assurances that demand for Vancocin will continue at historical or current levels. Finally, we cannot predict the actual sales of Cinryze as the product has just recently been launched commercially and has no history of revenue.

Our ability to generate positive cash flow is also impacted by the timing of anticipated events in our HAE, CMV and NTCD programs, including the scope of the clinical trials required by regulatory authorities, results from clinical trials, the results of our product development efforts, and variations from our estimate of future direct and indirect expenses.

While we anticipate that cash flows from Vancocin and Cinryze, as well as our current cash and cash equivalents, should allow us to fund substantially all of our ongoing development and other operating costs for the foreseeable future, as well as the interest payable on the senior convertible notes, we may need additional financing in order to expand our product portfolio. At March 31, 2009, we had cash and cash equivalents of $245.2 million.

Overall Cash Flows

During the quarter ended March 31, 2009, we used $9.2 million of net cash from operating activities, primarily from the increase in accounts receivable and inventory. We used $0.8 million of cash from investing activities and our net cash used in financing activities for the quarter ended March 31, 2009 was $20.9 million, mainly in the repurchase of a portion of our senior convertible notes.

Operating Cash Inflows

We began to receive cash inflows from the sale of Vancocin in January 2005. We launched Cinryze in 2009 and have granted longer payment terms to the SP/SD’s during the initial months of commercialization. We cannot reasonably estimate the period in which we will begin to receive material net cash inflows from Cinryze that could cover our operating expenses. Cash inflows from development-stage products are dependent on achievement of regulatory approvals. We may not receive revenues if a development stage product fails to obtain regulatory approvals. The most significant of our near-term operating development cash inflows are as described under “Development Programs”.

Operating Cash Outflows

The cash flows we have used in operations historically have been applied to research and development activities, marketing and business development efforts, general and administrative expenses, servicing our debt, and income tax payments. Bringing drugs from the preclinical research and development stage through phase 1, phase 2, and phase 3 clinical trials and FDA approval is a time consuming and expensive process. Because our product candidates are currently in the clinical stage of development, there are a variety of events that could occur during the development process that will dictate the course we must take with our drug development efforts and the cost of these efforts. As a result, we cannot reasonably estimate the costs that we will incur through the commercialization of any product candidate. However, we anticipate we will continue to invest in our pipeline on our initiative to develop non-toxigenic strains of C. difficile, our phase 4 program for Cinryze, evaluating additional indications and territories for Cinryze and evaluating our maribavir program. We are also required to pay contingent consideration to Lev shareholders upon certain regulatory and commercial milestones. The most significant of our near-term operating development cash outflows are as described under “Development Programs”.

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

Core Development Programs

CMV program—From the date we in-licensed maribavir through March 31, 2009, we paid $88.5 million of direct costs in connection with this program, including the acquisition fee of $3.5 million paid to GSK for the rights to maribavir in September 2003 and a $3.0 million milestone payment in February 2007.

During the remainder of 2009, we will continue to analyze the study results for the Phase 3 trial evaluating maribavir used as prophylaxis stem cell transplant patients that did not achieve its primary endpoint. In the remainder of 2009, we will continue to incur costs related to analyzing our Phase 3 results, patient monitoring and study wind down costs. We are solely responsible for the cost of developing our CMV product candidate.

Should we achieve certain product development events, we are obligated to make certain milestone payments to GSK, the licensor of maribavir.

HCV program—From the date that we commenced predevelopment activities for compounds in this program that are currently active through March 31, 2009, we paid $4.5 million in direct expenses for the predevelopment and development activities relating to such compounds. These costs are net of contractual cost sharing arrangements between Wyeth and us. Wyeth pays a substantial portion of the collaboration’s predevelopment and development expenses.

In April 2008 we, along with Wyeth, discontinued the development of HCV-796 due to the previously announced safety issue that emerged in the ongoing Phase 2 trial in patients with hepatitis C. Additionally, we announced that ViroPharma and Wyeth do not expect to continue to collaborate on future development of hepatitis C treatment candidates.

Cinryze—We acquired Cinryze in October 2008 and through March 31, 2009 have spent approximately $8.0 million in direct research and development costs related to Cinryze since acquisition. During the remainder of 2009, we continue to expect research and development costs related to Cinryze as we complete our Phase 4 commitment. Additionally, we will incur costs related to evaluating additional indications, formulations and territories as we develop our life cycle program related to Cinryze. We are solely responsible for the costs of Cinryze development.

Vancocin—We acquired Vancocin in November 2004 and through March 31, 2009, we have spent approximately $2.2 million in direct research and development costs related to Vancocin activities since acquisition.

NTCD—We acquired NTCD in February 2006 and through March 31, 2009 have spent approximately $7.5 million in direct research and development costs. During the remainder of 2009, we expect our research and development activities related to NTCD to increase significantly as we expect to commence clinical studies with NTCD during 2009.

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

Business development activities

Through March 31, 2009, we paid an acquisition price of $116.0 million, paid $30.1 million related to additional purchase price consideration tied to product sales (see Note 4 of the Unaudited Consolidated Financial Statements) and incurred $2.0 million of fees and expenses in connection with the Vancocin acquisition. Based on net sales in the first quarter of 2009, $3.0 million is due to Lilly on net sales of Vancocin above the net sales levels reflected above.

On October 21, 2008, we completed our acquisition under which ViroPharma acquired Lev Pharmaceuticals, Inc. (Lev). Lev is a biopharmaceutical company focused on developing and commercializing therapeutic products for the treatment of inflammatory diseases. The terms of the merger agreement provided for the conversion of each share of Lev common stock into upfront consideration of $453.1 million, or $2.75 per Lev share, comprised of $2.25 per share in cash and $0.50 per share in ViroPharma common stock, and contingent consideration of up to $1.00 per share which may be paid on achievement of certain regulatory and commercial milestones. The Company used approximately $385 million of existing cash and cash equivalents to fund the acquisition, including deal related expenses, and will issue approximately 7,359,667 shares in conjunction with the merger.

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

Senior Convertible Notes

On March 26, 2007, the Company issued $250.0 million of 2% senior convertible notes due March 2017 (the “senior convertible notes”) in a public offering. The $250.0 million includes an issuance pursuant to the underwriters’ exercise of an overallotment in the amount of $25.0 million that was closed concurrently on March 26, 2007. Net proceeds from the issuance of the senior convertible notes were $241.8 million. The senior convertible notes are unsecured unsubordinated obligations and rank equally with any other unsecured and unsubordinated indebtedness. The senior convertible notes bear interest at a rate of 2% per annum, payable semi-annually in arrears on March 15 and September 15 of each year commencing on September 15, 2007.

The Company adopted FSP APB 14-1 as of January 1, 2009 and retrospectively applied this change in accounting to all prior periods presented for which we had applicable outstanding convertible debt, as required by this new standard. Under this new method of accounting, the debt and equity components of our convertible debt securities is bifurcated and accounted for separately. Under this new method of accounting, the convertible debt securities will recognize interest expense at effective rates of 8.0% as they are accreted to par value. Under this new method of accounting, the Company’s interest expense increased by approximately $7.1 million and $5.2 million in 2008 and 2007, respectively.

On March 24, 2009 the Company repurchased, in a privately negotiated transaction, $45.0 million in principal amount of the Company’s senior convertible notes due March 2017 for total consideration of approximately $21.2 million. The repurchase represented 18% of our then outstanding debt and was executed at a price equal to 47% of par value. Following these repurchases, senior convertible notes representing $205.0 million of principal debt are outstanding with a carrying value of $133.7 million as of March 31, 2009. The senior convertible note repurchase will reduce the company’s cash and non-cash interest expense for the balance of fiscal 2009 by approximately $0.7 million and $1.2 million respectively. Additionally, in negotiated transactions, the Company sold approximately 2.38 million call options for approximately $1.8 million and repurchased approximately 2.38 million warrants for approximately $1.5 million which terminated the call options and warrants were previously entered into by the Company in March 2007. The Company recognized a $9.1 million gain in the first quarter of 2009 as a result of this debt extinguishment. For tax purposes the gain qualifies for deferral until 2014 in accordance with the provisions of the American Recovery and Reinvestment Act.

As of March 31, 2009, the Company has accrued $0.2 million in interest payable to holders of the senior convertible notes. Debt issuance costs of $4.8 million have been capitalized and are being amortized over the term of the senior convertible notes, with the balance to be amortized as of March 31, 2009 being $3.1 million.

The senior convertible notes are convertible into shares of the Company’s common stock at an initial conversion price of $18.87 per share. The senior convertible notes may only be converted: (i) anytime after December 15, 2016; (ii) during the five business-day period after any five consecutive trading day period (the “measurement period”) in which the price per note for each trading day of that measurement period was less than 98% of the product of the last reported sale price of our common stock and the conversion rate on each such day; (iii) during any calendar quarter (and only during such quarter) after the calendar quarter ending June 30, 2007, if the last reported sale price of our common stock for 20 or more trading days in a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter exceeds 130% of the applicable conversion price in effect on the last trading day of the immediately preceding calendar quarter; or (iv) upon the occurrence of specified corporate events. Upon conversion, holders of the senior convertible notes will receive shares of common stock, subject to ViroPharma’s option to irrevocably elect to settle all future conversions in cash up to the principal amount of the senior convertible notes, and shares for any excess. We can irrevocably elect this option at any time on or prior to the 35th scheduled trading day prior to the maturity date of the senior convertible notes. The senior convertible notes may be required to be repaid on the occurrence of certain fundamental changes, as defined in the senior convertible notes. As of March 31, 2009, the fair value of the principal of the $205.0 million convertible senior notes outstanding was approximately $99.9 million, based on the level 2 valuation hierarchy under SFAS 157.

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

The call options allowed ViroPharma to receive up to approximately 13.25 million shares of its common stock at $18.87 per share from the call option holders, equal to the number of shares of common stock that ViroPharma would issue to the holders of the senior convertible notes upon conversion. These call options will terminate upon the earlier of the maturity dates of the related senior convertible notes or the first day all of the related senior convertible notes are no longer outstanding due to conversion or otherwise. Concurrently, the Company sold warrants to the warrant holders to receive shares of its common stock at an exercise price of $24.92 per share. These warrants expire ratably over a 60-day trading period beginning on June 13, 2017 and will be net-share settled.

The purchased call options are expected to reduce the potential dilution upon conversion of the senior convertible notes in the event that the market value per share of ViroPharma common stock at the time of exercise is greater than $18.87, which corresponds to the initial conversion price of the senior convertible notes, but less than $24.92 (the warrant exercise price). The warrant exercise price is 75.0% higher than the price per share of $14.24 of the Company’s stock on the pricing date. If the market price per share of ViroPharma common stock at the time of conversion of any senior convertible notes is above the strike price of the purchased call options ($18.87), the purchased call options will entitle the Company to receive from the counterparties in the aggregate the same number of shares of our common stock as the Company would be required to issue to the holder of the converted senior convertible notes. Additionally, if the market price of ViroPharma common stock at the time of exercise of the sold warrants exceeds the strike price of the sold warrants ($24.92), the Company will owe the counterparties an aggregate of approximately 13.25 million shares of ViroPharma common stock. If we have insufficient shares of common stock available for settlement of the warrants, we may issue shares of a newly created series of preferred stock in lieu of our obligation to deliver common stock. Any such preferred stock would be convertible into 10% more shares of our common stock than the amount of common stock we would otherwise have been obligated to deliver under the warrants. The Company is now entitled to receive approximately 10.87 million shares of its common stock at $18.87 from the call option holders and if the market price of ViroPharma common stock at the time of exercise of the sold warrants exceeds the strike price of the sold warrants ($24.92), will owe the counterparties an aggregate of approximately 10.87 million shares of ViroPharma common stock.

The purchased call options and sold warrants are separate transactions entered into by the Company with the counterparties, are not part of the terms of the senior convertible notes, and will not affect the holders’ rights under the senior convertible notes. Holders of the senior convertible notes will not have any rights with respect to the purchased call options or the sold warrants. The purchased call options and sold warrants meet the definition of derivatives under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. These instruments have been determined to be indexed to the Company’s own stock (in accordance with the guidance of EITF Issue No. 01-6, The Meaning of Indexed to a Company’s Own Stock) and have been recorded in stockholders’ equity in the Company’s Consolidated Balance Sheet (as determined under EITF Issue No. 07-5, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock). As long as the instruments are classified in stockholders’ equity they are not subject to the mark to market provisions of SFAS No. 133.

From time to time, we may seek approval from our board of directors to evaluate additional opportunities to repurchase our common stock or convertible notes, including through open market purchases or individually negotiated transactions.

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

•

At the end of each reporting period, as part of an analysis of returns, utilizing our revenue recognition policy (derived from the criteria of SEC Staff Accounting Bulletin No. 104 Revenue Recognition, including SFAS No. 48, Revenue Recognition When Right of Return Exists) we analyze our estimated channel inventory and we defer recognition of revenue on product that has been delivered if we believe that channel inventory at a period end is in excess of ordinary business needs and if we believe the value of potential returns is materially different than our returns accrual. Further, in connection with our analysis of returns, if we believe channel inventory levels are increasing without a reasonably correlating increase in prescription demand, we proactively delay the processing of wholesaler orders until these levels are reduced.

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

•

Impairment of Long-lived Assets—We review our fixed and intangible assets for possible impairment annually and whenever events occur or circumstances indicate that the carrying amount of an asset may not be recoverable in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144). Assumptions and estimates used in the evaluation of impairment may affect the carrying value of long-lived assets, which could result in impairment charges in future periods. Such assumptions include, for example, projections of future cash flows and the timing and number of generic/competitive entries into the market, in determining the undiscounted cash flows, and if necessary, the fair value of the asset and whether an impairment exists. These assumptions are subjective and could result in a material impact on operating results in the period of impairment. While we reviewed our intangible assets in March 2006 and December 2008 in light of the actions taken by the OGD, we did not recognize any impairment charges. See Note 4 of the Consolidated Financial Statements for further information.

On an ongoing periodic basis, we evaluate the useful life of intangible assets and determine if any economic, governmental or regulatory event has modified their estimated useful lives. While we reviewed the useful life of our intangible assets in March 2006 and December 2008 in light of the actions taken by the OGD, we did not change the useful life of our intangible assets. See Note 4 of the Consolidated Financial Statements for further information.

We will continue to monitor the actions of the OGD and consider the effects of our opposition actions and the announcements by generic competitors or other adverse events for additional impairment indicators and we will reevaluate the expected cash flows, fair value of our Vancocin-related assets, and remaining estimated useful life at such time.

•	Impairment of Goodwill—We review the carrying value of goodwill, to determine whether impairment may exist. SFAS No. 142, Goodwill and Other

Intangible Assets, requires that goodwill be assessed annually for impairment using fair value measurement techniques, unless a triggering event occurs between annual assessments which would then require an assessment at the end of the quarter in which a triggering event occurred.

During the first quarter of 2009, our market cap dropped below the carrying value of our net assets due to the results of our Phase 3 trial evaluating maribavir used as prophylaxis in allogeneic stem cell or bone marrow transplant patients. We concluded that the drop in our market cap was a triggering event which required us to perform a step 2 test for goodwill impairment. As part of this process, we also assessed our intangible and fixed assets for impairment. Based on the analysis performed under step two, there was no remaining implied value attributable to goodwill and accordingly, we wrote off the entire goodwill balance and recognized a goodwill impairment charge in the first quarter of 2009.

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

•

Share-Based Employee Compensation—Share based compensation is accounted for in accordance with SFAS No. 123R, Share-based Payment (SFAS 123R), effective January 1, 2006. The calculation of this expense includes judgment related to the period of time used in calculating the volatility of our common stock, the amount of forfeitures and an estimate of the exercising habits of our employees, which is also influenced by our Insider Trading Policy. Changes in the volatility of our common stock or the habits of our employees could result in variability in the fair value of awards granted.

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

•

Acquisition Accounting —Businesses acquired before December 31, 2008 are accounted for in accordance with SFAS No. 141, Business Combinations and the total purchase price was allocated to Lev’s net tangible assets or identifiable intangible assets based on their fair values as of the date of the acquisition. The application of the purchase accounting requires certain estimates and assumptions especially concerning the determination of the fair values of the acquired intangible assets and property, plant and equipment as well as the liabilities assumed at the date of the acquisition. Moreover, the useful lives of the acquired intangible assets, property, plant and equipment have to be determined.

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

Recently Issued Accounting Pronouncements

In January 2009, the FASB released Proposed Staff Position SFAS 107-b and Accounting Principles Board (APB) Opinion No. 28-a, “Interim Disclosures about Fair Value of Financial Instruments” (SFAS 107-b and APB 28-a). This proposal amends FASB Statement No. 107, “Disclosures about Fair Values of Financial Instruments,” to require disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements. The proposal also amends APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in all interim financial statements. This proposal is effective for interim periods ending after June 15, 2009, but early adoption is permitted for interim periods ending after March 15, 2009. The Company plans to adopt SFAS 107-b and APB 28-a and provide any necessary additional disclosures required in the second quarter of 2009.

In March 2009, the FASB released Proposed Staff Position SFAS 157-e, “Determining Whether a Market Is Not Active and a Transaction Is Not Distressed” (SFAS 157-e). This proposal provides additional guidance in determining whether a market for a financial asset is not active and a transaction is not distressed for fair value measurement purposes as defined in SFAS 157, “Fair Value Measurements.” SFAS 157-e is effective for interim periods ending after June 15, 2009, but early adoption is permitted for interim periods ending after March 15, 2009. The Company plans to adopt the provisions of SFAS 157-e during second quarter of 2009, and does not anticipate that adoption will have a significant impact on the Company’s financial position, cash flows, or disclosures.

In March 2009, the FASB issued Proposed Staff Position SFAS 115-a, SFAS 124-a, and EITF 99-20-b, “Recognition and Presentation of Other-Than-Temporary Impairments.” This proposal provides guidance in determining whether impairments in debt securities are other than temporary, and modifies the presentation and disclosures surrounding such instruments. This Proposed Staff Position is effective for interim periods ending after June 15, 2009, but early adoption is permitted for interim periods ending after March 15, 2009. The Company plans to adopt the provisions of this Proposed Staff Position during second quarter 2009, and does not anticipate that adoption will have a significant impact on the Company’s financial position, cash flows, or disclosures.

FSP FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies”. This proposal amends and clarifies FASB Statement No. 141 (revised 2007), Business Combinations, to address application issues on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. This FSP applies to all assets acquired and liabilities assumed in a business combination that arise from contingencies that would be within the scope of Statement 5 if not acquired or assumed in a business combination, except for assets or liabilities arising from contingencies that are subject to specific guidance in Statement 141(R). This FSP shall be effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company adopted FSP FAS 141(R)-1 and will apply the guidance of the Statement to assets and liabilities assumed in a business combinations completed after January 1, 2009.

Off-Balance Sheet Arrangements

In conjunction with our acquisition of Lev, we acquired purchase obligations related to the supply and manufacturing of Cinryze. We have committed to purchase 75,000 liters of plasma per year through 2011 from our supplier and also have committed to purchase plasma collected from the Plasma Centers of America collection centers unless we purchase these centers. Additionally, we are required to purchase a minimum number of units from our third party toll manufacturer. The total minimum purchase commitments for these arrangements as of March 31, 2009 are approximately $82.7 million.

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk

Our holdings of financial instruments are primarily comprised of money market funds holding only U.S. government securities. All such instruments are classified as securities available for sale. Our debt security portfolio represents funds held temporarily pending use in our business and operations. We manage these funds accordingly. Our primary investment objective is the preservation of principal, while at the same time optimizing the generation of investment income. We seek reasonable assuredness of the safety of principal and market liquidity by investing in cash equivalents (such as Treasury bills and money market funds) and fixed income securities (such as U.S. government and agency securities, municipal securities, taxable municipals, and corporate notes) while at the same time seeking to achieve a favorable rate of return. Our market risk exposure consists principally of exposure to changes in interest rates. Our holdings are also exposed to the risks of changes in the credit quality of issuers. Historically, we have typically invested in financial instruments with maturities of less than one year. The carrying amount, which approximates fair value, and the annualized weighted average nominal interest rate of our investment portfolio at March 31, 2009, was approximately $205.1 million and 0.2%, respectively. A one percent change in the interest rate would have resulted in a $.05 million impact to interest income for the quarter ended March 31, 2009.

At March 31, 2009, we had principal outstanding of $205.0 million of our senior convertible notes. The senior convertible notes bear interest at a rate of 2% per annum, payable semi-annually in arrears on March 15 and September 15 of each year commencing on September 15, 2007. The senior convertible notes are convertible into shares of the Company’s common stock at an initial conversion price of $18.87 per share. The senior convertible notes may only be converted: (i) anytime after December 15, 2016; (ii) during the five business-day period after any five consecutive trading day period (the “measurement period”) in which the price per note for each trading day of that measurement period was less than 98% of the product of the last reported sale price of our common stock and the conversion rate on each such day; (iii) during any calendar quarter (and only during such quarter) after the calendar quarter ending June 30, 2007, if the last reported sale price of our common stock for 20 or more trading days in a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter exceeds 130% of the applicable conversion price in effect on the last trading day of the immediately preceding calendar quarter; or (iv) upon the occurrence of specified corporate events. Upon conversion, holders of the senior convertible notes will receive shares of common stock, subject to ViroPharma’s option to irrevocably elect to settle all future conversions in cash up to the principal amount of the senior convertible notes, and shares for any excess. We can irrevocably elect this option at any time on or prior to the 35th scheduled trading day prior to the maturity date of the senior convertible notes. The senior convertible notes may be required to be repaid on the occurrence of certain fundamental changes, as defined in the senior convertible notes. As of March 31, 2009, the fair value of the principal of the $205.0 million convertible senior notes outstanding was approximately $99.9 million, based on the level 2 valuation hierarchy under SFAS 157.

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

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer, or CEO, and our Chief Financial Officer, or CFO, of the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of

March 31, 2009. Based on that evaluation, our management, including our CEO and CFO, concluded that as of March 31, 2009 our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to the Company’s management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the first quarter of 2009 there were no significant changes in our internal control over financial reporting identified in connection with the evaluation of such controls that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1A.	Risk Factors

We are providing the following information regarding changes that have occurred to previously disclosed risk factors from our Annual Report on Form 10-K for the year ended December 31, 2008. In addition to the other information set forth below and elsewhere in this report, you should carefully consider the factors discussed under the heading “Risk Factors” in our Form 10-K for the year ended December 31, 2008. The risks described in our Quarterly Report on Form 10-Q are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

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

Acute treatment of HAE is an indication that fits within the definition of the Orphan Drug Act, and therefore any company that develops a therapy for this indication could, upon licensure, obtain a seven year marketing exclusivity in the United States for the licensed indication. The approval of Cinryze for the routine prophylaxis against angioedema attacks in adolescent and adult patients with HAE would not prevent another company from gaining licensure related to the acute treatment of HAE. We believe CSL Behring and Pharming Group N.V. are currently developing therapy for the acute treatment of HAE that the FDA may consider to be in the same class as Cinryze under the Orphan Drug Act. In the event that these companies obtain FDA product licensures before us, we could be prevented from obtaining FDA licensure and marketing our C1-INH product for the acute treatment of HAE for up to seven years.

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

We rely on a single manufacturer of Cinryze. Pursuant to our distribution agreement, Sanquin Blood Supply Foundation will supply us with certain annual minimum and maximum amounts of C1 INH. In the event demand for C-1NH is greater than the amount supplied by Sanquin, we would have to find alternative suppliers of C1 INH. We and Sanquin will undertake process improvements and facility expansions to increase the capacity of the facilities involved in manufacturing Cinryze. The process improvements may require FDA preclearance depending upon the changes made. Pursuant to an agreement with Sanquin we are required to finance a portion of the costs of the project to increase the manufacturing capacity of its facilities. Assuming the completion of construction, Sanquin would need to obtain the requisite regulatory approvals for the facility on a timely basis in order to manufacture Cinryze for us. If they cannot obtain necessary approvals for these contemplated process improvements and facility expansions, or complete the planned construction in a timely manner, we may need to locate an alternative supplier. Currently, to our knowledge there is only one other commercial supplier of C1 esterase inhibitor and that supplier is also developing a product competitive with our lead product candidate. Accordingly, we cannot be certain that we would be able to locate another willing supplier for our product on the terms we require. In the event patient uptake exceeds current estimated demand, we experience delays in our process improvement or facility expansion efforts, or supply interruptions arise, then we may have to limit the number of patients who may receive Cinryze.

Numerous factors could cause interruptions in the supply of our products, including manufacturing capacity limitations, regulatory reviews, changes in our sources for manufacturing, our failure to timely locate and obtain replacement manufacturers as needed and conditions affecting the cost and availability of raw materials. In addition, any commercial dispute with any of our suppliers could result in delays in the manufacture of our product, and affect our ability to commercialize our products. Any interruption in the supply of finished products could hinder our ability to timely distribute our products and satisfy customer demand. If we are unable to obtain adequate product supplies to satisfy our customers’ orders, we may lose those orders, our customers may cancel other orders, and they may choose instead to stock and purchase competing products. This in turn could cause a loss of our market share and negatively affect our revenues. Supply interruptions may occur and our inventory may not always be adequate.

ITEM 6.	Exhibits

List of Exhibits:

10.1	Form of Partial Unwind Agreement with respect to the Note Hedge Transaction Confirmation between ViroPharma Incorporated and Credit Suisse International (1)

10.2	Form of Partial Unwind Agreement with respect to the Warrant Confirmation between ViroPharma Incorporated and Credit Suisse International (1)

10.3	Form of Partial Unwind Agreement with respect to the Note Hedge Transaction Confirmation between ViroPharma Incorporated and Wells Fargo Bank, National Association (1)

10.4	Form of Partial Unwind Agreement with respect to the Warrant Confirmation, dated July 11, 2007 between ViroPharma Incorporated and Wells Fargo Bank, National Association (1)

31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Filed as an Exhibit to the Company’s Current Report on Form 8-K filed with the Commission on March 24, 2009.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VIROPHARMA INCORPORATED

Date: May 1, 2009	By:	/s/ Vincent J. Milano
Vincent J. Milano
President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Charles A. Rowland, Jr.
Charles A. Rowland, Jr.
Vice President, Chief Financial Officer
(Principal Financial Officer)

	By:	/s/ Richard S. Morris
Richard S. Morris
Chief Accounting Officer and Controller
(Principal Accounting Officer)