Form 10-Q
period 2009-06-30
VIROPHARMA INC
filed 2009-07-29
CIK 946840

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

or

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

Number of shares outstanding of the issuer’s Common Stock, par value $.002 per share, as of July 24, 2009: 77,439,466 shares.

VIROPHARMA INCORPORATED

ViroPharma Incorporated

Condensed Consolidated Balance Sheet

(unaudited)

(in thousands, except share and per share data)	June 30, 2009	December 31, 2008
Assets
Current assets:
Cash and cash equivalents	$267,171	$275,839
Accounts receivable, net	33,040	15,058
Inventory	29,454	27,168
Prepaid expenses and other current assets	6,481	5,120
Income taxes receivable	7,010	6,867
Property and building held for sale	6,734	6,734
Deferred income taxes	14,650	24,094

Total current assets	364,540	360,880
Intangible assets, net	632,012	639,693
Property, equipment and building improvements, net	7,180	6,853
Goodwill	—	65,099
Debt issue costs, net	2,978	3,892
Other assets	9,415	9,712

Total assets	$1,016,125	$1,086,129

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$7,781	$5,719
Due to partners	192	1,279
Accrued expenses and other current liabilities	27,884	35,587
Income tax payable	959	882

Total current liabilities	36,816	43,467
Non-current income tax payable and other non-current liabilities	2,778	4,071
Deferred tax liability	129,632	128,254
Long-term debt	135,254	161,003

Total liabilities	304,480	336,795

Commitments and Contingencies

Stockholders’ equity:
Preferred stock, par value $0.001 per share. 5,000,000 shares authorized; Series A convertible participating preferred stock; no shares issued and outstanding	—	—
Series A junior participating preferred stock, par value $0.001 per share. 200,000 shares designated; no shares issued and outstanding	—	—
Common stock, par value $0.002 per share. 175,000,000 shares authorized; issued and outstanding 77,439,466 shares at June 30, 2009 and 77,397,621 shares at December 31, 2008	156	156
Additional paid-in capital	695,767	690,502
Accumulated other comprehensive loss	(446)	(655)
Retained earnings	16,168	59,331

Total stockholders’ equity	711,645	749,334

Total liabilities and stockholders’ equity	$1,016,125	$1,086,129

See accompanying notes to unaudited consolidated financial statements.

ViroPharma Incorporated

Consolidated Statements of Operations

(unaudited)

	Three months ended June 30,		Six months ended June 30,
(in thousands, except per share data)	2009	2008	2009	2008

Revenues:
Net product sales	$81,873	$65,437	$142,063	$116,374

Costs and Expenses:
Cost of sales (excluding amortization of product rights)	14,121	2,386	18,049	4,304
Research and development	12,467	14,584	32,151	28,999
Selling, general and administrative	23,612	16,605	47,990	30,004
Intangible amortization	7,424	2,145	14,681	3,833
Goodwill impairment	—	—	65,099	—

Total costs and expenses	57,624	35,720	177,970	67,140

Operating income (loss)	24,249	29,717	(35,907)	49,234

Other Income (Expense):
Interest income	105	4,067	250	10,378
Interest expense	(2,677)	(3,218)	(5,986)	(6,346)
Gain on long-term debt repurchase	—	—	9,079	—

Income (loss) before income tax expense	21,677	30,566	(32,564)	53,266

Income tax expense	5,625	7,783	10,599	14,098

Net income (loss)	16,052	22,783	(43,163)	39,168

Net income (loss) per share:
Basic	$0.21	$0.33	$(0.56)	$0.56
Diluted	$0.20	$0.29	$(0.56)	$0.51

Shares used in computing net income per share:
Basic	77,406	69,947	77,406	69,936
Diluted	88,996	84,349	77,406	84,314

See accompanying notes to unaudited consolidated financial statements.

ViroPharma Incorporated

Consolidated Statements of Stockholders’ Equity

(unaudited)

	Preferred Stock		Common Stock			Accumulated
(in thousands)	Number of shares	Amount	Number of shares	Amount	Additional paid-in capital	other comprehensive loss	Retained Earnings	Total stockholders’ equity
Balance, December 31, 2008, as adjusted for the adoption of FSP APB 14-1, see Note 2	—	$—	77,398	$156	$690,502	$(655)	$59,331	$749,334
Exercise of common stock options	—	—	10	—	12	—	—	12
Employee stock purchase plan	—	—	31	—	164	—	—	164
Share-based compensation	—	—	—	—	6,779	—	—	6,779
Cumulative translation adjustment	—	—	—	—	—	209	—	209
Termination of call spread options, net	—	—	—	—	274	—	—	274
Repurchase of conversion options on long term debt	—	—	—	—	(1,964)	—	—	(1,964)
Net income (loss)	—	—	—	—	—	—	(43,163)	(43,163)

Balance, June 30, 2009	—	$—	77,439	$156	$695,767	$(446)	$16,168	$711,645

See accompanying notes to unaudited consolidated financial statements.

ViroPharma Incorporated

Consolidated Statements of Cash Flows

(unaudited)

	Six months ended June 30,
(in thousands)	2009	2008

Cash flows from operating activities:
Net (loss) income	$(43,163)	$39,168
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Non-cash share-based compensation expense	6,779	4,086
Non-cash interest expense	3,737	3,866
Gain on long-term debt repurchase	(9,079)	—
Non-cash goodwill impairment	65,099	—
Deferred tax provision	7,719	10,145
Depreciation and amortization expense	15,444	4,494
Changes in assets and liabilities:
Accounts receivable	(17,982)	(9,541)
Inventory	(2,286)	28
Interest receivable	—	3,132
Prepaid expenses and other current assets	(1,361)	1,673
Income taxes receivable/payable	(66)	(3,313)
Other assets	1,885	(559)
Due to partners	(1,087)	—
Accounts payable	2,062	(208)
Accrued expenses and other current liabilities	(11,833)	(2,684)
Non-current income tax payable and other non-current liabilities	—	40

Net cash provided by operating activities	15,868	50,327

Cash flows from investing activities:
Purchase of Vancocin assets	(2,987)	(2,078)
Purchase of property, plant and equipment	(1,058)	(622)
Maturities of short-term investments	—	269,002

Net cash (used in) provided by investing activities	(4,045)	266,302

Cash flows from financing activities:
Long-term debt repurchase	(21,150)	—
Termination of call spread options, net	274	—
Net proceeds from issuance of common stock	176	224

Net cash (used in) provided by financing activities	(20,700)	224

Effect of exchange rate changes on cash	209	(10)

Net (decrease) increase in cash and cash equivalents	(8,668)	316,843

Cash and cash equivalents at beginning of period	275,839	179,691

Cash and cash equivalents at end of period	$267,171	$496,534

See accompanying notes to unaudited consolidated financial statements.

ViroPharma Incorporated

Notes to the Unaudited Consolidated Financial Statements

Note 1. Organization and Business Activities

ViroPharma Incorporated and subsidiaries (“ViroPharma” or the “Company”) is a global biopharmaceutical company dedicated to the development and commercialization of products that address serious diseases, with a focus on products used by physician specialists or in hospital settings. The Company intends to grow through sales of its marketed products, CinryzeTM and Vancocin, through continued development of its product pipeline and through potential acquisition or licensing of products or acquisition of companies. ViroPharma has two marketed products and three development programs.

We market and sell Cinryze, which has been approved by the FDA for the prophylactic treatment of hereditary angioedema (HAE). Cinryze is a C1 inhibitor therapy for routine prophylaxis against HAE, also known as C1 inhibitor deficiency, a rare, severely debilitating, life-threatening genetic disorder. Cinryze was obtained in October 2008, when we completed our acquisition of Lev Pharmaceuticals, Inc. (Lev), a biopharmaceutical company focused on developing and commercializing therapeutic products for the treatment of inflammatory diseases. In December 2008, we submitted a supplemental Biologics Application (sBLA) for Cinryze as a treatment for acute attacks of HAE based on a re-analysis and resubmission of data from a pivotal Phase 3 acute treatment study of Cinryze and interim data from an ongoing open label acute study of the drug. On June 4, 2009, we announced that we received a Complete Response letter from the U.S. Food and Drug Administration (FDA) related to our supplemental Biologics License Application (sBLA) for Cinryze(TM) (C1 esterase inhibitor [human]) as a treatment for acute attacks of hereditary angioedema (HAE). The FDA has requested an additional clinical study, due to their opinion that the placebo controlled study submitted in support of the sBLA lacked robustness. In the Complete Response letter, the FDA cited no safety concerns related to acute treatment with Cinryze in the clinical studies. We are currently evaluating our path forward for the acute indication of HAE. In addition, the FDA approved the patient labeling for Cinryze to include self-administration for routine prophylaxis once patients are properly trained by their healthcare provider. We are currently evaluating with our partner Sanquin, the feasibility of additional territories, indications and/or other formulations for Cinryze. Part of this plan is obtaining Orphan Drug designation for Europe.

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

ViroPharma is developing two product candidates, maribavir for the prevention and treatment of cytomegalovirus, or CMV disease; and non-toxigenic strains of C. difficile (NTCD) for the treatment and prevention of CDI. On February 9, 2009, we announced that our Phase 3 trial evaluating maribavir used as prophylaxis in allogeneic stem cell, or bone marrow, transplant (SCT) patients did not achieve its primary endpoint. In the primary analysis, there was no statistically significant difference between maribavir and placebo in reducing the rate of CMV disease. Additionally, on February 13, 2009, we announced that enrollment in our Phase 3 trial evaluating maribavir in liver transplant patients was discontinued and that all patients on study drug were moved to the current standard of care. We discontinued dosing patients with maribavir in clinical trials and are evaluating our maribavir program in light of the Phase 3 clinical trial results.

Basis of Presentation

The consolidated financial information at June 30, 2009 and for the three and six months ended June 30, 2009 and 2008, is unaudited but includes all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary to state fairly the consolidated financial information set forth therein in accordance with accounting principles generally accepted in the United States of America. The interim results are not necessarily indicative of results to be expected for the full fiscal year. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2008 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission. We have evaluated all subsequent events through July 29, 2009, the date the financial statements were issued.

Adoption of Standards

In May 2009, the Financial Accounting Standards Board (FASB) released Statement of Financial Accounting Standards (SFAS) No. 165, Subsequent Events (SFAS 165), which establishes the accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, that is, whether that date represents the date the financial statements were issued or were available to be issued. See “Basis of Presentation” for the related disclosures. The adoption of SFAS 165 did not have a material impact on our financial statements.

ViroPharma Incorporated

Notes to the Unaudited Consolidated Financial Statements

In April 2009, the FASB released FASB Staff Position (FSP) 107-1 and Accounting Principles Board (APB) Opinion No. 28-1, Interim Disclosures about Fair Value of Financial Instruments (FSP SFAS 107-1 and APB 28-1). This pronouncement amends FASB Statement No. 107, Disclosures about Fair Values of Financial Instruments, to require disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements. FSP SFAS 107-1 and APB 28-1 also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim financial statements. The Company adopted FSP SFAS 107-1 and APB 28-1 on June 30, 2009 and has provided the necessary additional disclosures.

In April 2009, the FASB released FSP SFAS 157-4, Determining Whether a Market Is Not Active and a Transaction Is Not Distressed (SFAS 157-4). This pronouncement provides additional guidance for estimating fair value in accordance with SFAS No. 157, Fair Value Measurements, when the volume and level of activity for the asset or liability have significantly decreased. The Company adopted SFAS 157-4 in the second quarter of 2009 with no impact on the Company’s financial position, cash flows, or disclosures.

In April 2009, the FASB issued FSP SFAS 115-2 and SFAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments. This pronouncement provides guidance in determining whether impairments in debt securities are other than temporary, and modifies the presentation and disclosures surrounding such instruments. This Staff Position is effective for interim periods ending after June 15, 2009. The Company adopted the provisions of this Proposed Staff Position during second quarter 2009, with no impact on the Company’s financial position, cash flows, or disclosures.

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

In December 2007, the FASB issued SFAS No. 141R, Business Combinations (SFAS 141R), which will significantly change the accounting for business combinations. SFAS 141R is effective for fiscal years beginning after December 15, 2008. The Company adopted SFAS 141R on January 1, 2009 and will apply the guidance of the Statement to business combinations completed after January 1, 2009 and to any tax adjustments of previous acquisitions.

In April 2009, the FASB issued FSP FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies. This pronouncement amends and clarifies FASB Statement No. 141 (revised 2007), Business Combinations, to address application issues on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. This FSP applies to all assets acquired and liabilities assumed in a business combination that arise from contingencies that would be within the scope of Statement 5 if not acquired or assumed in a business combination, except for assets or liabilities arising from contingencies that are subject to specific guidance in Statement 141(R). This FSP shall be effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company adopted FSP FAS 141(R)-1 and will apply the guidance of the Statement to assets and liabilities assumed in a business combinations completed after January 1, 2009.

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

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133 (SFAS 161), which changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133) and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. The Company adopted SFAS 161 on January 1, 2009 and such disclosures are included here in.

ViroPharma Incorporated

Notes to the Unaudited Consolidated Financial Statements

In November 2007, the FASB issued Emerging Issues Task Force (EITF) No. 07-1 Accounting for Collaborative Arrangements Related to the Development and Commercialization of Intellectual Property (EITF 07-1) which is focused on how the parties to a collaborative agreement should disclose costs incurred and revenue generated on sales to third parties, how sharing payments pursuant to a collaboration agreement should be presented in the income statement and certain related disclosure questions. The Company adopted EITF 07-1 January 1, 2009 with no impact on operating results or financial position. As previously disclosed in our Form 10-K, the Company has a collaborative agreement with Wyeth Pharmaceuticals for research and development activities. Primarily all activities under this agreement ended during 2008. The expenses for these activities in both periods presented were recorded against research and development expense.

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

Note 2. Accounting Changes Adopted - FASB Staff Position (FSP) No. APB 14-1

The Company adopted FSP APB 14-1 as of January 1, 2009 and retrospectively applied this change in accounting to all prior periods presented for which we had applicable outstanding convertible debt, as required by this new standard. In accordance with Statement of Financial Accounting Standards No. 154, Accounting Changes and Error Correction, all prior periods presented herein have been adjusted to apply the new method retrospectively. Under this new method of accounting, the debt and equity components of our convertible debt securities are bifurcated and accounted for separately based on the value and related interest rate of a non-convertible debt security with the same terms. The fair value of a non-convertible debt instrument at the original issuance date was determined to be $148.1 million. The equity (conversion options) component of our convertible debt securities is included in Additional paid-in capital on our Consolidated Balance Sheet and, accordingly, the initial carrying value of the debt securities was reduced by $101.9 million. Our net income for financial reporting purposes was reduced by recognizing the accretion of the reduced carrying values of our convertible debt securities to their face amount of $250.0 million as additional non-cash interest expense. The adoption of FSP APB 14-1 has resulted in a reduction in the carrying value of our convertible debt by approximately $89.0 million as of December 31, 2008. In addition, the adoption of FSP APB 14-1 reduced our deferred debt issuance costs as we were required to allocate the amount related to the conversion option to equity.

Due to the retrospective adoption of FSP APB 14-1, we had to adjust our previously recognized deferred tax asset related to our convertible debt. The bifurcation of the convertible notes caused us to establish a deferred tax liability at issuance. This change in prior period deferred tax assets impacted the deferred tax assets ultimately available to be recognized in the purchase accounting for our acquisition of Lev in October 2008. Accordingly the goodwill resulting from the transaction increased $35.2 million to $65.1 million in our adjusted December 31, 2008 balance sheet.

ViroPharma Incorporated

Notes to the Unaudited Consolidated Financial Statements

Condensed Consolidated Balance Sheet

(unaudited)

(in thousands, except share and per share data)	Revised December 31, 2008	Reported December 31, 2008

Assets
Current assets:
Total current assets	$360,880	$360,880
Goodwill	65,099	29,936
Debt issue costs, net	3,892	6,610

Total assets	$1,086,129	$1,053,684

Liabilities and Stockholders’ Equity
Current liabilities:
Accrued expenses and other current liabilities	$35,587	$35,650

Total current liabilities	43,467	43,467
Deferred tax liability	128,254	95,121
Long-term debt	161,003	250,000

Total liabilities	336,795	392,660

Commitments and Contingencies

Additional paid-in capital	690,502	595,287
Retained earnings	59,331	66,236

Total stockholders’ equity	749,334	661,024

Total liabilities and stockholders’ equity	$1,086,129	$1,053,684

Consolidated Statements of Operations

(unaudited)

(in thousands, except per share data)	Three Months Ended June 30,		Six Months Ended June 30,
	Revised 2008	Reported 2008	Revised 2008	Reported 2008

Operating income	$29,717	$29,717	$49,234	$49,234

Other Income (Expense):
Interest income	4,067	4,067	10,378	10,378
Interest expense	(3,218)	(1,450)	(6,346)	(2,869)

Income before income tax expense	30,566	32,334	53,266	56,743

Income tax expense	7,783	8,264	14,098	15,223

Net income	$22,783	$24,070	$39,168	$41,520

Net income per share:
Basic	$0.33	$0.34	$0.56	$0.59
Diluted	$0.29	$0.30	$0.51	$0.51

Shares used in computing net income per share:
Basic	69,947	69,947	69,936	69,936
Diluted	84,349	84,349	84,314	84,314

Note 3. Inventory

Inventory is related to Cinryze and Vancocin and is stated at the lower of cost or market using the first-in first-out method. The following represents the components of the inventory at June 30, 2009 and December 31, 2008:

(in thousands)	June 30, 2009	December 31, 2008
Raw Materials	$12,156	$11,861
Work In Process	9,307	10,802
Finished Goods	7,991	4,505

Total	$29,454	$27,168

ViroPharma Incorporated

Notes to the Unaudited Consolidated Financial Statements

Note 4. Intangible Assets

The following represents the balance of the intangible assets at June 30, 2009:

(in thousands)	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
Cinryze Product rights	$521,000	$14,454	$506,546
Vancocin Intangibles	154,099	28,633	125,466

Total	$675,099	$43,087	$632,012

The following represents the balance of the intangible assets at December 31, 2008:

(in thousands)	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
Cinryze Product rights	$521,000	$4,034	$516,966
Vancocin Intangibles	147,099	24,372	122,727

Total	$668,099	$28,406	$639,693

In March 2006, the Company learned that the FDA’s Office of Generic Drugs (OGD) had changed its approach regarding the conditions that must be met in order for a generic drug applicant to request a waiver of in-vivo bioequivalence testing for copies of Vancocin. Since this change in approach is, in accordance with SFAS No. 144 Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144), a triggering event and potentially impacts the recoverability or useful life of the Vancocin-related intangible assets, the Company assessed the Vancocin-related intangible assets for potential impairment or change in useful life. While the Company is opposing this attempt by the OGD, the outcome of the OGD’s attempts to relax the standards for proving generic bioequivalence to Vancocin cannot be reasonably determined and the impact of this change on market share and net sales is uncertain. However, the Company determined that no impairment charge was appropriate at that time as management believes the undiscounted cash flows, which consider some level of generic impact, will be sufficient to recover the carrying value of the asset and there has been no change to fair value.

In December 2008, FDA changed OGD’s 2006 bioequivalence recommendation by issuing draft guidance for establishing bioequivalence to Vancocin which would require generic products that have the same inactive ingredients in the same quantities as Vancocin (“Q1 and Q2 the same”) to demonstrate bioequivalence through comparative in vitro dissolution testing. Under this latest proposed method, any generic product that is not Q1 and Q2 the same as Vancocin would need to conduct an in vivo study with clinical endpoints to demonstrate bioequivalence with Vancocin. The FDA will convene a meeting of its Advisory Committee for Pharmaceutical Science and Clinical Pharmacology to discuss bioequivalence recommendations for oral vancomycin hydrochloride capsule drug products. The meeting is scheduled for August 4, 2009. We have submitted briefing materials to the Advisory Committee for its consideration on the issues presented by OGD’s bioequivalence recommendation, and we expect to present these issues at the meeting. However, if FDA’s proposed bioequivalence method for Vancocin becomes effective, the time period in which a generic competitor may enter the market would be reduced and multiple generics may enter the market, which would materially impact our operating results, cash flows and possibly intangible asset valuations. This could also result in a reduction to the useful life of the Vancocin-related intangible assets. Management currently believes there are no indicators that would require a change in useful life as management believes that Vancocin will continue to be utilized along with generics that may enter the market.

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

ViroPharma Incorporated

Notes to the Unaudited Consolidated Financial Statements

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

As of June 30, 2009, we have paid an aggregate of $3.0 million to Lilly in additional purchase price consideration, as our net sales of Vancocin surpassed the maximum obligation level of $65 million in 2008, 2007, 2006 and 2005. The $33.1 million paid to Lilly was based upon 35% of $20 million in 2008, 35% of $17 million in 2007, 35% of $19 million in 2006 and 50% of $21 million in 2005. The Company is obligated to pay Lilly additional amounts based on 35% of annual net sales between $45 and $65 million of Vancocin during 2009 through 2011.

Based on net sales in the second quarter of 2009, $4.0 million is due to Lilly on net sales of Vancocin above the net sales levels reflected above.

Note 5. Goodwill Impairment

During the first quarter of 2009 and as of March 31, 2009, the market capitalization of the Company fell below the carrying value of the Company’s net assets due to the release of our results of our Phase 3 clinical trial evaluating maribavir used as prophylaxis in allogeneic stem cell transplant patients and our decision to discontinue dosing in our Phase 3 trial of maribavir in solid organ (liver) transplant patients. In accordance with SFAS 142, the fact that our market capitalization fell below our carrying value required us to test for impairment of our goodwill and other intangible assets. We conducted this analysis at March 31, 2009 and concluded that our goodwill was impaired due to our market capitalization being below the carrying value of our net assets for an extended period of time. We incurred a $65.1 million charge in the first quarter related to this goodwill impairment.

Note 6. Property, Equipment and Building Improvements

At June 30, 2009 and December 31, 2008, we had $6.7 million of Property and Building classified as “held for sale” in accordance with SFAS 144 related to our previous corporate headquarters. During 2008, we incurred a $2.3 million impairment related to this building.

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

Note 7. Long-Term Debt

Long-term debt as of June 30, 2009 and December 31, 2008 is summarized in the following table:

(in thousands)	June 30, 2009	Adjusted December 31, 2008

Senior convertible notes	$135,254	$161,003

less: current portion	—	—

Total debt principal	$135,254	$161,003

ViroPharma Incorporated

Notes to the Unaudited Consolidated Financial Statements

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

As of June 30, 2009, the Company has accrued $1.2 million in interest payable to holders of the senior convertible notes. Debt issuance costs of $4.8 million have been capitalized and are being amortized over the term of the senior convertible notes, with the balance to be amortized as of June 30, 2009 being $3.0 million.

The senior convertible notes are convertible into shares of the Company’s common stock at an initial conversion price of $18.87 per share. The senior convertible notes may only be converted: (i) anytime after December 15, 2016; (ii) during the five business-day period after any five consecutive trading day period (the “measurement period”) in which the price per note for each trading day of that measurement period was less than 98% of the product of the last reported sale price of our common stock and the conversion rate on each such day; (iii) during any calendar quarter (and only during such quarter) after the calendar quarter ending June 30, 2007, if the last reported sale price of our common stock for 20 or more trading days in a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter exceeds 130% of the applicable conversion price in effect on the last trading day of the immediately preceding calendar quarter; or (iv) upon the occurrence of specified corporate events. Upon conversion, holders of the senior convertible notes will receive shares of common stock, subject to ViroPharma’s option to irrevocably elect to settle all future conversions in cash up to the principal amount of the senior convertible notes, and shares for any excess. We can irrevocably elect this option at any time on or prior to the 35th scheduled trading day prior to the maturity date of the senior convertible notes. The senior convertible notes may be required to be repaid on the occurrence of certain fundamental changes, as defined in the senior convertible notes. As of June 30, 2009, the fair value of the principal of the $205.0 million convertible senior notes outstanding was approximately $112.4 million, based on the level 2 valuation hierarchy under SFAS No.157 Fair Value Measurements (SFAS 157).

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

ViroPharma Incorporated

Notes to the Unaudited Consolidated Financial Statements

The purchased call options are expected to reduce the potential dilution upon conversion of the senior convertible notes in the event that the market value per share of ViroPharma common stock at the time of exercise is greater than $18.87, which corresponds to the initial conversion price of the senior convertible notes, but less than $24.92 (the warrant exercise price). The warrant exercise price is 75.0% higher than the price per share of $14.24 of the Company’s stock on the pricing date. If the market price per share of ViroPharma common stock at the time of conversion of any senior convertible notes is above the strike price of the purchased call options ($18.87), the purchased call options will entitle the Company to receive from the counterparties in the aggregate the same number of shares of our common stock as the Company would be required to issue to the holder of the converted senior convertible notes. Additionally, if the market price of ViroPharma common stock at the time of exercise of the sold warrants exceeds the strike price of the sold warrants ($24.92), the Company will owe the counterparties an aggregate of approximately 13.25 million shares of ViroPharma common stock. If we have insufficient shares of common stock available for settlement of the warrants, we may issue shares of a newly created series of preferred stock in lieu of our obligation to deliver common stock. Any such preferred stock would be convertible into 10% more shares of our common stock than the amount of common stock we would otherwise have been obligated to deliver under the warrants. The Company was entitled to receive approximately 10.87 million shares of its common stock at $18.87 from the call option holders and if the market price of ViroPharma common stock at the time of exercise of the sold warrants exceeds the strike price of the sold warrants ($24.92), will owe the counterparties an aggregate of approximately 10.87 million shares of ViroPharma common stock.

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

Note 8. Share-based Compensation

In accordance with Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (SFAS 123R), the Company recorded share-based compensation expense as follows:

(in thousands)	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Research and development	$961	$664	$1,929	$1,335
Selling, general and administrative	1,522	1,349	4,850	2,751

Total	$2,483	$2,013	$6,779	$4,086

Our SFAS 123R expense increased $0.5 million and $2.7 million, for the three and six months ended June 30, 2009, respectively, as compared to the same period in the prior year due to increased headcount.

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

The following table lists the balances available by Plan at June 30, 2009:

	1995 Plan	2001 Plan	2005 Plan	Combined
Number of shares authorized	4,500,000	500,000	7,850,000	12,850,000
Number of options granted since inception	(6,997,515)	(1,255,472)	(5,404,862)	(13,657,849)
Number of options cancelled since inception	2,979,058	790,493	373,029	4,142,580
Number of shares expired	(480,293)	(1,375)	—	(481,668)

Number of shares available for grant	1,250	33,646	2,818,167	2,853,063

ViroPharma Incorporated

Notes to the Unaudited Consolidated Financial Statements

The Company issued stock options in the first six-months of 2009. The weighted average fair value of each option grant was estimated at $6.79 per share using the Black-Scholes option-pricing model using the following assumptions:

Expected dividend yield	-
Range of risk free interest rate	1.55% - 3.18%
Weighted-average volatility	77.26%
Range of volatility	73.80% - 79.92%
Range of expected option life (in years)	5.50 –6.25

The Company has 7,728,535 option grants outstanding at June 30, 2009 with exercise prices ranging from $0.99 per share to $38.70 per share and a weighted average remaining contractual life of 7.07 years. The following table lists the outstanding and exercisable option grants as of June 30, 2009:

	Number of options	Weighted average exercise price	Weighted average remaining contractual term (years)	Aggregate intrinsic value (in thousands)
Outstanding	7,728,535	$10.74	7.07	$4,729
Exercisable	4,072,043	$10.51	5.43	$4,685

As of June 30, 2009, there was $23.2 million of total unrecognized compensation cost related to unvested share-based payments (including share options) granted under the Plans. That cost is expected to be recognized over a weighted-average period of 2.72 years.

Employee Stock Purchase Plan

The Company has an employee stock purchase plan. Under this plan, 32,558 shares were sold to employees during the first six months of 2009. During the year ended December 31, 2008, 24,478 shares were sold to employees. As of June 30, 2009 there are approximately 516,217 shares available for issuance under this plan.

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

Note 9. Income Tax Expense

Our income tax expense was $5.6 million and $7.8 million for the quarters ended June 30, 2009 and 2008, respectively and $10.6 million and $14.1 million for the six months ended June 30, 2009 and 2008, respectively. Our income tax expense includes federal, state and foreign income taxes at statutory rates and the effects of various permanent differences. The income tax expense in the first six months of 2009 reflects the full impact of our gain on the repurchase of a portion of our convertible notes. In addition, our full year tax expense will include the effect of our current estimate of the impact of the orphan drug credit for maribavir. The decrease in the 2009 expense as compared to 2008 is primarily due to the decrease in taxable income from 2008.

ViroPharma Incorporated

Notes to the Unaudited Consolidated Financial Statements

During the six months ended June 30, 2009, we paid approximately $1.2 million as a result of the IRS audit of the Company’s 2006 federal income tax return and results in a reduction of our taxes payable liability. The Company also has various state returns currently under examination. The final outcome of these reviews are not yet determinable.

Included in other assets is approximately $1.6 million of non-current deferred tax assets related to our foreign operations.

Note 10. Comprehensive Income

The following table reconciles net income (loss) to comprehensive income (loss) for the three and six months ended June 30, 2009 and 2008:

(in thousands)	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Net income (loss)	$16,052	$22,783	$(43,163)	$39,168
Other comprehensive:
Unrealized gains on available for sale securities	—	(588)	—	707
Currency translation adjustments	24	67	209	(10)

Comprehensive income (loss)	$16,076	$22,262	$(42,954)	$39,865

The unrealized gains are reported net of federal and state income taxes.

Note 11. Earnings (Loss) per share

(in thousands, except per share data)	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Basic Earnings (Loss) Per Share
Net income (loss)	$16,052	$22,783	$(43,163)	$39,168
Common stock outstanding (weighted average)	77,406	69,947	77,406	69,936

Basic net income (loss) per share	$0.21	$0.33	$(0.56)	$0.56

Diluted Earnings (Loss) Per Share
Net income (loss)	$16,052	$22,783	$(43,163)	$39,168
Add interest expense on senior convertible notes, net of income tax	1,652	1,997	—	3,938

Diluted net income (loss)	$17,704	$24,780	$(43,163)	$43,106

Common stock outstanding (weighted average)	77,406	69,947	77,406	69,936
Add shares from senior convertible notes	10,864	13,248	—	13,248
Add “in-the-money” stock options	726	1,154	—	1,130

Common stock assuming conversion and stock option exercises	88,996	84,349	77,406	84,314

Diluted net income (loss) per share	$0.20	$0.29	$(0.56)	$0.51

The following common shares that are associated with stock options were excluded from the calculations as their effect would be anti-dilutive:

(in thousands)	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
“Out-of-the-money” stock options	5,721	4,912	5,591	4,935
Shares from senior convertible notes	—	—	10,864	—
“In-the-money” stock options	—	—	826	—

ViroPharma Incorporated

Notes to the Unaudited Consolidated Financial Statements

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

The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of June 30, 2009:

		Fair Value Measurements at June 30, 2009 Using
(in millions of dollars)	Total Carrying Value at June 30, 2009	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$267,171	$267,171	$—	$—

Total	$267,171	$267,171	—	—

Valuation Techniques - Cash and cash equivalents are measured at fair value using quoted market prices and are classified within Level 1 of the valuation hierarchy. There were no changes in valuation techniques during the quarter ended June 30, 2009.

We adopted FSP FAS 107-1 and APB Opinion 28-1 in the second quarter of 2009. The guidance requires quarterly fair value disclosures for financial instruments rather than annual disclosure. We believe that the fair values of our current assets and current liabilities approximate their reported carrying amounts.

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

ViroPharma Incorporated

Notes to the Unaudited Consolidated Financial Statements

The results of Lev’s operations have been included in the consolidated financial statements beginning October 21, 2008.

Note 14. Collaborations

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

On January 1, 2009, we implemented EITF No. 07-1, Accounting for Collaborative Arrangements Related to the Development and Commercialization of Intellectual Property (EITF 07-1) which is focused on how the parties to a collaborative agreement should disclose costs incurred and revenue generated on sales to third parties, how sharing payments pursuant to a collaboration agreement should be presented in the income statement and certain related disclosure questions. In accordance with EITF 07-1, we evaluated our collaborative agreements for proper income statement classification based on the nature of the underlying activity. If payments to and from our collaborative partners are not within the scope of other authoritative accounting literature, the income statement classification for these payments is based on a reasonable, rational analogy to authoritative accounting literature that is applied in a consistent manner. Amounts due to our collaborative partner related to development activities are reflected as a research and development expense. As of June 30, 2009, we owe Wyeth $0.2 million related to collaboration activities for HCV-796 activities.

Note 15. Supplemental Cash Flow Information

(in thousands)	Six months ended June 30,
	2009	2008

Supplemental disclosure of non-cash transactions:
Employee share-based compensation	6,779	4,080
Unrealized gains on available for sale securities	—	707
Reversal of accrued deferred finance costs	—	151
Non-cash increase of intangible assets for Vancocin obligation to Lilly	4,013	—
Establishment of landlord allowance	32	—
Asset retirement obligation, net of accretion	—	998
Debt buy back deferred tax impact	308	—
Supplemental disclosure of cash flow information:
Cash paid for income taxes	1,895	7,278
Cash paid for interest	2,500	2,500
Cash received for stock option exercises	12	127
Cash received for employee stock purchase plan	164	97

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

ViroPharma Incorporated and subsidiaries, referred to herin as ViroPharma, the “Company”, we or us, is a global biopharmaceutical company dedicated to the development and commercialization of products that address serious diseases, with a focus on products used by physician specialists or in hospital settings. The Company intends to grow through sales of its marketed products, CinryzeTM and Vancocin, through continued development of its product pipeline and through potential acquisition or licensing of products or acquisition of companies. ViroPharma has two marketed products, and three development programs.

We market and sell Cinryze, which has been approved by the FDA for the prophylactic treatment of hereditary angioedema (HAE). Cinryze is a C1 inhibitor therapy for routine prophylaxis against HAE, also known as C1 inhibitor deficiency, a rare, severely debilitating, life-threatening genetic disorder. Cinryze was obtained in October 2008, when we completed our acquisition of Lev Pharmaceuticals, Inc. (Lev), a biopharmaceutical company focused on developing and commercializing therapeutic products for the treatment of inflammatory diseases. In December 2008, we submitted a supplemental Biologics Application (sBLA) for Cinryze as a treatment for acute attacks of HAE based on a re-analysis and resubmission of data from a pivotal Phase 3 acute treatment study of Cinryze and interim data from an ongoing open label acute study of the drug. On June 4, 2009, we announced that we received a Complete Response letter from the FDA related to its supplemental Biologics License Application (sBLA) for Cinryze(TM) (C1 esterase inhibitor [human]) as a treatment for acute attacks of hereditary angioedema (HAE). The FDA has requested an additional clinical study, due to their opinion that the placebo controlled study submitted in support of the sBLA lacked robustness. In the Complete Response letter, the FDA cited no safety concerns related to acute treatment with Cinryze in the clinical studies. We are currently evaluating our path forward for the acute indication of HAE. In addition, the Company announced that the FDA has approved the patient labeling for Cinryze to include self-administration for routine prophylaxis, once patients are properly trained by their healthcare provider. We are currently evaluating with our partner Sanquin, the feasibility of additional territories, indications and/or other formulations for Cinryze. Part of this plan was obtaining Orphan Drug designation for Europe.

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

ViroPharma is developing two product candidates, maribavir for the prevention and treatment of cytomegalovirus, or CMV disease; and non-toxigenic strains of C. difficile (NTCD) for the treatment and prevention of CDI. On February 9, 2009, we announced that our Phase 3 trial evaluating maribavir used as prophylaxis in allogeneic stem cell, or bone marrow, transplant (SCT) patients did not achieve its primary endpoint. In the primary analysis, there was no statistically significant difference between maribavir and placebo in reducing the rate of CMV disease. Additionally, on February 13, 2009, we announced that enrollment in our Phase 3 trial evaluating maribavir in liver transplant patients was discontinued and that all patients on study drug were moved to current standard of care. We discontinued dosing patients with maribavir in clinical trials and are evaluating our maribavir program in light of the Phase 3 clinical trial results.

We licensed the U.S. and Canadian rights for a third product development candidate, an intranasal formulation of pleconaril, to Schering-Plough for the treatment of picornavirus infections.

We intend to continue to evaluate in-licensing or other opportunities to acquire products in development, or those that are currently on the market. We plan to seek products that treat serious medical conditions which require modest sales and marketing infrastructure, or to complement the markets that we hope our CMV and NTCD programs will serve or in which Vancocin and Cinryze are prescribed.

Executive Summary

Since March 31, 2009, we experienced the following:

Business Activities

Cinryze:

•	Shipped approximately 6,300 doses of Cinryze to SP/SD’s;

•	Received a Complete Response letter from the FDA related to our sBLA for Cinryze as a treatment for acute attacks of HAE; and

•	FDA approved the patient labeling for Cinryze to include self-administration for routine prophylaxis;

C. difficile infection (CDI):

•	Continued work to optimize manufacturing and scale up of non-toxigenic C. difficile spores; and

•	Vancocin scripts decreased 10.1% in the second quarter of 2009 as compared to the second quarter of 2008;

CMV:

•	Recorded expenses of $4.0 million related to the wind-down of our Phase 3 clinical trials for maribavir, which has totaled $16.1 million for the six months ended June 30, 2009;

Financial Results

•	Recorded net sales of Cinryze of $25.6 million, which includes recognition of previously deferred revenue of $2.4 million;

•	Net sales of Vancocin decreased to $56.3 million from $65.4 million in the second quarter of 2008; and

•	Reported net income of $16.0 million in the second quarter of 2009;

Liquidity

•	Generated net cash from operations of $15.9 million; and

•	Ended the second quarter of 2009 with working capital of $327.7 million, which includes cash and cash equivalents of $267.2 million.

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

We cannot assure you that generic competitors will not take advantage of the absence of patent protection for Vancocin to attempt to market a competing product. We are not able to predict the time period in which a generic drug may enter the market. On March 17, 2006, we learned that the FDA’s Office of Generic Drugs, Center for Drug Evaluation and Research (OGD) recommended premitting a waiver of in-vivo bioequivalence testing for copies of Vancocin if the generic applicant could show that its product was rapidly dissolving. In December 2008, FDA changed OGD’s 2006 bioequivalence recommendation by issuing draft guidance for establishing bioequivalence to Vancocin which would require generic products that have the same inactive ingredients in the same quantities as Vancocin (“Q1 and Q2 the same”) to demonstrate bioequivalence through comparative in vitro dissolution testing. Under this latest proposed method, any generic product that is not Q1 and Q2 the same as Vancocin would need to conduct an in vivo study with clinical endpoints to demonstrate bioequivalence with Vancocin. The FDA will convene a meeting of its Advisory Committee for Pharmaceutical Science and Clinical Pharmacology to discuss bioequivalence recommendations for oral vancomycin hydrochloride capsule drug products. The meeting is scheduled for August 4, 2009. We have submitted briefing materials to the Advisory Committee for its consideration on the issues presented by OGD’s bioequivalence recommendation, and we expect to present these issues at the meeting. However, if FDA’s proposed bioequivalence method for Vancocin becomes effective, the time period in which a generic competitor may enter the market would be reduced and multiple generics may enter the market, which would materially impact our operating results, cash flows and possibly intangible asset valuations. There can be no assurance that the FDA will agree with the positions stated in our Vancocin related submissions or that our efforts to oppose the OGD’s March 2006 and December 2008 recommendations to determine bioequivalence to Vancocin through in vitro dissolution testing will be successful. We cannot predict the timeframe in which the FDA will make a decision regarding either our citizen petition for Vancocin or the approval of generic versions of Vancocin. If we are unable to change the recommendation set forth by the OGD in March 2006 or December 2008, the threat of generic competition will be high.

The FDA approved Cinryze for routine prophylaxis against angioedema attacks in adolescent and adult patients with hereditary angioedema on October 10, 2008. Cinryze became commercially available for routine prophylaxis against HAE in December 2008 and the commercial success of Cinryze will depend on several factors, including: the number of patients with HAE that may be treated with Cinryze; acceptance by physicians and patients of Cinryze as a safe and effective treatment; our ability to effectively market and distribute Cinryze in the United States; cost effectiveness of HAE treatment using Cinryze; relative convenience and ease of administration of Cinryze; potential advantages of Cinryze over alternative treatments; the timing of the approval of competitive products including another C1 esterase inhibitor for the acute treatment of HAE; patients’ ability to obtain sufficient coverage or reimbursement by third-party payors; sufficient supply and reasonable pricing of raw materials necessary to manufacture Cinryze; and manufacturing or supply interruptions and capacity which could impair our ability to acquire an adequate supply of Cinryze to meet demand for the product. We also received a complete response letter from the FDA related to our sBLA for Cinryze for the acute treatment of HAE which requested that additional clinical studies be conducted. Our inability to receive such an approval could have a material impact on future revenues from Cinryze.

We will face intense competition in acquiring additional products to expand further our product portfolio. Many of the companies and institutions that we will compete with in acquiring additional products to expand further our product portfolio have substantially greater capital resources, research and development staffs and facilities than we have, and greater resources to conduct business development activities. We may need additional financing in order to acquire new products in connection with our plans as described in this report.

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

We cannot assure you that our current cash and cash equivalents or cash flows from Vancocin and Cinryze sales will be sufficient to fund all of our ongoing development and operational costs, as well as the interest payable on our outstanding senior convertible notes, over the next several years, that planned clinical trials can be initiated, or that planned or ongoing clinical trials can be successfully concluded or concluded in accordance with our anticipated schedule and costs. Moreover, the results of our business development efforts could require considerable investments.

Our actual results could differ materially from those results expressed in, or implied by, our expectations and assumption described in this Quarterly Report on Form 10-Q. The risks described in this report, our Form 10-Q for the quarter ended June 30, 2009 are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. Please also see our discussion of the “Risk Factors” as described in our Form 10-K for the year ended December 31, 2008 and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 in Item 1A, which describe other important matters relating our business.

Results of Operations

Three and Six-months ended June 30, 2009 and 2008

	For the three months ended June 30,		For the six months ended June 30,
(in thousands, except per share data)	2009	2008	2009	2008
Net product sales	$81,873	$65,437	$142,063	$116,374

Cost of sales (excluding amortization of product rights)	14,121	2,386	18,049	4,304

Operating income (loss)	24,249	29,717	(35,907)	49,234

Net income (loss)	16,052	22,783	(43,163)	39,168
Net income (loss) per share:
Basic	$0.21	$0.33	$(0.56)	$0.56
Diluted	$0.20	$0.29	$(0.56)	$0.51

The $24.2 million in operating income for the three month period ended June 30, 2009 decreased $5.5 million as compared to the same period in 2008 resulted primarily from a decrease in Vancocin sales, the increased cost of sales associated with Cinryze, increased Selling, General and Administrative (SG&A) costs related to the launch of Cinryze and increased amortization, offset by increased net sales from Cinryze. The $35.9 million in operating loss for the six months ended June 30, 2009 as compared to the same period in 2008 resulted from the impairment of goodwill in the first quarter of 2009 and increased costs associated with our acquisition of Lev including cost of sales, intangible amortization and increased SG&A costs related to the launch of Cinryze, partially offset by net sales of Vancocin and Cinryze.

Revenues

Revenues consisted of the following:

	For the three months ended June 30,		For the six months ended June 30,
(in thousands)	2009	2008	2009	2008
Net product sales
Vancocin	$56,302	$65,437	$109,836	$116,374
Cinryze	25,571	—	32,227	—

Total revenues	$81,873	$65,437	$142,063	$116,374

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

We sell Cinryze to specialty pharmacy/ specialty distributors (SP/SD’s) who then sell and distribute to physicians, hospitals and patients, among others. Beginning in the second quarter of 2009, we now recognized revenue based upon shipments of Cinryze to SP/SD’s due to our ability to meet the revenue recognition criteria under SAB 104, specifically our ability to estimate our payor mix. We previously recognized revenue upon shipment of Cinryze from SP/SD’s to patients. We recognized $2.4 million of net sales in the second quarter that was previously classified as deferred revenue.

During the three and six months ended June 30, 2009, net sales of Vancocin decreased 14.0% and 5.6%, respectively, compared to the same periods in 2008. The decrease for the three and six months ended June 30, 2008 is primarily due to lower sales volumes, partially offset by the price increase in January 2009. Based upon data reported by IMS Health Incorporated, prescriptions during the three and six months ended June 30, 2009 decreased from the same period in 2008 period by 10.1% and 6.2%, respectively. The units sold for the three and six months ended June 30, 2009 decreased by 16.4% and 10.3%, respectively, compared to the same periods in 2008.

Vancocin and Cinryze product sales are influenced by prescriptions and wholesaler forecasts of prescription demand, which could be at different levels from period to period. We receive inventory data from our three largest wholesalers through our fee for service agreements and our two SP/SD’s through service agreements. We do not independently verify this data. Based on this inventory data and our estimates, we believe that as of June 30, 2009, the wholesalers and SP/SD’s did not have excess channel inventory.

Cost of sales (excluding amortization of product rights)

Cost of sales increased for the three and six months periods ended June 30, 2009 by $11.7 million and $13.7 million, respectively, as compared to the same period in the prior year due to the launch of Cinryze. Included in the Cost of sales for the three and six months periods ended June 30 was $1.8 million that was previously deferred. Cost of sales during the three and six months ended June 30, 2008 did not include Cinryze as we acquired Lev Pharmaceuticals in October 2008. Vancocin and Cinryze cost of sales includes the cost of materials and distribution costs and excludes amortization of product rights. As part of our October 2008 purchase of Lev, we acquired Cinryze inventory which was recorded at fair value in purchase accounting. This step-up of inventory value increased the cost of sales during the three and six months ended June 30, 2009. As of June 30, 2009, the value of the remaining inventory step-up on our balance sheet was $0.7 million.

Since units are shipped based upon earliest expiration date, we would expect the cost of product sales of both Vancocin and Cinryze to fluctuate from quarter to quarter as we may experience fluctuations in quarterly manufacturing yields.

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

Research and development expenses were divided between our research and development programs in the following manner:

	For the three months ended June 30,		For the six months ended June 30,
(in thousands)	2009	2008	2009	2008

Direct – Core programs
CMV	$3,383	$9,466	$13,146	$18,876
HCV	—	375	8	750
Cinryze	1,484	—	3,975	—
Vancocin	151	—	421	10
Non-toxigenic strains of C. difficle (NTCD)	2,606	823	4,454	1,872
Indirect
Development	4,843	3,920	10,147	7,491

Total	$12,467	$14,584	$32,151	$28,999

Direct Expenses—Core Development Programs

Our direct expenses related to our CMV program decreased during the three and six months ended June 30, 2009 as we wind-down our stem cell and liver transplant studies. Costs incurred during 2009 include our continued enrollment in our solid organ (liver) study through February 2009, conducting follow-up visits and continuing to evaluate the results of our Phase 3 programs. In February 2009, based upon preliminary analysis of the data, we announced that our Phase 3 trial evaluating maribavir used as prophylaxis in allogeneic stem cell, or bone, marrow, transplant patients did not achieve its primary endpoints. In the primary analysis, there was no statistically significant difference between maribavir and placebo in reducing the rate of CMV disease. In addition, the study failed to meet its key secondary endpoints. We are continuing to analyze the study results. Additionally, we announced that our Phase 3 trial evaluating maribavir in liver transplant patients was discontinued and that all patients on study drug were moved to the current standard of care. This decision was made based on the results of the Phase 3 study of maribavir in stem cell transplant patients, and the recommendation from our independent Data Monitoring Committee who considered the rate of viremia in both arms of the study. During 2008, we continued recruitment and site initiations into ongoing phase 3 studies of maribavir in patients undergoing allogeneic stem cell transplant at transplant centers in the U.S., Canada and several European Countries and patients undergoing liver transplantation in the U.S. and Europe. Additionally, we began executing on our pre-launch plans for our clinical, regulatory and commercial activities for maribavir in the U.S. and Europe.

Related to our HCV program, costs incurred in the first six months of 2009 primarily represent those paid to Wyeth in connection with the wind down of our cost-sharing arrangement related to discovery efforts to identify potential back-ups/follow-on compounds to HCV-796. In April 2008, we announced that ViroPharma and Wyeth have jointly discontinued the development of HCV-796 due to the previously announced safety issue that emerged in the ongoing Phase 2 trial in patients with hepatitis C. We also announced that ViroPharma and Wyeth do not expect to continue to collaborate on future development of hepatitis C treatment candidates.

In October 2008, we acquired Cinryze, a C1 inhibitor, which has been approved by the FDA for routine prophylaxis of HAE. During 2009, we incurred costs related to the Cinryze open label trials which closed on March 31, 2009 and preparation for our Phase 4 clinical trial.

The increase in costs of NTCD in the six months of 2009 over 2008 relate to increased research and development activities, costs associated with manufacturing NTCD spores and costs associated with preparations for our Phase 1 clinical trial.

Vancocin costs in the first six months of 2009 and 2008 related to additional research activities.

Anticipated fluctuations in future direct expenses are discussed under “Liquidity – Development Programs.”

Indirect Expenses

These costs primarily relate to the compensation of and overhead attributable to our development team, the increase primarily relates to the year over year headcount increase from the first six months of 2008.

Selling, general and administrative expenses

Selling, general and administrative expenses (SG&A) increased for the three and six months ended June 30, 2009 $7.0 million and $18.0 million, respectively, compared to the same periods in 2008. For the six month period, the largest contributors to this increase over the six month period in 2008 were increased compensation costs resulting primarily from the expansion of our field force ($8.2 million), increased marketing efforts ($2.8 million), increased legal and accounting fees ($2.0 million), and increased medical education activities ($1.3 million). Included in SG&A are legal and consulting costs incurred related to our opposition to the attempt by the OGD regarding the conditions that must be met in order for a generic drug application to request a waiver of in-vivo bioequivalence testing for copies of Vancocin, which were $1.4 million and $1.8 million for the first half of 2009 and 2008, respectively. We anticipate that these additional legal and consulting costs will continue at the current level, or possibly higher, in future periods as we continue this opposition. We anticipate continued increased spending in selling, general and administrative expenses in future periods as we continue the commercial launch of Cinryze.

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

Intangible amortization for the three and six months periods ended June 30, 2009 were $7.4 million and $14.7 million, respectively as compared to $2.1 million and $3.8 million, respectively in 2008. Amortization is higher in 2009 as compared to 2008 due to intangible asset acquired in our acquisition of Lev Pharmaceuticals.

On an ongoing periodic basis, we evaluate the useful life of our intangible assets and determine if any economic, governmental or regulatory event has modified their estimated useful lives. This evaluation did not result in a change in the life of the intangible assets during the quarter ended June 30, 2009. We will continue to monitor the actions of the FDA and OGD surrounding the bioequivalence recommendation for Vancocin and consider the effects of our opposition efforts, the announcements by generic competitors or other adverse events for additional impairment indicators. We will reevaluate the expected cash flows and fair value of our Vancocin-related assets, as well as estimated useful lives, at such time.

Other Income (Expense)

Interest Income

Interest income for three and six months ended June 30, 2009 was $0.1 million and $0.3 million, respectively, and as compared to $4.0 million and $10.4 million in the respective periods in 2008. Interest income for both periods in 2009 as compared to 2008 decreased due to lower amounts of cash on hand and lower interest rates.

Interest Expense

	For the three months ended June 30,		For the six months ended June 30,
(in thousands)	2009	2008	2009	2008

Interest expense on senior convertible notes	$998	$1,250	$2,248	$2,481
Amortization of debt discount	1,582	1,768	3,520	3,559
Amortization of finance costs	97	200	218	306

Total interest expense	$2,677	$3,218	$5,986	$6,346

Interest expense and amortization of finance costs in 2009 and 2008 relates entirely to the senior convertible notes issued on March 26, 2007, as described in Note 7 to the Unaudited Consolidated Financial Statements.

Income Tax Expense

Our income tax expense was $5.6 million and $7.8 million for the quarters ended June 30, 2009 and 2008, respectively and $10.6 million and $14.1 million for the six months ended June 30, 2009 and 2008, respectively. Our income tax expense includes federal, state and foreign income taxes at statutory rates and the effects of various permanent differences. The income tax expense in the first six months of 2009 reflects the full impact of our gain on the repurchase of a portion of our convertible notes. In addition, our full year tax expense will include the effect of our current estimate of the impact of the orphan drug credit for maribavir. The decrease in the 2009 expense as compared to 2008 is primarily due to the decrease in taxable income from 2008. We continue to evaluate our qualified expenses and, to the extent that actual qualified expenses vary significantly from our estimates, our tax expense will be impacted.

During the six months ended June 30, 2009, we paid approximately $1.2 million as a result of the IRS audit of the Company’s 2006 federal income tax return and results in a reduction of our taxes payable liability. We also have various state returns currently under examination. The final outcome of these reviews are not yet determinable.

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

While we anticipate that cash flows from Vancocin and Cinryze, as well as our current cash and cash equivalents, should allow us to fund substantially all of our ongoing development and other operating costs for the foreseeable future, as well as the interest payable on our senior convertible notes, we may need additional financing in order to expand our product portfolio. At June 30, 2009, we had cash and cash equivalents of $267.2 million.

Overall Cash Flows

During the six months ended June 30, 2009, we were provided with $15.9 million of net cash from operating activities, primarily from our net loss offset for non-cash items such as our goodwill impairment and depreciation and amortization expense, and our changes in working capital, specifically increases in accounts receivable, inventory and accrued expenses and other current liabilities. We used $4.0 million of cash from investing activities and our net cash used in financing activities for the quarter ended June 30, 2009 was $20.7 million, mainly in the repurchase of a portion of our senior convertible notes.

Operating Cash Inflows

We began to receive cash inflows from the sale of Vancocin in January 2005 and Cinryze in 2009. We cannot reasonably estimate the period in which we will begin to receive material net cash inflows from Cinryze that could cover our operating expenses. Cash inflows from development-stage products are dependent on achievement of regulatory approvals. We may not receive revenues if a development stage product fails to obtain regulatory approvals. The most significant of our near-term operating development cash inflows are as described under “Development Programs” as set forth below.

Operating Cash Outflows

The cash flows we have used in operations historically have been applied to research and development activities, marketing and business development efforts, general and administrative expenses, servicing our debt, and income tax payments. Bringing drugs from the preclinical research and development stage through phase 1, phase 2, and phase 3 clinical trials and FDA approval is a time consuming and expensive process. Because our product candidates are currently in the clinical stage of development, there are a variety of events that could occur during the development process that will dictate the course we must take with our drug development efforts and the cost of these efforts. As a result, we cannot reasonably estimate the costs that we will incur through the commercialization of any product candidate. However, we anticipate we will continue to invest in our pipeline on our initiative to develop non-toxigenic strains of C. difficile, our phase 4 program for Cinryze, evaluating additional indications and territories for Cinryze and our maribavir program, future costs may exceed current costs. We are also required to pay contingent consideration to Lev shareholders upon certain regulatory and commercial milestones. The most significant of our near-term operating development cash outflows are as described under “Development Programs” as set forth below.

Direct Expenses - Development Programs

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

Core Development Programs

NTCD—We acquired NTCD in February 2006 and through June 30, 2009 have spent approximately $10.9 million in direct research and development costs. During the remainder of 2009, we expect our research and development activities related to NTCD to increase significantly as we expect to commence clinical studies with NTCD during 2009.

Cinryze—We acquired Cinryze in October 2008 and through June 30, 2009 have spent approximately $9.2 million in direct research and development costs related to Cinryze since acquisition. During the remainder of 2009, we continue to expect research and development costs related to Cinryze as we complete our Phase 4 commitment. Additionally, we will incur costs related to evaluating additional indications, formulations and territories as we develop our life cycle program related to Cinryze. We are solely responsible for the costs of Cinryze development.

CMV program—From the date we in-licensed maribavir through June 30, 2009, we paid $95.9 million of direct costs in connection with this program, including the acquisition fee of $3.5 million paid to GSK for the rights to maribavir in September 2003 and a $3.0 million milestone payment in February 2007.

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

HCV program—From the date that we commenced predevelopment activities for compounds in this program that are currently active through June 30, 2009, we paid $6.0 million in direct expenses for the predevelopment and development activities relating to such compounds. These costs are net of contractual cost sharing arrangements between Wyeth and us. Wyeth pays a substantial portion of the collaboration’s predevelopment and development expenses.

In April 2008 we, along with Wyeth, discontinued the development of HCV-796 due to the previously announced safety issue that emerged in the ongoing Phase 2 trial in patients with hepatitis C. Additionally, we announced that ViroPharma and Wyeth do not expect to continue to collaborate on future development of hepatitis C treatment candidates.

Vancocin—We acquired Vancocin in November 2004 and through June 30, 2009, we have spent approximately $1.4 million in direct research and development costs related to Vancocin activities since acquisition.

Business development activities

Through June 30, 2009, we paid an acquisition price of $116.0 million, paid $33.1 million related to additional purchase price consideration tied to product sales (see Note 4 of the Unaudited Consolidated Financial Statements). Based on net sales in the second quarter of 2009, $4.0 million is due to Lilly on net sales of Vancocin above the net sales levels reflected above.

On October 21, 2008, we completed our acquisition under which ViroPharma acquired Lev Pharmaceuticals, Inc. (Lev). Lev is a biopharmaceutical company focused on developing and commercializing therapeutic products for the treatment of inflammatory diseases. The terms of the merger agreement provided for the conversion of each share of Lev common stock into upfront consideration of $453.1 million, or $2.75 per Lev share, comprised of $2.25 per share in cash and $0.50 per share in ViroPharma common stock, and contingent consideration of up to $1.00 per share which may be paid on achievement of certain regulatory and commercial milestones. The Company used approximately $385 million of existing cash and cash equivalents to fund the acquisition, including deal related expenses, and issued 7,359,667 shares in conjunction with the merger.

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

As of June 30, 2009, the Company has accrued $1.2 million in interest payable to holders of the senior convertible notes. Debt issuance costs of $4.8 million have been capitalized and are being amortized over the term of the senior convertible notes, with the balance to be amortized as of June 30, 2009 being $3.0 million.

The senior convertible notes are convertible into shares of the Company’s common stock at an initial conversion price of $18.87 per share. The senior convertible notes may only be converted: (i) anytime after December 15, 2016; (ii) during the five business-day period after any five consecutive trading day period (the “measurement period”) in which the price per note for each trading day of that measurement period was less than 98% of the product of the last reported sale price of our common stock and the conversion rate on each such day; (iii) during any calendar quarter (and only during such quarter) after the calendar quarter ending June 30, 2007, if the last reported sale price of our common stock for 20 or more trading days in a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter exceeds 130% of the applicable conversion price in effect on the last trading day of the immediately preceding calendar quarter; or (iv) upon the occurrence of specified corporate events. Upon conversion, holders of the senior convertible notes will receive shares of common stock, subject to ViroPharma’s option to irrevocably elect to settle all future conversions in cash up to the principal amount of the senior convertible notes, and shares for any excess. We can irrevocably elect this option at any time on or prior to the 35th scheduled trading day prior to the maturity date of the senior convertible notes. The senior convertible notes may be required to be repaid on the occurrence of certain fundamental changes, as defined in the senior convertible notes. As of June 30, 2009, the fair value of the principal of the $205.0 million convertible senior notes outstanding was approximately $112.4 million, based on the level 2 valuation hierarchy under SFAS 157.

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

From time to time, we make seek approval from our board of directors to evaluate additional opportunities to repurchase our common stock or convertible notes, including through open market purchases or individually negotiated transactions.

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

Our summary of significant accounting policies is described in Note 2 to our Consolidated Financial Statements contained in our Annual Report on Form 10-K for the year ended December 31, 2008. However, we consider the following policies and estimates to be the most critical in understanding the more complex judgments that are involved in preparing our consolidated financial statements and that could impact our results of operations, financial position, and cash flows:

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

•

At the end of each reporting period, as part of an analysis of returns, utilizing our revenue recognition policy (which follows the criteria of SEC Staff Accounting Bulletin No. 104 Revenue Recognition, including SFAS No. 48, Revenue Recognition When Right of Return Exists) we analyze our estimated channel inventory and we would defer recognition of revenue on product that has been delivered if we believe that channel inventory at a period end is in excess of ordinary business needs. Further, in connection with our analysis of returns, if we believe channel inventory levels are increasing without a reasonably correlating increase in prescription demand, we proactively delay the processing of wholesaler orders until these levels are reduced.

We establish accruals for chargebacks and rebates, sales discounts and product returns. These accruals are primarily based upon the history of Vancocin and for Cinryze they are based on information on payee’s obtained from our SP/SD’s and CinryzeSolutions. We also consider the volume and price of our products in the channel, trends in wholesaler inventory, conditions that might impact patient demand for our product (such as incidence of disease and the threat of generics) and other factors.

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

Chargebacks and rebates are the most subjective sales related accruals. While we currently have no contracts with private third party payors, such as HMO’s, we do have contractual arrangements with governmental agencies, including Medicaid. We establish accruals for chargebacks and rebates related to these contracts in the period in which we record the sale as revenue. These accruals are based upon historical experience of government agencies’ market share, governmental contractual prices, our current pricing and then-current laws, regulations and interpretations. We analyze the accrual at least quarterly and adjust the balance as needed. We believe that if our estimates of the rate of chargebacks and rebates as a percentage of annual gross sales were incorrect by 5%, our operating income and accruals would be impacted by approximately $1.5 million in the period of correction, which we believe is immaterial.

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

During the first quarter of 2009, our market cap dropped below the carrying value of our net assets due to the results of our Phase 3 trial evaluating maribavir used as prophylaxis in allogeneic stem cell or bone marrow transplant patients. We concluded that the drop in our market cap was a triggering event which required us to perform an impairment test of our intangible assets and a step 2 test for goodwill impairment. As part of this process, we also assessed our intangible and fixed assets for impairment. Based on the analysis performed under step two, there was no remaining implied value attributable to goodwill and accordingly, we wrote off the entire goodwill balance and recognized a goodwill impairment charge in the first quarter of 2009.

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

•

Acquisition Accounting—Businesses acquired before December 31, 2008 are accounted for in accordance with SFAS No. 141, Business Combinations and the total purchase price was allocated to Lev’s net tangible assets or identifiable intangible assets based on their fair values as of the date of the acquisition. The application of the purchase accounting requires certain estimates and assumptions especially concerning the determination of the fair values of the acquired intangible assets and property, plant and equipment as well as the liabilities assumed at the date of the acquisition. Moreover, the useful lives of the acquired intangible assets, property, plant and equipment have to be determined.

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

•

Legal—During the second quarter, we began recording an allowance for rebates related to the Department of Defense’s (DoD’s) TRICARE Retail Pharmacy program pursuant to a final regulation that became effective on May 26, 2009. This regulation would require manufacturers to pay rebates to DoD on product distributed to TRICARE beneficiaries through retail pharmacies retroactive to January 28, 2008. The final regulation implements section 703 of the National Defense Authorization Act of 2008, or NDAA. The final regulation requires that pharmaceuticals paid for by the DoD through the TRICARE Retail Pharmacy program be subject to the Federal Ceiling Price program, which will require manufacturers to provide DoD with a refund on pharmaceuticals utilized through the TRICARE Retail Pharmacy program. As permitted by the regulations, we have requested a waiver of the retroactive rebate for TRICARE Retail Pharmacy utilization for the period from January 28, 2008 to May 26, 2009. In addition, the regulation is currently the subject to litigation and it is our belief that the retroactive application of the regulation is contrary to established case law. We have determined that payment of the retroactive rebate created by the regulation is not probable as of June 30, 2009. Although the ultimate disposition of this matter is uncertain, we have estimated that our maximum exposure of the retroactive rebate due to the DoD is $2.9 million.

As our business evolves, we may face additional issues that will require increased levels of management estimation and complex judgments.

Recently Issued Accounting Pronouncements

In June 2009, the FASB issued Statement No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (SFAS 168). SFAS 168 will become the single source of authoritative nongovernmental U.S. generally accepted accounting principles (GAAP), superseding existing FASB, American Institute of Certified Public Accountants (AICPA), Emerging Issues Task Force (EITF), and related accounting literature. SFAS 168 reorganizes the thousands of GAAP pronouncements into roughly 90 accounting topics and displays them using a consistent structure. Also included is relevant Securities and Exchange Commission guidance organized using the same topical structure in separate sections. SFAS 168 will be effective for financial statements issued for reporting periods that end after September 15, 2009. This will have an impact on the Company’s financial disclosures since all future references to authoritative accounting literature will be references in accordance with SFAS 168.

Off-Balance Sheet Arrangements

In conjunction with our acquisition of Lev, we acquired purchase obligations related to the supply and manufacturing of Cinryze. We have committed to purchase a minimum number of liters of plasma per year through 2013 from our supplier and also have committed to purchase plasma collected from the Plasma Centers of America collection centers unless we purchase these centers. Additionally, we are required to purchase a minimum number of units from our third party toll manufacturer. The total minimum purchase commitments for these arrangements as of June 30, 2009 are approximately $159.0 million.

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk

Our holdings of financial instruments are primarily comprised of money mark funds holding only U.S. government securities. All such instruments are classified as securities available for sale. Our debt security portfolio represents funds held temporarily pending use in our business and operations. We manage these funds accordingly. Our primary investment objective is the preservation of principal, while at the same time optimizing the generation of investment income. We seek reasonable assuredness of the safety of principal and market liquidity by investing in cash equivalents (such as Treasury bills and money market funds) and fixed income securities (such as U.S. government and agency securities, municipal securities, taxable municipals, and corporate notes) while at the same time seeking to achieve a favorable rate of return. Our market risk exposure consists principally of exposure to changes in interest rates. Our holdings are also exposed to the risks of changes in the credit quality of issuers. Historically, we have typically invested in financial instruments with maturities of less than one year. The carrying amount, which approximates fair value, and the annualized weighted average nominal interest rate of our investment portfolio at June 30, 2009, was approximately $230.2 million and 0.1%, respectively. A one percent change in the interest rate would have resulted in a $0.6 million impact to interest income for the quarter ended June 30, 2009.

At June 30, 2009, we had principal outstanding of $205.0 million of our senior convertible notes. The senior convertible notes bear interest at a rate of 2% per annum, payable semi-annually in arrears on March 15 and September 15 of each year commencing on September 15, 2007. The senior convertible notes are convertible into shares of the Company’s common stock at an initial conversion price of $18.87 per share. The senior convertible notes may only be converted: (i) anytime after December 15, 2016; (ii) during the five business-day period after any five consecutive trading day period (the “measurement period”) in which the price per note for each trading day of that measurement period was less than 98% of the product of the last reported sale price of our common stock and the conversion rate on each such day; (iii) during any calendar quarter (and only during such quarter) after the calendar quarter ending June 30, 2007, if the last reported sale price of our common stock for 20 or more trading days in a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter exceeds 130% of the applicable conversion price in effect on the last trading day of the immediately preceding calendar quarter; or (iv) upon the occurrence of specified corporate events. Upon conversion, holders of the senior convertible notes will receive shares of common stock, subject to ViroPharma’s option to irrevocably elect to settle all future conversions in cash up to the principal amount of the senior convertible notes, and shares for any excess. We can irrevocably elect this option at any time on or prior to the 35th scheduled trading day prior to the maturity date of the senior convertible notes. The senior convertible notes may be required to be repaid on the occurrence of certain fundamental changes, as defined in the senior convertible notes. As of June 30, 2009, the fair value of the principal of the $205.0 million convertible senior notes outstanding was approximately $112.4 million, based on the level 2 valuation hierarchy under SFAS 157.

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

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer, or CEO, and our Chief Financial Officer, or CFO, of the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of June 30, 2009. Based on that evaluation, our management, including our CEO and CFO, concluded that as of June 30, 2009 our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to the Company’s management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the second quarter of 2009 there were no significant changes in our internal control over financial reporting identified in connection with the evaluation of such controls that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

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

In December 2008, the FDA changed OGD’s 2006 bioequivalence recommendation by issuing draft guidance for establishing bioequivalence to Vancocin which would require generic products that have the same inactive ingredients in the same quantities as Vancocin, or Q1 and Q2 the same, to demonstrate bioequivalence through comparative dissolution testing. Under this latest proposed method, any generic product that is not Q1 and Q2 the same as Vancocin would need to conduct an in vivo study with clinical endpoints to demonstrate bioequivalence with Vancocin. The FDA will convene a meeting of its Advisory Committee for Pharmaceutical Science and Clinical Pharmacology to discuss bioequivalence recommendations for oral vancomycin hydrochloride capsule drug products. The meeting is scheduled for August 4, 2009. We have submitted briefing materials to the Advisory Committee for its consideration on the issues presented by OGD’s bioequivalence recommendation, and we expect to present these issues at the meeting. We are opposing both the substance of the FDA’s bioequivalence method and the manner in which it was developed.

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

On May 22, 2009, we held our annual stockholders meeting. In connection with the stockholders meeting, we solicited proxies for the election of Paul A. Brooke, Michael R. Dougherty and Robert J. Glaser, as our class I directors. The record date for determining the stockholders entitled to receive notice of, and vote at, the meeting was April 3, 2009. We had 77,406,917 shares of our common stock outstanding on the record date for the meeting, of which 59,645,758 were represented at the stockholders meeting by proxy. Such shares were voted at the stockholders meeting as follows:

	FOR	WITHHOLD AUTHORITY
Paul A. Brooke	57,331,322	2,314,436
Michael R. Dougherty	57,955,479	1,690,279
Robert J. Glaser	57,777,594	1,868,164

Dr. William D. Claypool is the Class II director whose term continued after the annual meeting. John R. Leone, Vincent J. Milano and Howard H. Pien are the Class III directors whose terms continued after the annual meeting. On June 5, 2009, the board of directors, based upon the recommendation of the board’s Nominating and Corporate Governance Committee, appointed Frank Baldino, Jr. Ph.D. to serve as a Class II director.

Additionally, we solicited proxies for (i) the amendment and restatement of our employee stock purchase plan to increase the number of shares of common stock available for issuance under that plan by 300,000 shares and (ii) the ratification of the appointment of KPMG as the Company’s independent registered public accounting firm. Each proposal was approved as the affirmative vote of the holders of a majority of the shares represented in person or by proxy and entitled to vote on these items was required for approval. Broker non-votes were counted solely for purposes of determining whether a quorum was present and therefore did not have an effect on these proposals. Shares were voted at the stockholders meeting on these items as follows:

Amendment Of Our Employee Stock Purchase Plan

FOR:	38,936,698
AGAINST:	1,234,581
ABSTAIN:	1,910,725
BROKER NON-VOTES:	17,563,754

Ratification of the Appointment of KPMG as the Company’s independent registered public accounting firm

FOR:	58,824,874
AGAINST:	664,459
ABSTAIN:	156,425
BROKER NON-VOTES:	0

ITEM 6.	Exhibits

10.1††	Amended and Restated ViroPharma Incorporated 2000 Employee Stock Purchase Plan. (1)

10.2††	Form of Amended and Restated Change of Control Agreement with the Executive Officers. (2)

10.3††	Form of Amended and Restated Change of Control Agreement with the General Counsel. (2)

10.4†	Intermediate Supply Agreement with Biotest AG dated as of June 19, 2009 by and between ViroPharma SPRL, a wholly owned subsidiary of ViroPharma Incorporated ,and Biotest AG. *

10.5†	Amendment to Distribution and Manufacturing Services Agreement dated as of July 18, 2009 by and between ViroPharma Biologics, Inc., a wholly owned subsidiary of ViroPharma Incorporated, and Sanquin Blood Supply Foundation. *

31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Field as Annex A to the Company’s Proxy Statement filed with the Commission on April 10, 2009.
(2)	Filed as an Exhibit to the Company’s Current Report on Form 8-K filed with the Commission on June 17, 2009.
*	Filed herewith
†	Portions of this exhibit were omitted and filed separately with the Secretary of the Commission pursuant to an application for confidential treatment filed with the Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.
††	Compensation plans and arrangements for executives and others.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VIROPHARMA INCORPORATED

Date: July 29, 2009	By:	/s/ Vincent J. Milano
Vincent J. Milano President and Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Charles A. Rowland, Jr.
Charles A. Rowland, Jr. Vice President, Chief Financial Officer (Principal Financial Officer)

	By:	/s/ Richard S. Morris
Richard S. Morris Chief Accounting Officer and Controller (Principal Accounting Officer)