Form 10-K
period 2009-12-31
VIROPHARMA INC
filed 2010-02-25
CIK 946840

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2009

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

Large Accelerated Filer ☐	Accelerated Filer ☒	Non-accelerated filer ☐	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The approximate aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $401.7 million as of June 30, 2009, based upon the closing sale price per share of the Common Stock as quoted on the Global Market segment of the NASDAQ Stock Market on that date.

The number of shares of the registrant’s Common Stock outstanding as of February 19, 2010 was 77,480,094 shares.

DOCUMENTS INCORPORATED BY REFERENCE

As stated in Part III of this Annual Report on Form 10-K, portions of the registrant’s definitive proxy statement for the registrant’s 2009 Annual Meeting of Stockholders scheduled to be held on May 24, 2010 are incorporated by reference in Part III of this Annual Report on Form 10-K.

VIROPHARMA INCORPORATED

FORM 10-K ANNUAL REPORT

For Fiscal Year Ended December 31, 2009

“ViroPharma,” “ViroPharma” plus the design, “Cinryze”, CinryzeSolutions and “Vancocin” are trademarks and service marks of ViroPharma or its licensors. We have obtained trademark registration in the United States for the marks in connection with certain products and services. All other brand names or trademarks appearing in this Annual Report on Form 10-K are the property of others.

Unless the context requires otherwise, references in this report to “we,” “our,” “us,” “Company” and “ViroPharma” refer to ViroPharma Incorporated and its subsidiaries.

PART I

ITEM 1.	BUSINESS

ViroPharma Incorporated and subsidiaries is a global biotechnology company dedicated to the development and commercialization of products that address serious diseases, with a focus on products used by physician specialists or in hospital settings. We have two marketed products and two development programs. We intend to grow through sales of our marketed products, CinryzeTM and Vancocin®, through continued development of our product pipeline, expansion of sales of Cinryze into additional territories and through potential acquisition or licensing of products or acquisition of companies.

We market and sell Cinryze in the United States for routine prophylaxis against angioedema attacks in adolescent and adult patients with hereditary angioedema (HAE). Cinryze is a C1 esterase inhibitor therapy for routine prophylaxis against HAE, also known as C1 inhibitor (C1-INH) deficiency, a rare, severely debilitating, life-threatening genetic disorder. Cinryze was obtained in October 2008, when we completed our acquisition of Lev Pharmaceuticals, Inc. (Lev). On January 8, 2010 we obtained expanded rights to commercialize Cinryze and future C1-INH derived products in certain European countries and other territories throughout the world (as described in the strategic relationships section) as well as rights to develop future C1-INH derived products for additional indications. We intend to seek to commercialize Cinryze in Europe in 2011 in countries which we have distribution rights. We are currently evaluating our commercialization plans in additional territories. We also intend to conduct studies to identify further therapeutic uses and expand the labeled indication for Cinryze to potentially include other C1 mediated diseases as well as new modes of administration.

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

We currently have two development programs, C1 esterase inhibitor [human] to identify further therapeutic uses and potential additional indications and other modes of administration for the treatment of HAE and other C1 mediated diseases and a non-toxigenic strain of C. difficile (NTCD) for the treatment and prevention of CDI. On August 6, 2009 we announced that dosing has begun in the Phase 1 clinical trial for NTCD. The Phase 1 study will determine the safety and tolerability of NTCD dosed orally as a single and repeat escalating doses in healthy young and older adults. On February 9, 2009, we announced that our Phase 3 trial evaluating maribavir used as prophylaxis in allogeneic stem cell, or bone marrow, transplant (SCT) patients did not achieve its primary endpoint. In the primary analysis, there was no statistically significant difference between maribavir and placebo in reducing the rate of CMV disease. Additionally, on February 13, 2009, we announced that enrollment in our Phase 3 trial evaluating maribavir in liver transplant patients was discontinued and that all patients on study drug were moved to the current standard of care. We continue to evaluate our maribavir program in light of the Phase 3 clinical trial results.

We licensed the U.S. and Canadian rights for a further product development candidate, an intranasal formulation of pleconaril, to Merck & Co., Inc. (Merck) for the treatment of picornavirus infections.

We intend to continue to evaluate in-licensing or other opportunities to acquire products in development, or those that are currently on the market. We plan to seek products that treat serious or life threatening illnesses, which treat high unmet medical needs, which require limited commercial infrastructure, and that have the potential to provide both top and bottom line growth.

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

The following chart generally describes our approved products:

Product	Marketplace	Disease	Program Indication	Product Status
Cinryze – IV	US	HAE	Prophylaxis	Marketed

Vancocin	US	CDI	Treatment	Marketed

The following chart generally describes our investigational products:

Product	Marketplace	Disease	Proposed Indication	Product Status
C1 esterase inhibitor [human] – IV	EU	HAE	Prophylaxis and acute	Prefiling

C1 esterase inhibitor [human] – IV	ROW*	HAE	Prophylaxis and acute	Prefiling

Non-toxigenic strain of C. difficile (NTCD)	Worldwide	CDI	Treatment and prevention	Phase 1

C1 esterase inhibitor [human] – subcutaneous administration	Worldwide	HAE	Prophylaxis	Phase 1

C1 esterase inhibitor [human] – IV	Worldwide	Additional indications under evaluation		Preclincial

Maribavir	Worldwide, other than Japan	CMV	Treatment and prevention	Evaluating Program

*	ROW is defined in the Strategic Relationships section of the document.

Marketed Products

Cinryze

The FDA granted approval for Cinryze in October 2008 for routine prophylaxis against attacks in adolescent and adult patients with hereditary angioedema (HAE). HAE is a genetic disorder characterized by episodes of edema (swelling) in the extremities, face, abdomen, and airway passages. The majority of patients have episodes of severe abdominal pain, nausea and vomiting that is caused by swelling in the intestinal wall. Attacks that involve the face and throat must be taken seriously and medical treatment should be sought without delay. Swelling of the throat can close the air passage and cause death by suffocation. The mortality rate from untreated airway obstruction has been reported to be over 40% with death most frequently caused by asphyxiation due to airway closure. The course of the disease is diverse and unpredictable, even within a single patient over his or her lifetime. Swelling caused by HAE usually lasts for 24-72 hours, but the length of an attack can range from four hours to four days. On average, patients experience approximately one attack per month, but the frequency is highly variable. As many as 5% to 10% of patients are severely affected, experiencing attacks one to three times per week. HAE affects between 1 in 10,000 and 1 in 50,000 individuals worldwide and there are believed to be as many as 11,000 people with HAE in the United States.

HAE is caused by a defective gene for C1 inhibitor (C1-INH), and this defect is passed on in families, such that—a child has a 50% chance of inheriting this disease if one parent is affected. The absence of family history, however, does not rule out HAE diagnosis, and as many as 20% of HAE cases involve patients who appear to have had a spontaneous mutation of the C1-INH gene. This genetic defect results in the production of either inadequate levels or poorly functioning C1-INH protein.

C1-INH is a normal constituent of human blood and primarily regulates activation of key inflammatory and coagulation biochemical pathways, specifically the contact and complement pathways in addition to the fibrinolytic system. Regulation of these systems is performed through the formation of complexes between pathway proteinase enzyme and C1-INH, resulting in inactivation of both and consumption of C1-INH. HAE patients have low levels of endogenous or functional C1-INH. Although the events that induce angioedema attacks in HAE patients are not well defined, it is thought that increased blood vessel permeability leading to swelling and the clinical manifestations of HAE attacks are mediated primarily through contact system activation. Administration of Cinryze increases plasma levels of C1-INH activity. Increased levels of functional C1-INH are thought to suppress contact system activation through the inactivation of plasma kallikrein and factor XIIa, preventing the generation of bradykinin, a natural peptide thought to be responsible for modulation of blood vessel permeability.

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

Traditionally, HAE has been classified into two types (I and II). The most common form of the disease, Type I, is characterized by low levels of C1-INH and affects about 85% of patients, whereas Type II HAE affects 15% of patients and is characterized by poorly functioning C1-INH. A third type of HAE has been identified in which the abnormal C1-INH protein binds to albumin, effectively reducing the amount of functional C1-INH.

Current Treatments of HAE

Treatment of HAE can be categorized as: (i) mitigation or acute treatments to remedy the symptoms of infrequent episodic acute attacks; and (ii) preventive or prophylactic treatments for patients severely affected by HAE.

Current therapies primarily focus upon treating the symptoms of an acute attack. Two therapeutic agents that can be used for treatment of acute attacks were approved by the FDA in 2009, a kallikrein inhibitor and a C1-INH. For swelling of the intestinal wall, which can cause debilitating pain, narcotics such as morphine and antiemetics for nausea are often given. For severe laryngeal swelling, which can be life threatening, rescue therapy such as intubation or tracheotomy may be required. The use of fresh frozen plasma, which contains C1-INH but which also contains a wide variety of other factors that may activate multiple inflammatory pathways and exacerbate an attack, is also used in some instances.

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

The FDA granted Cinryze seven years of marketing exclusivity for routine prophylaxis of HAE upon FDA approval pursuant to the Orphan Drug Act. The Office of Orphan Products Development originally granted orphan drug designation for Cinryze on July 16, 2004. We are currently conducting a phase 4 study to evaluate the safety and effect of escalating doses of Cinryze as prophylactic therapy which was a post approval requirement of the FDA.

Vancocin

In November 2004, we acquired all rights in the U.S. and its territories to manufacture, market and sell Vancocin, as well as rights to certain related vancomycin products, from Eli Lilly and Company (Lilly). Lilly retained its rights to Vancocin outside of the U.S. and its territories. Vancocin is approved by the FDA for treatment of enterocolitis caused by S. aureus (including methicillin-resistant strains) and antibiotic associated pseudomembranous colitis caused by C. difficile. Both are potentially serious infections of the gastrointestinal (GI) tract. S. aureus enterocolitis is rare; accordingly, infection with C. difficile is the indication that accounts for the majority of Vancocin’s use.

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

CDI is not a nationally reportable disease and as such it is difficult to estimate the actual incidence of disease with precision. Based on reports from the Centers for Disease Control and Prevention (CDC) and peer-reviewed publications, we estimate that at least 500,000 patients were affected by CDI in 2008. In recent years, many clinicians reported treating increasing numbers of patients with severe CDI and increased mortality rates. Clinicians have also noted that some patients are progressing from mild/moderate disease to severe disease or death more rapidly than previously observed. The overall incidence of CDI may have plateaued or even decreased in 2009 relative to 2008, however reliable data on current incidence are limited.

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

In December 2008, FDA changed OGD’s 2006 bioequivalence recommendation, which we have opposed since its original proposal in March 2006, by issuing draft guidance for establishing bioequivalence to Vancocin which would require generic products that have the same inactive ingredients in the same quantities as Vancocin (“Q1 and Q2 the same”) to demonstrate bioequivalence through comparative in vitro dissolution testing. Under this latest proposed method, any generic product that is not Q1 and Q2 the same as Vancocin would need to conduct an in vivo study with clinical endpoints to demonstrate bioequivalence with Vancocin. On August 4, 2009 the FDA’s Pharmaceutical Science and Clinical Pharmacology Advisory Committee voted in favor of the portion of the OGD’s 2008 draft guidelines on bioequivalence for Vancocin that restricts in vitro bioequivalence testing for generic products that are, among other things, Q1 and Q2 the same as Vancocin.

Product Pipeline

We currently have two development programs. Our C1 esterase inhibitor [human] related development program focuses on our efforts to commercialize Cinryze in Europe and certain other countries, conduct clinical studies to identify additional therapeutic uses to expand the labeled indication for C1 esterase inhibitors to potentially include other C1 mediated diseases as well as new modes of administration of C1 esterase inhibitors. We are also conducting Phase 1 clinical studies targeting the treatment and prevention of CDI utilizing the spore form of a non-toxin producing strain of C. difficile (NTCD). We continue to evaluate our maribavir program in light of the Phase 3 clinical trial results.

In addition, we have licensed intranasal pleconaril to Merck who has assumed responsibility for all development and commercialization of pleconaril in the U.S. and Canada.

HAE Program

Cinryze IV—EU and ROW

In January 2010, we obtained expanded rights to commercialize Cinryze in certain countries in Europe and ROW as well as rights to develop future C1-INH derived products for additional indications. We intend to commercialize Cinryze in Europe when the product has received the EMA commission approval which we anticipate during 2011. HAE affects between 1 in 30,000 and 1 in 50,000 individuals in Europe. We are seeking approval to market Cinryze IV to patients in Europe for the treatment and routine prophylaxis against attacks in adolescent and adult patients with HAE. Part of this commercialization plan was obtaining Orphan Drug designation for Europe which was granted in October 2009.

C1-INH concentrate has been marketed to HAE patients for acute treatment in Europe for 25 years. Our ability to compete in this marketplace is contingent upon our success in differentiating Cinryze IV over existing CI-INH products.

We are currently in the early stages of identifying the steps necessary to launch in territories outside of the US and EU.

Cinryze IV—Other C1 mediated diseases and Cinryze—other formulations

We are currently evaluating with our partner Sanquin, the feasibility of additional therapeutic uses and potential indications in addition to other formulations and modes of administration for Cinryze. We have conducted a Phase 1 study utilizing subcutaneous administration and expect to commence a Phase 2 study in 2010. We also intend to conduct studies to identify further therapeutic uses and additional potential indications for other C1 mediated diseases. Our initial focus includes investigating C1-INH in transplant patients. Finally, we are currently evaluating a recombinant C1-INH technology which may be incorporated in the treatment of C1 mediated diseases.

CDI Program

NTCD

In February 2006, we announced that we had entered into a licensing agreement with Dr. Dale Gerding, of the Hines VA, for the rights to develop non-toxigenic strains of C. difficile (NTCD) for the treatment and prevention of CDI. We plan to initially focus our efforts on the opportunity to prevent recurrence of CDI, using oral administration of spores of non-toxin producing C. difficile. According to published literature, approximately 20 to 30 percent of patients suffering from CDI will have at least one episode of relapse of disease. The goal of our NTCD program is to prevent such recurrence of disease. There is also the potential for NTCD to be used as primary prevention for CDI.

Over the past several years, CDI has increased in severity and incidence. As such, the number of recurrent infections has also increased. According to a recent survey, 55 percent of participating US hospitals reported an increase in the number of treatment relapses over a recent 12 month period. Because of this dramatic increase, finding new alternatives to prevent recurrent CDI remains an important medical goal. The underlying concept of this approach is to first treat the disease with an effective product like Vancocin and eradicate the dangerous toxin-producing C. difficile which causes severe CDI. The treated patient could potentially then be dosed with oral NTCD to re-colonize the GI tract and prevent the pathogenic C. difficile bacteria from re-infecting the colon until normal GI flora returns and the patient is no longer susceptible to disease.

In August 2009, dosing began in the Phase 1 clinical trial for NTCD. The Phase 1 study will determine the safety and tolerability of NTCD dosed orally as single and repeat escalating doses in healthy young (18-45 years of age) and older (60 years of age and older) adults. The study is being conducted in Switzerland. Should the therapy be well tolerated, we plan to initiate NTCD repeat dosing in older adults following exposure to oral antibiotics.

Antibiotic use is associated with disruption of gastrointestinal flora which renders individuals susceptible to C. difficile colonization. The goal of NTCD dosing following antibiotic exposure is to colonize with this non-toxigenic strain of C. difficile and to prevent colonization by toxigenic strains, thereby preventing disease. We expect the results of this Phase 1 clinical trial in the second half of 2010.

CMV Program

We continue to evaluate our maribavir program in light of the Phase 3 clinical trial results. On February 9, 2009, we announced that our Phase 3 trial evaluating maribavir used as prophylaxis in allogeneic stem cell, or bone marrow, transplant (SCT) patients did not achieve its primary endpoint. In the primary analysis, there was no statistically significant difference between maribavir and placebo in reducing the rate of CMV disease. In addition, the study failed to meet its key secondary endpoints. Maribavir was generally well tolerated in this clinical study.

On February 13, 2009, we announced that enrollment in our Phase 3 trial evaluating maribavir in liver transplant patients was discontinued and that all patients on study drug were moved to current standard of care. This decision was made based on the results of the Phase 3 study of maribavir in stem cell transplant patients, and the recommendation from our independent Data Monitoring Committee who considered the rate of viremia in both arms of the study. Subsequent to our announcements in February 2009, we have continued to wind down our two Phase 3 studies evaluating maribavir.

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

Business Development

We intend to continue to evaluate in-licensing or other opportunities to acquire products in development, or those that are currently on the market. We plan to seek products that treat serious or life threatening illnesses with a high unmet medical need, require limited commercial infrastructure to market, and that have the potential to provide both top and bottom line growth over time.

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

As part of the merger consideration payable to the former stockholders of Lev, we agreed to make up to two CVR payments upon the achievement of regulatory and commercial targets. As of December 31, 2009, only the second CVR as described below remains achievable. The target for the first CVR payment of $0.50 per share (or $87.5 million) is no longer achievable and will not be paid as during the fourth quarter of 2009, a third party’s human C1 inhibitor product was approved for the acute treatment of HAE and granted orphan exclusivity. The second CVR payment of $0.50 per share ($87.5 million) becomes payable if Cinryze reaches at least $600 million in cumulative net product sales by October 2018.

Strategic Relationships

Cinryze and Sanquin

Pursuant to the terms of an existing Distribution and Manufacturing Services Agreement between our subsidiary ViroPharma Biologics, Inc. (“VP Biologics”) with Stichting Sanquin Bloedvoorziening (Sanquin Blood Supply Foundation) (“Sanquin”) (the “Original Sanquin Agreement”), we held (i) the exclusive right to distribute, market, offer for sale, sell, import and promote C1-INH derived from human plasma (including Cinryze) manufactured by Sanquin for the treatment of HAE in all countries in North America and South America (other than the Dutch Overseas Territories, Argentina and Brazil) and Israel, and (ii) a right of first refusal to distribute, market, offer for sale, sell, import and promote C1-INH derived from human plasma manufactured by Sanquin for the treatment of HAE in certain other geographic regions and under certain conditions.

On January 8, 2010 we obtained the exclusive rights to research, develop, import, use, sell and offer for sale C1-INH derived products (other than Cetor) worldwide, other than the Excluded Territory (as defined below) for all potential indications pursuant to a Manufacturing and Distribution Agreement (Europe and ROW) between our European subsidiary, ViroPharma SPRL (“VP SPRL”) and Sanquin (the “ROW Agreement”). The Excluded Territory includes (i) certain countries with existing distributors of Cinryze, Cetor and Cetor NF namely France, Ireland, the United Kingdom, Egypt, Iran, Israel, Indonesia, Turkey, Argentina and Brazil (the “Third Party Distributors”) and (ii) countries in which Sanquin has historically operated namely, Belgium, Finland, Luxemburg and The Netherlands (including the Dutch Overseas Territories) (the “Precedent Countries” and collectively, the “Excluded Territory”). In the event that any agreement with a Third Party Distributor in the Excluded Territory is terminated, we have a right of first refusal to obtain the foregoing exclusive licenses to the C1-INH derived products with respect to such terminated country.

Also on January 8, 2010, we amended and restated the Original Sanquin Agreement (the “Restated US Agreement”). Pursuant to the terms of the Restated US Agreement, we retained the rights to distribute, market, offer for sale, sell, import and promote C1-INH derived from human plasma (including Cinryze) manufactured by Sanquin for the treatment of HAE in all countries in North America and South America (other than the Dutch Overseas Territories, Argentina and Brazil) and Israel.

The initial term of the Restated US Agreement ends on December 31, 2015. The term will automatically renew for up to eighteen years (comprised of six three-year periods), unless the Restated US Agreement is earlier terminated by either party. Sanquin may terminate this Restated US Agreement by providing written notice to us at least three years prior to the end of the initial term or any subsequent renewal period. We may terminate the Restated US Agreement by providing written notice to Sanquin at least two years prior to the end of the initial term or any subsequent renewal period. Each party may terminate the Restated US Agreement upon written notice in the event of: (i) an uncured material breach of the other party or (ii) the other party is declared insolvent or bankrupt, a voluntary petition of bankruptcy is filed by the other party, the other party makes or executes any assignment for the benefit of creditors or a receiver is appointed to control the business of the other party.

The initial term of the ROW Agreement will end on December 31, 2019, but shall automatically renew for up to eighteen years (comprised of six three-year periods), unless the ROW Agreement is earlier terminated by either party. Sanquin may terminate the ROW Agreement by providing written notice to us at least three years prior to the end of the initial term or any subsequent renewal period. We may terminate the ROW Agreement by providing written notice to Sanquin at least two years prior to the end of the initial term or any subsequent renewal period. Each party may terminate the ROW Agreement upon written notice to the other in the event of: (i) an uncured material breach of the other party or (ii) in the event that other party (1) applies for or consents to an appointment of a receiver for itself or all or substantially all of its assets, (2) makes an assignment for the benefit of creditors, (3) commences a voluntary case or bankruptcy or consents to any bankruptcy or restructuring relief or the appointment of or taking possession of its property in any such proceeding or (4) takes any corporate action to effect any of the foregoing.

In January 2010, both parties established a Joint Steering Committee comprised of an equal number of representatives from each of the parties to the agreements. The Joint Steering Committee shall serve as a forum to establish and discuss progress under, among others, (i) a global commercialization plan; (ii) clinical development programs of ViroPharma and Sanquin early stage research programs; (iii) manufacturing capacity schedules; (iv) pharmacovigilence matters; (v) quality matters; (vi) manufacturing improvement programs; and (vii) regulatory matters.

Subject to certain terms of each of the Restated US Agreement and the ROW Agreement, if we do not use commercially reasonable efforts to file applications for marketing authorization of Cinryze or launch Cinryze in accordance with a commercialization plan for the applicable territories, as approved by the Joint Steering Committee, Sanquin may (upon prior written notice to us) terminate our rights in the applicable country.

In addition, pursuant to the terms of the ROW Agreement, Sanquin may conduct certain early stage research programs (the “Early Stage Research Programs”), and we will provide to Sanquin €1,000,000 (approximately $1.4 million) per year for a period of five years to support such Early Stage Research Programs. We have a right of first refusal to further develop and commercialize the subject matter of each such Early Stage Research Program worldwide (except for the Excluded Territory) subject to Sanquin’s and its research partners’ right to use any such intellectual property for their internal, non-commercial research purposes. Except for the Early Stage Research Programs, we will be solely responsible for conducting all clinical trials and other development activities necessary to support our efforts to obtain regulatory approval of Cinryze in additional territories as well as any future C1-INH derived products developed pursuant to the ROW Agreement. Sanquin has the right to approve any such clinical trials and development activities through the Joint Steering Committee.

Sanquin may include in its regulatory dossiers improvements to Cinryze for the hereditary angioedema (“HAE”) indication, solely for the marketing and sale of Cetor or Cetor NF in the Excluded Territory. If there are (i) new indications relating to any C1-INH product or (ii) improvements relating to the HAE-indication that cannot be included in Sanquin’s regulatory dossiers, Sanquin will receive a royalty-free license to sell Cinryze or the future product for these new indications or improvements in the Precedent Countries.

Sanquin has agreed to indemnify us and our affiliates for certain losses, except to the extent we have an obligation to indemnify Sanquin. We have agreed to indemnify Sanquin and its affiliates for all losses arising from (i) our infringement of any third party’s intellectual property as a result of the sale of Cinryze or any future C1-INH derived products in the territories covered by the agreements, (ii) a breach by us of the terms of the agreements, (iii) certain tax liabilities and (iv) our negligence or willful misconduct, except, in each case, to the extent Sanquin has an obligation to indemnify us.

Without Sanquin’s prior written consent, we shall not enter into a merger, be acquired by or sell substantially all of our assets to a manufacturer and/or distributor of a plasma derived C1 esterase inhibitor or another plasma-derived product approved under applicable law for marketing for the same or comparable clinical indications as Cinryze or any future C1-INH derived products. We may not, without the consent of Sanquin, distribute, market, offer for sale, sell, import or promote any competitive product in the territory covered by the Restated US Agreement until December 31, 2018. In addition, we may not, without the consent of Sanquin, distribute, market, offer for sale, sell, import or promote any competitive product in the territories covered by the ROW Agreement until December 31, 2019.

In the event that VP Biologics has become bankrupt or insolvent and has committed an uncured breach of the Restated US Agreement, Sanquin will immediately obtain VP Biologics’ rights to the marketing authorizations for Cinryze obtained by us and the applications for marketing authorization of Cinryze filed by us. ViroPharma Incorporated will guarantee VP Biologics’ performance under the Restated US Agreement. In the event that VP SPRL becomes bankrupt or insolvent and commits an uncured breach of the ROW Agreement, Sanquin will immediately obtain our rights to the regulatory approvals for the products obtained by us under the ROW Agreement and the applications for regulatory approval of the product filed by us under the ROW Agreement. ViroPharma Incorporated will guarantee VP SPRL’s performance under the ROW Agreement in the event of a bankruptcy.

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

We paid Lilly an upfront cash payment of $116.0 million and we are obligated to pay additional purchase price consideration based on annual net sales of Vancocin through 2011. As of December 31, 2009, we have paid an aggregate of $37.1 million to Lilly in additional purchase price consideration, as our net sales of Vancocin surpassed the maximum obligation level of $65 million in 2005 through 2009.

For annual net sales during 2010 through 2011, we are obligated to pay additional amounts of 35% on net sales between $45 and $65 million. No additional payments are due to Lilly on net sales of Vancocin below or above the net sales levels. We account for additional purchase price consideration as contingent consideration and record an adjustment to the carrying amount of the related intangible assets and a cumulative adjustment to the intangible amortization upon achievement of the related sales milestones. See Note 6 of the Consolidated Financial Statements for additional information regarding intangible assets and amortization.

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

Picornaviruses and Merck

In November 2004, we entered into a license agreement with Merck under which Merck has assumed responsibility for all future development and commercialization of pleconaril in the U.S. and Canada. Merck paid us an upfront option fee of $3.0 million in November 2003. In August 2004, Merck exercised its option to enter into a full license agreement with us following its assessment of the product’s performance in characterization studies. Merck paid us an initial license fee of $10.0 million in December 2004 and purchased our inventory of bulk drug substance for an additional $6.0 million in January 2005. We are also eligible to receive up to an additional $65.0 million in milestone payments upon achievement of certain targeted regulatory and commercial events, as well as royalties on Merck’s sales of intranasal pleconaril in the licensed territories. Merck is now responsible for the development and commercialization of the intranasal formulation of pleconaril for the treatment of the common cold. Sanofi-Aventis has exclusive rights to market and sell pleconaril in countries other than the U.S. and Canada.

Picornaviruses and Sanofi-Aventis

In our agreement with Sanofi-Aventis, originally entered into in December 1995 and amended and restated in February 2001, we received exclusive rights under patents owned by Sanofi-Aventis to develop and market all products relating to pleconaril and related compounds for use in picornavirus disease indications in the U.S. and Canada, as well as a right of first refusal for any other indications in the U.S. and Canada. We further amended our agreement with Sanofi-Aventis in November 2003 in connection with our entry into the option agreement with Merck in respect of intranasal pleconaril. As a result of Merck’s August 2004 exercise of its option to continue the development and commercialization of pleconaril, the November 2003 amendment provided that, amongst other things, the royalty rate payable to Sanofi-Aventis was reduced. Pleconaril is covered by one of the licensed U.S. patents, which expires in 2012, and one of the licensed Canadian patents, which expires in 2013. We will be dependent on Sanofi-Aventis to prosecute and maintain certain of these patents, and to file any applications for patent term extension. We also may be dependent on Sanofi-Aventis to protect such patent rights.

Under our agreement with Sanofi-Aventis, until the expiration or termination of the agreement, we must make royalty payments on any sales of products in the U.S. and Canada developed under the agreement, which royalty payments will be reduced upon the expiration of the last patent on pleconaril or any related drug, except for reduced royalty payments on Merck’s sales of the drug, if any, which extends indefinitely. We are entitled to royalties from Sanofi-Aventis on sales of products by Sanofi-Aventis outside the U.S. and Canada. Sanofi-Aventis will make a milestone payment to us upon submission of pleconaril for regulatory approval in Japan. We are required to pay a portion of these royalties and milestones payable to Merck under our agreement with them.

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

Cinryze

In conjunction with the Lev acquisition, we acquired a Distribution and Manufacturing Services Agreement with Sanquin, which was amended and restated in January 2010 as described above. Additionally, in January 2010, we entered into the ROW Agreement as described above.

Restated U.S. Agreement

The terms of the Restated US Agreement related to manufacturing provide that Sanquin shall manufacture Cinryze for us on a toll manufacturing basis, using plasma supplied by us, for a manufacturing fee. During the term, we shall purchase from Sanquin an annual minimum quantity of Cinryze established by the parties for such calendar year.

Sanquin is implementing structural and equipment changes to its Amsterdam and Brussels manufacturing facilities. We previously funded such changes to the Brussels manufacturing facility and a portion of such changes to the Amsterdam manufacturing facility, each through a loan facility of an aggregate amount of €7,500,000 (approximately $10.4 million). Pursuant to the Restated US Agreement, Sanquin will implement additional structural and equipment changes to the Brussels manufacturing facility, financed through an additional €5,000,000 (approximately $7.2 million) loan facility provided by us. Sanquin will repay all such loan amounts by January 1, 2015 by providing us with a discount to the per unit purchase price of product.

Sanquin will use commercially reasonable efforts to obtain regulatory approval to manufacture Cinryze in the Amsterdam manufacturing facility prior to a date agreed to by the parties. Sanquin will enter into manufacturing agreements with one or more third party manufacturers, which may include affiliates of Sanquin, (reasonably acceptable to us) pursuant to which such third party manufacturers shall provide certain back-up manufacturing facilities for Cinryze. In the event that certain events occur which result in Sanquin permanently ceasing to manufacture Cinryze, Sanquin will grant us a perpetual license under its intellectual property related to Cinryze and assign to us each of the agreements with such third party manufacturers. In consideration thereof, we will pay a one-time fee to Sanquin as well as a royalty on future sales of Cinryze or any future C1-INH product.

ROW Agreement

The terms of the ROW Agreement related to manufacturing provide that Sanquin will manufacture Cinryze either based on a supply of plasma provided by Sanquin or on a toll-manufacturing basis using plasma supplied by us for a manufacturing fee. The manufacturing fee will be comprised of a base fee and a royalty which shall vary based upon the source of the plasma utilized. The parties will negotiate in good faith a new purchase price and manufacturing fee for any additional new products developed in accordance with the terms of the ROW Agreement. Beginning in 2015, we shall purchase at least a minimum quantity of Cinryze or future C1-INH product from Sanquin annually, which quantities shall be determined by the Joint Steering Committee in 2013.

Sanquin will enter into manufacturing agreements with one or more third party manufacturers, which may include affiliates of Sanquin, (reasonably acceptable to us) pursuant to which such third party manufacturers shall provide certain back-up manufacturing facilities for the products. In the event that certain events occur which result in Sanquin permanently ceasing to manufacture Cinryze of future C1-INH derived products, Sanquin will grant us a perpetual license under its intellectual property related to Cinryze or any future C1-INH product and assign to us each of the agreements with such third party manufacturers. In consideration thereof, we will pay a one-time fee to Sanquin as well as a royalty on future sales of Cinryze or any future C1-INH product.

Plasma

Cinryze is derived from human plasma sourced from commercial plasma suppliers. The sourcing of plasma, and the production of products derived from plasma, is regulated extensively by the FDA and other medical product and health care regulatory agencies. We rely on a combination of sources for plasma including (i) long term supply agreements, (ii) periodic “spot purchases” of plasma from third party plasma suppliers, and (iii) we are exploring options to acquire our own plasma centers.

Supply Agreement with DCI Management Group, LLC

In connection with our acquisition of Lev, we became party to a supply agreement for the purchase and sale of plasma with DCI Management Group, LLC pursuant to which we will purchase quantities of U.S. Source Plasma to be utilized in the production of product under our Distribution and Manufacturing Services Agreement with Sanquin Blood Supply Foundation. In July 2009 we amended the terms of the agreement. Under the amended agreement, the supplier agreed to sell us specified annual quantities of plasma in accordance with applicable good manufacturing practices. Our annual purchase commitment is between $19.3 million and $25.4 million for the balance of the term of the agreement. Our contractual purchase commitments are subject to annual percentage increases based on market conditions and do not include the cost of additional pre-delivery testing which we may require the supplier to undertake. We estimate our remaining commitment under this agreement to be approximately $139.0 million.

The amended agreement expires December 31, 2015, unless sooner terminated in accordance with its terms. Either party may terminate the agreement upon written notice if the other party is in material breach of any provision thereof, subject to applicable cure periods. Subject to the supplier’s ability to mitigate damages, in the event we are in default of our payment obligation under the contract, we will be liable to purchase the minimum quantities of plasma specified under the contract for the balance of the term. Upon expiration of the agreement, or in the event the agreement is terminated for reasons other than as set forth above, we will be obligated to purchase a closing inventory of plasma in the quantity specified in the agreement.

Intermediate Supply Agreement with Biotest AG

On June 19, 2009, we entered into an intermediate supply agreement (the “Supply Agreement”) with Biotest AG (“Biotest”) pursuant to which we will sell to Biotest all excess output of specific intermediate plasma products (the “Intermediates”) derived from the plasma processed by Sanquin in manufacturing Cinryze. In addition, we offered Biotest a right of first refusal to purchase unprocessed plasma in the event we elect to sell unprocessed plasma to a third party. Biotest also agreed to provide us with a right of first refusal, subject to certain exceptions, to repurchase certain by products derived from the Intermediates. The Supply Agreement has an initial term expiring December 31, 2014, unless sooner terminated. In addition we established pricing for a pre-determined volume of source plasma (the “Target Volume”), provided that the parties shall renegotiate pricing terms upon achievement of the Target Volume. Either party may terminate the Supply Agreement upon written notice if the other party is in material breach of any provision thereof, subject to applicable cure periods. In the event of a breach of the Supply Agreement by Biotest, Biotest shall be liable to purchase all amounts of Intermediates deliverable under the Supply Agreement during its remaining term.

Purchase Agreement with Plasma Centers of America, LLC

On April 3, 2008, we entered into a purchase agreement with Plasma Centers of America, LLC (PCA) pursuant to which we and PCA will, subject to the terms and conditions of the purchase agreement, consummate the following transactions: (1) construction of three new plasma collection centers (New Centers) by PCA; (2); the acquisition by us of a maximum of the three new plasma collection centers, assuming the satisfaction of certain performance targets by PCA and (3) purchase by us of source plasma from each of these new collection centers in accordance with the terms of the purchase agreement.

On October 20, 2009, we and PCA entered into a letter agreement providing for the termination of the purchase agreement with PCA dated April 3, 2008. Pursuant to the Letter Agreement, the Purchase Agreement was immediately terminated and ViroPharma is no longer obligated to perform its obligations under the Purchase Agreement. The Letter Agreement provides that PCA shall not be obligated to refund any payments previously made by ViroPharma to PCA, and also contains mutual releases between the parties. The parties determined to mutually terminate the Purchase Agreement following disagreements regarding project timelines.

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

Customers

We sell our products directly to wholesale drug distributors and specialty pharmacies/specialty distributors who then distribute the product to pharmacies, hospitals, patients, physicians and long term care facilities, among others. Net product sales to customers who accounted for 10% or more of our net product sales during the years ended December 31, 2009, 2008 and 2007 are as follows:

	Percentage of total revenues
	2009	2008	2007
Customer A	29%	39%	37%
Customer B	25%	38%	40%
Customer C	13%	17%	16%
Customer D	12%	—	—

Total	79%	94%	93%

In 2009, four wholesalers represented 79% of our total net product sales. We do not believe that the loss of any one of these wholesalers would have a material adverse effect on product sales because product sales would shift to other wholesalers or alternative forms of distribution. However, the loss of a wholesaler could increase our dependence on a reduced number of wholesalers. We have entered into distribution service agreements with the parties identified in the table above.

Marketing and Sales

Our initial sales organization was established in 2008 in the Northeastern U.S. to target doctors and hospitals to promote Vancocin. With the commercial launch of Cinryze, we have transitioned our existing sales force and expanded our sales force to target doctors who treat patients who have been diagnosed with HAE. Given the relatively limited HAE patient population, our U.S. sales force is small compared to other drugs with similar gross revenues. Our sales force primarily focuses its efforts towards allergists, immunologists and home healthcare providers.

Foreign Operations

We conduct business in European countries through wholly-owned subsidiaries. Our international businesses are subject to risks customarily encountered in foreign operations, including fluctuations in foreign currency exchange rates and controls, import and export controls and other economic, political and regulatory policies of local governments. We currently have operations in Belgium, the United Kingdom, France and Switzerland. In anticipation of our commercial sales launch of Cinryze in Europe and certain other countries, we intend to expand our own commercial organizations in such territories and markets and sell Cinryze through our own sales force in these territories. This infrastructure expansion will result in additional costs in future periods. Outside of the United States and European territories, we will evaluate sales efforts on a country-by-country basis, and it is possible that we will rely on relationships with one or more companies with established distribution systems and direct sales forces in such countries.

Patents and Proprietary Technology

We believe that patent protection and trade secret protection are important to our business and that our future will depend, in part, on our ability to maintain our technology licenses, maintain trade secret protection, obtain patents and operate without infringing the proprietary rights of others both in the U.S. and abroad. The last core patent protecting Vancocin expired in 1996. There are no core patents protecting Cinryze. In order to continue to obtain commercial benefits from Vancocin, we will rely on product manufacturing trade secrets, know-how and related non-patent intellectual property, and regulatory barriers to competitive products. We own three pending U.S. patent applications covering vancomycin related technology. One issued U.S. patent and two pending U.S. patent applications describing compounds, compositions and methods for treating respiratory syncytial virus (RSV) diseases have been transferred to another party. We have two issued U.S. patents and one pending U.S. patent application covering compounds, compositions and methods of treating and preventing picarnovirus disease and one pending U.S. patent application covering methods of reducing rhinovirus contagion. We have three issued U.S. patents, six non-U.S. patents and four pending U.S. patent applications that we co-own with a single development collaborator describing compounds and methods for treating hepatitis C and related virus diseases, including a patent application family that covers HCV-796 and claims related compounds, compositions and methods of use for the treatment of HCV infections. We have one pending U.S. patent application covering benzimidazole related technology. We also have filed international, regional and non-U.S. national patent applications in order to pursue patent protection in major foreign countries.

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

Government Regulation

The FDA and comparable regulatory agencies in state and local jurisdictions and in foreign countries impose substantial requirements on the clinical development, licensure, manufacture, distribution and marketing of pharmaceutical products. These agencies and other federal, state and local entities regulate research and development activities and the testing, manufacture, processing, quality control, safety, effectiveness, labeling, packaging, storage, handling, distribution, record keeping, approval, advertising, marketing, and promotion of our products. All of our products will require FDA regulatory approval before commercialization. In particular, therapeutic products for human use are subject to rigorous preclinical and clinical testing and other requirements of the Federal Food, Drug, and Cosmetic Act, implemented by the FDA, as well as similar statutory and regulatory requirements of foreign countries. Obtaining these marketing approvals and subsequently complying with ongoing statutory and regulatory requirements is costly and time consuming. Any failure by us or our collaborators, licensors or licensees to obtain or maintain, or any delay in obtaining, regulatory approval or in complying with other requirements, could adversely affect the commercialization of products then being developed by us and our ability to receive product or royalty revenues.

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

•	undergoing a successful FDA pre-approval inspection prior to approval of an NDA or BLA; and

•	obtaining FDA approval of the NDA or BLA prior to any commercial sale or shipment of the drug or biologic product.

This process generally takes a number of years and typically requires substantial financial resources, and we cannot be certain that any approval will be granted on a timely basis, if at all. The results of preclinical studies and initial clinical trials are not necessarily predictive of the results from large-scale clinical trials, and all clinical trials may be subject to additional costs, delays or modifications due to a number of factors, including the difficulty in obtaining enough patients, clinical investigators, drug supply, or financial support, or because of unforeseen adverse effects or efficacy issues. In addition, an independent IRB at each clinical site proposing to conduct the clinical trials must review and approve each study protocol and oversee the conduct of the trial. The FDA may also raise questions about the conduct of the trials as outlined in the IND and impose a clinical hold on the trial. If a clinical hold is imposed, all of FDA’s concerns must be resolved before the trial may begin again. Preclinical and clinical studies take several years to complete, and there is no guarantee that an IND we submit will result in a submission of an NDA or BLA within any specific time period, if at all. Similar risks and uncertainties apply to the conduct and approval for licensure and marketing a product in non-U.S. markets around the world.

The FDA has issued regulations intended to expedite the approval process for the development, evaluation and marketing of new therapeutic products intended to treat life-threatening or severely debilitating diseases, especially where no alternative therapies exist. If applicable, these provisions may streamline the traditional product development process in the U.S. Similarly, products that represent a substantial improvement over existing therapies may be eligible for priority review and a FDA expedited review time of six months. Nonetheless, even if a product is eligible for these programs, or for priority review, approval may be denied or delayed by the FDA or additional trials may be required. As a condition of approval FDA also can require further testing of the product and monitoring of the effect of commercialized products such as in a Risk Evaluation and Mitigation Strategy (REMS) requirement, including restricted access to the product and potential registries in the US and to a greater extent in Europe, formalized requirements to access pediatric safety and effectiveness. The Agency has the power to prevent or limit further marketing of a product based on the results of these post-approval commitments. Upon approval, a drug or biologic product may be marketed only in those dosage forms and for those indications approved in the NDA or BLA.

Any products manufactured or distributed by us pursuant to FDA approval are subject to extensive continuing post-approval regulation by the FDA, including record-keeping requirements, obligations to investigate, analyze and report adverse experiences, and possible restrictions on advertising and promotional activities. In addition to continued compliance with standard regulatory requirements, the FDA also may require post-marketing testing and surveillance to monitor the safety and efficacy of the marketed product. Results of post-marketing studies may limit or expand the further marketing of the products. If we propose any modifications to a product, including changes in indication, manufacturing process, manufacturing facility or labeling, we may need to submit a NDA or BLA supplement to the FDA, and will not be able to commercialize any product with these modifications until FDA approval is received. Product approvals may be withdrawn if compliance with regulatory requirements is not maintained or if problems concerning safety or efficacy of the product are discovered following approval.

Congress and regulatory authorities, including the FDA, are considering whether an abbreviated approval process for so-called generic or “follow-on” biological products should be adopted. An abbreviated approval process is currently available under the Federal Food, Drug and Cosmetic Act for generic versions of conventional chemical drug compounds, sometimes referred to as small molecule compounds, but not for biological products approved under the Public Health Service Act through a BLA. Currently, an applicant for a generic version of a small molecule compound only has to reference in its application an approved product for which full clinical data demonstrating safety and effectiveness exist for the approved conditions of use; demonstrate that its product has the same active ingredients, dosage form, strength, route of administration and conditions of use and is absorbed in the body at the same rate and to the same extent as the referenced approved drug; include certifications to non-infringement of valid patents listed with the FDA for the referenced approved drug; and await the expiration of any non-patent exclusivity. Various proposals have been made to establish an abbreviated approval process to permit approval of generic or follow-on versions of biological products. It is unclear as to when, or if, any such proposals may be adopted but any such abbreviated approval process could have a material impact on our business as follow-on products may be significantly less costly to bring to market and may be priced significantly lower than our products would be.

In addition to obtaining FDA approval for each indication to be treated with each product, each drug or biologic product manufacturing establishment must register with the FDA, list its drug products with the FDA, comply with current Good Manufacturing Practices (cGMPs) and undergo periodic inspections by the FDA.

In complying with the FDA’s cGMP regulations, manufacturers must continue to spend time, money and effort on facilities and equipment, process control, recordkeeping, personnel training, quality control validation, and auditing to ensure that the marketed product meets applicable specifications and other requirements. The FDA periodically inspects drug or biologic product manufacturing facilities to ensure compliance with cGMPs. Failure to comply with FDA requirements, including cGMPs, subjects the manufacturer to possible FDA enforcement action, such as untitled letters, Warning Letters, suspension of manufacturing operations, seizure of the product, voluntary or mandatory recall of a product, injunctive action, consent decrees and/or suspension or revocation of product approval, as well as possible civil and criminal penalties. We currently rely on, and intend to continue to rely on, third parties to manufacture our compounds and products. Such third parties will be required to comply with FDA requirements, including cGMPs. We cannot be certain that we, or our present or future suppliers or third-party manufacturers, will be able to comply with all FDA regulatory requirements, and potential consequences of non-compliance could have a material adverse impact on our business.

Products manufactured in the U.S. for distribution abroad will be subject to FDA regulations regarding export, as well as the requirements of the country to which they are shipped. These latter requirements are likely to cover the conduct of clinical trials, the submission of marketing applications and all aspects of product manufacture and marketing. Such requirements can vary significantly from country to country. As part of possible strategic relationships, our collaborators may be responsible for the foreign regulatory approval process of our products, although we may be legally liable for noncompliance. Foreign establishments manufacturing drug or biologic products for distribution in the U.S. also must register their establishments and list their products with the FDA, and comply with cGMPs. They also are subject to periodic inspection by the FDA or by local authorities under agreement with the FDA.

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

In the United States, the Orphan Drug Act provides incentives to drug manufacturers to develop and manufacture drugs for the treatment of rare diseases, currently defined as diseases that affect fewer than 200,000 individuals in the United States, or for a disease that affects more than 200,000 individuals in the United States, where the sponsor does not realistically anticipate its product becoming profitable. The FDA has granted Cinryze seven years of marketing exclusivity to Cinryze (C1 esterase inhibitor [human]) for routine prophylaxis in adolescent and adult patients with hereditary angioedema (HAE) pursuant to the Orphan Drug Act. Lev originally received orphan drug designation for Cinryze by the Office of Orphan Products Development on July 16, 2004. Additionally, the FDA has granted maribavir orphan drug status for prevention of cytomegalovirus (CMV) viremia and disease in the populations at-risk. Under the Orphan Drug Act, a manufacturer of a designated orphan product can seek certain tax benefits, and the holder of the first FDA approval of a designated orphan product will be granted a seven-year period of marketing exclusivity for that product for the orphan indication. While the marketing exclusivity of an orphan drug would prevent other sponsors from obtaining approval of the same drug compound for the same indication unless the subsequent sponsors could demonstrate clinical superiority or a market shortage occurs, it would not prevent other sponsors from obtaining approval of the same compound for other indications or the use of other types of drugs for the same use as the orphan drug. The U.S. Congress has considered, and may consider in the future, legislation that would restrict the duration or scope of the market exclusivity of an orphan drug and, thus, we cannot be sure that the benefits of the existing statute will remain in effect. Additionally, we cannot be sure that other governmental regulations applicable to our products will not change. We rely on the marketing exclusivity provided by the Orphan Drug Act for Cinryze as there are no core patents protecting Cinryze.

Foreign Regulation

In addition to regulations in the United States, we are subject to a variety of foreign regulatory requirements governing human clinical trials and marketing approval for drugs. The foreign regulatory approval process includes all of the risks associated with FDA approval set forth above, as well as additional country-specific regulations. Whether or not we obtain FDA approval for a product, we must obtain approval of a product by the comparable regulatory authorities of foreign countries before we can commence clinical trials or marketing of the product in those countries. The approval process varies from country to country, and the time may be longer or shorter than that required for FDA approval. The requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement vary greatly from country to country.

For example, under European Union regulatory systems, we may submit marketing authorizations either under a centralized or decentralized procedure. The centralized procedure provides for the grant of a single marketing authorization that is valid for all European Union member states. The decentralized procedure provides for mutual recognition of national approval decisions, and the holder of a national marketing authorization may submit an application to the remaining member states. We submitted our Marketing Authorization Application for Cinryze for the acute treatment and prophylaxis of HAE to the European Medicines Agency (EMA), using the centralized procedure.

Before submitting a Marketing Authorization Application (MAA) in the EU, a company must obtain approval of a Paediatric Investigation Plan (PIP) from the EMA’s Paediatric Committee (PDCO). The PIP describes the pediatric development of a product and may include pharmaceutical development, non-clinical and clinical activities. The PIP will also define the age ranges of the children for whom the product must be developed and the timelines that the sponsor must meet, including, for example, the deferral of some studies. The PIP is updated as new information is obtained. The incentives for completing the PIP include 6 months patent extension and, for orphan medicinal products, an additional 2 years orphan exclusivity. In October 2009 and March 2009 PIPs were approved for Cinryze and maribavir, respectively.

Legislation similar to the Orphan Drug Act has been enacted in other countries outside of the United States, including the European Union. The orphan legislation in the European Union is available for therapies addressing conditions that affect five or fewer out of 10,000 persons. The market exclusivity period is for ten years, although that period can be reduced to six years if, at the end of the fifth year, available evidence establishes that the product is sufficiently profitable not to justify maintenance of market exclusivity. In October 2009 and December 2007, the Company was granted orphan medical product designation for Cinryze and maribavir, respectively, by the Committee for Orphan Medicinal Products of the EMA.

In some foreign countries, the proposed pricing for a drug must be approved before it may be lawfully marketed. The requirements governing drug pricing vary widely from country to country. For example, the European Union provides options for its member states to restrict the range of medicinal products for which their national health insurance systems provide reimbursement and to control the prices and/or reimbursement of medicinal products for human use. A member state may approve a specific price or level of reimbursement for the medicinal product, or it may instead adopt a system of direct or indirect controls on the profitability of the company placing the medicinal product on the market. In the event we receive regulatory approval of Cinryze in the EU, we will need to engage with appropriate authorities on the operational, reimbursement, price approval and funding processes that are separately required in each country.

Competition

Other companies are developing treatments for the disease states for which we market products or are developing product candidates, including compounds in preclinical and clinical development for HAE, C. difficile, and CMV. These companies include both public and private entities, including well-known, large pharmaceutical companies, chemical companies, biotechnology companies and research institutions. Our ability to compete successfully will be based on our ability to:

•	develop proprietary products;

•	attract and retain scientific personnel;

•	obtain patent or other protection for our products;

•	obtain required regulatory approvals; and

•	manufacture and successfully market our products either alone or through outside parties.

HAE

We do not have patent protection for the composition of Cinryze and we rely on the exclusivity provided by the Orphan Drug Act. The FDA granted Cinryze seven years of marketing exclusivity to Cinryze C1 inhibitor (human) for routine prophylaxis of HAE pursuant to the Orphan Drug Act. Steroid based products are currently used for prophylaxis of HAE. In the fourth quarter of 2009 the FDA has granted marketing approval of CSL Behring’s product, Berinert® C1-Esterase Inhibitor, Human, for the treatment of acute abdominal or facial attacks of hereditary angioedema and Berinert has received exclusivity pursuant to the Orphan Drug Act. This approval will prevent us from obtaining FDA licensure and marketing our C1-INH product for the treatment of acute abdominal or facial attacks HAE for up to seven years. Additionally, in the fourth quarter of 2009, Dyax received approval for their product candidate for the acute treatment of HAE. In addition, Pharming NV and Shire are currently developing products for the acute treatment of HAE.

CDI

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

Additionally, Optimer Pharmaceuticals, Salix Pharmaceutical and Cubist Pharmaceuticals have clinical development programs with therapeutic agents for the treatment of C. difficile infection that could be found to have competitive advantages over Vancocin. Approval of new products, or expanded use of currently available products, to treat CDI, and particularly severe disease caused by C. difficile infection, could materially and adversely affect our sales of Vancocin. Vancocin sales for treatment of antibiotic-associated pseudomembranous colitis caused by C. difficile have decreased over the past 12 months and Vancocin’s share of the U.S. market for this indication may continue to decrease due to competitive forces and market dynamics. Metronidazole, a generic product, is regularly prescribed to treat CDI at costs which are substantially lower than for Vancocin. In addition, products which are currently marketed for other indications by other companies may also be prescribed to treat this indication.

CMV

Stem cell and solid organ transplant patients at risk for CMV infection or with active CMV disease are most likely to receive ganciclovir or valganciclovir (prodrug of ganciclovir), each of which were developed and are marketed by F. Hoffmann-La Roche. Ganciclovir and valganciclovir are associated with the adverse effect of neutropenia, which may limit their use in certain patients. Foscarnet (AstraZeneca) and cidofvir (Gilead Sciences) may also be used to treat active CMV infections in certain patient populations such as neutropenic patients, patients with ganciclovir-resistant CMV infection, or patients for whom ganciclovir is otherwise contraindicated. However, use of either foscarnet or cidofovir is limited by the side effect of renal toxicity. Other broad-spectrum antiviral agents including valacyclovir and acyclovir (GSK) are marketed in several countries, and may also be used for the prevention of CMV infection in some patients. We believe that there are a number of vaccine product in clinical trials for the prevention of CMV infection and other companies may have research and development programs with molecules active against CMV.

Business Development

We intend to continue to evaluate in-licensing or other opportunities to acquire products in development, or those that are currently on the market. We plan to seek products that treat serious or life threatening illnesses with a high unmet medical need, require limited commercial infrastructure to market, and that provide both top and bottom line growth over time.

Many of our competitors have substantially greater financial, research and development, manufacturing, marketing and human resources than we do.

Employees

As of February 19, 2010, we had 188 employees of which 169 were employed in the United States and 19 were located in Europe. A significant number of our management and professional employees have had prior experience with pharmaceutical, biotechnology or medical products companies. None of our employees are covered by collective bargaining agreements. We believe that we have been successful in attracting skilled and experienced personnel; however, competition for such personnel is intense. We believe that our relations with our employees are good.

Executive Officers

Name	Age	Position
Vincent J. Milano	46	President, Chief Executive Officer and Chairman of the Board of Directors
Charles A. Rowland, Jr.	51	Vice President, Chief Financial Officer
Colin Broom, M.D.	54	Vice President, Chief Scientific Officer
Thomas F. Doyle	49	Vice President, Strategic Initiatives
Daniel B. Soland	51	Vice President, Chief Operating Officer
Robert G. Pietrusko	61	Vice President, Regulatory Affairs and Quality
J. Peter Wolf	40	Vice President, General Counsel and Secretary
Richard S. Morris	36	Controller and Chief Accounting Officer

Vincent J. Milano joined the company in 1996, and has served as President and Chief Executive Officer since March 31, 2008. He became Chairman of the Board of Directors in December 2008. He served as our Chief Operating Officer from January 2006 to March 2008 and as Vice President, Chief Financial Officer of ViroPharma from November 1997 to March 2008. Mr. Milano has also previously served as our Vice President, Finance & Administration, as Treasurer, and as Executive Director, Finance & Administration. Prior to joining ViroPharma, Mr. Milano was with KPMG LLP, independent certified public accountants, where he was a Senior Manager. Mr. Milano served on the board of directors of Verticalnet, Inc. from August 2003 until the company was acquired by BravoSolution S.p.A. in January 2008. Mr. Milano received his Bachelor of Science degree in Accounting from Rider College.

Charles A. Rowland, Jr. has served as our Vice President, Chief Financial Officer since he joined the company in October 2008. Prior to joining ViroPharma, Mr. Rowland served as Executive Vice President, Chief Financial Officer of Endo Pharmaceuticals from December 2006 to September 2008. Prior thereto, Mr. Rowland was Senior Vice President and CFO of Biovail Pharmaceuticals, Inc. from 2004 to 2006. From 2001 to 2004, he was Chief Operating and Financial Officer for Breakaway Technologies, a management consulting company. His pharmaceutical industry career includes positions of increasing scope and responsibility at Pharmacia Corp., where he had global responsibility for Finance and Information Technology for the Pharmaceutical Business and financial responsibility for the Global Supply organization as Vice President, Finance Global Supply and VP Finance & IT-Global Pharma Ops; Novartis Pharmaceuticals Corp., where he was Vice President, Planning and Decision Support, and Bristol-Myers Squibb, where he served as Director of Finance. Mr. Rowland received his Bachelor of Science degree in Accounting from St. Joseph’s University and a MBA from Rutgers University.

Colin Broom, M.D. has served as Vice President, Chief Scientific Officer of ViroPharma since May 2004. From 2000 until 2003, Dr. Broom served as Vice President of Clinical Development and Medical Affairs, Europe, for Amgen. From 1998 to 1999, Dr. Broom served as Senior Vice President of Global Clinical Development for Hoechst Marion Roussel, now Sanofi-Aventis. From 1984 until 1998, Dr. Broom was with Glaxo and then SmithKline Beecham, where he held positions of increasing seniority in clinical pharmacology in Europe before moving to the U.S. to head global oncology and subsequently becoming Vice President of CNS/GI. Dr. Broom holds a Bachelor of Science degree in Pharmacology from University College London, and a Bachelor of Medicine and Bachelor of Surgery degree from St. George’s Hospital Medical School. Dr. Broom is a Member of the Royal College of Physicians and a Fellow of the Faculty of Pharmaceutical Medicine of the UK Colleges of Physicians. Dr. Broom has been a director of NPS Pharmaceuticals since July 2009.

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

Daniel B. Soland joined ViroPharma in November 2006 as our Vice President, Chief Commercial Officer and has served as our Chief Operating Officer since March 2008. From February 2005 until June 2006, Mr. Soland served as President of Chiron Vaccines. From March 2003 until February 2005, Mr. Soland was President and Chief Executive Officer at Epigenesis Pharmaceuticals, a privately held biopharmaceutical company. Prior to that, Mr. Soland spent nine years with GlaxoSmithKline as the Vice President and Director of Worldwide Marketing Operations, and five years as GSK’s Vice President and Director of the U.S. Vaccines Business Unit. Mr. Soland holds a Bachelor of Science degree in Pharmacy from the University of Iowa, in Iowa City, IA.

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

J. Peter Wolf has served as Vice President, General Counsel, and Secretary since January 1, 2008. Mr. Wolf previously served as Associate General Counsel of ViroPharma since 2004. From 2000 to 2004 Mr. Wolf was a corporate attorney with the law firm of Pepper Hamilton LLP and as an associate at two other private law firms. Mr. Wolf received his J.D. from the George Washington University National Law Center and his Bachelor of Arts from the University of Delaware.

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

PART II—OTHER INFORMATION

ITEM 1A.	RISK FACTORS

We have historically depended heavily on the continued sales of Vancocin.

If revenue from Vancocin materially declines, our financial condition and results of operations will be materially harmed because sales of Vancocin represented 69 percent of our revenue in 2009. In addition, to the extent that revenue from Vancocin materially declines prior to Cinryze achieving significant commercial success, our financial condition and results of operations may be further harmed because sales of Cinryze may be our only other material source of revenue for at least the next several years.

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

Revenues from the sale of Vancocin may not remain at or above current levels or achieve the level of net product sales that we expect. We believe the rate of infections for which Vancocin is prescribed decreased during the second half of 2007 and remained flat or declined during 2008 and 2009. A decrease in sales of Vancocin could have a material adverse effect on our business, financial condition, results of operations and liquidity.

If we are unable to continue to successfully commercialize Cinryze in the United States, or are delayed in our ability to commercialize Cinryze in Europe and additional territories or are significantly limited in doing so, our business will be materially harmed.

The FDA approved Cinryze for routine prophylaxis against angioedema attacks in adolescent and adult patients with hereditary angioedema on October 10, 2008. Cinryze became commercially available for routine prophylaxis against HAE in December 2008. We are in the process of seeking regulatory approval for Cinryze in Europe and anticipate that our Marketing Authorization Application (MAA) will be accepted by the European Medicines Agency (EMEA) in the first half of 2010. The commercial success of Cinryze will depend on several factors, including the following:

•	the number of patients with HAE that may be treated with Cinryze;

•	our ability to receive regulatory approvals to market Cinryze in Europe and other territories in the timeframes we anticipate;

•	manufacturing or supply interruptions which could impair our ability to acquire an adequate supply of Cinryze to meet demand for the product;

•	acceptance by physicians and patients of Cinryze as a safe and effective treatment;

•	our ability to effectively market and distribute Cinryze in the United States, Europe and additional territories;

•	cost effectiveness of HAE treatment using Cinryze;

•	relative convenience and ease of administration of Cinryze;

•	potential advantages of Cinryze over alternative treatments;

•	the timing of the approval of competitive products including another C1 esterase inhibitor for the acute treatment of HAE;

•

patients’ ability to obtain sufficient coverage or reimbursement by third-party payors in the U.S. and our ability to receive sufficient reimbursement and price approvals that are separately required in each country of Europe; and

•	sufficient supply and reasonable pricing of raw materials necessary to manufacture Cinryze.

If we are not able to continue to successfully commercialize Cinryze in the U.S., Europe and additional territories, or are significantly delayed or limited in doing so, we could fail to maintain profitability and our financial condition, results of operations and liquidity will be materially adversely impacted.

Because the target patient population for Cinryze is small and has not been definitively determined, we must be able to successfully identify HAE patients and maintain a significant market share in order to increase revenue and maintain profitability.

The prevalence of HAE patients has not been definitively determined but has been estimated, through market research we have conducted, at up to 11,000 total patients in the U.S. Additionally, we believe that HAE affects between 1 in 10,000 and 1 in 50,000 individuals in Europe and other territories worldwide. There can be no guarantee that any of our programs will be effective at identifying HAE patients and the number of HAE patients in the U.S. or other territories may turn out to be lower than expected or such patients may not be amenable to treatment with Cinryze. Accordingly, our product sales of Cinryze and overall business could be adversely affected if we are unable to identify additional HAE patients to increase revenue and maintain profitability.

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

The Orphan Drug Act was created to encourage companies to develop therapies for rare diseases by providing incentives for drug development and commercialization. One of the incentives provided by the act is seven years of market exclusivity for the first product in a class licensed for the treatment of a rare disease. HAE is considered to be a rare disease under the Orphan Drug Act, and companies may obtain orphan drug status for therapies that are developed for this indication. The FDA granted Cinryze seven years of marketing exclusivity to Cinryze C1 inhibitor (human) for routine prophylaxis of HAE pursuant to the Orphan Drug Act. The FDA has granted marketing approval of CSL Behring’s product, Berinert® C1-Esterase Inhibitor, Human, for the treatment of acute abdominal or facial attacks of hereditary angioedema and Berinert has received exclusivity pursuant to the Orphan Drug Act. In addition, the EMEA has enacted similar orphan drug legislation and we have received an orphan drug designation under this legislation for Cinryze. We believe Pharming NV is currently developing products that the EMEA may determine to be in the same class as Cinryze for the acute treatment of HAE in Europe.

While the marketing exclusivity of an orphan drug would prevent other sponsors from obtaining approval of the same drug compound for the same indication unless the subsequent sponsors could demonstrate clinical superiority or a market shortage occurs, it would not prevent other sponsors from obtaining approval of the same compound for other indications or the use of other types of drugs for the same use as the orphan drug. In the event we are unable to fill demand for Cinryze, it is possible that the FDA may view such unmet demand as a market shortage which could impact the market exclusivity provided by the Orphan Drug Act. Additionally, the U.S. Congress has considered, and may consider in the future, legislation that would restrict the duration or scope of the market exclusivity of an orphan drug and, thus, we cannot be sure that the benefits of the existing statute will remain in effect.

We do not know whether Vancocin and Cinryze will continue to be competitive in the markets which they serve.

We currently generate revenues from sales of Vancocin in the U.S. for the treatment of antibiotic-associated pseudomembranous colitis caused by Clostridium difficile infection, or CDI or C. difficile, and enterocolitis caused by S. aureus, including methicillin-resistant strains. Vancocin sales for treatment of antibiotic-associated pseudomembranous colitis caused by C. difficile decreased in 2009 from the sales achieved in 2008. Vancocin’s share of the U.S. market for this indication may decrease further due to competitive forces and market dynamics, including an increase in the oral use of intravenous vancomycin. Metronidazole, a generic product, is regularly prescribed to treat CDI at costs which are substantially lower than for Vancocin. In addition, products which are currently marketed for other indications by other companies may also be prescribed to treat this indication. Other drugs that are in development by our competitors, including Salix Pharmaceuticals and Optimer Pharmaceuticals, could be found to have competitive advantages over Vancocin. Approval of new products, or expanded use of currently available products, to treat CDI, and particularly severe disease caused by CDI, could materially and adversely affect our sales of Vancocin.

The FDA approved Cinryze for routine prophylaxis against angioedema attacks in adolescent and adult patients with hereditary angioedema on October 10, 2008 and Cinryze became commercially available for prophylaxis against HAE in December 2009. While we are not aware of other companies which are developing a product for the prophylaxis of HAE in the U.S., CSL Behring and Dyax had products approved for the treatment of acute attacks of HAE during 2009 and steroid based products are currently used for prophylaxis of HAE. In addition, Pharming NV and Jerini/Shire are currently developing products for the acute treatment of HAE. Approval of new products, or expanded use of currently available products, to prophylax or treat HAE, could materially and adversely affect our U.S. sales of Cinryze. In addition, there are currently several products approved for the acute treatment of HAE in Europe. Even if we are successful in receiving regulatory approval for Cinryze in Europe there can be no assurance that we will be able to achieve market share in accordance with our expectations.

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

We rely on a single manufacturer of Cinryze. Pursuant to our distribution agreement, Sanquin Blood Supply Foundation will supply us with certain annual minimum and maximum amounts of CINRYZE. We and Sanquin are undertaking process improvements and facility expansions to increase the capacity of the facilities involved in manufacturing Cinryze. In the event that certain events occur which result in Sanquin permanently ceasing to manufacture Cinryze, Sanquin will grant us a perpetual license under its intellectual property related to the Product and assign to us each of the agreements with such third party manufacturers. In consideration thereof, we will pay a one-time fee to Sanquin as well as a royalty on future sales of products. In the event demand for Cinryze is greater than the amount supplied by Sanquin, we will not be able to meet such demand as there are no other sources of supply of Cinryze available to us. In the event Sanquin permanently ceases to manufacture Cinryze, we will need to find an alternate manufacturer of Cinryze. Currently, to our knowledge, there is only one other commercial supplier of C1 esterase inhibitor and that supplier has recently received marketing approval for their product in the U.S. Accordingly, in the event Sanquin permanently ceases to manufacture Cinryze, we cannot be certain that we would be able to locate another willing supplier for our product on the terms we require.

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

The number of patients enrolling into our treatment support service for patients with HAE and their healthcare providers, CinryzeSolutions is above our expectations. As a result, we began to temporarily limit the rate at which additional patients are started on drug to ensure that those already receiving commercial drug continue with a supply of Cinryze until capacity increases. If the manufacturing capacity expansion projects at Sanquin are delayed, or do not result in the capacity we anticipate, or if Sanquin cannot obtain necessary regulatory approvals for the contemplated facility expansions in the time frames we anticipate, we may not be able to satisfy patient demand. Our inability to obtain adequate product supplies to satisfy our patient demand may create opportunities for our competitors and we will suffer a loss of potential future revenues.

The distribution of our commercial products is dependent upon a limited number of third party service providers and disruptions in these relationships could result in our failure to achieve the sales of our products that we expected.

We rely on a single third party to provide all necessary distribution and logistics services with respect to our sales of Vancocin and Cinryze, including warehousing of finished product, accounts receivable management, billing, collection and recordkeeping. The third party logistics service provider stores and distributes Vancocin from two warehouses located in the central U.S. and western U.S. and Cinryze from one of these warehouses. A disaster occurring at or near these facilities could materially and adversely impact our ability to supply Vancocin and Cinryze to our distribution partners, which would result in a reduction in revenues from sales.

Approximately 94 percent of our Vancocin sales are to the three largest pharmaceutical wholesalers. If any of these wholesalers ceases to purchase our product for any reason, then unless and until the remaining wholesalers increase their purchases of Vancocin or alternative distribution channels are established:

•	our commercial operations could be significantly disrupted;

•	the availability of our products to patients could be disrupted; and

•	we may not achieve the sales of our products that we expected, which could decrease our revenues and potentially affect our ability to maintain profitability.

Additionally, we do not require collateral from our wholesalers but rather maintain credit limits and as a result we have an exposure to credit risk in our accounts receivable. The highest account receivable during 2009 we experienced from any one wholesaler was approximately $12.9 million and we anticipate that this amount could increase if Vancocin sales increase. While we have experienced prompt payment by wholesalers and have not had any defaults on payments owed, a default by a large wholesaler could have a material adverse effect on our earnings and cash position.

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

We have relied exclusively and are dependent on certain third party sources to supply U.S. human plasma for Cinryze. In connection with our commercial sales of Cinryze and our ongoing and future clinical trials, we will need increased supplies of plasma.

We have a contract for the purchase and sale of plasma with DCI Management Group, LLC, pursuant to which we purchase specified quantities of U.S. source plasma. Under this agreement, DCI agreed to sell us specified annual quantities of plasma in accordance with applicable good manufacturing practices. We have also made periodic spot purchases of plasma.

Plasma markets have historically been subject to price fluctuations as a result of changes in the production capacity available in the industry, the availability and pricing of plasma, development of competing products and the availability of alternative therapies. In recent years, there has been consolidation in the industry as several plasma derivatives manufacturers have acquired plasma collectors and reduced capacity. As a result, it could be difficult to resolve any significant disruption in the supply of plasma. In addition, concern over the safety of blood products (which has led to increased domestic and foreign regulatory control over the collection and testing of plasma and the disqualification of certain segments of the population from the donor pool), have reduced the potential donor pool.

If we are unable to obtain or maintain the level of plasma supply we require, we will need to obtain our supply from other parties in order to satisfy our expected needs. Establishing additional or replacement suppliers for plasma may take a substantial amount of time. In addition, we may have difficulty obtaining similar supplies from other suppliers that are acceptable to the FDA. If we have to switch to a replacement supplier, we may face additional regulatory delays and the manufacture and delivery of Cinryze could be interrupted for an extended period of time, which may decrease sales of Cinryze or result in increased costs.

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

The administration of drugs or biologics to humans, whether in clinical trials or after marketing clearance is obtained, can result in product liability claims. Product liability claims can be expensive, difficult to defend and may result in large judgments or settlements against us. In addition, third party collaborators and licensees may not protect us from product liability claims.

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

As part of our long-term strategy and in order to sustain our revenue growth, we intend to seek to acquire or in-license additional marketed products or product candidates in clinical development that treat serious or life threatening illnesses, which treat high unmet medical needs, which require limited commercial infrastructure, and that have the potential to provide both top and bottom line growth. Even if we are able to locate products, product candidates in clinical development or businesses that fit within our strategic focus, we cannot assure you that we will be able to negotiate agreements to acquire or in-license such additional products or product candidates in clinical development on acceptable terms or at all. Further, if we acquire a product, product candidates in clinical development or business, the process of integrating the acquired product, product candidates in clinical development or business may result in unforeseen operating difficulties and expenditures and may divert significant management attention from our ongoing business operations. Moreover, we may fail to realize the anticipated benefits for a variety of reasons, such as an acquired product candidate proving to not be safe or effective in later clinical trials. We may fund any future acquisition by issuing equity or debt securities, which could dilute the ownership percentages of our existing stockholders. Acquisition efforts can consume significant management attention and require substantial expenditures, which could detract from our other programs. In addition, we may devote resources to potential acquisitions that are never completed. We cannot assure you that an acquired product, product candidates in clinical development or business will have the intended effect of helping us to sustain our revenue growth. If we are unable to do so, our business could be materially adversely affected.

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

Cinryze

We are currently evaluating with our partner Sanquin, the feasibility of additional indications and/or other formulations for Cinryze. We plan to initially focus on C-1 mediated diseases affecting transplant patients. In addition, we have submitted a MAA for Cinryze for acute treatment of HAE and prophylaxis of HAE to the EMA and anticipate that the filing will be accepted in the first half of 2010. We also intend to seek approval to market Cinryze in certain additional territories throughout the world outside of the U.S. and Europe.

Non-toxigenic difficile

In February 2006, we entered into a licensing agreement for the rights to develop non-toxigenic strains of C. difficile, or NTCD, for the treatment and prevention of CDI. We plan to initially focus our efforts on the opportunity to prevent recurrence of CDI following treatment with antibiotics such as Vancocin. We began a Phase 1 clinical trial for NTCD during the third quarter of 2009. The Phase 1 study will determine the safety and tolerability of NTCD dosed orally as a single and repeat escalating doses in healthy young and older adults. Following completion of the phase 1 study, a phase 2 study is planned although the results of the clinical trials may not support further clinical development.

Maribavir

We continue to evaluate our maribavir program in light of the phase 3 trial results. We initiated a phase 3 study in stem cell transplant patients for maribavir in September 2006 and a second phase 3 study in liver transplant patients in July 2007. On February 9, 2009 we announced that such phase 3 study did not achieve its primary endpoint or key secondary endpoints. In the event we are unable to develop a path forward to develop maribavir, we will not generate any future revenue from maribavir.

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

The foreign regulatory approval process includes all of the risks associated with FDA approval set forth above, as well as additional country-specific regulations. Whether or not we obtain FDA approval for a product, we must obtain approval of a product by the comparable regulatory authorities of foreign countries before we can commence clinical trials or marketing of the product in those countries. The approval process varies from country to country, and the time may be longer or shorter than that required for FDA approval. The requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement vary greatly from country to country.

Even if we receive regulatory approval for our product candidates, or acquire the rights to additional products which have received regulatory approvals, the later discovery of previously unknown problems with a product, manufacturer or facility may result in adverse consequences, including withdrawal of the product from the market. Approval of a product candidate may be subject to a risk evaluation mitigation strategy may be conditioned upon certain limitations and restrictions as to the drug’s use, or upon the conduct of further studies, and may be subject to continuous review.

The regulatory process is expensive, time consuming and uncertain and may prevent us from obtaining required approvals for the commercialization of our product candidates.

We have a product candidate, NTCD, for the treatment and prevention of CDI in clinical development. In addition, we are currently evaluating with our partner Sanquin, the feasibility of additional therapeutic uses and potential indications as well as other modes of administration for Cinryze. We expect to conduct clinical studies during 2010 to assess at least one additional therapeutic use of Cinryze as well as a study related to another mode of administration. Merck is conducting the clinical development of pleconaril. We must complete significant laboratory, animal and clinical testing on these product candidates before submitting marketing applications in the U.S. and abroad.

The rate of completion of clinical trials depends upon many factors, including the rates of initiation of clinical sites and enrollment of patients. If we are unable to initiate a sufficient number of clinical sites and accrue sufficient clinical patients who are eligible to participate in the trials during the appropriate period, we may need to delay our clinical trials and incur significant additional costs. In addition, the FDA, Independent Safety Monitoring Boards or Institutional Review Boards may require us to delay, restrict, or discontinue our clinical trials on various grounds, including a finding that the subjects or patients are being exposed to an unacceptable health risk. In addition, we may be unable to submit a NDA to the FDA or marketing petitions to other regulatory authorities such as the EMEA for our product candidates within the time frame we currently expect, or at all. Once an NDA or other form of petition for marketing authority is submitted, it must be approved by the FDA or other regulatory authority before we can commercialize the product described in the application. The cost of human clinical trials varies dramatically based on a number of factors, including:

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

Our strategic plan may not achieve the intended results.

We made the strategic decision to focus on the development of later stage opportunities by expanding our product portfolio through the acquisition of complementary clinical development stage or commercial product opportunities as a means to accelerate our path toward becoming a profitable pharmaceutical company. As a result of this strategic decision, we substantially discontinued our early stage activities, and do not maintain discovery research or significant internal preclinical development capabilities. Our restructuring efforts have placed, and may continue to place, a strain on our managerial, operational, financial and other resources.

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

We cannot assure you that an acquired product, product candidates in clinical development or business will have the intended effect of helping us sustain our revenue growth in the near term or longer term. If we are unable to do so, our business could be materially adversely affected.

We depend on collaborations with third parties, which may reduce our product revenues or restrict our ability to commercialize products, and also ties our success to the success of our collaborators.

We have entered into, and may in the future enter into additional, sales and marketing, distribution, manufacturing, development, licensing and other strategic arrangements with third parties.

Sales of Cinryze are dependent on distribution rights that we have received from Sanquin pursuant to a distribution agreement relating to the treatment of HAE in the United States and a separate agreement related to other territories. During the term of the agreement, Sanquin will supply us with our commercial requirements for C1 INH for the treatment of HAE in each country where we have received regulatory approval, subject to minimum annual purchase requirements in Euros equal to approximately €25.8 (approximately $37.0 million) million per year, net of the agreed upon discount.

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

In November 2004, we announced that we entered into a license agreement with Schering Plough Corporation, since acquired by Merck & Co, Inc. under which Merck assumed responsibility for all future development and commercialization of pleconaril. Sanofi-Aventis also has exclusive rights to market and sell pleconaril in countries other than the U.S. and Canada for which we will receive a royalty. Merck will receive a portion of any royalty payments made to us under our license agreement with Sanofi-Aventis for rights to pleconaril. If Merck or Sanofi-Aventis does not successfully market and sell products in their respective territories, we will not receive revenue from royalties on their sales of products.

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

Our ultimate success may depend upon the success of our collaborators. We have obtained from Sanquin, GSK and Sanofi-Aventis, and will attempt to obtain in the future, licensed rights to certain proprietary technologies and compounds from other entities, individuals and research institutions, for which we may be obligated to pay license fees, make milestone payments and pay royalties. In addition, we may in the future enter into collaborative arrangements for the marketing, sales and distribution of our product candidates, which may require us to share profits or revenues. We may be unable to enter into additional collaborative licensing or other arrangements that it needs to develop and commercialize its drug candidates. Moreover, we may not realize the contemplated benefits from such collaborative licensing or other arrangements. These arrangements may place responsibility on our collaborative partners for preclinical testing, human clinical trials, the preparation and submission of applications for regulatory approval, or for marketing, sales and distribution support for product commercialization. We cannot be certain that any of these parties will fulfill their obligations in a manner consistent with our best interest. These arrangements may also require us to transfer certain material rights or issue our equity securities to corporate partners, licensees or others. Any license or sublicense of our commercial rights may reduce our product revenue. Moreover, we may not derive any revenues or profits from these arrangements. In addition, our current strategic arrangements may not continue and we may be unable to enter into future collaborations. Collaborators may also pursue alternative technologies or drug candidates, either on their own or in collaboration with others, that are in direct competition with us.

If we fail to comply with our obligations in the agreements under which we license development or commercialization rights to products or technology from third parties, we could lose license rights that are important to our business.

Our rights to Cinryze is based upon intellectual property that we have licensed from Sanquin and two of our current product candidates are based on intellectual property that we have licensed from Sanofi-Aventis and GSK. We depend, and will continue to depend, on these license agreements. All of our license agreements may be terminated if, among other events, we fail to satisfy our obligations as they relate to the development of the particular product candidate. All of our license agreements, other than the agreements with Lilly regarding Vancocin, may also be terminated if we breach that license agreement and do not cure the breach within specified time periods or in the event of our bankruptcy or liquidation. Our agreement with Lilly permits us to suspend the licenses granted to us by Lilly in the event of uncured defaults by us until such time as the default is cured or otherwise resolved.

Our agreement with Sanquin includes minimum purchase requirements and our license agreement with GSK imposes various obligations on us, including milestone payment requirements and royalties. If we fail to comply with these obligations, Sanquin and GSK may have the right to terminate the license, in which event we would not be able to market products covered by the license.

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

We are aware of several product candidates in clinical development which may compete with NTCD. Optimer Pharmaceuticals is developing a narrow spectrum antibiotic which recently completed a second Phase III clinical trial for treatment and recurrence of CDI infection. Merck & Co., Inc. licensed a monoclonal antibody developed by Massachusetts Biological Labs which is in Phase II clinical trials for treatment of CDI infection. Additionally, SanofiAventis is developing a C. difficile vaccine which is in Phase II studies for the prevention and recurrence of CDI. There are products already marketed by F. Hoffman La-Roche, AstraZeneca and Gilead Sciences Inc. for the prevention and treatment of CMV. Developments by these or other entities may render our product candidates non-competitive or obsolete. Furthermore, many of our competitors have greater resources available to them to assist with development and commercialization, obtaining regulatory approvals and product manufacturing and marketing. Accordingly, our competitors may succeed in obtaining regulatory approval for products more rapidly and more effectively than we do for product candidates. Competitors may succeed in developing products that are more effective and less costly than any that we develops and also may prove to be more successful in the manufacturing and marketing of products.

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

If funding is not available when needed, or is available only on unfavorable terms, meeting our capital needs or otherwise taking advantage of business opportunities, such as acquisitions, may become challenging, which could have a material adverse effect on our business plans, revenues and results of operations.

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

We have licensed from GSK worldwide rights, excluding Japan, to an antiviral compound, maribavir, for the prevention and treatment of CMV infections related to transplant. This compound and a related compound are subject to patents and patent applications in a variety of countries throughout the world. We have licensed from

Sanofi-Aventis the exclusive U.S. and Canadian rights to certain antiviral agents for use in picornavirus indications, which are the subject of U.S. and Canadian patents and patent applications owned by Sanofi-Aventis, certain of which describe pleconaril and others of which describe compounds that are either related to pleconaril or have antiviral activity. We sublicensed our rights under these patents to Merck. We depend on GSK and Sanofi-Aventis to prosecute and maintain many of these patents and patent applications and protect such patent rights. Failure by GSK or Sanofi-Aventis to prosecute or maintain such patents or patent applications and protect such patent rights could lead to our loss of revenue. Under certain circumstances, our ability to sublicense our rights under these license agreements is subject to the licensor’s consent. If our license agreements with GSK and Sanofi-Aventis are terminated, our ability to manufacture, develop, market and sell products under those agreements would terminate.

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

Cinryze and Vancocin are, and any other product for which we obtain marketing approval from the FDA or other regulatory authority will be, subject to continual review and periodic inspection by the FDA and other regulatory bodies. After approval of a product, we will have, and with Cinryze and Vancocin, we currently have, significant ongoing regulatory compliance obligations related to manufacturing processes, quality control, labeling, post-approval clinical data collection and promotional activities for each such product. Later discovery of previously unknown problems with our products or manufacturing processes, or failure to comply with regulatory requirements, may result in penalties or other actions, including:

•	warning letters;

•	class restrictions or “black-box” warnings

•	fines;

•	product recalls;

•	withdrawal of regulatory approval;

•	operating restrictions, including restrictions on such products or manufacturing processes;

•	disgorgement of profits;

•	injunctions; and

•	criminal prosecution.

As part of the approval for Cinryze, we are required to conduct a clinical study designed to evaluate safety, including thrombotic adverse events, efficacy and immunogenicity of higher than 1000 Units doses of Cinryze every three or four days for routine prophylaxis. Collection and periodic reporting of CMC data also have been requested as a post-approval commitment. In the event we are unable to comply with these requirements and commitments, we may be subject to penalties or other actions. In addition, in June 2009, we received an untitled letter from the Office of Compliance and Biologics Quality in the FDA Center for Biologics Evaluation and Research alleging promotional materials were false or misleading because they present efficacy claims for Cinryze but failed to reveal, and they minimize, material facts; they make unsubstantiated comparative claims; and they overstate the efficacy of Cinryze. We have revised our marketing materials and the FDA has closed the review of these materials.

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

Companies may not promote drugs for “off-label” uses—that is, uses that are not described in the product’s labeling and that differ from those approved by the FDA. Physicians may prescribe drug products for off-label uses, and such off-label uses are common across some medical specialties. Although the FDA and other regulatory agencies do not regulate a physician’s choice of treatments, the Federal Food, Drug and Cosmetics Act and FDA regulations restrict communications on the subject of off-label uses of drug products by pharmaceutical companies. The Office of Inspector General of the Department of Health and Human Services (OIG) and FDA both actively enforce laws and regulations prohibiting promotion of off-label uses and the promotion of products for which marketing clearance has not been obtained. A company that is found to have improperly promoted off-label uses may be subject to significant liability, including civil and administrative remedies as well as criminal sanctions.

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

In addition, anti-kickback laws make it illegal for a prescription drug manufacturer to solicit, offer, or pay any remuneration in exchange for purchasing, leasing or ordering any service or items including the purchase or prescription of a particular drug for which payment may be made under a federal health care program. Because of the sweeping language of the federal anti-kickback statute, many potentially beneficial business arrangements would be prohibited if the statute were strictly applied. To avoid this outcome, the U.S. Department of Health and Human Services has published regulations—known as “safe harbors” —that identify exceptions or exemptions to the statute’s prohibitions. Arrangements that do not fit within the safe harbors are not automatically deemed to be illegal, but must be evaluated on a case-by-case basis for compliance with the statute. We seek to comply with anti-kickback statutes and to fit within one of the defined “safe harbors”. However, due to the breadth of the statutory provisions and the absence of uniform guidance in the form of regulations or court decisions, there can be no assurance that our practices will not be challenged under anti-kickback or similar laws. Violations of such restrictions may be punishable by civil and/or criminal sanctions, including fines and civil monetary penalties, as well as the possibility of exclusion from U.S. federal healthcare programs (including Medicaid and Medicare). Any such violations could have a material adverse effect on our business, financial condition and results of operations.

In recent years, several states and localities, including California, the District of Columbia, Maine, Massachusetts, Minnesota, Nevada, New Hampshire, New Mexico, Vermont, Texas, and West Virginia, have enacted legislation requiring pharmaceutical companies to establish marketing compliance programs, and file periodic reports with the state or make periodic public disclosures on sales, marketing, pricing, clinical trials, and other activities. Similar legislation is being considered by the federal government and other states. Many of these requirements are new and uncertain, and the penalties for failure to comply with these requirements are unclear. If we are found not to be in full compliance with these laws, we could face enforcement action and fines and other penalties, and could receive adverse publicity.

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

We are engaged in clinical trials and have employees located in Europe, have established manufacturing relationships, and are seeking approval to market Cinryze in Europe. We have also established our own commercial sales and marketing personnel in Europe and plan to increase the number of personnel in certain European countries. In the future, we may enter into distribution arrangements with third parties to market our products and product candidates in countries outside of the United States and Europe. Consequently, we are, and will continue to be, subject to risks related to operating in foreign countries. Risks associated with conducting operations in foreign countries include:

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

Our total consolidated long-term debt as of December 31, 2009 is $205.0 million. Our level of indebtedness could have important consequences to you, because:

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

We have a future liability in the form of a contingent value payments to the former stockholders of Lev upon the achievement of a commercial target. The CVR payment of $0.50 per share ($87.5 million) would become payable when Cinryze reaches at least $600 million in cumulative net product sales within 10 years of closing of the acquisition. We cannot predict if or when the payment may be payable or if it could materially adversely affect our business at the time of payment.

Our stock price could continue to be volatile.

Our stock price, like the market price of the stock of other pharmaceutical companies, has been volatile. For example, during the twelve months ended December 31, 2009, the market price for our common stock fluctuated between $14.55 and $3.79 per share following the announcement of the results of our clinical trial results relating to maribavir. The following factors, among others, could have a significant impact on the market for our common stock:

•	period to period fluctuations in sales of Vancocin and Cinryze;

•	approvals of generic products that compete with Vancocin;

•	our ability to successfully manufacture sufficient amounts of Cinryze to meet demand and increase manufacturing capacity;

•	results of clinical trials with respect to our product candidates in development or those of our competitors, such as the February 2009 clinical trial results relating to maribavir;

•	developments with our collaborators;

•	announcements of technological innovations or new products by our competitors;

•	litigation or public concern relating to our products or our competitors’ products;

•	developments in patent or other proprietary rights of our or its competitors (including related litigation);

•	any announcement regarding our acquisition of product candidates or entities;

•	future announcements concerning our industry;

•	governmental regulation;

•	changes in federal, state and foreign tax laws and related regulations;

•	actions or decisions by the SEC, the FDA or other regulatory agencies;

•	changes or announcements of changes in reimbursement policies;

•	period to period fluctuations in our operating results, including changes in accounting estimates;

•	our cash and cash equivalents balances;

•	changes in our capital structure;

•	changes in estimates of our performance by securities analysts;

•	market conditions applicable to our business sector; and

•	general market conditions.

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

In March 2008, we entered into a lease, comprising 78,264 square feet of office and related space, for the Company’s headquarters located in Exton, Pennsylvania. The lease expires in April 2015. In connection with the lease, we also received a leasehold improvement allowance of $2.3 million.

In May 2008, we entered into a lease in Maidenhead, United Kingdom, comprising 8,000 square feet of office space, for our U.K. operations. The lease expires in May 2018. We are also a party to a short term lease for a shared services facility in Brussels and anticipate that during 2010 we will evaluate potential opportunities to accommodate our continued expansion in Europe.

On January 30, 2007, we purchased a 33,000 square feet facility located in Exton, PA. We vacated this space in October 2008 when we moved into our new headquarters. In October 2009, we leased this facility to a third party for an initial term of five years.

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

Market Information

Our common stock is traded on the Global Market segment of The NASDAQ Stock Market under the symbol “VPHM.” We commenced trading on The NASDAQ Stock Market on November 19, 1996. The following table sets forth the high and low sale prices as quoted on The NASDAQ Stock Market for each quarter of 2008 and 2009 and through February 19, 2010.

	High	Low
Year ended December 31, 2008
First Quarter	$9.96	$8.18
Second Quarter	$11.28	$8.73
Third Quarter	$15.09	$9.41
Fourth Quarter	$13.46	$9.49

Year ended December 31, 2009	$14.15	$3.98
First Quarter	$7.08	$4.73
Second Quarter	$9.98	$5.53
Third Quarter	$9.80	$7.30
Fourth Quarter
First Quarter 2010 (through February 19, 2010)	$10.49	$8.63

Holders and Dividends

There were approximately 694 record holders of our common stock as of February 19, 2010. We have never declared or paid any cash dividends on our common stock. We have declared and paid dividends in the past on our previously outstanding Series A convertible participating preferred stock. As of February 24, 2010, we had no shares of preferred stock outstanding. Any future determination to pay dividends will be at the discretion of our board of directors and will be dependent on then existing conditions, including our financial condition, results of operations, contractual restrictions, capital requirements, business and other factors our board of directors deems relevant. We anticipate for the foreseeable future, we will retain our earnings in order to finance investments in our business.

ITEM 6.	SELECTED FINANCIAL DATA

The selected financial data presented below under the caption “Consolidated Statement of Operations Data” for the years ended December 31, 2009, 2008, 2007, 2006 and 2005 and under the caption “Consolidated Balance Sheet Data” as of December 31, 2009, 2008, 2007, 2006 and 2005 are derived from our consolidated financial statements which have been audited. The data set forth below should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations, the Consolidated Financial Statements and the notes thereto and the other financial information included elsewhere in this Report.

In November 2004, we acquired all rights in the U.S. and its territories to manufacture market and sell Vancocin, as well as rights to certain related vancomycin products, from Eli Lilly and Company (Lilly). Additionally, in October 2008, we acquired Lev Pharmaceuticals, Inc. See Note 10 of the Consolidated Financial Statements.

(in thousands, except per share amounts)	Year Ended December 31,
	2009	2008	2007	2006	2005
Consolidated Statement of Operations Data:
Net product sales	$310,449	$232,307	$203,770	$166,617	$125,853

Total revenues	310,449	232,307	203,770	167,181	132,417

Operating expenses:
Cost of sales (excluding amortization of product rights)	40,214	8,874	8,934	18,984	18,029
Research and development (1)	52,083	64,434	33,925	17,890	9,994
Selling, general and administrative (1)	89,316	67,270	38,995	25,832	11,091
Intangible amortization and acquisition of technology rights	28,183	10,809	6,120	5,669	5,158
Goodwill impairment	65,099	—	—	—	—
Impairment loss	3,424	2,265	—	—	—

Total operating expenses	278,319	153,652	87,974	68,375	44,272

Operating income	32,130	78,655	115,796	98,806	88,145

Interest income	352	14,296	24,265	9,853	2,008
Interest expense	(11,609)	(12,951)	(9,612)	(686)	(11,304)
Other income (expense)	9,079	—	—	555	(2,949)

Income tax expense (benefit) (2)	41,029	16,040	38,344	41,862	(37,805)

Net (loss) income from continuing operations	$(11,077)	$63,960	$92,105	$66,666	$113,705

Net (loss) income per share from continuing operations:
Basic	$(0.14)	$0.90	$1.32	$0.97	$2.56
Diluted	$(0.14)	$0.84	$1.21	$0.95	$2.02

Shares used in computing net income from continuing operations per share:
Basic	77,423	71,391	69,827	68,990	44,334
Diluted	77,423	85,712	80,891	70,338	57,610

	As of December 31,
	2009	2008	2007	2006	2005
Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments	$331,672	$275,839	$584,328	$255,409	$233,413
Working capital	406,375	317,413	596,819	266,443	166,666

Total assets	1,084,451	1,086,129	771,605	429,694	435,525
Long-term debt (2)(3)	138,614	161,003	153,572	—	—
Total stockholders’ equity (3)	750,387	749,334	558,530	411,899	326,977

(1)	Certain prior year amounts related to our medical education and medical affairs costs have been reclassified within operating expenses to conform to the current year presentation.

(2)	We adopted the new accounting provisions for our convertible debt securities as of January 1, 2009 and retrospectively applied this change in accounting to all prior periods presented for which we had applicable outstanding convertible debt, as required by this new standard. The adoption is discussed further in Note 3 of the Consolidated Financial Statements.
(3)	At December 31, 2005, $78.9 million of the subordinated convertible notes were reported as a current obligation, a component of working capital, since, as of December 31, 2005, it was the Company’s intent to redeem these notes the first quarter of 2006.

We have never paid dividends on our common stock.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Background

ViroPharma Incorporated and subsidiaries is a global biotechnology company dedicated to the development and commercialization of products that address serious diseases, with a focus on products used by physician specialists or in hospital settings. We have two marketed products and two development programs. We intend to grow through sales of our marketed products, CinryzeTM and Vancocin®, through continued development of our product pipeline, expansion of sales of Cinryze into additional territories and through potential acquisition or licensing of products or acquisition of companies.

We market and sell Cinryze in the United States for routine prophylaxis against angioedema attacks in adolescent and adult patients with hereditary angioedema (HAE). Cinryze is a C1 esterase inhibitor therapy for routine prophylaxis against HAE, also known as C1 inhibitor (C1-INH) deficiency, a rare, severely debilitating, life-threatening genetic disorder. Cinryze was obtained in October 2008, when we completed our acquisition of Lev Pharmaceuticals, Inc. (Lev). On January 8, 2010 we acquired expanded rights to commercialize Cinryze and future C1-INH derived products in certain European countries and other territories throughout the world (as described in the strategic relationships section) as well as rights to develop future C1-INH derived products for additional indications. We intend to seek to commercialize Cinryze in Europe in 2011 in countries which we have distribution rights. We are currently evaluating our commercialization plans in additional territories. We also intend to conduct studies to identify further therapeutic uses and expand the labeled indication for Cinryze to potentially include other C1 mediated diseases as well as new modes of administration.

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

We currently have two development programs, C1 esterase inhibitor [human] to identify further therapeutic uses and potential additional indications and other modes of administration for the treatment of HAE and other C1 mediated diseases and a non-toxigenic strain of C. difficile (NTCD) for the treatment and prevention of CDI. On August 6, 2009 we announced that dosing has begun in the Phase 1 clinical trial for NTCD. The Phase 1 study will determine the safety and tolerability of NTCD dosed orally as a single and repeat escalating doses in healthy young and older adults. On February 9, 2009, we announced that our Phase 3 trial evaluating maribavir used as prophylaxis in allogeneic stem cell, or bone marrow, transplant (SCT) patients did not achieve its primary endpoint. In the primary analysis, there was no statistically significant difference between maribavir and placebo in reducing the rate of CMV disease. Additionally, on February 13, 2009, we announced that enrollment in our Phase 3 trial evaluating maribavir in liver transplant patients was discontinued and that all patients on study drug were moved to the current standard of care. We continue to evaluate our maribavir program in light of the Phase 3 clinical trial results.

We licensed the U.S. and Canadian rights for a further product development candidate, an intranasal formulation of pleconaril, to Merck & Co., Inc. for the treatment of picornavirus infections.

We intend to continue to evaluate in-licensing or other opportunities to acquire products in development, or those that are currently on the market. We plan to seek products that treat serious or life threatening illnesses with a high unmet medical need, require limited commercial infrastructure to market, and that provide both top and bottom line growth over time.

Executive Summary

Since December 31, 2008, we experienced the following:

Business Activities

Cinryze:

•	Shipped approximately 26,000 doses of Cinryze to specialty pharmacy/specialty distributors (SP/SD’s);

•	Secured rights to develop, file regulatory dossiers, and commercialize Cinryze for HAE as well as potential new indications in certain European and rest of world countries; and

•	Began enrollment in a Phase 4 study to evaluate the safety and effect of escalating doses of Cinryze as prophylactic therapy (a post approval requirement of the FDA);

C. difficile infection (CDI):

•	Initiated Phase 1 clinical trial for NTCD;

•	Vancocin scripts decreased 9.3% in 2009 as compared to 2008; and

•	The Pharmaceutical Science and Clinical Pharmacology Advisory Committee voted to support a component of the FDA’s Office of Generic Drugs draft guidelines on bioequivalence for Vancocin;

CMV:

•	Recorded expenses of $19.1 million for the year ended December 31, 2009 related to costs incurred prior to and in connection with the wind-down of our Phase 3 clinical trials for maribavir;

Financial Results

•	Recorded net sales of Cinryze of $97.3 million;

•	Net sales of Vancocin decreased to $213.1 million for the year ended December 31, 2009 from $232.3 million for the year ended December 31, 2008; and

•	Reported net loss of $11.1 million;

Liquidity

•	Generated net cash from operations of $84.8 million; and

•	Ended 2009 with working capital of $406.4 million, which includes cash and cash equivalents of $331.7 million.

During 2010 and going forward, we expect to face a number of challenges, which include the following:

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

The outcome of our clinical development programs is subject to considerable uncertainties. We cannot be certain that we will be successful in developing and ultimately commercializing any of our product candidates, that the FDA or other regulatory authorities will not require additional or unanticipated studies or clinical trial outcomes before granting regulatory approval, or that we will be successful in gaining regulatory approval of any of our product candidates in the timeframes that we expect, or at all. For example, on February 9, 2009, we announced that our Phase 3 trial evaluating maribavir used as prophylaxis in allogeneic stem cell, or bone, marrow, transplant patients did not achieve its primary endpoints. In the primary analysis, there was no statistically significant difference between maribavir and placebo in reducing the rate of CMV disease. In addition, the study failed to meet its key secondary endpoints. Maribavir was generally well tolerated in this clinical study. We continue to evaluate our potential development strategy for the maribavir program in light of the Phase 3 clinical trials results and evolving information.

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

Our actual results could differ materially from those results expressed in, or implied by, our expectations and assumption described in this Annual Report on Form 10-K. The risks described in this report, our Form 10-K for the year ended December 31, 2009 are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. Please also see our discussion of the “Risk Factors” in Item 1A, which describe other important matters relating our business.

Results of Operations

We adopted the new accounting provisions for our convertible debt securities as of January 1, 2009 and retrospectively applied this change in accounting to all prior periods presented for which we had applicable outstanding convertible debt, as required by this new standard. The adoption is discussed further in Note 3 of the Consolidated Financial Statements.

Years ended December 31, 2009 and 2008

	For the years ended December 31,
(in thousands, except per share data)	2009	2008
Net product sales	$310,449	$232,307
Cost of sales (excluding amortization of product rights)	$40,214	$8,874
Operating income	$32,130	$78,655
Net (loss) income	$(11,077)	$63,960
Net (loss) income per share:
Basic	$(0.14)	$0.90
Diluted	$(0.14)	$0.84

The $32.1 million in operating income for the year ended December 31, 2009 decreased as compared to $78.7 million in the same period in 2008 which resulted primarily from the impairment of goodwill in the first quarter of 2009 ($65.1 million), increased cost of sales ($31.3 million), increased intangible amortization associated with our acquisition of Lev ($17.4 million) and increased SG&A costs related to the launch of Cinryze ($22.0 million), partially offset by increased net sales of Vancocin and Cinryze ($78.1 million).

Revenues

Revenues consisted of the following:

	For the years ended December 31,
(in thousands)	2009	2008
Net product sales
Vancocin	$213,138	$232,284
Cinryze	97,311	23

Total revenues	$310,449	$232,307

Revenue—Vancocin and Cinryze product sales

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

We sell Cinryze to specialty pharmacy/specialty distributors (SP/SD’s) who then sell and distribute to physicians, hospitals and patients, among others. Beginning in the second quarter of 2009, we recognized revenue based upon shipments of Cinryze to SP/SD’s due to our ability to meet the revenue recognition criteria specifically our ability to estimate our payor mix. We previously recognized revenue upon shipment of Cinryze from SP/SD’s to patients. We are temporarily managing the rate at which additional patients are started on drug to ensure that those already receiving commercial drug, and those new patients who start their routine prophylaxis will continue with a reliable uninterrupted supply of Cinryze. Our team is working with Sanquin to complete a two tiered scale up process that is intended to significantly increase available supply in the second quarter of 2010 and beyond. When the additional supply enters the market, we will then return to adding new patients at a normal rate.

During the year ended December 31, 2009, net sales of Vancocin decreased 8.2% compared to the same period in 2008. The decrease for the year ended December 31, 2009 is primarily due to lower sales volumes driven by lower rates of severe disease, as compared to last year at this time, and a suspected increase in compounding seen both in the hospital and long-term care marketplace, partially offset by the price increases in 2009. Based upon data reported by IMS Health Incorporated, prescriptions during the year ended December 31, 2009 decreased from the same period in 2008 period by 9.3%. The units sold for the year ended December 31, 2009 decreased by 17.0% compared to the same period in 2008.

Vancocin product sales are influenced by prescriptions and wholesaler forecasts of prescription demand, which could be at different levels from period to period. Cinryze product sales are influenced by prescriptions. In the third quarter of 2009, we began to manage patients added to Cinryze therapy to ensure patients on drug will continue to receive Cinryze in future periods. We receive inventory data from our three largest wholesalers through our fee for service agreements and our two SP/SD’s through service agreements. We do not independently verify this data. Based on this inventory data and our estimates, we believe that as of December 31, 2009, the wholesalers and SP/SD’s did not have excess channel inventory.

Cost of sales (excluding amortization of product rights)

Cost of sales increased for the year ended December 31, 2009 by $31.3 million as compared to the same period in the prior year due to Cinryze which was launched in December 2008. Included in the Cost of sales for the year ended December 31, 2009 was $1.8 million that was previously deferred. Cost of sales during the year ended December 31, 2008 did not include Cinryze as we acquired Lev Pharmaceuticals in October 2008. Vancocin and Cinryze cost of sales includes the cost of materials and distribution costs and excludes amortization of product rights. As part of our October 2008 purchase of Lev, we acquired Cinryze inventory which was recorded at fair value in purchase accounting. This step-up of inventory value increased the cost of sales during the year ended December 31, 2009 by $6.9 million. We have utilized all inventory that was recorded at fair value as part of the Lev purchase in 2009.

Since units are shipped based upon earliest expiration date, we would expect the cost of product sales of both Vancocin and Cinryze to fluctuate from quarter to quarter as we may experience fluctuations in quarterly manufacturing yields.

Research and development expenses

For each of our research and development programs, we incur both direct and indirect expenses. Direct expenses include third party costs related to these programs such as contract research, consulting, cost sharing payments or receipts, and preclinical and development costs. Indirect expenses include personnel, facility, stock compensation and other overhead costs. Due to advancements in our NTCD preclinical program, the start of our Phase 4 commitment for Cinryze, and our plan to conduct additional clinical studies using Cinryze we expect costs in these programs to exceed current costs. We are evaluating our maribavir program which was discontinued in February 2009.

Research and development expenses were divided between our research and development programs in the following manner:

(in thousands)	For the years ended December 31,
	2009	2008
Direct—Core programs
CMV	$15,715	$35,200
Non-toxigenic strains of C. difficle (NTCD)	9,801	4,702
Cinryze	7,067	5,226
Vancocin	675	603
HCV	8	762
Indirect
Development	18,817	17,941

Total	$52,083	$64,434

Direct Expenses—Core Development Programs

Our direct expenses related to our CMV program decreased during the year ended December 31, 2009 as we wound-down our stem cell and liver transplant studies. Costs incurred during 2009 include enrollment in our solid organ (liver) study through February 2009, conducting follow-up visits and continuing to evaluate the results of our Phase 3 programs. In February 2009, based upon preliminary analysis of the data, we announced that our Phase 3 trial evaluating maribavir used as prophylaxis in allogeneic stem cell, or bone, marrow, transplant patients did not achieve its primary endpoints. In the primary analysis, there was no statistically significant difference between maribavir and placebo in reducing the rate of CMV disease. In addition, the study failed to meet its key secondary endpoints. We are continuing to analyze the study results. Additionally, we announced that our Phase 3 trial evaluating maribavir in liver transplant patients was discontinued and that all patients on study drug were moved to the current standard of care. During 2008, we continued recruitment and site initiations into ongoing phase 3 studies of maribavir in patients undergoing allogeneic stem cell transplant at transplant centers in the U.S., Canada and several European Countries and patients undergoing liver transplantation in the U.S. and Europe. Additionally, we began executing on our pre-launch plans for our clinical, regulatory and commercial activities for maribavir in the U.S. and Europe.

In April 2008, we announced that ViroPharma and Wyeth jointly discontinued the development of HCV-796 due to the safety issue that emerged in the Phase 2 trial in patients with hepatitis C. We also announced that ViroPharma and Wyeth do not expect to continue to collaborate on future development of hepatitis C treatment candidates and the agreement expired in accordance with its terms during the third quarter of 2009.

In October 2008, we acquired Cinryze, a C1 inhibitor, which has been approved by the FDA for routine prophylaxis of HAE. During 2009, we incurred costs related to the Cinryze open label trials which closed on March 31, 2009 and for our Phase 4 clinical trial.

The increase in costs of NTCD in 2009 over 2008 relate to increased research and development activities, costs associated with manufacturing NTCD spores and costs associated with our Phase 1 clinical trial.

Vancocin costs in 2009 and 2008 related to additional research activities.

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

Selling, general and administrative expenses

Selling, general and administrative expenses (SG&A) increased for the year December 31, 2009 by $22.0 million over the same period in 2008. This increase was driven by the expansion of our Cinryze field force ($13.2 million), increased professional fees ($2.7 million), and increased marketing efforts ($2.6 million). Included in SG&A are legal and consulting costs incurred related to our opposition to the attempt by the OGD regarding the conditions that must be met in order for a generic drug application to request a waiver of in-vivo bioequivalence testing for copies of Vancocin, which were $5.5 million and $4.0 million in the year of 2009 and 2008, respectively. We anticipate that these additional legal and consulting costs will gradually diminish in future periods. We anticipate continued increased spending in selling, general and administrative expenses in future periods as we continue the commercial launch of Cinryze.

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

Intangible amortization for the year ended December 31, 2009 was $28.2 million, as compared to $10.8 million in 2008. Amortization increased in 2009 as compared to 2008 due to the full year inclusion of the intangible asset acquired in our acquisition of Lev Pharmaceuticals.

On an ongoing periodic basis, we evaluate the useful life of our intangible assets and determine if any economic, governmental or regulatory event has modified their estimated useful lives. This evaluation did not result in a change in the life of the intangible assets during the quarter ended December 31, 2009. We will continue to monitor the actions of the FDA and OGD surrounding the bioequivalence recommendation for Vancocin and consider the effects of our opposition efforts, any announcements by generic competitors or other adverse events for additional impairment indicators. We will reevaluate the expected cash flows and fair value of our Vancocin-related assets, as well as estimated useful lives, at such time.

Impairment losses

During the first quarter of 2009, the market capitalization of ViroPharma fell below the carrying value of ViroPharma’s net assets due to the announcements surrounding our maribavir development program. This situation required us to test for impairment of our goodwill and other intangible assets which lead to a goodwill impairment charge of $65.1 million.

During 2009 and 2008, we incurred impairment charges related to our previous corporate headquarters of $3.4 million and $2.3 million, respectively due to the down turn in the real estate market.

Other Income (Expense)

Interest Income

Interest income for year ended December 31, 2009 was $0.4 million as compared to $14.3 million in 2008. Interest income in 2009 as compared to 2008 decreased due to lower amounts of cash on hand and lower interest rates.

Interest Expense

We adopted the new accounting provisions for our convertible debt securities as of January 1, 2009 and retrospectively applied this change in accounting to all prior periods presented for which we had applicable outstanding convertible debt, as required by this new standard. The adoption is discussed further in Note 3 of the Consolidated Financial Statements.

	For the years ended December 31,
(in thousands)	2009	2008
Interest expense on senior convertible notes	$4,343	$4,980
Amortization of debt discount	6,854	7,181
Amortization of finance costs	412	790

Total interest expense	$11,609	$12,951

Interest expense and amortization of finance costs in 2009 and 2008 relates entirely to the senior convertible notes issued on March 26, 2007, as described in Note 9 to the Consolidated Financial Statements.

Income Tax Expense

Our income tax expense was $41.0 million and $16.0 million for the year ended December 31, 2009 and 2008, respectively. Our income tax expense includes federal, state and foreign income taxes at statutory rates and the effects of various permanent differences. The income tax expense for 2009 reflects the full impact of our gain on the repurchase of a portion of our convertible notes. In addition, our tax expense for the year includes our current estimate of the impact of the orphan drug credit for maribavir. The increase in the 2009 expense as compared to 2008 is primarily due to the decrease in our orphan drug qualified expenses, offset by the decrease in our taxable income from 2008.

During the twelve months ended December 31, 2009, we paid approximately $1.2 million as a result of the IRS audit of our 2006 federal income tax return and results in a reduction of our taxes payable liability. We also have various state returns currently under audit. The final outcome of these audits are not yet determinable.

Results of Operations

We adopted the new accounting provisions for our convertible debt securities as of January 1, 2009 and retrospectively applied this change in accounting to all prior periods presented for which we had applicable outstanding convertible debt, as required by this new standard. The adoption is discussed further in Note 3 of the Consolidated Financial Statements.

Years ended December 31, 2008 and 2007

	For the years ended December 31,
(in thousands, except per share data)	2008	2007
Net product sales	$232,307	$203,770
Cost of sales (excluding amortization of product rights)	$8,874	$8,934
Operating income	$78,655	$115,796
Net income	$63,960	$92,105
Net income per share:
Basic	$0.90	$1.32
Diluted	$0.84	$1.21

The decrease in net income for 2008 resulted primarily from a $65.7 million increase in operating expenses and a $10.0 million decrease in interest income, offset by the $28.5 million increase in sales. The $37.1 million decrease in operating income resulted from the increased costs to support our CMV and NTCD development programs and increase intangible amortization expense related to our acquisition of Cinryze product rights. Additionally, we incurred costs related to the product launch of Cinryze and the continuation of the Cinryze open label trial. The year ended December 31, 2008 includes $8.9 million share-based compensation expense and $4.0 million of costs associated with our opposition to the OGD’s change in approach, compared to $7.6 million for share-based compensation expense and $3.3 million of costs associated with our opposition to the OGD’s change in approach for the year ended December 31, 2007.

Revenues

Revenues consisted of the following:

	For the years ended December 31,
(in thousands)	2008	2007
Net product sales	$232,307	$203,770

Revenue

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

Research and development expenses were divided between our research and development programs in the following manner:

	For the years ended December 31,
(in thousands)	2008	2007
Direct—Core programs
CMV	$35,200	$22,068
Cinryze	5,226	—
Non-toxigenic strains of C. difficle (NTCD)	4,702	1,023
Vancocin	603	14
HCV	762	951
Indirect
Development	17,941	9,869

Total	$64,434	$33,925

Direct Expenses—Core Development Programs

Our direct expenses related to our CMV program increased significantly during 2008 as we advanced through our two Phase 3 clinical studies. Specifically, we continued and in May 2008 completed recruitment into the phase 3 study of maribavir in patients undergoing allogeneic stem cell transplant at transplant centers in the U.S., Canada and several European countries. Data collection for the six month assessments continued through the end of November 2008. We also continued enrollment in our Phase 3 clinical study of maribavir in patients receiving liver transplantation in the U.S. and Europe. During 2007 we continued recruitment into a Phase 3 study of maribavir in patients undergoing allogeneic stem cell transplant, began recruiting patients into a second Phase 3 study of maribavir in liver transplant patients, and began executing on our pre-launch plans for our clinical, regulatory and commercial activities for the maribavir program in Europe.

Related to our HCV program, costs in the 2008 primarily represent those paid to Wyeth in connection with our cost-sharing arrangement related to discovery efforts to identify potential back-ups/follow-on compounds to HCV-796. During 2007, costs included continued recruitment in the 500 mg BID arms of a phase 2 study of HCV-796 when dosed in combination with pegylated interferon and ribavirin and ongoing follow-up of patients in that study. In April 2008, we announced that ViroPharma and Wyeth, have jointly discontinued the development of HCV-796 due to the previously announced safety issue that emerged in the ongoing Phase 2 trial in patients with hepatitis C. In the third quarter of 2009 the collaboration agreement expired pursuant to its terms.

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

Anticipated fluctuations in future direct expenses are discussed under “Liquidity— Development Programs.”

Direct Expenses—Non-core Development Programs

We incurred minimal direct costs related to our common cold program licensed to Merck.

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

Selling, general and administrative expenses

Selling, general and administrative (SG&A) expenses increased 28.3 million in 2008 to $67.3 million from 39.0 million in 2007. For 2008, the largest contributors to these increases was additional headcount for the addition of our European operations and the Vancocin sales force ($12.6 million), medical education activities ($8.1 million) and marketing efforts ($4.5 million).

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

Other Income (Expense)

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

Income Tax Expense

Our effective income tax rate was 20.1% and 29.4% for the years ended December 31, 2008 and 2007, respectively. Income tax expense includes federal, state and foreign income taxes at statutory rates and the effects of various permanent differences. The decrease in the 2008 rate as compared to 2007 is primarily due to the impact of the orphan drug credit for maribavir. Additionally, in connection with our acquisition of Lev, we reduced our valuation allowance by $63.1 million to recognize deferred tax assets due to recognition of deferred tax liabilities in connection with our acquisition of Lev.

Liquidity

We expect that our sources of revenue will continue to arise from Cinryze and Vancocin product sales. However, we cannot predict what the actual sales of Vancocin will be in the future based on the number of generic competitors that could enter the market if approved by the FDA, the timing of entry into the market of those generic competitors and/or the sales we may generate from an authorized generic version of Vancocin. In addition, there are no assurances that demand for Vancocin will continue at historical or current levels.

Our ability to generate positive cash flow is also impacted by the timing of anticipated events in our Cinryze, NTCD and CMV programs, including the timing of our expansion as we intend to seek to commercialize Cinryze in Europe and certain other countries, the scope of the clinical trials required by regulatory authorities, results from clinical trials, the results of our product development efforts, and variations from our estimate of future direct and indirect expenses.

The cash flows we have used in operations historically have been applied to research and development activities, marketing and business development efforts, general and administrative expenses, servicing our debt, and income tax payments. Bringing drugs from the preclinical research and development stage through phase 1, phase 2, and phase 3 clinical trials and FDA approval is a time consuming and expensive process. Because the majority of our product candidates are currently in the clinical stage of development, there are a variety of events that could occur during the development process that will dictate the course we must take with our drug development efforts and the cost of these efforts. As a result, we cannot reasonably estimate the costs that we will incur through the commercialization of any product candidate. However, we anticipate we will continue to invest in our pipeline on our initiative to develop non-toxigenic strains of C. difficile, our phase 4 program for Cinryze, and our maribavir program, future costs may exceed current costs. Also, we will incur additional costs as we intend to seek to commercialize Cinryze in Europe in countries we have distribution rights and certain other countries beginning in 2011 as well as conduct studies to identify additional C1 mediated diseases which may be of interest for further clinical development, and to evaluate new forms of administration for Cinryze. Additionally, our operating expenses will not decrease significantly due to the introduction of copies of generic Vancocin. We are also required to pay contingent consideration to Lev shareholders upon certain regulatory and commercial milestones. The most significant of our near-term operating development cash outflows are as described under “Development Programs” as set forth below.

While we anticipate that cash flows from Cinryze and Vancocin, as well as our current cash and cash equivalents, will allow us to fund substantially all of our ongoing development and operating costs, as well as the interest payments on our senior convertible notes, we may need additional financing in order to expand our product portfolio. At December 31, 2009, we had cash and cash equivalents of $331.7 million.

Overall Cash Flows

During the year ended December 31, 2009, we were provided with $84.8 million of net cash from operating activities, primarily from our operating income plus our non-cash items such as our goodwill impairment, depreciation and amortization expense and our deferred tax provision, partially offset by changes in working capital, specifically increases in accounts receivable and inventory due to the Cinryze launch. We used $8.9 million of cash for investing activities primarily related to the additional purchase price consideration for Vancocin and our net cash used in financing activities for the year ended December 31, 2009 was $20.5 million, mainly for the repurchase of a portion of our senior convertible notes.

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

Core Development Programs

Cinryze—We acquired Cinryze in October 2008 and through December 31, 2009 have spent approximately $12.3 million in direct research and development costs related to Cinryze since acquisition. During 2010, we continue to expect research and development costs related to Cinryze as we complete our Phase 4 commitment. Additionally, we will incur costs related to evaluating additional indications, formulations and territories as we develop our life cycle program related to Cinryze. We are solely responsible for the costs of Cinryze development.

NTCD—We acquired NTCD in February 2006 and through December 31, 2009 have spent approximately $16.3 million in direct research and development costs. During 2010, we expect our research and development activities related to NTCD to increase significantly as we commenced clinical studies with NTCD during the third quarter of 2009.

CMV program—From the date we in-licensed maribavir through December 31, 2009, we paid $98.5 million of direct costs in connection with this program, including the acquisition fee of $3.5 million paid to GSK for the rights to maribavir in September 2003 and a $3.0 million milestone payment in February 2007.

During 2010, we will continue to analyze the study results for the Phase 3 trials evaluating maribavir used as prophylaxis in stem cell and bone marrow transplant patients that did not achieve their primary endpoints.

Should we achieve certain product development events, we are obligated to make certain milestone payments to GSK, the licensor of maribavir.

Vancocin—We acquired Vancocin in November 2004 and through December 31, 2009, we have spent approximately $1.7 million in direct research and development costs related to Vancocin activities since acquisition.

HCV program—In April 2008, we along with Wyeth, discontinued the development of HCV-796 due to the previously announced safety issue that emerged in the ongoing Phase 2 trial in patients with hepatitis C. Additionally, we announced that ViroPharma and Wyeth do not expect to continue to collaborate on future development of hepatitis C treatment candidates and the agreement expired in accordance with its terms during the third quarter of 2009.

Business development activities

On October 21, 2008, we completed our acquisition under which ViroPharma acquired Lev Pharmaceuticals, Inc. (Lev). Lev is a biopharmaceutical company focused on developing and commercializing therapeutic products for the treatment of inflammatory diseases. The terms of the merger agreement provided for the conversion of each share of Lev common stock into upfront consideration of $453.1 million, or $2.75 per Lev share, comprised of $2.25 per share in cash and $0.50 per share in ViroPharma common stock, and contingent consideration of up to $1.00 per share which may be paid on achievement of certain regulatory and commercial milestones. As of December 31, 2009, only one of the contingent consideration payments is still achievable which is $0.50 per Lev share. We used approximately $385 million of existing cash and cash equivalents to fund the acquisition, including deal related expenses, and issued 7,359,667 shares in conjunction with the merger.

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

We adopted the new accounting provisions for our convertible debt securities as of January 1, 2009 and retrospectively applied this change in accounting to all prior periods presented for which we had applicable outstanding convertible debt, as required by this new standard. Under this new method of accounting, the debt and equity components of our convertible debt securities are bifurcated and accounted for separately. Under this new method of accounting, the convertible debt securities will recognize interest expense at effective rates of 8.0% as they are accreted to par value. See Note 3 of the Consolidated Financial Statements for further explanation.

On March 24, 2009, we repurchased, in a privately negotiated transaction, $45.0 million in principal amount of our senior convertible notes due March 2017 for total consideration of approximately $21.2 million. The repurchase represented 18% of our then outstanding debt and was executed at a price equal to 47% of par value.

Following these repurchases, senior convertible notes representing $205.0 million of principal debt are outstanding with a carrying value of $138.6 million as of December 31, 2009. Additionally, in negotiated transactions, we sold approximately 2.38 million call options for approximately $1.8 million and repurchased approximately 2.38 million warrants for approximately $1.5 million which terminated the call options and warrants that were previously entered into by us in March 2007. We recognized a $9.1 million gain in the first quarter of 2009 as a result of this debt extinguishment. For tax purposes, the gain qualifies for deferral until 2014 in accordance with the provisions of the American Recovery and Reinvestment Act.

As of December 31, 2009, we have accrued $1.2 million in interest payable to holders of the senior convertible notes. Debt issuance costs of $4.8 million have been capitalized and are being amortized over the term of the senior convertible notes, with the balance to be amortized as of December 31, 2009 being $2.8 million.

The senior convertible notes are convertible into shares of our common stock at an initial conversion price of $18.87 per share. The senior convertible notes may only be converted: (i) anytime after December 15, 2016; (ii) during the five business-day period after any five consecutive trading day period (the “measurement period”) in which the price per note for each trading day of that measurement period was less than 98% of the product of the last reported sale price of our common stock and the conversion rate on each such day; (iii) during any calendar quarter (and only during such quarter) after the calendar quarter ending June 30, 2007, if the last reported sale price of our common stock for 20 or more trading days in a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter exceeds 130% of the applicable conversion price in effect on the last trading day of the immediately preceding calendar quarter; or (iv) upon the occurrence of specified corporate events. Upon conversion, holders of the senior convertible notes will receive shares of common stock, subject to our option to irrevocably elect to settle all future conversions in cash up to the principal amount of the senior convertible notes, and shares for any excess. We can irrevocably elect this option at any time on or prior to the 35th scheduled trading day prior to the maturity date of the senior convertible notes. The senior convertible notes may be required to be repaid on the occurrence of certain fundamental changes, as defined in the senior convertible notes. As of December 31, 2009, the fair value of the principal of the $205.0 million convertible senior notes outstanding was approximately $149.4 million, based on the level 2 valuation hierarchy of the fair value measurements standard.

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

Contractual Obligations

Future contractual obligations and commercial commitments at December 31, 2009 are as follows:

(in thousands)

Contractual Obligations (1)(2)	Total	1 year or less	2-3 years	4-5 years	More than 5 years
Operating leases (3)	$12,438	$1,656	$3,581	$3,731	$3,470
Senior convertible notes (4)	235,750	4,100	8,200	8,200	215,250
Collobration agreements (5)	7,165	1,433	2,866	2,866	—
Purchase obligations (6)	371,025	62,591	115,668	126,992	65,774

Total	$626,378	$69,780	$130,315	$141,789	$284,494

(1)	This table does not include any milestone payments under our agreement with GSK in relation to our in-licensed technology, as the timing and likelihood of such payments are not known. Similarly, it does not include any additional payments due to Lilly in connection with the Vancocin acquisition, as the amount and timing of future additional payments are not determinable. Under the terms of the agreement with Lilly, Lilly is entitled to additional payments of 35% of annual net sales between $45 and $65 million of Vancocin during 2010 and 2011.

No additional payments are due to Lilly on net sales of Vancocin below or above the net sales levels reflected above. We account for purchase price consideration as contingent consideration and will record an adjustment to the carrying amount of the related intangible asset and a cumulative adjustment to the intangible amortization upon achievement of the related sales milestones. Assuming the maximum threshold is met at the end of each year, the cumulative amortization adjustment would be $1.6 million, $2.1 million and $2.7 million in the years ended December 31, 2010, 2011 and 2012, respectively.

In the event we develop any product line extensions, revive discontinued vancomycin product lines (injectable or oral solution), make improvements of existing products, or expand the label to cover new indications, Lilly would receive an additional royalty on net sales on these additional products for a predetermined time period.

Finally, the table does not include additional payments to Lev CVR holders. As of December 31, 2009, only the second CVR as described below remains achievable. The first CVR payment was $0.50 per share (or $87.5 million). During the fourth quarter of 2009, a third party’s human C1 inhibitor product was approved for the acute treatment of HAE and granted orphan exclusivity, therefore the first CVR is no longer achievable and will not be paid. The second CVR payment of $0.50 per share ($87.5 million) becomes payable if Cinryze reaches at least $600 million in cumulative net product sales within 10 years of closing of the acquisition.

(2)	This table does not include various agreements that we have entered into for services with third party vendors, including agreements to conduct clinical trials, to manufacture product candidates, and for consulting and other contracted services due to the cancelable nature of the services. We accrue the costs of these agreements based on estimates of work completed to date. We estimate that approximately $23.0 million will be payable in future periods under arrangements in place at December 31, 2009. Of this amount, approximately $4.2 million has been accrued for work estimated to have been completed as of December 31, 2009 and approximately $18.8 million relates to future performance under these arrangements.
(3)	Operating leases represent building and equipment leases.
(4)	These payments represent interest and principal related to our 2% senior convertible notes due March 2017.
(5)	Pursuant to the terms of the ROW Agreement, Sanquin may conduct certain early stage research programs for which we will provide to Sanquin €1,000,000 (approximately $1.4 million) per year for a period of five years.
(6)	In conjunction with our acquisition of Lev, we acquired purchase obligations related to the supply and manufacturing of Cinryze. We have committed to purchase up to 140,000 liters of plasma per year through 2015 from our supplier. Additionally, we are required to purchase a minimum number of units from our third party toll manufacturer. Excluded from these amounts is the manufacturing fee for Cinryze produced under the EU and ROW agreement as the minimum purchase shall be determined by the Joint Steering Committee in 2013. Also, the additional €5.0 million (approximately $7.2 million) loan that will be made to Sanquin in 2010 has been excluded from the table above.

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

Our summary of significant accounting policies is described in Note 2 to our Consolidated Financial Statements contained in our Annual Report on Form 10-K for the year ended December 31, 2009. However, we consider the following policies and estimates to be the most critical in understanding the more complex judgments that are involved in preparing our consolidated financial statements and that could impact our results of operations, financial position, and cash flows:

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

•

At the end of each reporting period we analyze our estimated channel inventory and we would defer recognition of revenue on product that has been delivered if we believe that channel inventory at a period end is in excess of ordinary business needs. Further, if we believe channel inventory levels are increasing without a reasonably correlating increase in prescription demand, we proactively delay the processing of wholesaler orders until these levels are reduced.

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

•

Impairment of Long-lived Assets—We review our fixed and intangible assets for possible impairment annually and whenever events occur or circumstances indicate that the carrying amount of an asset may not be recoverable. Assumptions and estimates used in the evaluation of impairment may affect the carrying value of long-lived assets, which could result in impairment charges in future periods. Such assumptions include, for example, projections of future cash flows and the timing and number of generic/competitive entries into the market, in determining the undiscounted cash flows, and if necessary, the fair value of the asset and whether an impairment exists. These assumptions are subjective and could result in a material impact on operating results in the period of impairment. While we reviewed our intangible assets in March 2006 and December 2008 in light of the actions taken by the OGD, we did not recognize any impairment charges. See Note 6 of the Consolidated Financial Statements for further information. Additionally in the fourth quarter of 2009, we reviewed the fair value of our property and building held for sale and have determined that an additional impairment charge was required. See Note 5 of the Consolidated Financial Statements for further information.

On an ongoing periodic basis, we evaluate the useful life of intangible assets and determine if any economic, governmental or regulatory event has modified their estimated useful lives. While we reviewed the useful life of our intangible assets in March 2006 and December 2008 in light of the actions taken by the OGD, we did not change the useful life of our intangible assets. See Note 6 of the Consolidated Financial Statements for further information.

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

A reduction in the useful life, as well as the timing and number of generics, will impact our cash flow assumptions and estimate of fair value, perhaps to a level that could result in an impairment charge. We will continue to monitor the actions of the OGD and consider the effects of our opposition actions and any announcements by generic competitors or other adverse events for additional impairment indicators. We will reevaluate the expected cash flows and fair value of our Vancocin-related assets at such time a triggering event occurs.

•

Impairment of Goodwill– We reviewed the carrying value of goodwill, to determine whether impairment may exist. Based on accounting standards, it is required that goodwill be assessed annually for impairment using fair value measurement techniques, unless a triggering event occurs between annual assessments which would then require an assessment at the end of the quarter in which a triggering event occurred.

During the first quarter of 2009, our market capitalization dropped below the carrying value of our net assets due to the results of our Phase 3 trial evaluating maribavir used as prophylaxis in allogeneic stem cell or bone marrow transplant patients. We concluded that the drop in our market cap was a triggering event which required us to perform an impairment test of our intangible assets and a step 2 test for goodwill impairment. As part of this process, we also assessed our intangible and fixed assets for impairment. Based on the analysis performed under step two, there was no remaining implied value attributable to goodwill and accordingly, we wrote off the entire goodwill balance and recognized a goodwill impairment charge in the first quarter of 2009.

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

On a periodic basis, we evaluate the realizability of our deferred tax assets and liabilities and will adjust such amounts in light of changing facts and circumstances, including but not limited to future projections of taxable income, the reversal of deferred tax liabilities, tax legislation, rulings by relevant tax authorities, tax planning strategies and the progress of ongoing tax examinations. We recognize the benefit of tax positions that we have taken or expect to take on the income tax returns we file if such tax position is more likely than not of being sustained. Settlement of filing positions that may be challenged by tax authorities could impact our income taxes in the year of resolution.

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

•

Acquisition Accounting —Businesses acquired before December 31, 2008 were accounted for in accordance with SFAS No. 141, Business Combinations and the total purchase price was allocated to Lev’s net tangible assets or identifiable intangible assets based on their fair values as of the date of the acquisition. The application of the purchase accounting requires certain estimates and assumptions especially concerning the determination of the fair values of the acquired intangible assets and property, plant and equipment as well as the liabilities assumed at the date of the acquisition. Moreover, the useful lives of the acquired intangible assets, property, plant and equipment have to be determined.

Businesses acquired subsequent to January 1, 2009 will be accounted for in accordance with the new accounting standards regarding business combinations. Under the new standards, the total purchase price will be allocated to the net tangible assets or identifiable intangible assets based on their fair values as of the date of the acquisition. Additionally, acquired IPR&D projects will initially be capitalized and considered indefinite-lived assets subject to annual impairment reviews or more often upon the occurrence of certain events. For those compounds that reach commercialization, the assets are amortized over the expected useful lives.

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

Recently Issued Accounting Pronouncements

In October 2009, the FASB issued ASU No. 2009-13, Multiple-Deliverable Revenue Arrangements, or ASU 2009-13. ASU 2009-13, amends existing revenue recognition accounting pronouncements that are currently within the scope of FASB ASC Topic 605. This consensus provides accounting principles and application guidance on how the arrangement should be separated, and the consideration allocated. This guidance changes how to determine the fair value of undelivered products and services for separate revenue recognition. Allocation of consideration is now based on management’s estimate of the selling price for an undelivered item where there is no other means to determine the fair value of that undelivered item. This new approach is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010.

On December 29, 2009, the FASB issued a proposed Accounting Standards Update to address potential practice issues associated with FASB ASC Topic 855, Subsequent Events. The proposed ASU would no longer require entities that file or furnish financial statements with the SEC to disclose the date through which subsequent events have been evaluated in originally issued and reissued financial statements. The proposed ASU has a 30-day comment period that ends January 28, 2010 and based on the proposal, final guidance would be effective on issuance. Accordingly, we will adopt the guidance when finalized.

Off-Balance Sheet Arrangements

In conjunction with our acquisition of Lev, we acquired purchase obligations related to the supply and manufacturing of Cinryze. We have committed to purchase a minimum number of liters of plasma per year through 2015 from our supplier. Additionally, we are required to purchase a minimum number of units from our third party toll manufacturer. In October 2009, we terminated our agreement with Plasma Centers of America (PCA) and our obligation to purchase plasma collected from centers own by PCA. The total minimum purchase commitments for these continuing arrangements as of December 31, 2009 are approximately $371.0 million.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our holdings of financial instruments are primarily comprised of money mark funds holding only U.S. government securities. All such instruments are classified as securities available for sale. Our debt security portfolio represents funds held temporarily pending use in our business and operations. We manage these funds accordingly. Our primary investment objective is the preservation of principal, while at the same time optimizing the generation of investment income. We seek reasonable assuredness of the safety of principal and market liquidity by investing in cash equivalents (such as Treasury bills and money market funds) and fixed income securities (such as U.S. government and agency securities, municipal securities, taxable municipals, and corporate notes) while at the same time seeking to achieve a favorable rate of return. Our market risk exposure consists principally of exposure to changes in interest rates. Our holdings are also exposed to the risks of changes in the credit quality of issuers. Historically, we have typically invested in financial instruments with maturities of less than one year. The carrying amount, which approximates fair value, and the annualized weighted average nominal interest rate of our investment portfolio at December 31, 2009, was approximately $323.7 million and 0.03%, respectively. A one percent change in the interest rate would have resulted in a $0.8 million impact to interest income for the quarter ended December 31, 2009.

At December 31, 2009, we had principal outstanding of $205.0 million of our senior convertible notes. The senior convertible notes bear interest at a rate of 2% per annum, payable semi-annually in arrears on March 15 and September 15 of each year commencing on September 15, 2007. The senior convertible notes are convertible into shares of our common stock at an initial conversion price of $18.87 per share. The senior convertible notes may only be converted: (i) anytime after December 15, 2016; (ii) during the five business-day period after any five consecutive trading day period (the “measurement period”) in which the price per note for each trading day of that measurement period was less than 98% of the product of the last reported sale price of our common stock and the conversion rate on each such day; (iii) during any calendar quarter (and only during such quarter) after the calendar quarter ending June 30, 2007, if the last reported sale price of our common stock for 20 or more trading days in a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter exceeds 130% of the applicable conversion price in effect on the last trading day of the immediately preceding calendar quarter; or (iv) upon the occurrence of specified corporate events. Upon conversion, holders of the senior convertible notes will receive shares of common stock, subject to our option to irrevocably elect to settle all future conversions in cash up to the principal amount of the senior convertible notes, and shares for any excess. We can irrevocably elect this option at any time on or prior to the 35th scheduled trading day prior to the maturity date of the senior convertible notes. The senior convertible notes may be required to be repaid on the occurrence of certain fundamental changes, as defined in the senior convertible notes. As of December 31, 2009, the fair value of the principal of the $205.0 million convertible senior notes outstanding was approximately $149.4 million, based on the level 2 valuation hierarchy of the fair value measurements standard.

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

Our financial statements required by this item are attached to this Report beginning on page 71.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer, or CEO, and our Chief Financial Officer, or CFO, of the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of December 31, 2009. Based on that evaluation, our management, including our CEO and CFO, concluded that as of December 31, 2009 our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to the Company’s management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the quarter ended December 31, 2009, there were no significant changes in our internal control over financial reporting identified in connection with the evaluation of such controls that occurred during our most recent fiscal quarter that have materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

Management Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control system was designed to provide reasonable assurance to the company’s management and board of directors regarding the preparation and fair presentation of published consolidated financial statements. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

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

Our management assessed the effectiveness of its internal control over financial reporting as of December 31, 2009. In making this assessment, it used the criteria based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission in “Internal Control—Integrated Framework” (COSO). Based on our assessments we believe that, as of December 31, 2009, our internal control over financial reporting is effective based on those criteria.

Our independent registered public accounting firm, KPMG LLP, has issued a report on the effectiveness of the Company’s internal control over financial reporting appears on the next page.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

ViroPharma Incorporated:

We have audited ViroPharma Incorporated’s (the Company’s) internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2009 and 2008, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2009, and our report dated February 24, 2010 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Short Hills, New Jersey

February 24, 2010

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

Our Board of Directors has adopted a code of business conduct and ethics that applies to our principal executive officers, principal financial officer, and controller, as well as all other employees. A copy of this code of business conduct and ethics has been posted on our Internet website at www.viropharma.com under the investing—corporate governance section. In addition, hard copies can be obtained free of charge through our investor relations department. Any amendments to, or waivers from, a provision of our code of ethics that applies to our principal executive officer, principal financial officer, controller, or persons performing similar functions and that relate to any element of the code of ethics enumerated in paragraph (b) of Item 406 of Regulation S-K shall be disclosed by posting such information on our website.

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

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibit No.	Description

3.1*	Amended and Restated Certificate of Incorporation of the Company, as amended by a Certificate of Amendment of Amended and Restated Certificate of Incorporation dated May 18, 1999, as further amended by a Certificate of Amendment of Amended and Restated Certificate of Incorporation dated May 24, 2000. (Exhibit 3.1)

3.2	Amended and Restated By-Laws of the Company. (2) (Exhibit 3.3)

4.1	Form of Indenture dated March 19, 2007 between the Company and Wilmington Trust Company, as Trustee. (21) (Exhibit 4.1)

4.2	First Supplemental Indenture, dated as of March 26, 2007, by and between the Company and Wilmington Trust Company, as Trustee. (21) (Exhibit 4.2)

10.1††	Form of Employment Agreement. (14) (Exhibit 10.1)

10.2	Form of Indemnification Agreement. (14) (Exhibit 10.2)

10.3	Investment Agreement among ViroPharma Incorporated and Perseus-Soros Biopharmaceutical Fund, L.P. dated May 5, 1999. (5) (Exhibit 10.20)

10.5†	First Amended and Restated Agreement dated February 27, 2001 between Sanofi-Synthelabo and ViroPharma Incorporated. (7) (Exhibit 10.32)

10.6††	2001 Equity Incentive Plan. (8) (Exhibit 10.33)

10.12†	License Agreement dated August 8, 2003 by and between GlaxoSmithKline and ViroPharma Incorporated. (4) (Exhibit 10.35)

10.13†	Letter Agreement dated November 24, 2003 between Sanofi-Synthelabo and the Company. (9) (Exhibit 10.34)

10.14†	Assignment, Transfer and Assumption Agreement between ViroPharma Incorporated and Eli Lilly and Company dated October 18, 2004.(10) (Exhibit 2.1)

10.15†	Amendment No. 1 to the Assignment, Transfer and Assumption Agreement between ViroPharma Incorporated and Eli Lilly and Company dated November 8, 2004.(10) (Exhibit 2.2)

10.16†	License Agreement between ViroPharma Incorporated and Schering Corporation dated November 3, 2004. (11) (Exhibit 2.1)

10.17††	ViroPharma Severance Plan. (14) (Exhibit 10.37)

10.18††	ViroPharma Cash Bonus Plan. (22) (Exhibit 10.2)

10.19††	ViroPharma Board Compensation Policy.(31) (Exhibit 10.19)

10.20††	Amended and Restated 1995 ViroPharma Stock Option and Restricted Share Plan. (13)

10.21††	2005 Equity Incentive Plan. (19)

10.22††	Form Of Non-Qualified Stock Option Agreement For Member Of The Board Of Director. (15) (Exhibit 10.2)

10.23††	Form Of Non-Qualified Stock Option Agreement. (15) (Exhibit 10.3)

10.24††	Form of Incentive Stock Option Agreement. (15) (Exhibit 10.4)

Exhibit No.	Description

10.25†	Master Agreement by and between OSG Norwich Pharmaceuticals, Inc. and ViroPharma Incorporated effective as of December 1, 2005. (16) (Exhibit 10.41)

10.26†	Project Agreement No. 1 by and between OSG Norwich Pharmaceuticals, Inc. and ViroPharma Incorporated. (16) (Exhibit 10.42)

10.27†	Bulk Supply Agreement between ViroPharma and Alpharma Inc. dated April 13, 2006. (17) (Exhibit 10.1)

10.28†	Project Agreement No. 2 by and between OSG Norwich Pharmaceuticals, Inc. and ViroPharma Incorporated dated May 15, 2006. (17) (Exhibit 10.2)

10.29	Real Estate Purchase Agreement between LV Associates, L.P. and the Company dated December 22, 2006. (22) (Exhibit 10.33)

10.30	Confirmation of Convertible Bond Hedge Transaction, dated as of March 20, 2007, by and between ViroPharma Incorporated and Credit Suisse International and Credit Suisse, New York Branch, as agent for Credit Suisse International. (21) (Exhibit 10.1)

10.31	Confirmation of Convertible Bond Hedge Transaction, dated as of March 20, 2007, by and between ViroPharma Incorporated and Wells Fargo Bank, National Association. (21) (Exhibit 10.2)

10.32	Confirmation of Issuer Warrant Transaction dated as of March 20, 2007, by and between ViroPharma Incorporated and Credit Suisse International and Credit Suisse, New York Branch, as agent for Credit Suisse International. (21) (Exhibit 10.3))

10.33	Confirmation of Issuer Warrant Transaction, dated as of March 20, 2007, by and between ViroPharma Incorporated and Wells Fargo Bank, National Association.(21) (Exhibit 10.4)

10.34	Amendment to Confirmation of Issuer Warrant Transaction dated as of March 22, 2007, by and between ViroPharma Incorporated and Credit Suisse International and Credit Suisse, New York Branch, as agent for Credit Suisse International. (21) (Exhibit 10.4))

10.35	Amendment to Confirmation of Issuer Warrant Transaction, dated as of March 22, 2007, by and between ViroPharma Incorporated and Wells Fargo Bank, National Association. (21) (Exhibit 10.5)

10.36†	Amended and Restated Bulk Supply Agreement between ViroPharma and Alpharma Inc. dated October 26, 2007.(18) (Exhibit 10.38)

10.37	Agreement and Plan of Merger, dated as of July 15, 2008, by and among ViroPharma Incorporated, HAE Acquisition Corp., and Lev Pharmaceuticals, Inc. (3) (Exhibit 2.1)

10.38	Form of Contingent Value Rights Agreement, by and among ViroPharma Incorporated, Lev Pharmaceuticals, Inc. and StockTrans, Inc. (3) (Exhibit 2.1)

10.39††	Separation Agreement, dated July 15, 2008, by and between Lev Pharmaceuticals, Inc., ViroPharma Incorporated and Joshua Schein. (6) (Exhibit 10.5)

10.40††	Separation Agreement, dated July 15, 2008, by and between Lev Pharmaceuticals, Inc., ViroPharma Incorporated and Judson Cooper. (6) (Exhibit 10.6)

10.45†	Plasma Supply Agreement dated April 12, 2007 (24) (Exhibit 10.4)

10.46†	Agreement for the Purchase and Sale of Blood Plasma dated July 12, 2007 (25)(Exhibit 10.1)

10.50	Lease Agreement with 730 Stockton Drive Associates, L.P. dated March 14, 2008. (27) (Exhibit 10.1)

Exhibit No.	Description

10.51††	Letter Agreement with Michel de Rosen dated March 30, 2008 (28) (Exhibit 10.1)

10.52††	Letter Agreement between the Company and Robert Pietrusko dated January 9, 2009 (22) (Exhibit 10.1)

10.53	Form of Partial Unwind Agreement with respect to the Note Hedge Transaction Confirmation between ViroPharma Incorporated and Credit Suisse International (32) (Exhibit 10.1)

10.54	Form of Partial Unwind Agreement with respect to the Warrant Confirmation between ViroPharma Incorporated and Credit Suisse International (32) (Exhibit 10.2)

10.55	Form of Partial Unwind Agreement with respect to the Note Hedge Transaction Confirmation between ViroPharma Incorporated and Wells Fargo Bank, National Association (32) (Exhibit 10.3)

10.56	Form of Partial Unwind Agreement with respect to the Warrant Confirmation, dated July 11, 2007 between ViroPharma Incorporated and Wells Fargo Bank, National Association (32) (Exhibit 10.4)

10.57††	Amended and Restated ViroPharma Incorporated 2000 Employee Stock Purchase Plan. (33) (Annex A)

10.58††	Form of Amended and Restated Change of Control Agreement with the Executive Officers. (34) (Exhibit 10.1)

10.59††	Form of Amended and Restated Change of Control Agreement with the General Counsel. (34) (Exhibit 10.2)

10.60†	Intermediate Supply Agreement with Biotest AG dated as of June 19, 2009 by and between ViroPharma SPRL, a wholly owned subsidiary of ViroPharma Incorporated , and Biotest AG. (35) (Exhibit 10.1)

10.62†	First Amendment to the Agreement for the Purchase and Sale of Blood Plasma, dated as of July 9, 2009 by and between ViroPharma Biologics, Inc., a wholly owned subsidiary of ViroPharma Incorporated, and DCI Management Group LLC. (36) (Exhibit 10.1)

10.63†*	Manufacturing and Distribution Agreement (Europe and ROW) dated as of January 8, 2010, by and between ViroPharma SPRL, a wholly-owned subsidiary of ViroPharma Incorporated, and Sanquin Bloedvoorziening (Sanquin Blood Supply Foundation)

10.64†*	Distribution and Manufacturing Services Agreement For the Americas and Israel dated as of January 8, 2010, by and between ViroPharma Biologics, Inc., a wholly-owned subsidiary of ViroPharma Incorporated, and Sanquin Bloedvoorziening (Sanquin Blood Supply Foundation)

10.65†*	Exclusive License Agreement dated as of February 20, 2006 by and between ViroPharma Incorporated and Dale N. Gerding, M.D.

14	Code of Conduct and Ethics. (23)(Exhibit 14)

21*	List of Subsidiaries.

23*	Consent of KPMG LLP, Independent Registered Public Accounting Firm.

24*	Power of Attorney (included on signature page).

31.1*	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.
†	Portions of this exhibit were omitted and filed separately with the Secretary of the Commission pursuant to an application for confidential treatment filed with the Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.
††	Compensation plans and arrangements for executives and others.
(1)	Filed as an Exhibit to Registrant’s Form 10-Q for the quarter ended June 30, 2000.
(2)	Filed as an Exhibit to the Company’s Current Report on Form 8-K filed with the Commission on November 14, 2008.
(3)	Filed as an Exhibit to the Company’s Current Report on Form 8-K filed with the Commission on July 18, 2008.
(4)	Filed as an Exhibit to Registrant’s Form 10-Q for the quarter ended September 30, 2003.
(5)	Filed as an Exhibit to Registrant’s Form 10-Q for the quarter ended March 31, 1999.
(6)	Filed as an Exhibit to the Current Report on Form 8-K filed with the Commission on July 18, 2008 by Lev Pharmaceuticals, Inc.
(7)	Filed as an Exhibit to Registrant’s Form 10-Q for the quarter ended March 31, 2001.
(8)	Filed as an Exhibit to Registrant’s Form 10-K for the year ended December 31, 2001.
(9)	Filed as an Exhibit to Registrant’s Current Report on Form 8-K filed with the Commission on April 11, 2008.
(10)	Filed as an Exhibit to the Company’s Current Report on Form 8-K/A filed with the Commission on November 24, 2004.
(11)	Filed as an Exhibit to the Company’s Current Report on Form 8-K filed with the Commission on November 29, 2004.
(12)	Filed as an Exhibit to the Company’s Current Report on Form 8-K filed with the Commission on February 15, 2005.
(13)	Filed as an Annex to Registrant’s Proxy Statement filed with the Commission on April 8, 2002.
(14)	Filed as an Exhibit to Registrant’s Form 10-K for the year ended December 31, 2004.
(15)	Filed as an Exhibit to Registrant’s Form 10-Q for the quarter ended June 30, 2005.
(16)	Filed as an Exhibit to Registrant’s Form 10-K for the year ended December 31, 2005.
(17)	Filed as an Exhibit to Registrant’s Form 10-Q for the quarter ended June 30, 2006.
(18)	Filed as an Exhibit to Registrant’s Form 10-K for the year ended December 31, 2008.
(19)	Field as Annex to Registrant’s Proxy Statement filed with the Commission on April 11, 2008.
(20)	Filed as an Exhibit to the Company’s Registration Statement on Form S-3 (333-141411) filed with the Commission on March 19, 2007.
(21)	Filed as an Exhibit to the Company’s Current Report on Form 8-K filed with the Commission on March 26, 2007.
(22)	Filed as an Exhibit to Registrant’s Current Report on Form 8-K filed with the Commission on January 8, 2009.
(23)	Filed as an Exhibit to the Company’s Current Report on Form 8-K filed with the Commission on February 24, 2010.
(24)	Filed as an Exhibit to Form 10-QSB/A filed by Lev Pharmaceuticals, Inc. on August 27, 2007.
(25)	Filed as an Exhibit to Form 8-K filed by Lev Pharmaceuticals, Inc. on July 25, 2007.
(26)	Filed as an Exhibit to Form 10-Q filed by Lev Pharmaceuticals, Inc. on April 30, 2008.
(27)	Filed as an Exhibit Registrant’s Form 10-Q for the quarter ended March 31, 2008.
(28)	Filed as an Exhibit to Registrant’s Current Report on Form 8-K filed with the Commission on April 3, 2008.
(29)	Filed as an Exhibit to Form 10-KSB filed by Lev Pharmaceuticals, Inc. on March 31, 2006 .
(30)	Filed as an Exhibit to Form 10-KSB filed by Lev Pharmaceuticals, Inc. on March 31, 2006 .
(31)	Filed as an Exhibit to the Company’s Annual Report on Form 10-K filed with the Commission on March 2, 2009.
(32)	Filed as an Exhibit to the Company’s Current Report on Form 8-K filed with the Commission on March 24, 2009.
(33)	Field as Annex A to the Company’s Proxy Statement filed with the Commission on April 10, 2009.

(34)	Filed as an Exhibit to the Company’s Current Report on Form 8-K filed with the Commission on June 17, 2009.
(35)	Filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q filed with the Commission on July 29, 2009.
(36)	Filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q filed with the Commission on October 29, 2009.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Capacity	Date

/s/ VINCENT J. MILANO	President, Chief Executive Officer (Principal Executive Officer)	February 24, 2010
Vincent J. Milano

/s/ CHARLES A. ROWLAND, JR.	Chief Financial Officer (Principal Financial Officer)	February 24, 2010
Charles A. Rowland, Jr.

/s/ RICHARD S. MORRIS Richard S. Morris	Chief Accounting Officer and Controller (Principal Accounting Officer)	February 24, 2010

/s/ VINCENT J. MILANO Vincent J. Milano	Chairman of the Board	February 24, 2010

/s/ PAUL A. BROOKE Paul A. Brooke	Director	February 24, 2010

/s/ WILLIAM CLAYPOOL, M.D. William Claypool, M.D.	Director	February 24, 2010

/s/ MICHAEL R. DOUGHERTY Michael R. Dougherty	Director	February 24, 2010

/s/ ROBERT J. GLASER Robert J. Glaser	Director	February 24, 2010

/s/ JOHN R. LEONE John R. Leone	Director	February 24, 2010

/s/ HOWARD H. PIEN Howard H. Pien	Director	February 24, 2010

/s/ FRANK BALDINO, JR. Frank Baldino, Jr.	Director	February 24, 2010

VIROPHARMA INCORPORATED

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

ViroPharma Incorporated:

We have audited the accompanying consolidated balance sheets of ViroPharma Incorporated as of December 31, 2009 and 2008, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2009. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ViroPharma Incorporated as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2009, in conformity with U.S generally accepted accounting principles.

As discussed in Notes 3 and 9 to the consolidated financial statements, the Company retrospectively changed its method of accounting for convertible debt instruments that may be settled in cash upon conversion due to the adoption of a new accounting standard issued by the FASB, as of January 1, 2009.

As discussed in Note 15 to the consolidated financial statements, the Company changed its method of measuring the fair value of assets and liabilities as of January 1, 2008.

As discussed in Note 13 to the consolidated financial statements, the Company changed its method of recognizing and measuring the tax effects related to uncertain tax positions due to the adoption of a new accounting standard issued by the FASB, as of January 1, 2007.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of ViroPharma Incorporated’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 24, 2010 expressed an unqualified opinion on the effective operation of internal control over financial reporting.

/s/ KPMG LLP

Short Hills, New Jersey

February 24, 2010

ViroPharma Incorporated

Consolidated Balance Sheets

(in thousands, except share and per share data)	December 31, 2009	December 31, 2008
Assets
Current assets:
Cash and cash equivalents	$331,672	$275,839
Accounts receivable, net	41,243	15,058
Inventory	41,582	27,168
Prepaid expenses and other current assets	9,546	5,120
Prepaid income taxes	2,256	6,867
Property and building held for sale	—	6,734
Deferred income taxes	20,065	24,094

Total current assets	446,364	360,880
Intangible assets, net	618,510	639,693
Property, equipment and building improvements, net	10,508	6,853
Goodwill	—	65,099
Debt issue costs, net	2,784	3,892
Other assets	6,285	9,712

Total assets	$1,084,451	$1,086,129

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$5,866	$5,719
Due to partners	—	1,278
Accrued expenses and other current liabilities	33,354	35,650
Income tax payable	769	820

Total current liabilities	39,989	43,467
Non-current income tax payable and other non-current liabilities	2,958	4,071
Deferred tax liabilities	152,503	128,254
Long-term debt	138,614	161,003

Total liabilities	334,064	336,795

Commitments and Contingencies

Stockholders’ equity:
Preferred stock, par value $0.001 per share. 5,000,000 shares authorized; Series A convertible participating preferred stock; no shares issued and outstanding	—	—
Common stock, par value $0.002 per share. 175,000,000 shares authorized; issued and outstanding 77,442,716 shares at December 31, 2009 and 77,397,621 shares at December 31, 2008	156	156

Additional paid-in capital	701,063	690,502
Accumulated other comprehensive gain (loss)	914	(655)
Retained earnings	48,254	59,331

Total stockholders’ equity	750,387	749,334

Total liabilities and stockholders’ equity	$1,084,451	$1,086,129

See accompanying notes to consolidated financial statements.

ViroPharma Incorporated

Consolidated Statements of Operations

	Years ended December 31,
(in thousands, except per share data)	2009	2008	2007
Revenues:
Net product sales	$310,449	$232,307	$203,770

Costs and Expenses:
Cost of sales (excluding amortization of product rights)	40,214	8,874	8,934
Research and development	52,083	64,434	33,925
Selling, general and administrative	89,316	67,270	38,995
Intangible amortization	28,183	10,809	6,120
Goodwill impairment	65,099	—	—
Impairment loss	3,424	2,265	—

Total costs and expenses	278,319	153,652	87,974

Operating income	32,130	78,655	115,796

Other Income (Expense):
Interest income	352	14,296	24,265
Interest expense	(11,609)	(12,951)	(9,612)
Gain on long-term debt repurchase	9,079	—	—

Income before income tax expense	29,952	80,000	130,449

Income tax expense	41,029	16,040	38,344

Net (loss) income	(11,077)	63,960	92,105

Net (loss) income per share:
Basic	$(0.14)	$0.90	$1.32
Diluted	$(0.14)	$0.84	$1.21

Shares used in computing net (loss) income per share:
Basic	77,423	71,391	69,827
Diluted	77,423	85,712	80,891

See accompanying notes to consolidated financial statements.

ViroPharma Incorporated

Consolidated Statements of Comprehensive Income (Loss)

	Year ended December 31,
(in thousands)	2009	2008	2007
Net (loss) income	$(11,077)	$63,960	$92,105

Other comprehensive income:
Unrealized holding gains (losses) arising during period, net of income taxes of $300 in 2008 and $(326) in 2007	—	550	(608)
Foreign currency translation adjustment	1,569	(659)	5

Comprehensive (loss) income	$(9,508)	$63,851	$91,502

See accompanying notes to consolidated financial statements

ViroPharma Incorporated

Consolidated Statements of Stockholders’ Equity

(in thousands)	Preferred Stock		Common Stock		Additional paid-in capital	Accumulated other comprehensive loss	Retained Earnings	Total stockholders’ equity
	Number of shares	Amount	Number of shares	Amount
Balance, December 31, 2006	—	$—	69,770	140	508,436	57	(96,734)	411,899
Issuance of common stock	—	—	22	—	187	—	—	187
Exercise of common stock options	—	—	113	—	525	—	—	525
Cost of call spread options, net	—	—	—	—	(23,250)	—	—	(23,250)
Issuance of senior convertible notes (as adjusted, see Note 3)	—	—	—	—	95,215	—	—	95,215
Unrealized gains on available-for-sale securities	—	—	—	—	—	(608)	—	(608)
Share-based compensation	—	—	—	—	7,641	—	—	7,641
Tax benefit on convertible note hedge	—	—	—	—	4,507	—	—	4,507
Stock option tax benefits	—	—	—	—	304	—	—	304
Cumulative translation adjustment	—	—	—	—	—	5	—	5
Net income	—	—	—	—	—	—	92,105	92,105

Balance, December 31, 2007	—	—	69,905	140	593,565	(546)	(4,629)	588,530
Issuance of common stock	—	—	21	—	180	—	—	180
Exercise of common stock options	—	—	112	1	359	—	—	360
Unrealized gains on available-for-sale securities	—	—	—	—	—	550	—	550
Share-based compensation	—	—	—	—	8,932	—	—	8,932
Tax benefit on convertible note hedge	—	—	—	—	1,262	—	—	1,262
Stock option tax benefits	—	—	—	—	184	—	—	184
Cumulative translation adjustment	—	—	—	—	—	(659)	—	(659)
Acquisition of Lev Pharmaceuticals, Inc.	—	—	7,360	15	86,020	—	—	86,035
Net income	—	—	—	—	—	—	63,960	63,960

Balance, December 31, 2008	—	—	77,398	156	690,502	(655)	59,331	749,334
Exercise of common stock options	—	—	13	—	22	—	—	22
Employee stock purchase plan	—	—	32	—	356	—	—	356
Share-based compensation	—	—	—	—	11,828	—	—	11,828
Cumulative translation adjustment	—	—	—	—	—	1,569	—	1,569
Stock option tax benefits	—	—	—	—	44	—	—	44
Termination of call spread options, net	—	—	—	—	274	—	—	274
Repurchase of conversion options on long-term debt	—	—	—	—	(1,963)	—	—	(1,963)
Net income	—	—	—	—	—	—	(11,077)	(11,077)

Balance, December 31, 2009	—	$—	77,443	$156	$701,063	$914	$48,254	$750,387

See accompanying notes to consolidated financial statements.

ViroPharma Incorporated

Consolidated Statements of Cash Flows

	For the years ended December 31,
(in thousands)	2009	2008	2007
Cash flows from operating activities:
Net (loss) income	$(11,077)	$63,960	$92,105
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Non-cash share-based compensation expense	11,817	8,938	7,600
Non-cash building impairment	3,424	2,265	—
Non-cash interest expense	7,291	7,888	2,462
Gain on long-term debt repurchase	(9,079)	—	—
Non-cash goodwill impairment	65,099	—	—
Deferred tax provision	28,161	10,389	12,875
Depreciation and amortization expense	29,660	11,989	6,924
Changes in assets and liabilities:
Accounts receivable	(26,000)	2,991	(8,237)
Inventory	(13,622)	(3,129)	57
Prepaid expenses and other current assets	(4,447)	4,977	(1,916)
Prepaid income taxes/ income taxes payable	4,447	(6,084)	(23)
Other assets	3,432	(8,279)	10
Due to partners	(1,278)	270	225
Accounts payable	(211)	1,573	(726)
Accrued expenses and other current liabilities	(2,456)	(6,387)	10,378
Non-current income tax payable and other non-current liabilities	(382)	76	1,133

Net cash provided by operating activities	84,779	91,437	122,867

Cash flows from investing activities:
Purchase of Lev Pharmaceuticals, Inc., net of cash acquired	—	(380,218)	—
Purchase of Vancocin assets	(7,000)	(7,000)	(5,950)
Purchase of property, plant and equipment	(1,929)	(2,529)	(8,866)
Purchase of short-term investments	—	—	(789,707)
Maturities of short-term investments	—	405,187	588,347

Net cash (used in) provided by investing activities	(8,929)	15,440	(216,176)

Cash flows from financing activities:
Long-term debt repurchase	(21,150)	—	—
Repaymemt of acquired debt	—	(12,056)
Net proceeds from issuance of senior convertible notes	—	—	241,825
Net purchase of call spread options	—	—	(23,250)
Termination of call spread options, net	274	—	—
Net proceeds from issuance of common stock	378	540	712
Excess tax benefits from share-based payment arrangements	44	184	304
Tax benefit on convertible note hedge	—	1,262	1,880

Net cash (used in) provided by financing activities	(20,454)	(10,070)	221,471
Effect of exchange rate changes on cash	437	(659)	5
Net increase in cash and cash equivalents	55,833	96,148	128,167
Cash and cash equivalents at beginning of period	275,839	179,691	51,524

Cash and cash equivalents at end of period	$331,672	$275,839	$179,691

See accompanying notes to consolidated financial statements.

ViroPharma Incorporated

Notes to the Consolidated Financial Statements

Note 1. Organization and Business Activities

ViroPharma Incorporated and subsidiaries is a global biotechnology company dedicated to the development and commercialization of products that address serious diseases, with a focus on products used by physician specialists or in hospital settings. We have two marketed products and two development programs. We intend to grow through sales of our marketed products, CinryzeTM and Vancocin®, through continued development of our product pipeline, expansion of sales of Cinryze into additional territories and through potential acquisition or licensing of products or acquisition of companies.

We market and sell Cinryze in the United States for routine prophylaxis against angioedema attacks in adolescent and adult patients with hereditary angioedema (HAE). Cinryze is a C1 esterase inhibitor therapy for routine prophylaxis against HAE, also known as C1 inhibitor (C1-INH) deficiency, a rare, severely debilitating, life-threatening genetic disorder. Cinryze was obtained in October 2008, when we completed our acquisition of Lev Pharmaceuticals, Inc. (Lev). On January 8, 2010 we acquired expanded rights to commercialize Cinryze and future C1-INH derived products in certain European countries and other territories throughout the world (as described in the strategic relationships section) as well as rights to develop future C1-INH derived products for additional indications. We intend to seek to commercialize Cinryze in Europe in 2011 in countries which we have distribution rights. We are currently evaluating our commercialization plans in additional territories. We also intend to conduct studies to identify further therapeutic uses and expand the labeled indication for Cinryze to potentially include other C1 mediated diseases as well as new modes of administration.

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

We currently have two development programs, C1 esterase inhibitor [human] to identify further therapeutic uses and potential additional indications and other modes of administration for the treatment of HAE and other C1 mediated diseases and a non-toxigenic strain of C. difficile (NTCD) for the treatment and prevention of CDI. On August 6, 2009 we announced that dosing has begun in the Phase 1 clinical trial for NTCD. The Phase 1 study will determine the safety and tolerability of NTCD dosed orally as a single and repeat escalating doses in healthy young and older adults. On February 9, 2009, we announced that our Phase 3 trial evaluating maribavir used as prophylaxis in allogeneic stem cell, or bone marrow, transplant (SCT) patients did not achieve its primary endpoint. In the primary analysis, there was no statistically significant difference between maribavir and placebo in reducing the rate of CMV disease. Additionally, on February 13, 2009, we announced that enrollment in our Phase 3 trial evaluating maribavir in liver transplant patients was discontinued and that all patients on study drug were moved to the current standard of care. We continue to evaluate our maribavir program in light of the Phase 3 clinical trial results.

Note 2. Basis of Presentation

Principles of Consolidation

The consolidated financial statements include the accounts of ViroPharma and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

Cash and cash equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents.

ViroPharma Incorporated

Notes to the Consolidated Financial Statements—(Continued)

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

The Company has an exposure to credit risk in its trade accounts receivable from sales of Vancocin and Cinryze. Vancocin is distributed through wholesalers that sell the product to pharmacies and hospitals and Cinryze is distributed through specialty pharmacy/ specialty distributors (SP/SD’s) who then sell and distribute to physicians, hospitals and patients, among others. These three wholesalers and two SP/SD’s represent approximately 88% of our trade accounts receivable at December 31, 2009 and approximately 83% of our 2009 net product sales.

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

Accounts receivable

Accounts receivable are recorded at the invoiced amount, net of related cash discounts and do not bear interest. The allowance for doubtful accounts is based on a specific review of the Company’s accounts receivable. At December 31, 2009 and 2008, there was no allowance for doubtful accounts. The Company does not have any off-balance sheet exposure related to its customers.

Inventories

Inventories are stated at the lower of cost or market using actual cost. At December 31, 2009 and 2008, inventory consists of finished goods. work-in-process (WIP) and certain starting materials required to produce inventory of Vancocin and Cinryze.

Property, equipment and building improvements

Property, equipment and building improvements are recorded at cost. Depreciation and amortization are computed on a straight-line basis over the useful lives of the assets or the lease term, whichever is shorter, ranging from three to thirty years.

The Company leases certain of its equipment and facilities under operating leases. Operating lease payments are charged to operations on a straight-lined basis over the related period that such leased assets are utilized in service. Expenditures for repairs and maintenance are expensed as incurred.

ViroPharma Incorporated

Notes to the Consolidated Financial Statements—(Continued)

Goodwill and Intangible Assets

Goodwill is not amortized, but is evaluated annually for impairment or when indicators of a potential impairment are present. Our impairment testing of goodwill is performed separately from our impairment testing of individual intangibles. The annual evaluation for impairment of goodwill is based on valuation models that incorporate assumptions and internal projections of expected future cash flows and operating plans. We believe such assumptions are also comparable to those that would be used by other marketplace participants.

During the first quarter of 2009 and as of March 31, 2009, the market capitalization of ViroPharma fell below the carrying value of the our net assets due to the results of our Phase 3 clinical trial evaluating maribavir used as prophylaxis in allogeneic stem cell transplant patients and our decision to discontinue dosing in our Phase 3 trial of maribavir in solid organ (liver) transplant patients. The fact that our market capitalization fell below our carrying value required us to test for impairment of our goodwill and other intangible assets. See Note 7 for further discussion of this impairment test.

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

Impairment or Disposal of Long-Lived Assets

The Company assesses the recoverability of long-lived assets for which an indicator of impairment exists, as necessary. Specifically, the Company determines if a long-lived asset or asset group is impaired by comparing the carrying value of these assets to their estimated undiscounted future operating cash flows. If impairment is indicated, a charge is recognized for the difference between the asset’s carrying value and fair value. See Note 5 for discussion of impairments of our previous Company headquarters in 2009 and 2008.

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

Product revenue for Vancocin and Cinryze is recorded upon delivery to either the wholesaler or specialty pharmacy/specialty distributor (SP/SD), when title has passed. Product demand from wholesalers during a given period may not correlate with prescription demand for the product in that period. As a result, the Company periodically estimates and evaluates the wholesalers’ inventory position and would defer recognition of revenue on product that has been delivered if the Company believes that channel inventory at a period end is in excess of ordinary business needs and if the Company believes the value of potential returns is materially different than the returns accrual. During 2009, 2008 and 2007, the Company did not defer any Vancocin product sales. Product revenue for Cinryze was deferred until the product was shipped to the end customer by the specialty pharmacy until the 2nd quarter of 2009. Beginning in the 2nd quarter of 2009, Cinryze revenue is recorded upon delivery to the wholesaler.

ViroPharma Incorporated

Notes to the Consolidated Financial Statements—(Continued)

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

Sales Allowances

The Company records appropriate sales allowances upon the recognition of product revenue. The Company’s return policy for Vancocin is limited to damaged or expired product. Cinryze has a no return policy. The return allowance is determined based on analysis of the historical rate of returns associated with Vancocin, which is then applied to sales, and is analyzed considering estimated wholesaler inventory and prescriptions. The chargeback and rebate allowances are determined based on analysis of the historical experience of government agencies’ market share and governmental contractual prices relative to current selling prices, as well as the payor mix information provided by our wholesalers and from information obtained through Cinryze Solutions.

Customers

The Company’s net product sales are related to Vancocin and Cinryze. For Vancocin, our customers are wholesalers who then distribute the product to pharmacies, hospitals and long term care facilities, among others. For Cinryze, our customers are specialty pharmacy and specialty distributors (SP/SD) who will distribute the product to physicians, hospitals and patients.

Four wholesalers and/or SP/SD’s represent the majority of the Company’s consolidated total revenue, as approximated below:

	Percentage of total revenues
	2009	2008	2007
Customer A	29%	39%	37%
Customer B	25%	38%	40%
Customer C	13%	17%	16%
Customer D	12%	—	—

Total	79%	94%	93%

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

ViroPharma Incorporated

Notes to the Consolidated Financial Statements—(Continued)

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

Share-based payments

The Company adopted the new accounting for share-based payments using the modified prospective approach effective January 1, 2006. This pronouncement requires the Company to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost shall be recognized over the period during which an employee is required to provide service in exchange for the award—the requisite service period (vesting period). The grant-date fair value of employee share options are estimated using the Black-Scholes option-pricing model adjusted for the unique characteristics of those instruments. See Note 12 for the disclosures related to share-based compensation.

Compensation expense for options granted to non-employees is determined in accordance with the standard as the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measured. Compensation expense for options granted to non-employees is remeasured each period as the underlying options vest.

Earnings per share

Basic earnings per share (EPS) is calculated by dividing net income by the weighted average shares of common stock outstanding during the period. Diluted EPS reflects the potential dilution of securities that could share in the earnings, including the effect of dilution to net income of convertible securities, stock options and warrants see Note 14.

Segment information

The Company is managed and operated as one business. The entire business is managed by a single management team that reports to the chief executive officer. The Company does not operate separate lines of business or separate business entities with respect to any of its products or product candidates and all of its product sales are within the U.S. Accordingly, the Company does not prepare discrete financial information with respect to separate product areas or by location and does not have separately reportable segments.

ViroPharma Incorporated

Notes to the Consolidated Financial Statements—(Continued)

Foreign Currency Translation

The financial statements of the Company’s international subsidiaries are translated into U.S. dollars using the exchange rate at each balance sheet date for assets and liabilities, the historical exchange rate for stockholders’ equity and an average exchange rate for each period of revenues, expenses, and gain and losses. The functional currency of the Company’s non-U.S. subsidiaries is the local currency. Adjustments resulting from the translation of financial statements are reflected in accumulated other comprehensive income. Transaction gains and losses are charged to operations.

Subsequent Events

We have evaluated all subsequent events through the date the financial statements were issued.

Reclassification

Certain prior year amounts related to our medical education and medical affairs costs have been reclassified within operating expenses to conform to the current year presentation.

New Accounting Standards

In June 2009, the Financial Accounting Standards Board (FASB) issued ASC Topic 105, Generally Accepted Accounting Principles, which became the single source of authoritative nongovernmental U.S. generally accepted accounting principles (GAAP), superseding existing FASB, American Institute of Certified Public Accountants (AICPA), Emerging Issues Task Force (EITF), and related accounting literature. This pronouncement reorganizes the thousands of GAAP pronouncements into roughly 90 accounting topics and displays them using a consistent structure. Also included is relevant Securities and Exchange Commission guidance organized using the same topical structure in separate sections and is effective for financial statements issued for reporting periods that end after September 15, 2009. We adopted this pronouncement in 2009 and modified our financial disclosures to authoritative accounting literature that will be references in accordance with ASC Topic 105.

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

In April 2009, the FASB released a new pronouncement which requires certain disclosures about fair value of financial instruments in interim financial statements and in annual financial statements. We adopted this pronouncement on June 30, 2009 and have provided the necessary additional disclosures.

ViroPharma Incorporated

Notes to the Consolidated Financial Statements—(Continued)

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

In May 2008, the FASB issued a new pronouncement that requires the issuer of convertible debt instruments with cash settlement features to separately account for the liability and equity components of the instrument. The debt is recognized at the present value of its cash flows discounted using the issuer’s nonconvertible debt borrowing rate. The equity component is recognized as the difference between the proceeds from the issuance of the note and the fair value of the liability. This pronouncement which is part of ASC Topic 470 also requires an accretion of the resultant debt discount over the expected life of the debt. The transition guidance requires retrospective application to all periods presented, and does not grandfather existing instruments. We adopted this pronouncement on January 1, 2009 and retrospectively applied this change in accounting to all prior periods presented for which we had applicable outstanding convertible debt. The adoption is discussed further in Note 3.

Effective January 1, 2009, we adopted a newly issued accounting standard for fair value measurements of all nonfinancial assets and nonfinancial liabilities not recognized or disclosed at fair value in the financial statements on a recurring basis. The adoption of the accounting standard for these assets and liabilities did not have an impact on our financial statements other than additional disclosures, which are included in the footnotes.

Effective January 1, 2009, we adopted a newly issued accounting standard for business combinations. This standard requires an acquiring company to measure all assets acquired and liabilities assumed, including contingent considerations and all contractual contingencies, at fair value as of the acquisition date. In addition, an acquiring company is required to capitalize IPR&D and either amortize it over the life of the product, or write it off if the project is abandoned or impaired. The standard also amended accounting for uncertainty in income taxes in a business combination. Previously, accounting standards generally required post-acquisition adjustments related to business combination deferred tax asset valuation allowances and liabilities for uncertain tax positions to be recorded as an increase or decrease to goodwill. This new standard does not permit this accounting and, generally, requires any such changes to be recorded in current period income tax expense. Thus, all changes to valuation allowances and liabilities for uncertain tax positions established in acquisition accounting are accounted for under this guidance and will be recognized in current period income tax expense.

In April, 2009, the FASB issued a new accounting standard providing guidance for the accounting of assets acquired and liabilities assumed in a business combination that arise from contingencies, This guidance amends and clarifies previous accounting standards to address application issues regarding the initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. Due to the fact that this guidance is applicable to acquisitions completed after January 1, 2009 and we did not have any business combinations in the year ended December 31, 2009, the adoption did not impact our financial position or results of operations.

In March 2008, the FASB issued guidance which changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under the Derivatives and Hedging Topic of the ASC (ASC Topic 815), and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. We adopted this guidance on January 1, 2009 and such disclosures are included herein.

In June 2008, the FASB issued guidance which stated that unvested share-based payment awards that contain rights to receive nonforfeitable dividends (whether paid or unpaid) are participating securities, and should be

ViroPharma Incorporated

Notes to the Consolidated Financial Statements—(Continued)

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

Note 3. Accounting Change Adopted

We adopted the new accounting provisions for our convertible debt securities as of January 1, 2009 and retrospectively applied this change in accounting to all prior periods presented for which we had applicable outstanding convertible debt, as required by this new standard. In accordance with GAAP all prior periods presented herein have been adjusted to apply the new method retrospectively. Under this new method of accounting, the debt and equity components of our convertible debt securities are bifurcated and accounted for separately based on the value and related interest rate of a non-convertible debt security with the same terms. The fair value of a non-convertible debt instrument at the original issuance date was determined to be $148.1 million. The equity (conversion options) component of our convertible debt securities is included in Additional paid-in capital on our Consolidated Balance Sheet and, accordingly, the initial carrying value of the debt securities was reduced by $101.9 million. Our net income for financial reporting purposes was reduced by recognizing the accretion of the reduced carrying values of our convertible debt securities to their face amount of $250.0 million as additional non-cash interest expense. The adoption of this new standard has resulted in a reduction in the carrying value of our convertible debt by approximately $89.0 million as of December 31, 2008. In addition, the adoption of this standard reduced our deferred debt issuance costs as we were required to allocate the amount related to the conversion option to equity.

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

ViroPharma Incorporated

Notes to the Consolidated Financial Statements—(Continued)

Condensed Consolidated Balance Sheet

(in thousands, except share and per share data)	Revised December 31, 2008	Reported December 31, 2008
Assets
Current assets:
Total current assets	$360,880	$360,880
Goodwill	65,099	29,936
Debt issue costs, net	3,892	6,610

Total assets	$1,086,129	$1,053,684

Liabilities and Stockholders’ Equity
Current liabilities:
Accrued expenses and other current liabilities	$35,650	$35,650

Total current liabilities	43,467	43,467
Deferred tax liability	128,254	95,121
Long-term debt	161,003	250,000

Total liabilities	336,795	392,660

Commitments and Contingencies
Additional paid-in capital	690,502	595,287
Retained earnings	59,331	66,236

Total stockholders’ equity	749,334	661,024

Total liabilities and stockholders’ equity	$1,086,129	$1,053,684

Consolidated Statements of Operations

	For the years ended December 31,
(in thousands, except per share data)	Revised 2008	Reported 2008
Operating income	$78,655	$78,655
Other Income (Expense):
Interest income	14,296	14,296
Interest expense	(12,951)	(5,852)

Income before income tax expense	80,000	87,099
Income tax expense	16,040	19,482

Net income	$63,960	$67,617

Net income per share:
Basic	$0.90	$0.95
Diluted	$0.84	$0.83
Shares used in computing net income per share:
Basic	71,391	71,391
Diluted	85,712	85,712

ViroPharma Incorporated

Notes to the Consolidated Financial Statements—(Continued)

(in thousands, except per share data)	Revised 2007	Reported 2007
Operating income	$115,796	$115,796
Other Income (Expense):
Interest income	24,265	24,265
Interest expense	(9,612)	(4,395)

Income before income tax expense	130,449	135,666
Income tax expense	38,344	40,313

Net income	$92,105	$95,353

Net income per share:
Basic	$1.32	$1.37
Diluted	$1.21	$1.21
Shares used in computing net income per share:
Basic	69,827	69,827
Diluted	80,891	80,891

Note 4. Inventory

Inventory is related to Cinryze and Vancocin and is stated at the lower of cost or market using actual cost. The following represents the components of the inventory at December 31, 2009 and December 31, 2008:

(in thousands)	December 31, 2009	December 31, 2008
Raw Materials	$26,780	$11,861
Work In Process	8,533	10,802
Finished Goods	6,269	4,505

Total	$41,582	$27,168

Note 5. Property, Equipment and Building Improvements

Property, equipment and building improvements consists of the following at December 31, 2009 and 2008:

(in thousands)	2009	2008
Land	$156	$—
Building	3,039	—
Computers and equipment	7,176	6,219
Leasehold improvements	5,191	3,388

	15,562	9,607
Less: accumulated depreciation and amortization	5,054	2,754

Property, equipment and building improvements, net	$10,508	$6,853

During 2009, we reclassified property and a building that was previously held for sale to a held and use long term asset. This was due to the Company’s decision to lease our previous corporate headquarters and take the building off the market. In accordance with the applicable accounting pronouncements, we adjusted the carrying value of the building to fair value at the time of the reclassification and incurred a $3.4 million impairment to the building. During 2008, we incurred a $2.3 million impairment related to this building.

ViroPharma Incorporated

Notes to the Consolidated Financial Statements—(Continued)

The useful life for the major categories of property and equipment are 30 years for the building, 3 to 5 years for computers and equipment and 15 years for building improvements.

Note 6. Intangible Assets

The following represents the balance of the intangible assets at December 31, 2009:

(in thousands)	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
Cinryze Product rights	$521,000	$24,873	$496,127
Vancocin Intangibles	154,099	31,716	122,383

Total	$675,099	$56,589	$618,510

The following represents the balance of the intangible assets at December 31, 2008:

(in thousands)	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
Cinryze Product rights	$521,000	$4,034	$516,966
Vancocin Intangibles	147,099	24,372	122,727

Total	$668,099	$28,406	$639,693

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

We are obligated to pay Eli Lilly and Company (Lilly) additional purchase price consideration based on net sales of Vancocin within a calendar year. The additional purchase price consideration is determined by the annual net sales of Vancocin, is paid quarterly and is due each year through 2011. We account for these additional payments

ViroPharma Incorporated

Notes to the Consolidated Financial Statements—(Continued)

as additional purchase price which requires that the additional purchase price consideration is recorded as an increase to the intangible asset of Vancocin and is amortized over the remaining estimated useful life of the intangible asset. In addition, at the time of recording the additional intangible assets, a cumulative adjustment is recorded to accumulated intangible amortization, in addition to ordinary amortization expense, in order to reflect amortization as if the additional purchase price had been paid in November 2004.

As of December 31, 2009, we have paid an aggregate of $37.1 million to Lilly in additional purchase price consideration, as our net sales of Vancocin surpassed the maximum obligation level of $65 million in 2009, 2008, 2007, 2006 and 2005. The $37.1 million paid to Lilly was based upon 35% of $20 million in 2009 and 2008, 35% of $17 million in 2007, 35% of $19 million in 2006 and 50% of $21 million in 2005. We are obligated to pay Lilly additional amounts based on 35% of annual net sales between $45 and $65 million of Vancocin during 2010 and 2011.

No additional payments are due to Lilly on net sales of Vancocin below or above the net sales levels reflected above.

At the time of recording the additional intangible assets, the Company recorded a cumulative adjustment in 2009 and 2008 of approximately $1.3 million and $1.0 million, respectively, to accumulated intangible amortization, in addition to ordinary amortization expense, in order to reflect amortization as if the additional purchase price had been paid in November 2004.

Amortization expense for the years ended December 31, 2009, 2008 and 2007 was $28.2 million, $10.8 million and $6.1 million, respectively. The estimated aggregated amortization expense for each of the next five years will be approximately $27.0 million, excluding any future increases related to additional purchase price consideration that may be payable to Lilly.

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

Note 8. Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consist of the following at December 31, 2009 and 2008:

(in thousands)	2009	2008
Rebates and returns	$15,460	$7,243
Payroll, bonus and employee benefits liabilities	6,411	4,647
Clinical development and research liabilities	3,365	6,795
Selling and commercial liabilities	2,308	3,046
Interest payable	1,196	1,403
Other current liabilities	4,614	12,516

	$33,354	$35,650

ViroPharma Incorporated

Notes to the Consolidated Financial Statements—(Continued)

Note 9. Long-Term Debt

Long-term debt as of December 31, 2009 and December 31, 2008 (as adjusted by Note 3) is summarized in the following table:

(in thousands)	December 31, 2009	Adjusted December 31, 2008
Senior convertible notes	$138,614	$161,003
less: current portion	—	—

Total debt principal	$138,614	$161,003

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

We adopted the new accounting provisions for our convertible debt securities as of January 1, 2009 and retrospectively applied this change in accounting to all prior periods presented for which we had applicable outstanding convertible debt, as required by this new standard. Under this new method of accounting, the debt and equity components of our convertible debt securities are bifurcated and accounted for separately. Under this new method of accounting, the convertible debt securities will recognize interest expense at effective rates of 8.0% as they are accreted to par value. See Note 3 for further explanation.

On March 24, 2009 we repurchased, in a privately negotiated transaction, $45.0 million in principal amount of our senior convertible notes due March 2017 for total consideration of approximately $21.2 million. The repurchase represented 18% of our then outstanding debt and was executed at a price equal to 47% of par value. Following these repurchases, senior convertible notes representing $205.0 million of principal debt are outstanding with a carrying value of $ 138.6 million as of December 31, 2009. Additionally, in negotiated transactions, we sold approximately 2.38 million call options for approximately $1.8 million and repurchased approximately 2.38 million warrants for approximately $1.5 million which terminated the call options and warrants that were previously entered into by us in March 2007. We recognized a $9.1 million gain in the first quarter of 2009 as a result of this debt extinguishment. For tax purposes, the gain qualifies for deferral until 2014 in accordance with the provisions of the American Recovery and Reinvestment Act.

As of December 31, 2009, we have accrued $1.2 million in interest payable to holders of the senior convertible notes. Debt issuance costs of $4.8 million have been capitalized and are being amortized over the term of the senior convertible notes, with the balance to be amortized as of December 31, 2009 being $2.8 million.

The senior convertible notes are convertible into shares of our common stock at an initial conversion price of $18.87 per share. The senior convertible notes may only be converted: (i) anytime after December 15, 2016; (ii) during the five business-day period after any five consecutive trading day period (the “measurement period”) in which the price per note for each trading day of that measurement period was less than 98% of the product of the last reported sale price of our common stock and the conversion rate on each such day; (iii) during any calendar quarter (and only during such quarter) after the calendar quarter ending June 30, 2007, if the last reported sale price of our common stock for 20 or more trading days in a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter exceeds 130% of the applicable conversion price in effect on the last trading day of the immediately preceding calendar quarter; or (iv) upon the

ViroPharma Incorporated

Notes to the Consolidated Financial Statements—(Continued)

occurrence of specified corporate events. Upon conversion, holders of the senior convertible notes will receive shares of common stock, subject to ViroPharma’s option to irrevocably elect to settle all future conversions in cash up to the principal amount of the senior convertible notes, and shares for any excess. We can irrevocably elect this option at any time on or prior to the 35th scheduled trading day prior to the maturity date of the senior convertible notes. The senior convertible notes may be required to be repaid on the occurrence of certain fundamental changes, as defined in the senior convertible notes. As of December 31, 2009, the fair value of the principal of the $205.0 million convertible senior notes outstanding was approximately $149.4 million, based on the level 2 valuation hierarchy of the fair value measurements standard.

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

The purchased call options and sold warrants are separate transactions entered into by us with the counterparties, are not part of the terms of the senior convertible notes, and will not affect the holders’ rights under the senior convertible notes. Holders of the senior convertible notes will not have any rights with respect to the purchased call options or the sold warrants. The purchased call options and sold warrants meet the definition of derivatives. These instruments have been determined to be indexed to our own stock and have been recorded in stockholders’ equity in our Consolidated Balance Sheet. As long as the instruments are classified in stockholders’ equity they are not subject to the mark to market provisions.

ViroPharma Incorporated

Notes to the Consolidated Financial Statements—(Continued)

Note 10. Acquisition, License and Research Agreements

Lev Pharmaceuticals, Inc. Acquisition

In October 2008, we acquired all the outstanding common stock of Lev Pharmaceuticals, Inc. (Lev). Lev was a biopharmaceutical company focused on developing and commercializing therapeutic products for the treatment of inflammatory diseases. The terms of the merger agreement provided for the conversion of each share of Lev common stock into upfront consideration of $453.1 million, or $2.75 per Lev share, comprised of $2.25 per share in cash and $0.50 per share in ViroPharma common stock, and contingent consideration (CVR’s) of up to $1.00 per share which may be paid on achievement of certain regulatory and commercial milestones. As of December 31, 2009, only the second CVR as described below remains achievable. The target for the first CVR payment of $0.50 per share (or $87.5 million) is no longer achievable and will not be paid as during the fourth quarter of 2009, a third party’s human C1 inhibitor product was approved for the acute treatment of HAE and granted orphan exclusivity. The second CVR payment of $0.50 per share ($87.5 million) becomes payable if Cinryze reaches at least $600 million in cumulative net product sales by October 2018.

The purchase price was as follows:

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

ViroPharma Incorporated

Notes to the Consolidated Financial Statements—(Continued)

The retrospective adoption for the new accounting pronouncement related to our convertible debt eliminated the book and tax basis difference and related deferred tax asset which resulted in an adjustment to the above goodwill and deferred income taxes of $35.2 million for the recasted December 31, 2008 balance sheet.

The value of the CVR’s has not been included in the total cost of the acquisition, as the payment of these amounts is not reasonably assured at this time. Should any of the contingently issued payments be made, that value would be added to the purchase price, in accordance with SFAS 141, Accounting for Business Combinations which was the effective GAAP at the time of the acquisition,

As a result of the acquisition, we obtained Cinryze, a C1 inhibitor, which has been approved by the FDA for routine prophylaxis of hereditary angioedema (HAE) also known as C1 inhibitor deficiency, a rare, severely debilitating, life-threatening genetic disorder. We determined that Cinryze product rights have a fair value of $521.0 million. The estimated fair value of the identifiable product rights for Cinryze was determined based upon a discounted cash flows model using a discount rate of 19%. Additionally, we have determined that the estimated useful life for the Cinryze product rights is 25 years. The amortization expense recognized in 2009 and 2008 was $20.8 million and $4.0 million, respectively.

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

(in thousands, except per share data)	December 31, 2008	December 31, 2007
	(Unaudited)
Revenue	$232,307	$203,770

Net income	$18,905	$40,166

Diluted earnings per share	$0.25	$0.49

Sanquin Rest of World (ROW) Agreement

On January 8, 2010 we obtained, as part of the Sanquin ROW Agreement, expanded rights to commercialize Cinryze and future C1-INH derived products in certain European countries and other territories throughout the world as well as rights to develop future C1-INH derived products for additional indications. We intend to seek to commercialize Cinryze in Europe in countries which we have distribution rights commencing in 2011 as well as in additional territories.

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

ViroPharma Incorporated

Notes to the Consolidated Financial Statements—(Continued)

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

To acquire the rights to Vancocin, the Company paid an upfront cash payment of $116.0 million. In addition, Lilly is entitled to additional payments on annual net sales of Vancocin within certain defined levels of sales occurring between 2005 and 2011 (see Note 6). In 2009, 2008 and 2007, the Company paid $7.0 million, $7.0 million and $6.0 million, respectively, of these additional payments, which was accounted for as contingent consideration, increasing the carrying amount of the related intangible assets (see Note 6).

The Company recorded this transaction as an asset purchase with the purchase price and related transaction costs allocated to specific tangible and intangible assets acquired. The intangible assets will be amortized over their related useful lives (see Note 6).

Merck Agreement

In November 2003, the Company entered into an agreement granting Merck & Co., Inc. (“Merck”) the option to license its intranasal formulation of pleconaril for the treatment of the common cold in the U.S. and Canada. Under terms of the agreement, Merck paid the Company an up-front option fee of $3.0 million, which was recognized as revenue over its estimated performance period, which ended in August 2004.

In November 2004, the Company announced that Merck entered into a license agreement under which Merck has assumed responsibility for all future development and commercialization of pleconaril. Other than transitioning the technology to Merck, the Company will have no further continuing operational involvement with the development and commercialization of the intranasal formulation of pleconaril for the treatment of the common cold. Upon the effective date of the agreement, Merck paid the Company an initial license fee of $10.0 million, which was recorded as license fee and milestone revenue in 2004 consistent with the Company’s revenue recognition policy. As part of the agreement, Merck also purchased the Company’s existing inventory of bulk drug substance for an additional $6.0 million during January 2005. The Company reviewed the factors surrounding this purchase and determined that since title had not passed until 2005, the related revenue was recognized in the first quarter of 2005. The Company will also be eligible to receive up to an additional $65.0 million in milestone payments upon achievement of certain targeted regulatory and commercial events, as well as royalties on Merck’s sales of intranasal pleconaril in the licensed territories.

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

ViroPharma Incorporated

Notes to the Consolidated Financial Statements—(Continued)

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

Note 12. Share-based Compensation

The Company adopted the new accounting provisions for share-based compensation as of January 1, 2006 using the modified prospective method. This adoption primarily resulted in a change in the Company’s method of measuring and recognizing the cost of grants under the Employee Stock Option Plans and Employee Stock Purchase Plan to a fair value method and estimating forfeitures for all unvested awards. Results for prior periods have not been restated. Prior to the adoption of the standard, the Company presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows. The new provisions require the cash flows resulting from tax benefits in excess of the compensation cost recognized for those options (excess tax benefits) be classified as financing cash flows.

The Company estimates forfeiture rates for all share-based awards. The Company monitors stock options exercises and employee termination patterns in estimating the forfeiture rate.

Additionally, in accordance with GAAP, share-based payment expense has been included in both research and development expense (R&D) and selling, general and administrative expense (SG&A). Share-based compensation expense consisted of the following for the year ended December 31, 2009 and 2008:

(in thousands)	2009			2008
Plan	R&D	SG&A	Total	R&D	SG&A	Total
Employee Stock Option Plans	$3,113	8,445	$11,558	$2,948	$5,899	$8,847
Employee Stock Purchase Plan	90	180	270	57	28	85
Non-employee Stock Options	(11)	—	(11)	6	—	6

Total	$3,192	$8,625	$11,817	$3,011	$5,927	$8,938

No amounts of share-based compensation cost have been capitalized into inventory or other assets during the years ended December 31, 2009 and 2008.

ViroPharma Incorporated

Notes to the Consolidated Financial Statements—(Continued)

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

Options granted during the 2009, 2008 and 2007 had weighted average fair values of $6.73, $7.66 and $11.30 per option. The fair value of each option grant was estimated throughout the year using the Black-Scholes option-pricing model using the following assumptions for the Plans:

	2009	2008	2007
Expected dividend yield	–	–	–
Range of risk free interest rate	1.6% – 3.4%	1.9% – 3.7%	3.7% – 5.1%
Weighted-average volatility	77.2%	87.0%	92.7%
Range of volatility	71.5% – 79.9%	76.6% – 90.2%	90.2% – 94.6%
Range of expected option life (in years)	5.50 – 6.25	5.50 – 6.25	5.50 – 6.25

Risk free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. Volatility is based on the Company’s historical stock price using the expected life of the grant. Expected life is based upon the short-cut method.

On May 23, 2008, the 2005 Plan was amended and an additional 5,000,000 shares of common stock was reserved for issuance upon the exercise of stock options or the grant of restricted shares or restricted share units. This amendment was approved by stockholders at our Annual Meeting of Stockholders. As of December 31, 2009, there were 2,963,028 shares available for grant under the Plans. The following table lists the balances available by Plan at December 31, 2009:

	1995 Plan	2001 Plan	2005 Plan	Combined
Number of shares authorized	4,500,000	500,000	7,850,000	12,850,000
Number of options granted since inception	(6,997,515)	(1,255,472)	(5,425,862)	(13,678,849)
Number of options cancelled since inception	3,004,308	818,094	511,459	4,333,861
Number of shares expired	(506,793)	(6,147)	(29,044)	(541,984)

Number of shares available for grant	—	56,475	2,906,553	2,963,028

ViroPharma Incorporated

Notes to the Consolidated Financial Statements—(Continued)

The following table lists option grant activity for the year ended December 31, 2009:

	Share Options	Weighted average exercise price per share
Balance at December 31, 2006	3,919,422	$9.93
Granted	1,303,590	14.36
Exercised	(111,677)	4.70
Forfeited	(52,520)	13.37
Expired	(84,825)	14.01

Balance at December 31, 2007	4,973,990	11.10
Granted	1,609,635	10.29
Exercised	(112,159)	3.20
Forfeited	(115,914)	12.81
Expired	(53,838)	17.05

Balance at December 31, 2008	6,301,714	10.95
Granted	1,571,009	9.94
Exercised	(51,125)	10.67
Forfeited	(167,062)	11.72
Expired	(64,341)	16.13

Balance at December 31, 2009	7,590,195	$10.68

The total intrinsic value of share options exercised during the year ended December 31, 2009, 2008 and 2007 was approximately $0.1 million, $0.7 million, and $0.8 million, respectively.

We have 7,590,195 option grants outstanding at December 31, 2009 with exercise prices ranging from $0.99 per share to $38.70 per share and a weighted average remaining contractual life of 6.55 years. The following table lists the outstanding and exercisable option grants as of December 31, 2009:

	Number of options	Weighted average exercise price	Weighted average remaining contractual term (years)	Aggregate intrinsic value (in thousands)
Outstanding	7,590,195	$10.71	6.55	$10,619,796
Exercisable	4,272,839	$10.50	5.06	$8,824,288

As of December 31, 2009, there was $17.5 million of total unrecognized compensation cost related to unvested share-based payments (including share options) granted under the Plans. That cost is expected to be recognized over a weighted-average period of 2.4 years. The total fair value of shares vested in the year ended December 31, 2009 was $9.7 million.

Employee Stock Purchase Plan

In 2000, the stockholders of the Company approved an employee stock purchase plan. A total of 300,000 shares originally were available under this plan. Since inception of the plan, the stockholders of the Company have approved amendments to the plan to increase the number of shares available for issuance under the plan by 600,000 shares. Under this plan, 69,806, 24,478 and 18,908 shares were sold to employees during 2009, 2008 and 2007. As of December 31, 2009 there are approximately 478,969 shares available for issuance under this plan.

ViroPharma Incorporated

Notes to the Consolidated Financial Statements—(Continued)

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

The fair value of the share-based payments was approximately $270,000. The fair value was estimated using the Type B model, with the following assumptions:

	2009 Plan Period Two	2009 Plan Period One
Risk free interest rate	0.28%	0.28%
Volatility	123.30%	76.10%
Expected option life (in years)	0.5	0.5

Under Plan Period Two, 37,378 shares were sold to employees on December 31, 2009 at $5.08 per share, which represents the closing price on the offer termination date of $5.98 per share at 85%.

Under Plan Period One, 34,428 shares were sold to employees on June 30, 2009 at $11.59 per share, which represents the closing price on the offer termination date of $13.63 per share at 85%.

The fair value of the non-employee share options was estimated using the Black-Scholes option-pricing model using the following range of assumptions:

	December 31, 2009	December 31, 2008	December 31, 2007
Expected dividend yield	–	–	–
Range of risk free interest rate	0.2% – 1.1%	0% – 1.0%	2.6% – 3.5%
Weighted average volatility	67.40%	57.90%	50.30%
Range of volatility	51.8% – 84.4%	44.0% – 66.8%	50.3% – 69.3%
Contractual option life (in years)	0.53 – 2.28	0.04 – 3.29	0.13 – 4.29

There were no non-employee share options vested or exercised during the year ended December 31, 2009 or 2008. Shares issued to non-employees upon exercise of stock options are new shares.

ViroPharma Incorporated

Notes to the Consolidated Financial Statements—(Continued)

Note 13. Income Taxes

For the years ended December 31, 2009, 2008 and 2007, the following table summarizes the components of income (loss) before income taxes and the provision (benefit) for income taxes:

	Year ended December 31,
(in thousands)	2009	2008	2007
Domestic	37,020	79,406	130,371
Foreign	(7,068)	594	78

Income before income taxes	$29,952	$80,000	$130,449

Expense (benefit) for income taxes:
Current:
Federal	7,614	145	21,216
State and local	4,018	3,763	4,264
Foreign	16	209	68

Subtotal	11,648	4,117	25,548

Deferred:
Federal	21,588	11,123	12,268
State and local	10,684	431	576
Foreign	(2,891)	369	(43)

Subtotal	29,381	11,923	12,796

Income tax expense	$41,029	$16,040	$38,344

Effective income tax rate	137.0%	20.1%	29.4%

Income tax expense includes federal, state and foreign income tax at statutory rates and the effects of various permanent differences. The increase in the 2009 rate as compared to 2008 is primarily due to the impact of the goodwill impairment recognized in the first quarter of 2009. The decrease in the 2008 rate as compared to 2007 is primarily due to the impact of the orphan drug credit for maribavir and includes the benefit of an additional reduction of the valuation allowance to establish deferred tax assets in 2008.

For the year ended December 31, 2009, 2008 and 2007, the following table summarizes the principal elements of the difference between the effective income tax rate and the federal statutory income tax rate:

	Year ended December 31,
(% of pre-tax income)	2009	2008	2007
U.S. federal statutory income tax rate	35.0%	35.0%	35.0%
State and local income tax, net of federal income tax effect	44.3	3.6	2.6
Share-based compensation	5.0	1.3	0.8
Orphan drug credit	(20.5)	(16.0)	(5.8)
Change in valuation allowance	(1.6)	(3.8)	(2.9)
Goodwill impairment	75.8	—	—
Other	(1.0)	—	(0.3)

Effective income tax expense rate	137.0%	20.1%	29.4%

ViroPharma Incorporated

Notes to the Consolidated Financial Statements—(Continued)

In 2009, 2008 and 2007, the Company recorded $0.1 million, $0.2 million and $0.3 million related to current stock option tax benefits allocated directly to stockholders’ equity, respectively.

The following table summarizes the components of deferred income tax assets and liabilities:

	December 31,
(in thousands)	2009	2008
Deferred tax assets:
Net operating loss carryforwards	$15,755	$44,409
Capitalized research and development costs	11,339	17,630
Orphan drug credit carryforward	24,036	16,733
Research and development credit carryforward	6,840	6,840
Non-deductible reserves	3,593	1,502
Depreciation	1,518	438
Intangible asset amortization	7,687	7,839
Equity compensation	7,684	4,918
Other	—	3,034

Subtotal	78,452	103,342
Valuation allowance	(5,949)	(6,436)

Deferred tax assets	72,503	96,906

Deferred tax liabilities:
Intangible asset amortization	197,731	193,846
Convertible note	2,553	3,352
Inventory	—	2,691
Prepaid expenses	1,084	1,071
Other	3,573	—

Deferred tax liabilities	204,941	200,960

Net deferred tax assets (liability)	$(132,438)	$(104,054)

At December 31, 2008 and 2007, deferred tax assets and liabilities were classified on the Company’s balance sheets follows:

	December 31,
(in thousands)	2009	2008
Current assets	$20,065	$24,094
Other non-current liabilities	(152,503)	(128,148)

Net deferred tax assets (liability)	$(132,438)	$(104,054)

ViroPharma Incorporated

Notes to the Consolidated Financial Statements—(Continued)

The following table summarizes the change in the valuation allowance:

	Year ended December 31,
(in thousands)	2009	2008	2007
Valuation allowance at beginning of year	$6,436	$38,742	$48,278
Tax expense (benefit)	(487)	(4,087)	(4,028)
Additional paid in capital	—	—	(120)
Reduction of deferred tax asset	—	—	(1,725)
Adoption of new accounting for convertible debt	—	(28,219)	(3,663)

Valuation allowance at end of year	$5,949	$6,436	$38,742

Due to the uncertainty of the Company’s ability to realize the benefit of all of the deferred tax assets, the deferred tax assets are partially offset by a valuation allowance. The Company believes that it is more likely than not that the remaining net deferred tax assets will be utilized in future periods due to our future projections of taxable income, the reversal of deferred tax liabilities, the utilization of the carryforwards and other factors. We continue to maintain a valuation allowance for state net operating losses that are more likely than not to expire unused based on current limitations.

The Company has a cumulative unremitted loss from foreign subsidiaries. Future unremitted foreign earning are intended to be permanently reinvested for continued use in foreign operations and that, if distributed, would result in taxes at approximately the U.S. statutory rate.

The following table summarizes carryforwards of net operating losses and tax credits as of December 31, 2009.

(in thousands)	Amount	Expiration
Federal net operating losses	$11,533	2024-2028
State net operating losses	173,536	2019-2028
Orphan drug credits	24,036	2025-2028
Research and development credits	8,565	2010-2027

On January 1, 2007, the Company adopted the pronouncement for recognizing tax benefits related to uncertain tax positions and the additional financial statement disclosure. This pronouncement requires that the Company recognizes in its consolidated financial statements the impact of a tax position if that position is more likely than not to be sustained upon examination, based on the technical merits of the position. Adoption of this pronouncement had no net impact on the Company’s consolidated results of operations and financial position.

Upon adoption, the Company identified $1.7 million of uncertain tax positions that the Company currently does not believe meet the more likely than not recognition threshold to be sustained upon examination. Since these tax positions have not been utilized and have a related full valuation allowance established, the Company reduced its gross deferred tax asset and valuation allowance by $1.7 million. This amount relates to unrecognized tax benefits that would impact the effective tax rate if recognized absent the valuation allowance.

The Company does not expect any material increase or decrease in its income tax expense, in the next twelve months, related to examinations or changes in uncertain tax positions.

ViroPharma Incorporated

Notes to the Consolidated Financial Statements—(Continued)

The following is a rollforward of our uncertain tax positions for the year ended December 31, 2009:

(in thousands)
Balance at January 1, 2007	$—
Additions for tax positions of prior years	1,133

Balance at December 31, 2007	1,113
Additions for tax positions of prior years	76

Balance at December 31, 2008	1,209
Additions for tax positions of prior years	—
Payments made to settle uncertain tax position	(1,209)

Balance at December 31, 2009	$—

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, in various states and foreign jurisdictions. The Company could be subject to U.S. federal or state income tax examinations by tax authorities for years ended after 2004. The Company’s has various state returns are currently under examination. The final outcome of these reviews is not yet determinable. During the periods open to examination, the Company has utilized net operating loss and tax credit carry forwards that have attributes from closed periods. Since these NOLs and credit carry forwards were utilized in the open periods, they remain subject to examination.

The Company’s policy is to record interest and penalties on uncertain tax positions as income tax expense.

Note 14. Earnings (Loss) per share

	For the years ended December 31,
(in thousands, except per share data)	2009	2008	2007
Basic Earnings (Loss) Per Share
Net income (loss)	$(11,077)	$63,960	$92,105
Common stock outstanding (weighted average)	77,423	71,391	69,827

Basic net income (loss) per share	$(0.14)	$0.90	$1.32

Diluted Earnings (Loss) Per Share
Net income (loss)	$(11,077)	$63,960	$92,105
Add interest expense on senior convertible notes, net of income tax	—	7,994	5,982

Diluted net income (loss)	$(11,077)	$71,954	$98,087

Common stock outstanding (weighted average)	77,423	71,391	69,827
Add shares from senior convertible notes	—	13,248	10,200
Add “in-the-money” stock options	—	1,073	864

Common stock assuming conversion and stock option exercises	77,423	85,712	80,891

Diluted net income (loss) per share	$(0.14)	$0.84	$1.21

ViroPharma Incorporated

Notes to the Consolidated Financial Statements—(Continued)

The following common shares that are associated with stock options were excluded from the calculations as their effect would be anti-dilutive:

	For the years ended December 31,
(in thousands)	2009	2008	2007
“Out-of-the-money” stock options	5,034	4,447	4,074
Shares from senior convertible notes	11,406	—	—
“In-the-money” stock options	849	—	—

Note 15. Fair Value Measurement

Valuation Hierarchy—GAAP establishes a valuation hierarchy for disclosure of the inputs to valuation used to measure fair value. This hierarchy prioritizes the inputs into three broad levels as follows. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities. Level 2 inputs are quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument. Level 3 inputs are unobservable inputs based on our own assumptions used to measure assets and liabilities at fair value. A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement.

The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of December 31, 2009:

	Total Carrying Value at December 31, 2009	Fair Value Measurements at December 31, 2009 Using
(in millions of dollars)		(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$331,672	$331,672	$—	$—

Total	$331,672	$331,672	$—	$—

Valuation Techniques—Cash and cash equivalents are measured at fair value using quoted market prices and are classified within Level 1 of the valuation hierarchy. All of our cash equivalents currently are invested in money market accounts. There were no changes in valuation techniques during the quarter ended December 31, 2009.

During 2009, we adjusted the carrying value of our previous corporate headquarters to its fair value due to the reclassification of the asset from available for sale to held and use due to our decision to lease the building and have taken it off the market. We measured the fair value of the building using level 3 inputs including discounted cash flows for the rental of the building would generate in future periods and residual capitalization rates that a market participant would be willing to pay to purchase the building given an existing lease. In 2008, we measured the fair value of the building based on the then current sales price less cost to sell.

Additionally, during the first quarter of 2009 and as of March 31, 2009, the market capitalization of the Company fell below the carrying value of our net assets due to the results of our Phase 3 clinical trial evaluating. The fact that our market capitalization fell below our carrying value required us to test for impairment of our goodwill and other intangible assets. We conducted this analysis at March 31, 2009 using our then current stock price and level 3 inputs which included a control premium based on market transactions and discounted cash flows for certain assets. We concluded that our goodwill was impaired due to our market capitalization including control premium

ViroPharma Incorporated

Notes to the Consolidated Financial Statements—(Continued)

being below the carrying value of our net assets for an extended period of time. We incurred a $65.1 million charge in the first quarter related to this goodwill impairment.

We believe that the fair values of our current assets and current liabilities approximate their reported carrying amounts.

Note 16. 401(k) Employee Savings Plan

The Company’s 401(k) Employee Savings Plan (the “401(k) Plan”) is available to all employees meeting certain eligibility criteria. The 401(k) Plan permits participants to contribute up to 92% of their compensation not to exceed the limits established by the Internal Revenue Code. Participants are always fully vested in their contributions. The Company matches of 25% on the first 6% of participating employee contributions. The Company contributed approximately $413,000, $214,000 and $114,000 to the 401(k) Plan in each of the years ended December 31, 2009, 2008 and 2007, respectively. The Company’s contributions are made in cash. The Company’s common stock is not an investment option available to participants in the 401(k) Plan.

Note 17. Commitments and Contingencies

We have committed to purchase up to 140,000 liters of plasma per year through 2015 from our supplier. Additionally, we are required to purchase a minimum number of units from our third party toll manufacturer. Also, an additional €5.0 million (approximately $7.2 million) loan will be made to Sanquin in 2010.

In March 2008, we entered into a lease, comprising 78,264 square feet of office and related space, for the Company’s new headquarters located in Exton, Pennsylvania. The lease expires seven years and six months from the point in which we began to occupy the space, which was in the fourth quarter of 2008. In connection with the new lease, we also received a leasehold improvement allowance of $2.3 million.

Our future minimum lease payments under our operating leases related to buildings and equipment for periods subsequent to December 31, 2009 are as follows (in thousands):

Year ending December 31,	Commitments
2010	1,656
2011	1,776
2012	1,805
2013	1,845
2014	1,886
Thereafter	3,470

Total minimum payments	$12,438

We have severance agreements for certain employees and change of control agreements for executive officers and certain other employees. Under its severance agreements, certain employees may be provided separation benefits from us if they are involuntarily separated from employment. Under our change of control agreements, certain employees are provided separation benefits if they are either terminated or resign for good reason from ViroPharma within 12 months from a change of control.

In addition to the merger consideration paid at closing as described in Note 10, Lev shareholders received the non-transferrable contractual right to two contingent payments (“CVR Payments”) of $0.50 each that could deliver up to an additional $174.6 million, or $1.00 per share in cash, if Cinryze meets certain targets. As of

ViroPharma Incorporated

Notes to the Consolidated Financial Statements—(Continued)

December 31, 2009, only the second CVR as described below remains achievable. The target for the first CVR payment of $0.50 per share (or $87.5 million) is no longer achievable and will not be paid as during the fourth quarter of 2009, a third party’s human C1 inhibitor product was approved for the acute treatment of HAE and granted orphan exclusivity. The second CVR payment of $0.50 per share ($87.5 million) becomes payable if Cinryze reaches at least $600 million in cumulative net product sales by October 2018.

Note 18. Collaborations

In January 2010, we entered into a collaboration agreement with Sanquin to establish a Joint Steering Committee. The Joint Steering Committee shall serve as a forum to establish and discuss progress under, among others, (i) a Global Commercialization Plan; (ii) clinical development programs of ViroPharma and the Sanquin Early Stage Research Programs; (iii) manufacturing Capacity Schedules; (iv) pharmacovigilence matters; (v) quality matters; (vi) manufacturing improvement programs; and (vii) regulatory matters.

Sanquin may conduct certain early stage research programs and we will provide to Sanquin €1,000,000 (approximately $1.4 million) per year for a period of five years to support such Early Stage Research Programs. We have a right of first refusal to further develop and commercialize the subject matter of each such Early Stage Research Program worldwide (except for the Excluded Territory) subject to Sanquin’s and its research partners’ right to use any such intellectual property for their internal, non-commercial research purposes. Except for the Early Stage Research Programs, we will be solely responsible for conducting all clinical trials and other development activities necessary to support our efforts to obtain regulatory approval of Cinryze in additional territories as well as any future C1-INH derived products developed pursuant to the Rest of World Agreement. Sanquin has the right to approve any such clinical trials and development activities through the Joint Steering Committee.

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

ViroPharma Incorporated

Notes to the Consolidated Financial Statements—(Continued)

Note 19. Supplemental Cash Flow Information

	For the years ended December 31,
(in thousands)	2009	2008
Supplemental disclosure of non-cash transactions:
Employee share-based compensation	$11,828	$8,932
Liability classified share-based compensation benefit	(11)	6
Unrealized gains on available for sale securities	—	550
Reversal of accrued deferred finance costs	—	151
Change in/ establishment of landlord allowance	104	2,063
Non-cash lease activity	—	573
Debt buy back deferred tax impact	308	—
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$10,466	$10,348
Cash paid for interest	4,550	5,000
Cash received for stock option exercises	22	360
Cash received for employee stock purchase plan	356	188

Note 20. Quarterly Financial Information (unaudited)

This table summarizes the unaudited consolidated financial results of operations for the quarters ended (amounts in thousands except per share data):

	March 31,	June 30,	September 30,	December 31, (2)(3)
2009 Quarter Ended
Net product sales	$60,190	$81,873	$80,551	$87,835
Total revenues	60,190	81,873	80,551	87,835
Cost of sales (excluding amortization of product rights)	3,929	14,121	10,216	11,948
Operating expenses	51,319	43,503	37,910	40,274
Goodwill Impairment	65,099	—	—	—
Other income (expense)	5,914	(2,572)	(2,752)	(2,768)
Income tax expense (benefit)	4,972	5,625	9,601	20,831
Net income (loss)	(59,215)	16,052	20,072	12,014
Basic net income (loss) per share (1)	$(0.77)	$0.21	$0.26	$0.16
Diluted net income (loss) per share (1)	$(0.77)	$0.20	$0.24	$0.15

2008 Quarter Ended
Net product sales	$50,937	$65,437	$65,913	$50,020
Total revenues	50,937	65,437	65,913	50,020
Cost of sales (excluding amortization of product rights)	1,918	2,386	2,460	2,110
Operating expenses	29,502	33,334	30,618	51,324
Other income (expense) (4)	3,184	849	(142)	(2,546)
Income tax expense (benefit)	6,315	7,783	5,587	(3,645)
Net income (loss)	16,386	22,783	27,106	(2,315)
Basic net income (loss) per share (1)	$0.23	$0.33	$0.39	$(0.03)
Diluted net income (loss) per share (1)	$0.22	$0.29	$0.34	$(0.03)

(1)	Net income per share amounts will not agree to the per share amounts for the full year due to the use of weighted average shares for each period.

ViroPharma Incorporated

Notes to the Consolidated Financial Statements—(Continued)

(2)	Fourth quarter 2008 results include expenses for Cinryze, which was acquired in October in our acquisition of Lev
(3)	Fouth quarter 2009 and 2008 includes a impairment charges related to our previous Corporate headquarters.
(4)	We adopted the new accounting provisions for our convertible debt securities as of January 1, 2009 and retrospectively applied this change in accounting to all prior periods presented for which we had applicable outstanding convertible debt, as required by this new standard. The adoption is discussed further in Note 3 of the Consolidated Financial Statements.