Form 10-Q
period 2010-03-31
VIROPHARMA INC
filed 2010-04-28
CIK 946840

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

or

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

Number of shares outstanding of the issuer’s Common Stock, par value $.002 per share, as of April 23, 2010: 77,818,983 shares.

VIROPHARMA INCORPORATED

ViroPharma Incorporated

Condensed Consolidated Balance Sheets

(unaudited)

(in thousands, except share and per share data)	March 31, 2010	December 31, 2009
Assets
Current assets:
Cash and cash equivalents	$354,243	$331,672
Short-term investments	17,544	—
Accounts receivable, net	47,246	41,243
Inventory	40,033	41,582
Prepaid expenses and other current assets	9,052	9,546
Prepaid income taxes	2,483	2,256
Deferred income taxes	18,805	20,065

Total current assets	489,406	446,364
Intangible assets, net	614,700	618,510
Property, equipment and building improvements, net	10,139	10,508
Debt issue costs, net	2,687	2,784
Other assets	8,871	6,285

Total assets	$1,125,803	$1,084,451

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$10,818	$5,866
Accrued expenses and other current liabilities	35,986	33,354
Taxes payable	6,581	769

Total current liabilities	53,385	39,989
Other non-current liabilities	2,876	2,958
Deferred tax liability	154,204	152,503
Long-term debt	140,333	138,614

Total liabilities	$350,798	$334,064

Commitments and Contingencies

Stockholders’ equity:
Preferred stock, par value $0.001 per share. 5,000,000 shares authorized; Series A convertible participating preferred stock; no shares issued and outstanding	—	—

Common stock, par value $0.002 per share. 175,000,000 shares authorized; issued and outstanding 77,779,141 shares at March 31, 2010 and 77,442,716 shares at December 31, 2009	157	156

Additional paid-in capital	706,035	701,063
Accumulated other comprehensive (loss) income	(723)	914
Retained earnings	69,536	48,254

Total stockholders’ equity	775,005	750,387

Total liabilities and stockholders’ equity	$1,125,803	$1,084,451

See accompanying notes to unaudited consolidated financial statements.

ViroPharma Incorporated

Consolidated Statements of Operations

(unaudited)

	Three Months Ended March 31,
(in thousands, except per share data)	2010	2009
Revenues:
Net product sales	$90,647	$60,190

Costs and Expenses:
Cost of sales (excluding amortization of product rights)	13,958	3,929
Research and development	9,741	19,798
Selling, general and administrative	20,921	24,264
Intangible amortization	7,573	7,257
Goodwill impairment	—	65,099

Total costs and expenses	52,193	120,347

Operating income (loss)	38,454	(60,157)

Other Income (Expense):
Interest income	31	144
Interest expense	(2,838)	(3,309)
Other expense, net	(522)	—
Gain on long-term debt repurchase	—	9,079

Income (loss) before income tax expense	35,125	(54,243)

Income tax expense	13,843	4,972

Net income (loss)	$21,282	$(59,215)

Net income (loss) per share:
Basic	$0.27	$(0.77)
Diluted	$0.26	$(0.77)

Shares used in computing net income (loss) per share:
Basic	77,506	77,405
Diluted	89,668	77,405

See accompanying notes to unaudited consolidated financial statements.

ViroPharma Incorporated

Consolidated Statements of Stockholders’ Equity

(unaudited)

	Preferred Stock		Common Stock		Additional paid-in capital	Accumulated other comprehensive loss	Retained Earnings	Total stockholders’ equity
(in thousands)	Number of shares	Amount	Number of shares	Amount
Balance, December 31, 2009	—	$—	77,443	$156	$701,063	$914	$48,254	$750,387
Exercise of common stock options	—	—	336	1	1,074	—	—	1,075
Share-based compensation	—	—	—	—	2,661	—	—	2,661
Unrealized losses on available for sale securities, net	—	—	—	—	—	(22)	—	(22)
Cumulative translation adjustment	—	—	—	—	—	(1,615)	—	(1,615)
Stock option tax benefits	—	—	—	—	1,237	—	—	1,237
Net income	—	—	—	—	—	—	21,282	21,282

Balance, March 31, 2010	—	$—	77,779	$157	$706,035	$(723)	$69,536	$775,005

See accompanying notes to unaudited consolidated financial statements.

ViroPharma Incorporated

Consolidated Statements of Cash Flows

(unaudited)

	Three Months Ended March 31,
(in thousands)	2010	2009
Cash flows from operating activities:
Net income (loss)	$21,282	$(59,215)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Non-cash share-based compensation expense	2,661	4,296
Non-cash interest expense	1,816	2,059
Gain on long-term debt repurchase	—	(9,079)
Non-cash goodwill impairment	—	65,099
Deferred tax provision	2,892	3,700
Depreciation and amortization expense	8,019	7,637
Changes in assets and liabilities:
Accounts receivable	(6,236)	(12,344)
Inventory	497	(3,414)
Prepaid expenses and other current assets	260	473
Prepaid income taxes/ taxes payable	5,585	1,142
Other assets	(2,636)	223
Due to partners	—	(484)
Accounts payable	5,244	(2,229)
Accrued expenses and other current liabilities	(1,028)	(7,061)
Other non-current liabilities	(9)	—

Net cash provided by (used in) operating activities	38,347	(9,197)

Cash flows from investing activities:
Purchase of property, plant and equipment	(114)	(757)
Purchase of short-term investments	(17,577)	—

Net cash used in investing activities	(17,691)	(757)

Cash flows from financing activities:
Long-term debt repurchase	—	(21,150)
Termination of call spread options, net	—	274
Net proceeds from issuance of common stock	1,075	13
Excess tax benefits from share-based payment arrangements	1,237	—

Net cash provided by (used in) financing activities	2,312	(20,863)

Effect of exchange rate changes on cash	(397)	185

Net increase (decrease) in cash and cash equivalents	22,571	(30,632)

Cash and cash equivalents at beginning of period	331,672	275,839

Cash and cash equivalents at end of period	$354,243	$245,207

See accompanying notes to unaudited consolidated financial statements.

ViroPharma Incorporated

Notes to the Unaudited Consolidated Financial Statements

Note 1. Organization and Business Activities

ViroPharma Incorporated and subsidiaries is a global biotechnology company dedicated to the development and commercialization of products that address serious diseases, with a focus on products used by physician specialists or in hospital settings. We have two marketed products and two development programs. We intend to grow through sales of our marketed products, Cinryze TM and Vancocin®, through continued development of our product pipeline, expansion of sales of Cinryze into additional territories and through potential acquisition or licensing of products or acquisition of companies.

We market and sell Cinryze in the United States for routine prophylaxis against angioedema attacks in adolescent and adult patients with hereditary angioedema (HAE). Cinryze is a C1 esterase inhibitor therapy for routine prophylaxis against HAE, also known as C1 inhibitor (C1-INH) deficiency, a rare, severely debilitating, life-threatening genetic disorder. Cinryze was obtained in October 2008, when we completed our acquisition of Lev Pharmaceuticals, Inc. (Lev). In January 2010 we acquired expanded rights to commercialize Cinryze and future C1-INH derived products in certain European countries and other territories throughout the world as well as rights to develop future C1-INH derived products for additional indications. In March 2010, our Marketing Authorization Application (MAA) for Cinryze for acute treatment and prophylaxis against HAE was accepted by the European Medicines Agency (EMA). We intend to seek to commercialize Cinryze in Europe in 2011 in countries which we have distribution rights. We are currently evaluating our commercialization plans in additional territories. We also intend to conduct ViroPharma sponsored studies and investigator-initiated studies (IIS) to identify further therapeutic uses and potentially expand the labeled indication for Cinryze to include other C1 mediated diseases, such as Antibody-Mediated Rejection (AMR) and Delayed Graft Function (DGF), as well as new modes of administration.

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

We currently have two core development programs. We are working on developing further therapeutic uses, potential additional indications in other C1 mediated diseases, and alternative modes of administration for C1 esterase inhibitor. We are also developing a non-toxigenic strain of C. difficile (NTCD) for the treatment and prevention of CDI. On August 6, 2009 we announced that dosing had begun in the Phase 1 clinical trial for NTCD. The Phase 1 study will determine the safety and tolerability of NTCD dosed orally as a single and as repeat escalating doses in healthy young and older adults. In addition to our core programs, we have a non-core program for Cytomegalovirus (CMV) disease. We are currently evaluating our maribavir program in light of the Phase 3 clinical trial results. On February 9, 2009, we announced that our Phase 3 trial evaluating maribavir used as prophylaxis in allogeneic stem cell, or bone marrow, transplant (SCT) patients did not achieve its primary endpoint. In the primary analysis, there was no statistically significant difference between maribavir and placebo in reducing the rate of CMV disease. Additionally, on February 13, 2009, we announced that enrollment in our Phase 3 trial evaluating maribavir in liver transplant patients was discontinued and that all patients on study drug were moved to the current standard of care.

Basis of Presentation

The consolidated financial information at March 31, 2010 and for the three months ended March 31, 2010 and 2009, is unaudited but includes all adjustments (consisting only of normal recurring adjustments), which in the opinion of management, are necessary to state fairly the consolidated financial information set forth therein in accordance with accounting principles generally accepted in the United States of America. The interim results are not necessarily indicative of results to be expected for the full fiscal year. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2009 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission. We have evaluated all subsequent events through the date the financial statements were issued.

Use of estimates

The preparation of the Company’s consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Adoption of Standards

In March 2010, the Financial Accounting Standards Board (FASB) amended the disclosure requirements so that SEC filers are no longer required to disclose the date through which subsequent events have been evaluated in originally issued and revised financial statements. This revised guidance is effective immediately and we adopted this pronouncement on March 31, 2010 and have revised the disclosures as required.

ViroPharma Incorporated

Notes to the Unaudited Consolidated Financial Statements—(Continued)

Note 2. Short-Term Investments

Short-term investments consist of fixed income securities with remaining maturities of greater than three months at the date of purchase, debt securities and equity securities. At March 31, 2010, all of our fixed income securities were classified as available for sale investments and measured as level 1 instruments of the fair value measurements standard.

The following summarizes the Company’s available for sale investments at March 31, 2010:

(in thousands)	Cost	Gross unrealized gains	Gross unrealized losses	Fair value
March 31, 2010
Debt securities:
U.S. Treasury	$12,508	$—	$20	$12,488
Corporate	5,069	—	13	5,056

	$17,577	$—	$33	$17,544

Maturities of investments were as follows:
Less than one year	$17,577	$—	$33	$17,544

Note 3. Inventory

Inventory is stated at the lower of cost or market using actual cost.

(in thousands)	March 31, 2010	December 31, 2009
Raw Materials	$23,623	$26,780
Work In Process	8,040	8,533
Finished Goods	8,370	6,269

Total	$40,033	$41,582

Approximately $2.8 million of WIP inventory is currently not available for commercial use as it represents product produced as part of our effort to receive FDA approval for a larger scale manufacturing line. Upon FDA approval, this amount will be available for sale commercially as Cinryze.

Note 4. Intangible Assets

The following represents the balance of the intangible assets at March 31, 2010:

(in thousands)	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
Cinryze Product rights	$521,000	$30,084	$490,916
Vancocin Intangibles	157,863	34,079	123,784

Total	$678,863	$64,163	$614,700

ViroPharma Incorporated

Notes to the Unaudited Consolidated Financial Statements—(Continued)

The following represents the balance of the intangible assets at December 31, 2009:

(in thousands)	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
Cinryze Product rights	$521,000	$24,873	$496,127
Vancocin Intangibles	154,099	31,716	122,383

Total	$675,099	$56,589	$618,510

In December 2008, FDA changed OGD’s 2006 bioequivalence recommendation, which we have opposed since its original proposal in March 2006, by issuing draft guidance for establishing bioequivalence to Vancocin which would require generic products that have the same inactive ingredients in the same quantities as Vancocin (“Q1 and Q2 the same”) to demonstrate bioequivalence through comparative in-vitro dissolution testing. Under this latest proposed method, any generic product that is not Q1 and Q2 the same as Vancocin would need to conduct an in-vivo study with clinical endpoints to demonstrate bioequivalence with Vancocin.

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

A reduction in the useful life, as well as the timing and number of generics, will impact our cash flow assumptions and estimate of fair value, perhaps to a level that could result in an impairment charge. We will continue to monitor the actions of the OGD and consider the effects of our opposition actions and the announcements by generic competitors or other adverse events for additional impairment indicators. We will reevaluate the expected cash flows and fair value of our Vancocin-related assets at such time as a triggering event occurs.

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

As of March 31, 2010, we have paid an aggregate of $37.1 million to Lilly in additional purchase price consideration, as our net sales of Vancocin surpassed the maximum obligation level of $65 million in 2009, 2008, 2007, 2006 and 2005. The $37.1 million paid to Lilly was based upon 35% of $20 million in 2009 and 2008, 35% of $17 million in 2007, 35% of $19 million in 2006 and 50% of $21 million in 2005. The Company is obligated to pay Lilly additional amounts based on 35% of annual net sales between $45 and $65 million of Vancocin during 2010 and 2011.

Based on net sales through the first quarter of 2010, $3.8 million is due to Lilly on net sales of Vancocin above the net sales levels reflected above.

ViroPharma Incorporated

Notes to the Unaudited Consolidated Financial Statements—(Continued)

Note 5. Goodwill Impairment

During the first quarter of 2009 and as of March 31, 2009, the market capitalization of ViroPharma fell below the carrying value of our net assets due to the results of our Phase 3 clinical trial evaluating maribavir used as prophylaxis in allogeneic stem cell transplant patients and our decision to discontinue dosing in our Phase 3 trial of maribavir in solid organ (liver) transplant patients. The fact that our market capitalization fell below our carrying value required us to test for impairment of our goodwill and other intangible assets. We conducted this analysis at March 31, 2009 and concluded that our goodwill was impaired due to our market capitalization being below the carrying value of our net assets for an extended period of time. We incurred a $65.1 million charge in the first quarter of 2009 related to this goodwill impairment.

Note 6. Property, Equipment and Building Improvements

During 2009, we reclassified property and a building that was previously held for sale to a held and use long term asset. This was due to the Company’s decision to lease our previous corporate headquarters and take the building off the market. In accordance with the applicable accounting pronouncements, we adjusted the carrying value of the building to fair value at the time of the reclassification and incurred a $3.4 million impairment to the building in the fourth quarter of 2009.

The useful life for the major categories of property and equipment are 30 years for the building, 3 to 5 years for computers and equipment and 15 years for building improvements.

Note 7. Long-Term Debt

Long-term debt as of March 31, 2010 and December 31, 2009 is summarized in the following table:

(in thousands)	March 31, 2010	December 31, 2009
Senior convertible notes	$140,333	$138,614
less: current portion	—	—

Total debt principal	$140,333	$138,614

As of March 31, 2010 senior convertible notes representing $205.0 million of principal debt are outstanding with a carrying value of $140.3 million.

On March 26, 2007, we issued $250.0 million of 2% senior convertible notes due March 2017 (senior convertible notes) in a public offering. Net proceeds from the issuance of the senior convertible notes were $241.8 million. The senior convertible notes are unsecured unsubordinated obligations and rank equally with any other unsecured and unsubordinated indebtedness. The senior convertible notes bear interest at a rate of 2% per annum, payable semi-annually in arrears on March 15 and September 15 of each year commencing on September 15, 2007.

As of January 1, 2009 we account for the debt and equity components of our convertible debt securities as bifurcated instruments which are accounted for separately. Accordingly, the convertible debt securities will recognize interest expense at effective rates of 8.0% as they are accreted to par value.

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

As of March 31, 2010, the Company has accrued $0.2 million in interest payable to holders of the senior convertible notes. Debt issuance costs of $4.8 million have been capitalized and are being amortized over the term of the senior convertible notes, with the balance to be amortized as of March 31, 2010 being $2.7 million.

The senior convertible notes are convertible into shares of our common stock at an initial conversion price of $18.87 per share. The senior convertible notes may only be converted: (i) anytime after December 15, 2016; (ii) during the five business-day period after any

ViroPharma Incorporated

Notes to the Unaudited Consolidated Financial Statements—(Continued)

five consecutive trading day period (the “measurement period”) in which the price per note for each trading day of that measurement period was less than 98% of the product of the last reported sale price of our common stock and the conversion rate on each such day; (iii) during any calendar quarter (and only during such quarter) after the calendar quarter ending June 30, 2007, if the last reported sale price of our common stock for 20 or more trading days in a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter exceeds 130% of the applicable conversion price in effect on the last trading day of the immediately preceding calendar quarter; or (iv) upon the occurrence of specified corporate events. Upon conversion, holders of the senior convertible notes will receive shares of common stock, subject to ViroPharma’s option to irrevocably elect to settle all future conversions in cash up to the principal amount of the senior convertible notes, and shares for any excess. We can irrevocably elect this option at any time on or prior to the 35th scheduled trading day prior to the maturity date of the senior convertible notes. The senior convertible notes may be required to be repaid on the occurrence of certain fundamental changes, as defined in the senior convertible notes. As of March 31, 2010, the fair value of the principal of the $205.0 million convertible senior notes outstanding was approximately $194.9 million, based on the level 2 valuation hierarchy of the fair value measurements standard.

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

The purchased call options are expected to reduce the potential dilution upon conversion of the senior convertible notes in the event that the market value per share of ViroPharma common stock at the time of exercise is greater than $18.87, which corresponds to the initial conversion price of the senior convertible notes, but less than $24.92 (the warrant exercise price). The warrant exercise price is 75.0% higher than the price per share of $14.24 of our price on the pricing date. If the market price per share of ViroPharma common stock at the time of conversion of any senior convertible notes is above the strike price of the purchased call options ($18.87), the purchased call options will entitle us to receive from the counterparties in the aggregate the same number of shares of our common stock as we would be required to issue to the holder of the converted senior convertible notes. Additionally, if the market price of ViroPharma common stock at the time of exercise of the sold warrants exceeds the strike price of the sold warrants ($24.92), we will owe the counterparties an aggregate of approximately 13.25 million shares of ViroPharma common stock. If we have insufficient shares of common stock available for settlement of the warrants, we may issue shares of a newly created series of preferred stock in lieu of our obligation to deliver common stock. Any such preferred stock would be convertible into 10% more shares of our common stock than the amount of common stock we would otherwise have been obligated to deliver under the warrants. We are entitled to receive approximately 10.87 million shares of its common stock at $18.87 from the call option holders and if the market price of ViroPharma common stock at the time of exercise of the sold warrants exceeds the strike price of the sold warrants ($24.92), will owe the counterparties an aggregate of approximately 10.87 million shares of ViroPharma common stock.

The purchased call options and sold warrants are separate transactions entered into by us with the counterparties, are not part of the terms of the senior convertible notes, and will not affect the holders’ rights under the senior convertible notes. Holders of the senior convertible notes will not have any rights with respect to the purchased call options or the sold warrants. The purchased call options and sold warrants meet the definition of derivatives. These instruments have been determined to be indexed to our own stock and have been recorded in stockholders’ equity in our Consolidated Balance Sheets. As long as the instruments are classified in stockholders’ equity they are not subject to the mark to market provisions.

ViroPharma Incorporated

Notes to the Unaudited Consolidated Financial Statements—(Continued)

Note 8. Share-based Compensation

We recorded share-based compensation expense as follows:

	Three Months Ended March 31,
(in thousands)	2010	2009
Research and development	$815	$968
Selling, general and administrative	1,846	3,328

Total	$2,661	$4,296

Employee Stock Option Plans

We currently have three option plans in place: a 1995 Stock Option and Restricted Share Plan (1995 Plan), a 2001 Equity Incentive Plan (2001 Plan) and a 2005 Stock Option and Restricted Share Plan (2005 Plan) (collectively, the “Plans”).

The following table lists the balances available by Plan at March 31, 2010:

	1995 Plan	2001 Plan	2005 Plan	Combined
Number of shares authorized	4,500,000	500,000	7,850,000	12,850,000
Number of options granted since inception	(6,997,515)	(1,255,472)	(6,680,337)	(14,933,324)
Number of options cancelled since inception	3,059,608	821,302	548,083	4,428,993
Number of shares expired	(562,093)	(7,751)	(39,328)	(609,172)

Number of shares available for grant	—	58,079	1,678,418	1,736,497

The Company issued stock options in the first three-months of 2010. The weighted average fair value of each option grant was estimated at $6.00 per share using the Black-Scholes option-pricing model using the following assumptions:

Expected dividend yield		—
Range of risk free interest rate	3.05%	—	3.39%
Weighted-average volatility	71.61%
Range of volatility	71.54%	—	72.42%
Range of expected option life (in years)	5.50	—	6.25

The Company has 8,713,624 option grants outstanding at March 31, 2010 with exercise prices ranging from $0.99 per share to $38.70 per share and a weighted average remaining contractual life of 6.86 years. The following table lists the outstanding and exercisable option grants as of March 31, 2010:

	Number of options	Weighted average exercise price	Weighted average remaining contractual term (years)	Aggregate intrinsic value (in thousands)

Outstanding	8,713,624	$10.35	6.86	$36,811
Exercisable	4,710,695	$10.55	5.24	$22,347

As of March 31, 2010, there was $22.3 million of total unrecognized compensation cost related to unvested share-based payments (including share options) granted under the Plans. That cost is expected to be recognized over a weighted-average period of 2.60 years.

Employee Stock Purchase Plan

Under this plan, no shares were sold to employees during the first three months of 2010. During the year ended December 31, 2009, 69,806 shares were sold to employees. As of March 31, 2010 there are approximately 478,969 shares available for issuance under this plan.

ViroPharma Incorporated

Notes to the Unaudited Consolidated Financial Statements—(Continued)

Under this plan, there are two plan periods: January 1 through June 30 (“Plan Period One”) and July 1 through December 31 (“Plan Period Two”). For Plan Period One in 2010, the fair value of approximately $60,000 was estimated using the Type B model, with a risk free interest rate of 0.20%, volatility of 54.9% and an expected option life of 0.5 years. This fair value is being amortized over the six month period ending June 30, 2010.

Note 9. Income Tax Expense

Our income tax expense was $13.8 million and $5.0 million for the quarters ended March 31, 2010 and 2009, respectively. Our income tax expense includes federal, state and foreign income taxes at statutory rates and the effects of various permanent differences. The income tax expense in the first quarter of 2009 reflects the full impact of our gain on the repurchase of a portion of our senior convertible notes and our estimate of orphan drug credits for maribavir, which will be significantly reduced in 2010 from 2009 levels.

During the three months ended March 31, 2010, we had no material changes to our liability for uncertain tax positions. We currently have various state returns under examination. The final outcomes of these examinations are not yet determinable at this time.

Note 10. Comprehensive Income (loss)

The following table reconciles net income (loss) to comprehensive income (loss) for the three months ended March 31, 2010 and 2009:

	Three Months Ended March 31,
(in thousands)	2010	2009
Net income (loss)	$21,282	$(59,215)
Other comprehensive:
Unrealized losses on available for sale securities, net	(22)	—
Currency translation adjustments	(1,615)	185

Comprehensive income (loss)	$19,645	$(59,030)

The unrealized losses are reported net of federal and state income taxes.

Note 11. Earnings (Loss) per share

	Three Months Ended March 31,
(in thousands, except per share data)	2010	2009
Basic Earnings (Loss) Per Share
Net income (loss)	$21,282	$(59,215)
Common stock outstanding (weighted average)	77,506	77,405

Basic net income (loss) per share	$0.27	$(0.77)

Diluted Earnings (Loss) Per Share
Net income (loss)	$21,282	$(59,215)
Add interest expense on senior convertible notes, net of income tax	1,761	—

Diluted net income (loss)	$23,043	$(59,215)

Common stock outstanding (weighted average)	77,506	77,405
Add shares from senior convertible notes	10,864	—
Add “in-the-money” stock options	1,298	—

Common stock assuming conversion and stock option exercises	89,668	77,405

Diluted net income (loss) per share	$0.26	$(0.77)

ViroPharma Incorporated

Notes to the Unaudited Consolidated Financial Statements—(Continued)

The following common shares that are associated with stock options were excluded from the calculations as their effect would be anti-dilutive:

	Three Months Ended March 31,
(in thousands)	2010	2009
“Out-of-the-money” stock options	5,557	5,201
Shares from senior convertible notes	—	10,864
“In-the-money” stock options	—	912

Shares from senior convertible notes and in-the-money stock options are included in the diluted earnings per share calculation above for the period ended March 31, 2010.

Note 12. Fair Value Measurement

Valuation Hierarchy – GAAP establishes a valuation hierarchy for disclosure of the inputs to valuation used to measure fair value. This hierarchy prioritizes the inputs into three broad levels as follows. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities. Level 2 inputs are quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument. Level 3 inputs are unobservable inputs based on our own assumptions used to measure assets and liabilities at fair value. A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement.

The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of March 31, 2010:

	Total Carrying Value at March 31, 2010	Fair Value Measurements at March 31, 2010 Using
(in millions of dollars)		(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$354,243	$354,243	$—	$—
Short term investments	17,544	17,544	—	—

Total	$371,787	$371,787	$—	$—

Valuation Techniques – Cash, cash equivalents and short-term investments are measured at fair value using quoted market prices and are classified within Level 1 of the valuation hierarchy. There were no changes in valuation techniques during the quarter ended March 31, 2010.

We believe that the fair values of our current assets and current liabilities approximate their reported carrying amounts.

ViroPharma Incorporated

Notes to the Unaudited Consolidated Financial Statements—(Continued)

Note 13. Collaborations

In January 2010, we entered into a collaboration agreement with Stichting Sanquin Bloedvoorziening (Sanquin Blood Supply Foundation) (Sanquin) which established a Joint Steering Committee related to the development and commercialization of C1-INH products. The Joint Steering Committee shall serve as a forum to establish and discuss progress under, among others, (i) a Global Commercialization Plan; (ii) clinical development programs of ViroPharma and the Sanquin early stage research programs; (iii) manufacturing Capacity Schedules; (iv) pharmacovigilence matters; (v) quality matters; (vi) manufacturing improvement programs; and (vii) regulatory matters.

Sanquin may conduct certain early stage research programs and we will provide to Sanquin €1,000,000 (approximately $1.3 million) per year for a period of five years to support such Early Stage Research Programs. We expense these payments as R&D expense when due. We have a right of first refusal to further develop and commercialize the subject matter of each such early stage research program worldwide (except for the excluded territory as fully described in our Form 10-K for the year ended December 31, 2009) subject to Sanquin’s and its research partners’ right to use any such intellectual property for their internal, non-commercial research purposes. Except for the early stage research programs, we will be solely responsible for conducting all clinical trials and other development activities necessary to support our efforts to obtain regulatory approval of Cinryze in additional territories as well as any future C1-INH derived products developed pursuant to the Rest of World Agreement, as fully described in our Form 10-K for the year ended December 31, 2009. Sanquin has the right to approve any such clinical trials and development activities through the Joint Steering Committee.

Note 14. Supplemental Cash Flow Information

	Three Months Ended March 31,
(in thousands)	2010	2009
Supplemental disclosure of non-cash transactions:
Employee share-based compensation	$2,661	$4,296
Unrealized losses on available for sale securities, net	(22)	—
Non-cash increase of intangible assets for Vancocin obligation to Lilly	3,764	2,987
Establishment of landlord allowance	—	(19)
Non-current liability to current	—	(1,208)
Debt buy back deferred tax impact	—	308
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$4,098	$105
Cash paid for interest	2,050	2,500
Cash received for stock option exercises	1,075	20
Cash received for employee stock purchase plan	66	128

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

ViroPharma Incorporated and subsidiaries is a global biotechnology company dedicated to the development and commercialization of products that address serious diseases, with a focus on products used by physician specialists or in hospital settings. We have two marketed products and two development programs. We intend to grow through sales of our marketed products, Cinryze TM and Vancocin®, through continued development of our product pipeline, expansion of sales of Cinryze into additional territories and through potential acquisition or licensing of products or acquisition of companies.

We market and sell Cinryze in the United States for routine prophylaxis against angioedema attacks in adolescent and adult patients with hereditary angioedema (HAE). Cinryze is a C1 esterase inhibitor therapy for routine prophylaxis against HAE, also known as C1 inhibitor (C1-INH) deficiency, a rare, severely debilitating, life-threatening genetic disorder. Cinryze was obtained in October 2008, when we completed our acquisition of Lev Pharmaceuticals, Inc. (Lev). In January 2010 we acquired expanded rights to commercialize Cinryze and future C1-INH derived products in certain European countries and other territories throughout the world as well as rights to develop future C1-INH derived products for additional indications. In March 2010, our Marketing Authorization Application (MAA) for Cinryze for acute treatment and prophylaxis against HAE was accepted by the European Medicines Agency (EMA). We intend to seek to commercialize Cinryze in Europe in 2011 in countries which we have distribution rights. We are currently evaluating our commercialization plans in additional territories. We also intend to conduct ViroPharma sponsored studies and investigator-initiated studies (IIS) to identify further therapeutic uses and potentially expand the labeled indication for Cinryze to include other C1 mediated diseases, such as Antibody-Mediated Rejection (AMR) and Delayed Graft Function (DGF), as well as new modes of administration.

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

We currently have two core development programs. We are working on developing further therapeutic uses, potential additional indications in other C1 mediated diseases, and alternative modes of administration for C1 esterase inhibitor. We are also developing a non-toxigenic strain of C. difficile (NTCD) for the treatment and prevention of CDI. On August 6, 2009 we announced that dosing had begun in the Phase 1 clinical trial for NTCD. The Phase 1 study will determine the safety and tolerability of NTCD dosed orally as a single and as repeat escalating doses in healthy young and older adults. In addition to our core programs, we have a non-core program for Cytomegalovirus (CMV) disease. We are currently evaluating our maribavir program in light of the Phase 3 clinical trial results. On February 9, 2009, we announced that our Phase 3 trial evaluating maribavir used as prophylaxis in allogeneic stem cell, or bone marrow, transplant (SCT) patients did not achieve its primary endpoint. In the primary analysis, there was no statistically significant difference between maribavir and placebo in reducing the rate of CMV disease. Additionally, on February 13, 2009, we announced that enrollment in our Phase 3 trial evaluating maribavir in liver transplant patients was discontinued and that all patients on study drug were moved to the current standard of care.

We intend to continue to evaluate in-licensing or other opportunities to acquire products in development, or those that are currently on the market. We plan to seek products that treat serious or life threatening illnesses with a high unmet medical need, require limited commercial infrastructure to market, and that provide both top and bottom line growth over time.

Executive Summary

Since December 31, 2009, we experienced the following:

Business Activities

Cinryze:

•

Acquired expanded rights to commercialize Cinryze and future C1-INH derived products in certain European countries and other territories throughout the world as well as rights to develop future C1-INH derived products for additional indications;

•	Shipped approximately 9,000 doses of Cinryze to specialty pharmacy/specialty distributors (SP/SD’s);

•	EMA accepted the filing of our MAA for Cinryze for acute treatment and prophylaxis against HAE;

•	Initiated an open-label, single-dose Phase 2 study to evaluate doses of Cinryze for treatment of acute angioedema attacks in children less than 12 years of age with HAE; and

•	Initiated a multi-dose Phase 2 study to evaluate the safety, pharmacokinetics and pharmacodynamics of subcutaneous versus intravenous administration of Cinryze;

C. difficile infection (CDI):

•	Continued work on Phase 1 clinical trial for NTCD; and

•	Vancocin scripts decreased 6.4% in the first quarter of 2010 as compared to the first quarter of 2009;

Financial Results

•	Increased net sales of Cinryze of $34.9 million as compared to $6.7 million in the first quarter of 2009;

•	Net sales of Vancocin increased to $55.8 million for the first quarter of 2010 from $53.5 million in the first quarter of 2009; and

•	Reported net income of $21.3 million;

Liquidity

•	Generated net cash from operations of $38.3 million; and

•	Ended the first quarter of 2010 with working capital of $436.0 million, which includes cash and cash equivalents of $371.8 million.

During the remainder of 2010 and going forward, we expect to face a number of challenges, which include the following:

The commercial sale of approved pharmaceutical products is subject to risks and uncertainties. There can be no assurance that future Vancocin sales will meet or exceed the historical rate of sales for the product, for reasons that include, but are not limited to, generic and non-generic competition for Vancocin and/or changes in prescribing habits or disease incidence.

In March 2010, President Obama signed into law the Patient Protection and Affordable Care Act (PPACA), which was amended by the Health Care and Education Reconciliation Act of 2010. The PPACA, as amended, is a sweeping measure intended to expand healthcare coverage within the United States, primarily through the imposition of health insurance mandates on employers and individuals and expansion of the Medicaid program. Several provisions of the new law, which have varying effective dates, will affect us. These include new requirements on private insurance companies that prohibit coverage denials because of a pre-existing condition; prohibit the application of annual and lifetime benefits limits on health insurance policies; and prohibit coverage rescissions (except for fraud) and health-based insurance rating. In addition, the PPACA, as amended, funds an interim high risk pool that states can draw on; following the expiration of this high risk pool funding, it provides for the creation of state-run “exchanges” that will allow people without employer-provided coverage, or who cannot afford their employer’s plan, to buy health insurance; and provides federal subsidies to those who cannot afford premiums. Collectively, these factors may increase the availability of reimbursement for patients seeking the products that ViroPharma commercializes. However, the Act, as amended, will likely increase certain of our costs as well. For example, an increase in the Medicaid rebate rate from 15.1% to 23.1% is effective as of January 1, 2010, and the volume of rebated drugs has been expanded to include beneficiaries in Medicaid managed care organizations, effective as of March 23, 2010. The PPACA also imposes a manufacturer’s fee on the sale of branded Pharmaceuticals (excluding orphan drugs), expands the 340B drug discount program (excluding orphan drugs), and includes a 50% discount on brand name drugs for Medicare Part D participants in the coverage gap, or “doughnut hole”. Our evaluation of PPACA, as amended, will continue to enable us to determine not only the immediate effects on our business, but also the trends and changes that may be encouraged by the legislation that may potentially impact on our business over time.

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

The FDA approved Cinryze for routine prophylaxis against angioedema attacks in adolescent and adult patients with hereditary angioedema on October 10, 2008. Cinryze became commercially available for routine prophylaxis against HAE in December 2008 and the commercial success of Cinryze will depend on several factors, including: the number of patients with HAE that may be treated with Cinryze; acceptance by physicians and patients of Cinryze as a safe and effective treatment; our ability to effectively market and distribute Cinryze in the United States; cost effectiveness of HAE treatment using Cinryze; relative convenience and ease of administration of Cinryze; potential advantages of Cinryze over alternative treatments; the timing of the approval of competitive products including another C1 esterase inhibitor for the acute treatment of HAE; the market acceptance of competing approved products such as Berinert; patients’ ability to obtain sufficient coverage or reimbursement by third-party payors; sufficient supply and reasonable pricing of raw materials necessary to manufacture Cinryze; and manufacturing or supply interruptions and capacity which could impair our ability to acquire an adequate supply of Cinryze to meet demand for the product; and our ability to achieve expansion of manufacturing capabilities in the capacities and timeframes currently anticipated. In addition, our ability to develop life cycle management plans for Cinryze, including designing and commencing clinical studies for additional indications and pursuing regulatory approvals will impact our ability to generate future revenues from Cinryze.

We will face intense competition in acquiring additional products to further expand our product portfolio. Many of the companies and institutions that we will compete with in acquiring additional products to further expand our product portfolio have substantially greater capital resources, research and development staffs and facilities than we have, and greater resources to conduct business development activities. We may need additional financing in order to acquire new products in connection with our plans as described in this report.

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

Our actual results could differ materially from those results expressed in, or implied by, our expectations and assumption described in this Quarterly Report on Form 10-Q. The risks described in this report, our Form 10-Q for the Quarter ended March 31, 2010 are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. Please also see our discussion of the “Risk Factors” as described in our Form 10-K for the year ended December 31, 2009 in Item 1A, which describe other important matters relating to our business.

Results of Operations

Three Months Ended March 31, 2010 and 2009

	Three Months Ended March 31, 2010
(in thousands, except per share data)	2010	2009
Net product sales	$90,647	$60,190
Cost of sales (excluding amortization of product rights)	$13,958	$3,929
Operating income (loss)	$38,454	$(60,157)
Net income (loss)	$21,282	$(59,215)
Net income (loss) per share:
Basic	$0.27	$(0.77)
Diluted	$0.26	$(0.77)

The $38.5 million in operating income for the three-month period ended March 31, 2010 increased as compared to a net operating loss of $60.2 million in the same period in 2009. This increase is primarily the result of the impairment of goodwill in the first quarter of

2009 ($65.1 million) for which no impairment occurred in the first quarter of 2010, increased net sales of Vancocin and Cinryze ($30.4 million), and a decrease in our research and development expense due to the wind-down of our CMV program ($10.1 million), partially offset by increased cost of sales ($10.0 million).

Revenues

Revenues consisted of the following:

	Three Months Ended March 31,
(in thousands)	2010	2009
Net product sales
Vancocin	$55,753	$53,535
Cinryze	34,894	6,655

Total revenues	$90,647	$60,190

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

We sell Cinryze to specialty pharmacy/ specialty distributors (SP/SD’s) who then distribute to physicians, hospitals and patients, among others. We are temporarily managing the rate at which additional patients are started on drug to ensure that those already receiving commercial drug, and those new patients who start their routine prophylaxis will continue with a reliable uninterrupted supply of Cinryze. Our team is working with Sanquin to complete a two tiered scale up process that is intended to significantly increase available supply in the second quarter of 2010 and beyond. When the additional supply enters the market, we will then return to adding new patients at a normal rate. We previously recognized revenue upon shipment of Cinryze from our SP/SD’s to patients.

During the three months ended March 31, 2010, net sales of Vancocin increased 4.1% compared to the same period in 2009 primarily due to the price increases during 2009, offset by lower sales volumes. Based upon data reported by IMS Health Incorporated, prescriptions during the three months ended March 31, 2010 decreased from the same period in 2009 period by 6.4% which we believe is due to a decrease in the severity of the disease state and a suspected increase in compounding seen both in the hospital and long-term care marketplace. The units sold for the three months ended March 31, 2010 decreased by approximately 7% compared to the same period in 2009. Our net sales of Cinryze during the three months ended March 31, 2010 increased over the same period in the prior year due to the increase in the number of patients receiving commercial drug.

Our Vancocin net sales for the current quarter was negatively impacted by the PPACA by approximately $1.0 million because of the increases in both the amounts of rebates per unit and the scope of the participants in various programs subject to these rebates. We expect this negative impact on Vancocin net sales will continue in the near term. We currently do not believe that the PPACA will have a material impact on Cinryze net sales in the near term.

Vancocin product sales are driven by demand fluctuations in trade inventories which could be at different levels from period to period. Cinryze product sales are influenced by prescriptions and the rate at which patients are placed on commercial drug. We receive inventory data from our three largest wholesalers through our fee for service agreements and our two SP/SD’s through service agreements. We do not independently verify this data. Based on this inventory data and our estimates, we believe that as of March 31, 2010, the wholesalers and SP/SD’s did not have excess channel inventory.

Cost of sales (excluding amortization of product rights)

Cost of sales increased over the prior year by $10.0 million due to the increase in Cinryze units sold. Additionally, we expensed $1.5 million in the first quarter of 2010 related to non-refundable start up costs paid to our new plasma supplier. Vancocin and Cinryze cost of sales includes the cost of materials and distribution costs and excludes amortization of product rights. As part of our October 2008 purchase of Lev, we acquired Cinryze inventory which was recorded at fair value in purchase accounting. This step-up of inventory value increased the cost of sales during the three months ended March 31, 2009 by $1.1 million. We have utilized all inventory that was recorded at fair value as part of the Lev purchase in 2009.

Since units are shipped based upon earliest expiration date, we would expect the cost of product sales of both Vancocin and Cinryze to fluctuate from quarter to quarter as we may experience fluctuations in quarterly manufacturing yields. Additionally, as Cinryze becomes a larger part of our total net sales, our cost of sales (excluding amortization of product rights) as a percentage of net sales will continue to increase due to the variation in inventory costs.

Research and development expenses

For each of our research and development programs, we incur both direct and indirect expenses. Direct expenses include third party costs related to these programs such as contract research, consulting, cost sharing payments or receipts, and preclinical and development costs. Indirect expenses include personnel, facility, stock compensation and other overhead costs. Due to advancements in our NTCD preclinical program, and our Cinryze Phase 4 commitment and Phase 2 study in children, we expect costs in these programs to exceed current costs.

Research and development expenses were divided between our research and development programs in the following manner:

	Three Months Ended March 31,
(in thousands)	2010	2009
Direct – Core programs
Non-toxigenic strains of C. difficle (NTCD)	2,234	1,849
Cinryze	1,778	2,676
Vancocin	297	317
HCV	—	10

Direct – Non-core programs
CMV	$321	$9,428

Indirect
Development	5,111	5,518

Total	$9,741	$19,798

Direct Expenses—Core Development Programs

The increase in costs of NTCD in the three months ended March 31, 2010 over 2009 relates to costs associated with our Phase 1 clinical trial.

Our costs associated with our Cinryze program decreased during the three months ended March 31, 2010, as we incurred costs related to our Phase 4 clinical trial and the development of our life cycle program. In the prior year, we incurred costs related to our open label trials which closed on March 31, 2009.

Vancocin costs in the three months ended March 31, 2010 and 2009 related to additional research activities.

Direct Expenses—Non-core Development Programs

Our direct expenses related to our CMV program decreased in the three months ended March 31, 2010 as we wound down our stem cell and liver transplant studies. In February 2009, based upon preliminary analysis of the data, we announced that our Phase 3 trial evaluating maribavir used as prophylaxis in allogeneic stem cell, or bone marrow, transplant patients did not achieve its primary endpoints. In the primary analysis, there was no statistically significant difference between maribavir and placebo in reducing the rate of CMV disease. In addition, the study failed to meet its key secondary endpoints. We are continuing to analyze the study results. Additionally, we announced that our Phase 3 trial evaluating maribavir in liver transplant patients was discontinued and that all patients on study drug were moved to current standard of care. This decision was made based on the results of the Phase 3 study of maribavir in stem cell transplant patients, and the recommendation from our independent Data Monitoring Committee who considered the rate of viremia in both arms of the study. During 2009 we continued enrollment in our solid organ (liver) study through February 2009, conducted follow-up visits necessary to complete both our Phase 3 studies following receipt of the results of our stem cell transplant study and continued to evaluate the results of our Phase 3 programs.

Anticipated fluctuations in future direct expenses are discussed under “Liquidity – Development Programs.”

Indirect Expenses

These costs primarily relate to the compensation of and overhead attributable to our development team. During the second half of 2009, our development team shifted its focus from our CMV program to our Cinryze and NTCD programs.

Selling, general and administrative expenses

Selling, general and administrative expenses (SG&A) decreased $3.3 million for the three months ended March 31, 2010 as compared to 2009. This decrease was driven by a decrease in compensation expense ($1.6 million) and decreased medical education activities ($2.0 million). Included in SG&A are legal and consulting costs incurred related to our opposition to the attempt by the OGD regarding the conditions that must be met in order for a generic drug application to request a waiver of in-vivo bioequivalence testing for copies of Vancocin, which were $1.2 million and $1.3 million for the three-months of 2010 and 2009, respectively. We anticipate that these additional legal and consulting costs will gradually diminish in future periods. We anticipate continued increased spending in selling, general and administrative expenses in future periods as we continue the commercial launch of Cinryze.

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

Intangible amortization for the three months ended March 31, 2010 and 2009 was $7.6 million and $7.3 million, respectively.

On an ongoing periodic basis, we evaluate the useful life of our intangible assets and determine if any economic, governmental or regulatory event has modified their estimated useful lives. This evaluation did not result in a change in the life of the intangible assets during the quarter ended March 31, 2010. We will continue to monitor the actions of the FDA and OGD surrounding the bioequivalence recommendation for Vancocin and consider the effects of our opposition efforts, any announcements by generic competitors or other adverse events for additional impairment indicators. We will reevaluate the expected cash flows and fair value of our Vancocin-related assets, as well as estimated useful lives, at such time.

Impairment losses

During the first quarter of 2009, the market capitalization of ViroPharma fell below the carrying value of ViroPharma’s net assets due to the announcements surrounding our maribavir development program. This situation required us to test for impairment of our goodwill and other intangible assets which lead to a goodwill impairment charge of $65.1 million.

Other Income (Expense)

Interest Income

Interest income for three months ended March 31, 2010 and 2009 was $31,000 and $144,000, respectively.

Interest Expense

	Three Months Ended March 31,
(in thousands)	2010	2009
Interest expense on 2% senior convertible notes	$1,022	$1,250
Amortization of debt discount	1,719	1,938
Amortization of finance costs	97	121

Total interest expense	$2,838	$3,309

Interest expense and amortization of finance costs in 2010 and 2009 relates entirely to the senior convertible notes issued on March 26, 2007, as described in Note 7 to the Unaudited Consolidated Financial Statements.

Other expense, net

Our other expense, net includes foreign exchange gains and losses and the rental income attributable to our previous corporate headquarters.

Income Tax Expense

Our income tax expense was $13.8 million and $5.0 million for the three months ended March 31, 2010 and 2009, respectively. The income tax expense in the first three months of 2009 reflects the full impact of our gain on the repurchase of a portion of our convertible notes and our estimate of orphan drug credits for maribavir, which will be significantly reduced in 2010 from 2009 levels.

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

Our ability to generate positive cash flow is also impacted by the timing of anticipated events in our Cinryze and NTCD development programs, including the timing of our expansion as we intend to seek to commercialize Cinryze in Europe and certain other countries, the scope of the clinical trials required by regulatory authorities, results from clinical trials, the results of our product development efforts, and variations from our estimate of future direct and indirect expenses.

The cash flows we have used in operations historically have been applied to research and development activities, marketing and business development efforts, general and administrative expenses, servicing our debt, and income tax payments. Bringing drugs from the preclinical research and development stage through phase 1, phase 2, and phase 3 clinical trials and FDA approval is a time consuming and expensive process. Because we have product candidates that are currently in the clinical stage of development, there are a variety of events that could occur during the development process that will dictate the course we must take with our drug development efforts and the cost of these efforts. As a result, we cannot reasonably estimate the costs that we will incur through the commercialization of any product candidate. However, we anticipate we will continue to invest in our pipeline on our initiative to develop non-toxigenic strains of C. difficile, our phase 4 program for Cinryze, any additional studies to identify further therapeutic uses and expand the labeled indication for Cinryze to potentially include other C1 mediated diseases as well as new modes of administration for Cinryze, future costs may exceed current costs. Also, we will incur additional costs as we intend to seek to commercialize Cinryze in Europe in countries where we have distribution rights and certain other countries beginning in 2011 as well as conduct studies to identify additional C1 mediated diseases, such as AMR and DGF, which may be of interest for further clinical development, and to evaluate new forms of administration for Cinryze. Additionally, our operating expenses will not decrease significantly due to the introduction of a generic Vancocin. We are also required to pay contingent consideration to Lev shareholders upon achievement of a commercial milestone. Also, from time to time, we may seek approval from our board of directors to evaluate additional opportunities to repurchase our common stock or convertible notes, including through open market purchases or individually negotiated transactions. The most significant of our near-term operating development cash outflows are as described under “Development Programs” as set forth below.

While we anticipate that cash flows from Cinryze and Vancocin, as well as our current cash, cash equivalents and short-term investments, will allow us to fund substantially all of our ongoing development and operating costs, as well as the interest payments on our senior convertible notes, we may need additional financing in order to expand our product portfolio. At March 31, 2010, we had cash, cash equivalents and short-term investments of $371.8 million. At March 31, 2010, the annualized weighted average nominal interest rate on our short-term investments was 0.6% and the weighted average length to maturity was 10.4 months.

Overall Cash Flows

During the quarter ended March 31, 2010, we generated $38.3 million of net cash from operating activities, primarily from our net income plus non-cash items and the change in accounts payable. We used $17.7 million of cash from investing activities to purchase our short-term investments and our net cash provided by financing activities for the quarter ended March 31, 2010 was $2.3 million and relates to stock option exercises. For the prior year period ended March 31, 2009, we used $9.2 million of net cash from operating activities, primarily from the increase in accounts receivable and inventory. We used $0.8 million of cash from investing activities and our net cash used in financing activities for the quarter ended March 31, 2009 was $20.9 million, mainly in the repurchase of a portion of our senior convertible notes.

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

Core Development Programs

Cinryze—We acquired Cinryze in October 2008 and through March 31, 2010 have spent approximately $14.1 million in direct research and development costs related to Cinryze since acquisition. During the remainder of 2010, we continue to expect research and development costs related to Cinryze as we complete our Phase 4 commitment and initiate our Phase 2 study to evaluate Cinryze for treatment of acute HAE in children. Additionally, we will incur costs related to evaluating additional indications, formulations and territories as we develop our life cycle program related to Cinryze. We are solely responsible for the costs of Cinryze development.

NTCD—We acquired NTCD in February 2006 and through March 31, 2010 have spent approximately $18.5 million in direct research and development costs. During the remainder of 2010, we expect our research and development activities related to NTCD to increase as we continue our development program.

Vancocin—We acquired Vancocin in November 2004 and through March 31, 2010, we have spent approximately $1.9 million in direct research and development costs related to Vancocin activities since acquisition.

Non-Core Development Programs

CMV program—During the remainder of 2010, we do not anticipate that our CMV program will be an active development program as we will determine whether there are any potential alternative uses for maribavir. We will continue to perform program wind down related activities and we expect the expenses associated with these activities to be minimal.

Business development activities

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

As of January 1, 2009 we account for the debt and equity components of our convertible debt securities as bifurcated instruments which are accounted for separately. Accordingly, the convertible debt securities will recognize interest expense at effective rates of 8.0% as they are accreted to par value.

On March 24, 2009 the Company repurchased, in a privately negotiated transaction, $45.0 million in principal amount of the Company’s senior convertible notes due March 2017 for total consideration of approximately $21.2 million. The repurchase represented 18% of our then outstanding debt and was executed at a price equal to 47% of par value. Following these repurchases, senior convertible notes representing $205.0 million of principal debt are outstanding with a carrying value of $140.3 million as of March 31, 2010. Additionally, in negotiated transactions, the Company sold approximately 2.38 million call options for approximately $1.8 million and repurchased approximately 2.38 million warrants for approximately $1.5 million which terminated the call options and warrants that were previously entered into by the Company in March 2007. The Company recognized a $9.1 million gain in the first quarter of 2009 as a result of this debt extinguishment. For tax purposes the gain qualifies for deferral until 2014 in accordance with the provisions of the American Recovery and Reinvestment Act.

As of March 31, 2010, the Company has accrued $0.2 million in interest payable to holders of the senior convertible notes. Debt issuance costs of $4.8 million have been capitalized and are being amortized over the term of the senior convertible notes, with the balance to be amortized as of March 31, 2010 being $2.7 million.

The senior convertible notes are convertible into shares of the Company’s common stock at an initial conversion price of $18.87 per share. The senior convertible notes may only be converted: (i) anytime after December 15, 2016; (ii) during the five business-day period after any five consecutive trading day period (the “measurement period”) in which the price per note for each trading day of that measurement period was less than 98% of the product of the last reported sale price of our common stock and the conversion rate on each such day; (iii) during any calendar quarter (and only during such quarter) after the calendar quarter ending June 30, 2007, if the last reported sale price of our common stock for 20 or more trading days in a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter exceeds 130% of the applicable conversion price in effect on the last trading day of the immediately preceding calendar quarter; or (iv) upon the occurrence of specified corporate events. Upon conversion, holders of the senior convertible notes will receive shares of common stock, subject to ViroPharma’s option to irrevocably elect to settle all future conversions in cash up to the principal amount of the senior convertible notes, and shares for any excess. We can irrevocably elect this option at any time on or prior to the 35th scheduled trading day prior to the maturity date of the senior convertible notes. The senior convertible notes may be required to be repaid on the occurrence of certain fundamental changes, as defined in the senior convertible notes. As of March 31, 2010, the fair value of the principal of the $205.0 million convertible senior notes outstanding was approximately $194.9 million, based on the level 2 valuation hierarchy of the fair value measurements standard.

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

The purchased call options are expected to reduce the potential dilution upon conversion of the senior convertible notes in the event that the market value per share of our common stock at the time of exercise is greater than $18.87, which corresponds to the initial conversion price of the senior convertible notes, but less than $24.92 (the warrant exercise price). The warrant exercise price is 75.0% higher than the price per share of $14.24 of our price on the pricing date. If the market price per share of our common stock at the time of conversion of any senior convertible notes is above the strike price of the purchased call options ($18.87), the purchased call options will entitle us to receive from the counterparties in the aggregate the same number of shares of our common stock as we would be required to issue to the holder of the converted senior convertible notes. Additionally, if the market price of our common stock at the time of exercise of the sold warrants exceeds the strike price of the sold warrants ($24.92), we will owe the counterparties an aggregate of approximately 13.25 million shares of our common stock. If we have insufficient shares of common stock available for settlement of the warrants, we may issue shares of a newly created series of preferred stock in lieu of our obligation to deliver common stock. Any such preferred stock would be convertible into 10% more shares of our common stock than the amount of common stock we would otherwise have been obligated to deliver under the warrants. We are entitled to receive approximately 10.87 million shares of its common stock at $18.87 from the call option holders and if the market price of our common stock at the time of exercise of the sold warrants exceeds the strike price of the sold warrants ($24.92), will owe the counterparties an aggregate of approximately 10.87 million shares of our common stock.

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

Chargebacks and rebates are the most subjective sales related accruals. While we currently have no contracts with private third party payors, such as HMO’s, we do have contractual arrangements with governmental agencies, including Medicaid. We establish accruals for chargebacks and rebates related to these contracts in the period in which we record the sale as revenue. These accruals are based upon historical experience of government agencies’ market share, governmental contractual prices, our current pricing and then-current laws, regulations and interpretations. We analyze the accrual at least quarterly and adjust the balance as needed. These analyses have been adjusted to reflect the U.S. healthcare reform acts and their affect on governmental contractual prices and rebates. We believe that a 10% change in our estimate of the actual rate of sales subject to governmental rebates would affect our operating income and accruals by approximately $0.5 million in the period of correction, which we believe is immaterial.

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

•

Impairment of Long-lived Assets—We review our fixed and intangible assets for possible impairment annually and whenever events occur or circumstances indicate that the carrying amount of an asset may not be recoverable. Assumptions and estimates used in the evaluation of impairment may affect the carrying value of long-lived assets, which could result in impairment charges in future periods. Such assumptions include, for example, projections of future cash flows and the timing and number of generic/competitive entries into the market, in determining the undiscounted cash flows, and if necessary, the fair value of the asset and whether an impairment exists. These assumptions are subjective and could result in a material impact on operating results in the period of impairment. While we reviewed our intangible assets in March 2006 and December 2008 in light of the actions taken by the OGD, we did not recognize any impairment charges. See Note 4 of the Unaudited Consolidated Financial Statements for further information. Additionally in the fourth quarter of 2009, we reviewed the fair value of our property and building held for sale and have determined that an additional impairment charge was required. See Note 6 of the Unaudited Consolidated Financial Statements for further information.

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

•

Acquisition Accounting—Businesses acquired before December 31, 2008 were accounted for in accordance with SFAS No. 141, Business Combinations and the total purchase price was allocated to Lev’s net tangible assets or identifiable intangible assets based on their fair values as of the date of the acquisition. The application of the purchase accounting requires certain estimates and assumptions especially concerning the determination of the fair values of the acquired intangible assets and property, plant and equipment as well as the liabilities assumed at the date of the acquisition. Moreover, the useful lives of the acquired intangible assets, property, plant and equipment have to be determined.

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

In March 2010, the FASB ratified EITF Issue No. 08-9, Milestone Method of Revenue Recognition, that the milestone method is a valid application of the proportional performance model for revenue recognition if the milestones are substantive and there is substantive uncertainty about whether the milestones will be achieved. The Task Force agreed that whether a milestone is substantive is a judgment that should be made at the inception of the arrangement. To meet the definition of a substantive milestone, the consideration earned by achieving the milestone (1) would have to be commensurate with either the level of effort required to achieve the milestone or the enhancement in the value of the item delivered, (2) would have to relate solely to past performance, and (3) should be reasonable relative to all deliverables and payment terms in the arrangement. No bifurcation of an individual milestone is allowed and there can be more than one milestone in an arrangement. The new guidance will be effective for interim and annual periods beginning on or after June 15, 2010.

Contractual Obligations

We have purchase obligations related to the supply and manufacturing of Cinryze. We have committed to purchase a minimum number of liters of plasma per year through 2015 from our suppliers. Additionally, we are required to purchase a minimum number of units from our third party toll manufacturer. The total minimum purchase commitments for these arrangements as of March 31, 2010 are approximately $419.9 million. See Note 17 in our Form 10-K for the year ended December 31, 2009 for further information.

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk

Our holdings of financial instruments are primarily comprised of money market funds holding only U.S. government securities. All such instruments are classified as securities available for sale. Our debt security portfolio represents funds held temporarily pending use in our business and operations. We manage these funds accordingly. Our primary investment objective is the preservation of principal, while at the same time optimizing the generation of investment income. We seek reasonable assuredness of the safety of principal and market liquidity by investing in cash equivalents (such as Treasury bills and money market funds) and fixed income securities (such as U.S. government and agency securities, municipal securities, taxable municipals, and corporate notes) while at the same time seeking to achieve a favorable rate of return. Our market risk exposure consists principally of exposure to changes in interest rates. Our holdings are also exposed to the risks of changes in the credit quality of issuers. Historically, we have typically invested in financial instruments with maturities of less than one year. The carrying amount, which approximates fair value based on the level 1 valuation hierarchy of the fair value measurement standard, and the annualized weighted average nominal interest rate of our investment portfolio at March 31, 2010, was approximately $17.5 million and 0.6%, respectively. A one percent change in the interest rate would have resulted in an immaterial impact to interest income for the quarter ended March 31, 2010.

At March 31, 2010, we had principal outstanding of $205.0 million of our senior convertible notes. The senior convertible notes bear interest at a rate of 2% per annum, payable semi-annually in arrears on March 15 and September 15 of each year commencing on September 15, 2007. The senior convertible notes are convertible into shares of the Company’s common stock at an initial conversion price of $18.87 per share. The senior convertible notes may only be converted: (i) anytime after December 15, 2016; (ii) during the five business-day period after any five consecutive trading day period (the “measurement period”) in which the price per note for each trading day of that measurement period was less than 98% of the product of the last reported sale price of our common stock and the conversion rate on each such day; (iii) during any calendar quarter (and only during such quarter) after the calendar quarter ending June 30, 2007, if the last reported sale price of our common stock for 20 or more trading days in a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter exceeds 130% of the applicable conversion price in effect on the last trading day of the immediately preceding calendar quarter; or (iv) upon the occurrence of specified corporate events. Upon conversion, holders of the senior convertible notes will receive shares of common stock, subject to ViroPharma’s option to irrevocably elect to settle all future conversions in cash up to the principal amount of the senior convertible notes, and shares for any excess. We can irrevocably elect this option at any time on or prior to the 35th scheduled trading day prior to the maturity date of the senior convertible notes. The senior convertible notes may be required to be repaid on the occurrence of certain fundamental changes, as defined in the senior convertible notes. As of March 31, 2010, the fair value of the principal of the $205.0 million convertible senior notes outstanding was approximately $194.9 million, based on the level 2 valuation hierarchy of the fair value measurements standard.

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

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer, or CEO, and our Chief Financial Officer, or CFO, of the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of March 31, 2010. Based on that evaluation, our management, including our CEO and CFO, concluded that as of March 31, 2010 our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to the Company’s management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the first quarter of 2010 there were no significant changes in our internal control over financial reporting identified in connection with the evaluation of such controls that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1A.	Risk Factors

We are providing the following information regarding changes that have occurred to previously disclosed risk factors from our Annual Report on Form 10-K for the year ended December 31, 2009. In addition to the other information set forth below and elsewhere in this report, you should carefully consider the factors discussed under the heading “Risk Factors” in our Form 10-K for the year ended December 31, 2009. The risks described in our Quarterly Report on Form 10-Q are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Healthcare reform could adversely affect our revenue and financial results.

Our industry is highly regulated and changes in law may adversely impact our business, operations or financial results. The Patient Protection and Affordable Care Act of 2010, as amended by the Health Care and Education Reconciliation Act of 2010, or PPACA, is a sweeping measure intended to expand healthcare coverage within the United States, primarily through the imposition of health insurance mandates on employers and individuals and expansion of the Medicaid program. Several provisions of the new law, which have varying effective dates, may affect us and will likely increase certain of our costs. For example, an increase in the Medicaid rebate rate from 15.1% to 23.1% is effective as of January 1, 2010, and the volume of rebated drugs has been expanded to include beneficiaries in Medicaid managed care organizations, effective as of March 23, 2010. The PPACA also imposes an annual fee on pharmaceutical manufacturers beginning in 2011, based on the manufacturer’s sale of branded pharmaceuticals and biologics (excluding orphan drugs); expands the 340B drug discount program (excluding orphan drugs) including the creation of new penalties for non-compliance; and includes a 50% discount on brand name drugs for Medicare Part D participants in the coverage gap, or “doughnut hole”. The law also revises the definition of “average manufacturer price” for reporting purposes (effective October 1, 2010), which could increase the amount of the Company’s Medicaid drug rebates to states, once the provision is effective. Substantial new provisions affecting compliance also have been added, which may require us to modify our business practices with health care practitioners. In addition, the new law establishes an abbreviated licensure pathway for products that are biosimilar to FDA-approved biological products, such as Cinryze, with provisions covering exclusivity periods and a specific reimbursement methodology for biosimilars.

The reforms imposed by the new law will significantly impact the pharmaceutical industry; however, the full effects of the PPACA cannot be known until these provisions are implemented and the Centers for Medicare & Medicaid Services and other federal and state agencies issue applicable regulations or guidance. Moreover, in the coming years, additional changes could be made to governmental healthcare programs that could significantly impact the success of our products. We will continue to evaluate the PPACA, as amended, the implementation of regulations or guidance related to various provisions of the PPACA by federal agencies, as well as trends and changes that may be encouraged by the legislation and that may potentially impact on our business over time.

In addition, Federal, state, and foreign governmental authorities are likely to continue efforts to control the price of drugs and reduce overall healthcare costs. These efforts could impact our ability to market products and generate revenues in the United States and foreign countries.

Item 5.	Other Information.

We licensed the U.S. and Canadian rights for a further product development candidate, an intranasal formulation of pleconaril, to Schering Plough Corporation, now part of Merck & Co., Inc. for the treatment of picornavirus infections. In connection with the merger of Schering Plough and Merck, we have had discussions with Merck regarding their evaluation of the pleconaril development program. Based on these discussions, we believe that it is likely that Merck will terminate the license for pleconaril for the treatment of picornavirus infections.

ITEM 6.	Exhibits

List of Exhibits:

10.1†*	Strategic Supply Agreement dated as of February 26, 2010, by and between ViroPharma Biologics, Inc., a wholly-owned subsidiary of ViroPharma Incorporated, and Biotest Pharmaceuticals Corporation.

10.2†*	Amendment Number 2 to the Agreement for the Purchase and Sale of Blood Plasma dated as of February 5, 2010, by and between ViroPharma Biologics, Inc., a wholly owned subsidiary of ViroPharma Incorporated and DCI Management Group LLC.

31.1*	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.
†	Portions of this exhibit were omitted and filed separately with the Secretary of the Commission pursuant to an application for confidential treatment filed with the Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VIROPHARMA INCORPORATED

Date: April 28, 2010	By:	/S/ VINCENT J. MILANO
Vincent J. Milano President and Chief Executive Officer (Principal Executive Officer)

	By:	/S/ CHARLES A. ROWLAND, JR.
Charles A. Rowland, Jr. Vice President, Chief Financial Officer (Principal Financial Officer)

	By:	/S/ RICHARD S. MORRIS
Richard S. Morris Chief Accounting Officer and Controller (Principal Accounting Officer)