Form 10-Q
period 2010-06-30
VIROPHARMA INC
filed 2010-07-28
CIK 946840

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

or

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

Number of shares outstanding of the issuer’s Common Stock, par value $.002 per share, as of July 23, 2010: 77,862,306 shares.

VIROPHARMA INCORPORATED

ViroPharma Incorporated

Condensed Consolidated Balance Sheets

(unaudited)

(in thousands, except share and per share data)	June 30, 2010	December 31, 2009
Assets
Current assets:
Cash and cash equivalents	$352,458	$331,672
Short-term investments	53,543	—
Accounts receivable, net	48,415	41,243
Inventory	38,293	41,582
Prepaid expenses and other current assets	9,517	9,546
Prepaid income taxes	1,876	2,256
Deferred income taxes	15,363	20,065

Total current assets	519,465	446,364
Intangible assets, net	633,263	618,510
Property, equipment and building improvements, net	10,807	10,508
Goodwill	6,067	—
Debt issuance costs, net	2,590	2,784
Other assets	8,646	6,285

Total assets	$1,180,838	$1,084,451

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$10,552	$5,866
Accrued expenses and other current liabilities	40,406	33,354
Income taxes payable	3,147	769

Total current liabilities	54,105	39,989
Other non-current liabilities	2,736	2,958
Contingent consideration	9,346	—
Deferred tax liability, net	164,947	152,503
Long-term debt	142,108	138,614

Total liabilities	$373,242	$334,064

Stockholders’ equity:
Preferred stock, par value $0.001 per share. 5,000,000 shares authorized; Series A convertible participating preferred stock; no shares issued and outstanding	—	—
Common stock, par value $0.002 per share. 175,000,000 shares authorized; issued and outstanding 77,825,058 shares at June 30, 2010 and 77,442,716 shares at December 31, 2009	157	156
Additional paid-in capital	709,165	701,063
Accumulated other comprehensive income	218	914
Retained earnings	98,056	48,254

Total stockholders’ equity	807,596	750,387

Total liabilities and stockholders’ equity	$1,180,838	$1,084,451

See accompanying notes to unaudited consolidated financial statements.

ViroPharma Incorporated

Consolidated Statements of Operations

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2010	2009	2010	2009
Revenues:
Net product sales	$108,961	$81,873	$199,609	$142,063
Costs and Expenses:
Cost of sales (excluding amortization of product rights)	13,641	14,121	27,598	18,049
Research and development	9,224	12,467	18,965	32,151
Selling, general and administrative	25,419	23,612	46,339	47,990
Intangible amortization	7,620	7,424	15,195	14,681
Goodwill impairment	—	—	—	65,099

Total costs and expenses	55,904	57,624	108,097	177,970

Operating income (loss)	53,057	24,249	91,512	(35,907)
Other Income (Expense):
Interest income	87	105	118	250
Interest expense	(2,902)	(2,677)	(5,741)	(5,986)
Other expense, net	(3,281)	—	(3,804)	—
Gain on long-term debt repurchase	—	—	—	9,079

Income (loss) before income tax expense	46,961	21,677	82,085	(32,564)
Income tax expense	18,440	5,625	32,283	10,599

Net income (loss)	$28,521	$16,052	$49,802	$(43,163)

Net income (loss) per share:
Basic	$0.37	$0.21	$0.64	$(0.56)
Diluted	$0.34	$0.20	$0.59	$(0.56)
Shares used in computing net income per share:
Basic	77,825	77,406	77,666	77,406
Diluted	90,002	88,996	89,830	77,406

See accompanying notes to unaudited consolidated financial statements.

ViroPharma Incorporated

Consolidated Statement of Stockholders’ Equity

(unaudited)

	Preferred Stock		Common Stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained Earnings	Total stockholders’ equity
(in thousands)	Number of shares	Amount	Number of shares	Amount
Balance, December 31, 2009	—	$—	77,443	$156	$701,063	$914	$48,254	$750,387
Exercise of common stock options	—	—	355	1	1,255	—	—	1,256
Employee stock purchase plan	—	—	27	—	202	—	—	202
Share-based compensation	—	—	—	—	5,408	—	—	5,408
Unrealized gains on available for sale securities, net	—	—	—	—	—	4	—	4
Cumulative translation adjustment	—	—	—	—	—	(700)	—	(700)
Stock option tax benefits	—	—	—	—	1,237	—	—	1,237
Net income	—	—	—	—	—	—	49,802	49,802

Balance, June 30, 2010	—	$—	77,825	$157	$709,165	$218	$98,056	$807,596

See accompanying notes to unaudited consolidated financial statements.

ViroPharma Incorporated

Consolidated Statements of Cash Flows

(unaudited)

	Six Months Ended June 30,
(in thousands)	2010	2009
Cash flows from operating activities:
Net income (loss)	$49,802	$(43,163)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Non-cash share-based compensation expense	5,408	6,779
Non-cash interest expense	3,688	3,737
Gain on long-term debt repurchase	—	(9,079)
Non-cash goodwill impairment	—	65,099
Deferred tax provision	10,638	7,719
Depreciation and amortization expense	16,126	15,444
Other, net	3,464	—
Changes in assets and liabilities:
Accounts receivable	(6,947)	(17,982)
Inventory	2,097	(2,286)
Prepaid expenses and other current assets	(414)	(1,361)
Prepaid income taxes/taxes payable	2,763	(66)
Other assets	(2,774)	1,885
Accounts payable	4,723	2,062
Due to partners	—	(1,087)
Accrued expenses and other current liabilities	3,890	(11,833)
Other non-current liabilities	(222)	—

Net cash provided by operating activities	92,242	15,868
Cash flows from investing activities:
Purchase of Auralis, net of cash acquired	(13,152)	—
Purchase of Vancocin assets	(3,764)	(2,987)
Purchase of property, plant and equipment	(1,246)	(1,058)
Purchase of short-term investments	(53,659)	—

Net cash used in investing activities	(71,821)	(4,045)
Cash flows from financing activities:
Long-term debt repurchase	—	(21,150)
Termination of call spread options, net	—	274
Net proceeds from issuance of common stock	1,458	176
Excess tax benefits from share-based payment arrangements	1,237	—
Repayment of debt	(1,575)	—

Net cash provided by (used in) financing activities	1,120	(20,700)
Effect of exchange rate changes on cash	(755)	209
Net increase (decrease) in cash and cash equivalents	20,786	(8,668)
Cash and cash equivalents at beginning of period	331,672	275,839

Cash and cash equivalents at end of period	$352,458	$267,171

See accompanying notes to unaudited consolidated financial statements.

ViroPharma Incorporated

Notes to the Unaudited Consolidated Financial Statements

Note 1. Organization and Business Activities

ViroPharma Incorporated and subsidiaries is a global biotechnology company dedicated to the development and commercialization of products that address serious diseases, with a focus on products used by physician specialists or in hospital settings. We intend to grow through sales of our marketed products through continued development of our product pipeline, expansion of sales into additional territories outside the United States and through potential acquisition or licensing of products or acquisition of companies. We expect future growth to be driven by sales of Cinryze, both domestically and internationally, and by our primary development programs, including C1 esterase inhibitor and a non-toxigenic strain of C. difficile (VP20621).

We market and sell Cinryze in the United States for routine prophylaxis against angioedema attacks in adolescent and adult patients with hereditary angioedema (HAE). Cinryze is a C1 esterase inhibitor therapy for routine prophylaxis against HAE, also known as C1 inhibitor (C1-INH) deficiency, a rare, severely debilitating, life-threatening genetic disorder. Cinryze was obtained in October 2008, when we completed our acquisition of Lev Pharmaceuticals, Inc. (Lev). In January 2010, we acquired expanded rights to commercialize Cinryze and future C1-INH derived products in certain European countries and other territories throughout the world as well as rights to develop future C1-INH derived products for additional indications. In March 2010, our Marketing Authorization Application (MAA) for Cinryze for acute treatment and prophylaxis against HAE was accepted by the European Medicines Agency (EMA). We intend to seek to commercialize Cinryze in Europe in 2011 in countries where we have distribution rights. We are currently evaluating our commercialization plans in additional territories. We also intend to conduct ViroPharma sponsored studies and investigator-initiated studies (IIS) to identify further therapeutic uses and potentially expand the labeled indication for Cinryze to include other C1 mediated diseases, such as Antibody-Mediated Rejection (AMR) and Delayed Graft Function (DGF). Additionally, we are currently undertaking studies on the viability of subcutaneous administration of Cinryze.

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

Our product development portfolio is primarily focused on two programs, C1 esterase inhibitor [human] and VP20621. We are working on developing further therapeutic uses, potential additional indications in other C1 mediated diseases, and alternative modes of administration for C1 esterase inhibitor. We are also developing VP20621 for the treatment and prevention of CDI. On August 6, 2009 we announced that dosing had begun in the Phase 1 clinical trial for VP20621 to determine the safety and tolerability of VP20621 dosed orally as a single and as repeat escalating doses in healthy young and older adults. We have successfully completed our Phase 1 clinical trial and anticipate moving the compound into a Phase 2 clinical trial.

In addition to these programs, we have several other assets that we may make additional investments in from time to time. These investments will be limited and dependent on our assessment of the potential future commercial success of or benefit from the asset. These assets include maribavir for CMV and other compounds. For example, on May 28, 2010 we acquired Auralis Limited, a UK based specialty pharmaceutical company. The acquisition of Auralis provides us with the opportunity to accelerate our European commercial systems, for potential future product launches and additional business development acquisitions. The acquisition also provides immediate revenue from sales of Diamorphine (Diamorphine Hydrochloride BP Injection) for palliative care and acute pain relief in the UK.

Basis of Presentation

The consolidated financial information at June 30, 2010 and for the three and six months ended June 30, 2010 and 2009, is unaudited but includes all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary to state fairly the consolidated financial information set forth therein in accordance with accounting principles generally accepted in the United States of America. The interim results are not necessarily indicative of results to be expected for the full fiscal year. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2009 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission. We have evaluated all subsequent events through the date the financial statements were issued.

Use of estimates

The preparation of the Company’s consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

ViroPharma Incorporated

Notes to the Unaudited Consolidated Financial Statements – (Continued)

Adoption of Standards

In February 2010, the Financial Accounting Standards Board (FASB) amended the disclosure requirement so that SEC filers are no longer required to disclose the date through which subsequent events have been evaluated in originally issued and revised financial statements. This revised guidance is effective immediately and we adopted this pronouncement on March 31, 2010 and have revised the disclosures as required.

Note 2. Short-Term Investments

Short-term investments consist of fixed income securities with remaining maturities of greater than three months at the date of purchase, debt securities and equity securities. At June 30, 2010, all of our fixed income securities were classified as available for sale investments and measured as level 1 instruments of the fair value measurements standard.

The following summarizes the Company’s available for sale investments at June 30, 2010:

(in thousands)	Cost	Gross unrealized gains	Gross unrealized losses	Fair value
June 30, 2010
Debt securities:
U.S. Treasury	$34,426	$11	$2	$34,435
Corporate	19,110	2	4	19,108

	$53,536	$13	$6	$53,543

Maturities of investments were as follows:
Less than one year	48,476	13	5	48,484
Greater than one year	5,060	—	1	5,059

Total	$53,536	$13	$6	$53,543

Note 3. Inventory

Inventory is stated at the lower of cost or market using actual cost.

(in thousands)	June 30, 2010	December 31, 2009
Raw Materials	$22,288	$26,780
Work In Process	9,574	8,533
Finished Goods	6,431	6,269

Total	$38,293	$41,582

Approximately $2.8 million of WIP inventory is currently not available for commercial use as it represents product produced as part of our effort to receive FDA approval for a larger scale manufacturing line. Upon FDA approval, this amount will be available for sale commercially as Cinryze.

ViroPharma Incorporated

Notes to the Unaudited Consolidated Financial Statements – (Continued)

Note 4. Intangible Assets

The following represents the balance of the intangible assets at June 30, 2010:

(in thousands)	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
Cinryze Product rights	$521,000	$35,294	$485,706
Vancocin Intangibles	161,099	36,408	124,691
Auralis Contract rights	12,045	82	11,963
Auralis IPR&D	10,903	—	10,903

Total	$705,047	$71,784	$633,263

The following represents the balance of the intangible assets at December 31, 2009:

(in thousands)	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
Cinryze Product rights	$521,000	$24,873	$496,127
Vancocin Intangibles	154,099	31,716	122,383

Total	$675,099	$56,589	$618,510

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

As of June 30, 2010, we have paid an aggregate of $40.9 million to Lilly in additional purchase price consideration, as our net sales of Vancocin surpassed the maximum obligation level of $65 million in 2005 through 2010. The $40.9 million paid to Lilly was based upon 35% of $ 10.8 million in 2010, $20 million in 2009 and 2008, 35% of $17 million in 2007, 35% of $19 million in 2006 and 50% of $21 million in 2005. The Company is obligated to pay Lilly additional amounts based on 35% of annual net sales between $45 and $65 million of Vancocin during 2010 through 2011.

ViroPharma Incorporated

Notes to the Unaudited Consolidated Financial Statements – (Continued)

Based on net sales in the second quarter of 2010, $3.2 million is due to Lilly on net sales of Vancocin above the net sales levels reflected above.

On May 28, 2010 we acquired Auralis Limited, a UK based specialty pharmaceutical company. With the acquisition of Auralis we have added one marketed product and several development assets to our portfolio. We recognized an intangible asset related to certain supply agreements for the marketed product and one of the development assets. Additionally, we have recognized in-process research and development (IPR&D) assets related to the development assets which are currently not approved. We determined that these assets meet the criterion for separate recognition as intangible assets and the fair value of these assets have been determined based upon discounted cash flow models. The supply agreements will be amortized over their useful life of 12 years. The IPR&D assets used in research and development activities are classified as indefinite-lived and will be subject to periodic impairment testing. The IPR&D assets will remain as indefinite-lived intangible assets until the projects are completed or abandoned. Upon completion of the projects, we will make a separate determination of the useful life of the asset and begin amortization.

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

Note 7. Long-Term Debt

Long-term debt as of June 30, 2010 and December 31, 2009 is summarized in the following table:

(in thousands)	June 30, 2010	December 31, 2009
Senior convertible notes	$142,108	$138,614
less: current portion	—	—

Total debt principal	$142,108	$138,614

As of June 30, 2010 senior convertible notes representing $205.0 million of principal debt are outstanding with a carrying value of $142.1 million.

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

ViroPharma Incorporated

Notes to the Unaudited Consolidated Financial Statements – (Continued)

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

As of June 30, 2010, the Company has accrued $1.2 million in interest payable to holders of the senior convertible notes. Debt issuance costs of $4.8 million have been capitalized and are being amortized over the term of the senior convertible notes, with the balance to be amortized as of June 30, 2010 being $2.6 million.

The senior convertible notes are convertible into shares of our common stock at an initial conversion price of $18.87 per share. The senior convertible notes may only be converted: (i) anytime after December 15, 2016; (ii) during the five business-day period after any five consecutive trading day period (the “measurement period”) in which the price per note for each trading day of that measurement period was less than 98% of the product of the last reported sale price of our common stock and the conversion rate on each such day; (iii) during any calendar quarter (and only during such quarter) after the calendar quarter ending June 30, 2007, if the last reported sale price of our common stock for 20 or more trading days in a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter exceeds 130% of the applicable conversion price in effect on the last trading day of the immediately preceding calendar quarter; or (iv) upon the occurrence of specified corporate events. Upon conversion, holders of the senior convertible notes will receive shares of common stock, subject to ViroPharma’s option to irrevocably elect to settle all future conversions in cash up to the principal amount of the senior convertible notes, and shares for any excess. We can irrevocably elect this option at any time on or prior to the 35th scheduled trading day prior to the maturity date of the senior convertible notes. The senior convertible notes may be required to be repaid on the occurrence of certain fundamental changes, as defined in the senior convertible notes. As of June 30, 2010, the fair value of the principal of the $205.0 million convertible senior notes outstanding was approximately $177.0 million, based on the level 2 valuation hierarchy of the fair value measurements standard.

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

ViroPharma Incorporated

Notes to the Unaudited Consolidated Financial Statements – (Continued)

The purchased call options and sold warrants are separate transactions entered into by us with the counterparties, are not part of the terms of the senior convertible notes, and will not affect the holders’ rights under the senior convertible notes. Holders of the senior convertible notes will not have any rights with respect to the purchased call options or the sold warrants. The purchased call options and sold warrants meet the definition of derivatives. These instruments have been determined to be indexed to our own stock and have been recorded in stockholders’ equity in our Unaudited Condensed Consolidated Balance Sheets. As long as the instruments are classified in stockholders’ equity they are not subject to the mark to market provisions.

Note 8. Share-based Compensation

We recorded share-based compensation expense as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2010	2009	2010	2009
Research and development	$823	$961	$1,638	$1,929
Selling, general and administrative	1,923	1,522	3,770	4,850

Total	$2,746	$2,483	$5,408	$6,779

Employee Stock Option Plans

We currently have three option plans in place: a 1995 Stock Option and Restricted Share Plan (1995 Plan), a 2001 Equity Incentive Plan (2001 Plan) and a 2005 Stock Option and Restricted Share Plan (2005 Plan) (collectively, the “Plans”).

The following table lists the balances available by Plan at June 30, 2010:

	1995 Plan	2001 Plan	2005 Plan	Combined
Number of shares authorized	4,500,000	500,000	12,850,000	17,850,000
Number of options granted since inception	(6,997,515)	(1,255,472)	(7,441,646)	(15,694,633)
Number of options cancelled since inception	3,071,152	821,302	555,456	4,447,910
Number of shares expired	(573,637)	(7,751)	(40,981)	(622,369)

Number of shares available for grant	—	58,079	5,922,829	5,980,908

The Company issued stock options in the first six-months of 2010. The weighted average fair value of each option grant was estimated at $6.56 per share using the Black-Scholes option-pricing model using the following assumptions:

Expected dividend yield	-
Range of risk free interest rate	2.57% - 3.39%
Weighted-average volatility	71.48%
Range of volatility	70.94% - 72.42%
Range of expected option life (in years)	5.50 - 6.25

ViroPharma Incorporated

Notes to the Unaudited Consolidated Financial Statements – (Continued)

The Company has 9,150,733 option grants outstanding at June 30, 2010 with exercise prices ranging from $0.99 per share to $38.70 per share and a weighted average remaining contractual life of 7.02 years. The following table lists the outstanding and exercisable option grants as of June 30, 2010:

	Number of options	Weighted average exercise price	Weighted average remaining contractual term (years)	Aggregate intrinsic value (in thousands)
Outstanding	9,150,733	$10.66	7.02	$20,493
Exercisable	4,889,346	$10.93	5.44	$14,283

As of June 30, 2010, there was $25.0 million of total unrecognized compensation cost related to unvested share-based payments (including share options) granted under the Plans. That cost is expected to be recognized over a weighted-average period of 2.75 years.

Employee Stock Purchase Plan

Under this plan, 27,604 shares were sold to employees during the first six months of 2010. During the year ended December 31, 2009, 69,806 shares were sold to employees. As of June 30, 2010 there are approximately 451,365 shares available for issuance under this plan.

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

Note 9. Income Tax Expense

Our income tax expense was $18.4 million and $5.6 million for the quarters ended June 30, 2010 and 2009, respectively and $32.3 million and $10.6 million for the six months ended June 30, 2010 and June 30, 2009, respectively. Our income tax expense includes federal, state and foreign income taxes at statutory rates and the effects of various permanent differences. Our income tax expense includes federal, state and foreign income taxes at statutory rates and the effects of various permanent differences. The income tax expense in the first six months of 2009 reflects the full impact of our gain on the repurchase of a portion of our senior convertible notes and our estimate of orphan drug credits for maribavir, which will be significantly reduced in 2010 from 2009 levels.

During the six months ended June 30, 2010, we had no material changes to our liability for uncertain tax positions. Our 2008 federal and various state income tax returns are currently under examination. We do not believe at this time that the results of these examinations will have a material impact on the financial statements.

Note 10. Comprehensive Income

The following table reconciles net income (loss) to comprehensive income (loss) for the three and six months ended June 30, 2010 and 2009:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2010	2009	2010	2009
Net income (loss)	$28,521	$16,052	$49,802	$(43,163)
Other comprehensive:
Unrealized gains on available for sale securities, net	26	—	4	—
Currency translation adjustments	916	24	(700)	209

Comprehensive income (loss)	$29,463	$16,076	$49,106	$(42,954)

The unrealized gains are reported net of federal and state income taxes.

ViroPharma Incorporated

Notes to the Unaudited Consolidated Financial Statements – (Continued)

Note 11. Earnings (Loss) per share

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2010	2009	2010	2009
Basic Earnings (Loss) Per Share
Net income (loss)	$28,521	$16,052	$49,802	$(43,163)
Common stock outstanding (weighted average)	77,825	77,406	77,666	77,406

Basic net income (loss) per share	$0.37	$0.21	$0.64	$(0.56)

Diluted Earnings (Loss) Per Share
Net income (loss)	$28,521	$16,052	$49,802	$(43,163)
Add interest expense on senior convertible notes, net of income tax	1,796	1,652	3,557	—

Diluted net income (loss)	$30,317	$17,704	$53,359	$(43,163)
Common stock outstanding (weighted average)	77,825	77,406	77,666	77,406
Add shares from senior convertible notes	10,864	10,864	10,864	—
Add “in-the-money” stock options	1,313	726	1,300	—

Common stock assuming conversion and stock option exercises	90,002	88,996	89,830	77,406

Diluted net income (loss) per share	$0.34	$0.20	$0.59	$(0.56)

The following common shares that are associated with stock options were excluded from the calculations as their effect would be anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2010	2009	2010	2009
“Out-of-the-money” stock options	5,554	5,721	5,516	5,591
Shares from senior convertible notes	—	—	—	10,864
“In-the-money” stock options	—	—	—	826

Shares from senior convertible notes and in-the-money stock options are included in the diluted earnings per share calculation above for the period ended June 30, 2010.

Note 12. Fair Value Measurement

Valuation Hierarchy - GAAP establishes a valuation hierarchy for disclosure of the inputs to valuation used to measure fair value. This hierarchy prioritizes the inputs into three broad levels as follows. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities. Level 2 inputs are quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument. Level 3 inputs are unobservable inputs based on our own assumptions used to measure assets and liabilities at fair value. A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement.

ViroPharma Incorporated

Notes to the Unaudited Consolidated Financial Statements – (Continued)

The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of June 30, 2010:

	Total Carrying Value at June 30, 2010	Fair Value Measurements at June 30, 2010 Using
(in thousands)		(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$352,458	$352,458	$—	$—
Short term investments	53,543	53,543	—	—

Total	$406,001	$406,001	$—	$—

Valuation Techniques - Cash and cash equivalents are measured at fair value using quoted market prices and are classified within Level 1 of the valuation hierarchy. There were no changes in valuation techniques during the six months ended June 30, 2010.

We believe that the fair values of our current assets and current liabilities approximate their reported carrying amounts.

Note 13. Acquisitions

On May 28, 2010 we acquired a 100% ownership interest in Auralis Limited, a UK based specialty pharmaceutical company for approximately $14.5 million in upfront consideration for the acquisition of the company and its existing pharmaceutical licenses and products. We have also agreed to pay an additional payment of £10 million Pounds Sterling (approximately $15.1 million based on the June 30, 2010 exchange rate) upon the first regulatory approval of a product in late stage development.

The acquisition provides us with the opportunity to accelerate our European commercial systems, which will be utilized in the commercial launch of Cinryze™ (C1 esterase inhibitor [human]) in Europe if approved, for future product launches and potential additional business development acquisitions. The acquisition also provides immediate revenue from sales of a marketed product in the UK and access to two late stage development products.

The results of Auralis’s operations have been included in the Condensed Consolidated Statement of Operations beginning June 1, 2010.

The following tables summarize the consideration transferred to acquire Auralis and the amounts of identified assets acquired and liabilities assumed at the acquisition date. This allocation of purchase price to assets acquired and liabilities assumed is preliminary and may change when final purchase price allocation is completed.

The purchase price was as follows:

(in thousands)
Cash	$14,514
Contingent Consideration	9,000

Total purchase price	$23,514

The total cost of the acquisition was allocated to Auralis’s assets acquired and liabilities assumed as follows:

(in thousands)
Assets acquired:
Cash	$1,362
Trade receivable	741
Inventory	1,623
Property, plant and equipment	23
Contract rights	11,600
IPR&D	10,500
Goodwill	5,851
Deferred tax assets	317

Total assets	$32,017

Liabilities assumed:
Trade and other payables	$519
Loan Payable	1,545
Deferred tax liabilities	6,439

Total liabilities	$8,503

Total purchase price	$23,514

ViroPharma Incorporated

Notes to the Unaudited Consolidated Financial Statements – (Continued)

The contingent consideration will be payable upon the first regulatory approval of a product in late stage development. The fair value of the contingent consideration recognized on the acquisition date was estimated by applying a discount rate based on an implied rate of return from the acquisition and applicable to the risk probability weighted asset cash flows and the expected approval date to the probability adjusted payment amount. This fair value is based on significant inputs not observable in the market, which are referred to in the guidance as Level 3 inputs. The contingent consideration is classified as a liability and is subject to the recognition of subsequent changes in fair value.

The fair value of the contract rights and IPR&D assets has been determined using an income approach based upon a discounted cash flow model. That measure is based on significant inputs not observable in the market, which are referred to in the guidance as Level 3 inputs. Key assumptions include (i) a discount rate of 17.5 percent applicable to the probability weighted cash flows, and (ii) probability adjusted levels of net income and cash flows based assumptions regarding contract renewals, development and market risks and, where applicable, approval dates.

The fair value of inventory represents net realizable value for finished goods less a normal profit on selling efforts. The fair value of the remaining assets and liabilities acquired are based on the price that would be received on the sale of the asset or the price paid to transfer the liability to a market participant and approximates it carrying value on the measurement date.

As a result of the transaction, we recognized $5.9 million of goodwill which is not deductible for tax purposes. The amounts of revenue and earnings of Auralis since the acquisition date and had the acquisition occurred on January 1, 2010 are immaterial to our consolidated results.

Note 14. Collaborations

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

Sanquin may conduct certain early stage research programs and we will provide to Sanquin €1,000,000 (approximately $1.2 million based on the June 30, 2010 exchange rate) per year for a period of five years to support such Early Stage Research Programs. We expense these payments as R&D expense when due. We have a right of first refusal to further develop and commercialize the subject matter of each such early stage research program worldwide (except for the excluded territory as fully described in our Form 10-K for the year ended December 31, 2009) subject to Sanquin’s and its research partners’ right to use any such intellectual property for their internal, non-commercial research purposes. Except for the early stage research programs, we will be solely responsible for conducting all clinical trials and other development activities necessary to support our efforts to obtain regulatory approval of Cinryze in additional territories as well as any future C1-INH derived products developed pursuant to the Rest of World Agreement, as fully described in our Form 10-K for the year ended December 31, 2009. Sanquin has the right to approve any such clinical trials and development activities through the Joint Steering Committee.

ViroPharma Incorporated

Notes to the Unaudited Consolidated Financial Statements – (Continued)

Note 15. Supplemental Cash Flow Information

	Six Months Ended June 30,
(in thousands)	2010	2009
Supplemental disclosure of non-cash transactions:
Employee share-based compensation	$5,408	$6,779
Unrealized gains on available for sale securities, net	4	—
Non-cash increase of intangible assets for Vancocin obligation to Lilly	3,236	4,013
Establishment of landlord allowance	—	32
Debt buy back deferred tax impact	—	308
Non-cash increase in contingent consideration	9,000	—
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$17,432	$1,895
Cash paid for interest	2,050	2,500
Cash received for stock option exercises	1,256	12
Cash received for employee stock purchase plan	158	164

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

Executive Summary

ViroPharma Incorporated and subsidiaries is a global biotechnology company dedicated to the development and commercialization of products that address serious diseases, with a focus on products used by physician specialists or in hospital settings. We intend to grow through sales of our marketed products through continued development of our product pipeline, expansion of sales into additional territories outside the United States and through potential acquisition or licensing of products or acquisition of companies. We expect future growth to be driven by sales of Cinryze, both domestically and internationally, and by our primary development programs, including C1 esterase inhibitor and a non-toxigenic strain of C. difficile (VP20621).

We market and sell Cinryze in the United States for routine prophylaxis against angioedema attacks in adolescent and adult patients with hereditary angioedema (HAE). Cinryze is a C1 esterase inhibitor therapy for routine prophylaxis against HAE, also known as C1 inhibitor (C1-INH) deficiency, a rare, severely debilitating, life-threatening genetic disorder. Cinryze was obtained in October 2008, when we completed our acquisition of Lev Pharmaceuticals, Inc. (Lev). In January 2010, we acquired expanded rights to commercialize Cinryze and future C1-INH derived products in certain European countries and other territories throughout the world as well as rights to develop future C1-INH derived products for additional indications. In March 2010, our Marketing Authorization Application (MAA) for Cinryze for acute treatment and prophylaxis against HAE was accepted by the European Medicines Agency (EMA). We intend to seek to commercialize Cinryze in Europe in 2011 in countries where we have distribution rights. We are currently evaluating our commercialization plans in additional territories. We also intend to conduct ViroPharma sponsored studies and investigator-initiated studies (IIS) to identify further therapeutic uses and potentially expand the labeled indication for Cinryze to include other C1 mediated diseases, such as Antibody-Mediated Rejection (AMR) and Delayed Graft Function (DGF). Additionally, we are currently undertaking studies on the viability of subcutaneous administration of Cinryze.

We also market and sell Vancocin HCl capsules, the oral capsule formulation of vancomycin hydrochloride, in the U.S. and its territories. Vancocin is a potent antibiotic approved by the U.S. Food and Drug Administration (FDA), to treat antibiotic-associated pseudomembranous colitis caused by Clostridium difficile infection (CDI), or C. difficile, and enterocolitis caused by Staphylococcus aureus, including methicillin-resistant strains.

Our product development portfolio is primarily focused on two programs, C1 esterase inhibitor [human] and VP20621. We are working on developing further therapeutic uses, potential additional indications in other C1 mediated diseases, and alternative modes of administration for C1 esterase inhibitor. We are also developing VP20621 for the treatment and prevention of CDI. On August 6, 2009 we announced that dosing had begun in the Phase 1 clinical trial for VP20621 to determine the safety and tolerability of VP20621 dosed orally as a single and as repeat escalating doses in healthy young and older adults. We have successfully completed our Phase 1 clinical trial and anticipate moving the compound into a Phase 2 clinical trial.

In addition to these programs, we have several other assets that we may make additional investments in from time to time. These investments will be limited and dependent on our assessment of the potential future commercial success of or benefit from the asset. These assets include maribavir for CMV and other compounds. For example, on May 28, 2010 we acquired Auralis Limited, a UK based specialty pharmaceutical company. The acquisition of Auralis provides us with the opportunity to accelerate our European commercial systems, for potential future product launches and additional business development acquisitions. The acquisition also provides immediate revenue from sales of Diamorphine (Diamorphine Hydrochloride BP Injection) for palliative care and acute pain relief in the UK.

We intend to continue to evaluate in-licensing or other opportunities to acquire products in development, or those that are currently on the market. We plan to seek products that treat serious or life threatening illnesses with a high unmet medical need, require limited commercial infrastructure to market, and which we believe will provide both top and bottom line growth over time.

Since March 31, 2010, we experienced the following:

Business Activities

Cinryze:

•	Shipped approximately 11,000 doses of Cinryze to SP/SD’s;

•	Initiated a Phase 2 study of subcutaneous administration of Cinryze;

•	Introduced parallel chromatography produced Cinryze into the trade for sale; and

•	Submitted the Cinryze industrial scale manufacturing Prior Approval Supplement (PAS) to FDA;

C. difficile infection (CDI):

•	Completed Phase 1 clinical trial; and

•	Vancocin scripts decreased 4.5% in the second quarter of 2010 as compared to the second quarter of 2009;

Financial Results

•	Increased net sales of Cinryze to $40.3 million from $25.6 million in the second quarter of 2009;

•	Net sales of Vancocin increased to $68.4 million from $56.3 million in the second quarter of 2009; and

•	Reported net income of $28.5 million in the second quarter of 2010;

Liquidity

•	Generated net cash from operations of $92.2 million for the six months ended June 30, 2010; and

•	Ended the second quarter of 2010 with working capital of $465.4 million, which includes cash and cash equivalents of $352.5 million.

Acquisitions

•

Acquisition of Auralis on May 28, 2010 for approximately $14.5 million in cash at closing with a conditional additional payment of £10 million Pounds Sterling (approximately $15.1 million based on the June 30, 2010 exchange rate) upon a potential future regulatory approval.

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

The FDA approved Cinryze for routine prophylaxis against angioedema attacks in adolescent and adult patients with hereditary angioedema on October 10, 2008. Cinryze became commercially available for routine prophylaxis against HAE in December 2008 and the commercial success of Cinryze will depend on several factors, including: the number of patients with HAE that may be treated with Cinryze; acceptance by physicians and patients of Cinryze as a safe and effective treatment; our ability to effectively market and distribute Cinryze in the United States; cost effectiveness of HAE treatment using Cinryze; relative convenience and ease of administration of Cinryze; potential advantages of Cinryze over alternative treatments; the timing of the approval of competitive products including another C1 esterase inhibitor for the acute treatment of HAE; the market acceptance of competing approved products such as Berinert; patients’ ability to obtain sufficient coverage or reimbursement by third-party payors; variations in dosing arising from physician preferences and patient compliance; sufficient supply and reasonable pricing of raw materials necessary to manufacture Cinryze; and manufacturing or supply interruptions and capacity which could impair our ability to acquire an adequate supply of Cinryze to meet demand for the product; and our ability to achieve expansion of manufacturing capabilities in the capacities and timeframes currently anticipated. In addition, our ability to develop life cycle management plans for Cinryze, including designing and commencing clinical studies for additional indications and pursuing regulatory approvals will impact our ability to generate future revenues from Cinryze.

In March 2010, President Obama signed into law the Patient Protection and Affordable Care Act (PPACA), which was amended by the Health Care and Education Reconciliation Act of 2010. The PPACA, as amended, is a sweeping measure intended to expand healthcare coverage within the United States, primarily through the imposition of health insurance mandates on employers and individuals and expansion of the Medicaid program. Several provisions of the new law, which have varying effective dates, will affect us. These include new requirements on private insurance companies that prohibit coverage denials because of a pre-existing condition; prohibit the application of annual and lifetime benefits limits on health insurance policies; and prohibit coverage rescissions (except for fraud) and health-based insurance rating. In addition, the PPACA, as amended, funds an interim high risk pool that states can draw on; following the expiration of this high risk pool funding, it provides for the creation of state-run “exchanges” that will allow people without employer-provided coverage, or who cannot afford their employer’s plan, to buy health insurance; and provides federal subsidies to those who cannot afford premiums. Collectively, these factors may increase the availability of reimbursement for patients seeking the products that ViroPharma commercializes. However, the Act, as amended, will likely increase certain of our costs as well. For example, an increase in the Medicaid rebate rate from 15.1% to 23.1% was effective as of January 1, 2010, and the volume of rebated drugs has been expanded to include beneficiaries in Medicaid managed care organizations, effective as of March 23, 2010. In 2011, the PPACA also imposes a manufacturer’s fee on the sale of branded Pharmaceuticals (excluding orphan drugs), expands the 340B drug discount program (excluding orphan drugs), and includes a 50% discount on brand name drugs for Medicare Part D participants in the coverage gap, or “doughnut hole”. Our evaluation of PPACA, as amended, will continue to enable us to determine not only the immediate effects on our business, but also the trends and changes that may be encouraged by the legislation that may potentially impact on our business over time.

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

The outcome of our clinical development programs is subject to considerable uncertainties. We cannot be certain that we will be successful in developing and ultimately commercializing any of our product candidates, that the FDA or other regulatory authorities will not require additional or unanticipated studies or clinical trial outcomes before granting regulatory approval, or that we will be successful in obtaining regulatory approval of any of our product candidates in the timeframes that we expect, or at all. For example, on February 9, 2009, we announced that our Phase 3 clinical trial evaluating maribavir used as prophylaxis in allogeneic stem cell, or bone marrow, transplant patients did not achieve its primary endpoints. We are developing a strategy for the maribavir program in light of the Phase 3 clinical trials results and evolving information.

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

Our actual results could differ materially from those results expressed in, or implied by, our expectations and assumption described in this Quarterly Report on Form 10-Q. The risks described in this report, our Form 10-Q for the Quarter ended June 30, 2010 are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. Please also see our discussion of the “Risk Factors” as described in our Form 10-K for the year ended December 31, 2009 in Item 1A, which describe other important matters relating to our business.

Results of Operations

Three and Six Months Ended June 30, 2010 and 2009

(in thousands, except per share data)	For the three months ended June 30,		For the six months ended June 30,
	2010	2009	2010	2009
Net product sales	$108,961	$81,873	$199,609	$142,063
Cost of sales (excluding amortization of product rights)	$13,641	$14,121	$27,598	$18,049
Operating income (loss)	$53,057	$24,249	$91,512	$(35,907)
Net income (loss)	$28,521	$16,052	$49,802	$(43,163)
Net income (loss) per share:
Basic	$0.37	$0.21	$0.64	$(0.56)
Diluted	$0.34	$0.20	$0.59	$(0.56)

The $53.1 million in operating income for the three month period ended June 30, 2010 increased $28.8 million as compared to the same period in 2009. This increase is primarily the result of increased net sales ($27.1 million), and a decrease in our research and development expense due to the wind-down of our CMV program ($3.2 million). The $91.5 million in operating income for the six months ended June 30, 2010 increased as compared to the same period in 2009. The primary drivers of this increase are the impairment of goodwill in the first quarter of 2009 ($65.1 million) for which no impairment occurred in 2010, increased net sales ($57.5 million), and a decrease in our research and development expense due to the wind-down of our CMV program ($13.2 million). These were offset from increased cost of sales ($9.5 million) due to the increase in Cinryze volume.

Revenues

Revenues consisted of the following:

	For the three months ended June 30,		For the six months ended June 30,
(in thousands)	2010	2009	2010	2009
Net product sales
Vancocin	$68,350	$56,302	$124,104	$109,836
Cinryze	40,332	25,571	75,226	32,227
Other	279	—	279	—

Total revenues	$108,961	$81,873	$199,609	$142,063

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

We sell Cinryze to specialty pharmacy/ specialty distributors (SP/SD’s) who then distribute to physicians, hospitals and patients, among others. During the second quarter of 2010 we continued to temporarily manage the rate at which additional patients were started on Cinryze to ensure that those already receiving Cinryze, and those new patients who start their routine prophylaxis will continue with a reliable uninterrupted supply of Cinryze. In the second quarter of 2010, we introduced parallel chromatography produced Cinryze into the trade which will increase our supply in the second half of 2010. Our team is still currently working with Sanquin to complete our industrial scale manufacturing process that is intended to significantly increase available supply in the future.

During the three and six months ended June 30, 2010, net sales of Vancocin increased 21.4% and 13.0%, respectively, compared to the same periods in 2009. The increase for the three and six months ended June 30, 2010 is primarily due to price increases during 2010, offset by lower sales volumes. Based upon data reported by IMS Health Incorporated, prescriptions during the three and six months ended June 30, 2010 decreased from the same period in 2009 period by 4.5% and 5.5%, respectively, which we believe is due to a decrease in the severity of the disease state and a suspected increase in compounding seen both in the hospital and long-term care marketplace. The units sold for the three and six months ended June 30, 2010 decreased by 4.3% and 5.6%, respectively, compared to the same period in 2009. Our net sales of Cinryze during the three and six months ended June 30, 2010 increased over the same periods in the prior year due to the increase in the number of patients receiving commercial drug. Our Vancocin and Cinryze net sales for the three and six months ended June 30, 2010 were not materially impacted by the PPACA.

Vancocin product sales are driven by demand fluctuations in trade inventories which could be at different levels from period to period. Cinryze product sales are influenced by prescriptions and the rate at which patients are placed on commercial drug. We receive inventory data from our three largest wholesalers through our fee for service agreements and our two SP/SD’s through service agreements. We do not independently verify this data. Based on this inventory data and our estimates, we believe that as of June 30, 2010, the wholesalers and SP/SD’s did not have excess channel inventory.

Cost of sales (excluding amortization of product rights)

Cost of sales decreased for the three months ended June 30, 2010 as compared to the prior year by $0.5 million due to the effect of the step up in inventory recorded in 2009 from our purchase of Lev ($5.0 million), partially offset from increased Cinryze volume. Cost of sales increased for the six months ended June 30, 2010 by $9.5 million as compared to the same period in the prior year due to the increase in Cinryze units sold, partially offset by the impact of the step-up on 2009 cost of sales related to the acquisition of Lev ($6.2 million). We have utilized all inventory that was recorded at fair value as part of the Lev purchase during 2009. Additionally, included in the cost of sales for the six months ended June 30, 2010 are expenses of $1.5 million related to non-refundable start up costs paid to our new plasma supplier. Vancocin and Cinryze cost of sales includes the cost of materials and distribution costs and excludes amortization of product rights.

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

Research and development expenses

For each of our research and development programs, we incur both direct and indirect expenses. Direct expenses include third party costs related to these programs such as contract research, consulting, cost sharing payments or receipts, and preclinical and development costs. Indirect expenses include personnel, facility, stock compensation and other overhead costs. Due to advancements in our VP20621 preclinical program, and our Cinryze Phase 4 commitment and Phase 2 study in children, we expect costs in these programs to exceed current costs.

Research and development expenses were divided between our research and development programs in the following manner:

	For the three months ended June 30,		For the six months ended June 30,
(in thousands)	2010	2009	2010	2009
Direct – Core programs
Non-toxigenic strains of C. difficle (VP20621)	$1,659	$2,606	$3,893	$4,454
Cinryze & C1 esterase inhibitor	2,670	1,484	4,480	3,975
Vancocin	847	151	1,144	421
Direct – Other Assets
CMV & other	217	3,383	536	13,154
Indirect
Development	3,831	4,843	8,912	10,147

Total	$9,224	$12,467	$18,965	$32,151

Direct Expenses—Core Development Programs

The decrease in costs of VP20621 in the three and six months ended June 30, 2010 compared to the same periods in 2009 relates to timing associated with costs of our Phase 1 clinical trial.

Our costs associated with our Cinryze program increased during the three and six months ended June 30, 2010 compared to the same periods in 2009, as we incurred costs related to our Phase 4 clinical trial and the development of our life cycle program. In the prior year, we incurred costs related to our open label trials which closed on March 31, 2009 and preparation of our Phase 4 clinical trial.

Vancocin costs in the first six months of 2010 and 2009 related to additional research activities.

Direct Expenses—Other Assets

Our direct expenses related to our CMV program decreased in the three months and six month periods ended June 30, 2010 compared to 2009 as we wound down our stem cell and liver transplant studies in 2009. In February 2009, based upon preliminary analysis of the data, we announced that our Phase 3 trial evaluating maribavir used as prophylaxis in allogeneic stem cell, or bone marrow, transplant patients did not achieve its primary endpoints. In the primary analysis, there was no statistically significant difference between maribavir and placebo in reducing the rate of CMV disease. In addition, the study failed to meet its key secondary endpoints. We are continuing to analyze the study results. Additionally, we announced that our Phase 3 trial evaluating maribavir in liver transplant patients was discontinued and that all patients on study drug were moved to current standard of care. This decision was made based on the results of the Phase 3 study of maribavir in stem cell transplant patients, and the recommendation from our independent Data Monitoring Committee who considered the rate of viremia in both arms of the study. During 2009 we continued enrollment in our solid organ (liver) study through February 2009, conducted follow-up visits necessary to complete both our Phase 3 studies following receipt of the results of our stem cell transplant study and continued to evaluate the results of our Phase 3 programs. We continue to evaluate any potential alternative development strategies for maribavir.

Anticipated fluctuations in future direct expenses are discussed under “Liquidity – Development Programs.”

Indirect Expenses

These costs primarily relate to the compensation of and overhead attributable to our development team. During the second half of 2009, our development team shifted its focus from our CMV program to our Cinryze and VP20621 programs.

Selling, general and administrative expenses

Selling, general and administrative expenses (SG&A) increased for the three months ended June 30, 2010 by $1.8 million due to increases in compensation expense ($0.7 million) and marketing activities ($0.6 million), offset by lower medical education costs ($0.6 million). For the six months ended June 30, 2010, SG&A decreased $1.7 million compared to the same period in 2009. The decrease for the six month period was driven by decreased compensation expense ($0.9 million) and decreased medical education expenses ($2.7 million), offset by increased marketing expenses ($1.1 million).

Included in SG&A are legal and consulting costs incurred related to our opposition to the attempt by the OGD regarding the conditions that must be met in order for a generic drug application to request a waiver of in-vivo bioequivalence testing for copies of Vancocin, which were $2.9 million and $2.6 million for the first half of 2010 and 2009, respectively. We anticipate that these additional legal and consulting costs will continue at the current level, or possibly higher, in future periods as we continue this opposition. We anticipate continued increased spending in selling, general and administrative expenses in future periods as we continue the commercial launch of Cinryze.

Intangible amortization and acquisition of technology rights

Intangible amortization is the result of the amortization of Vancocin product rights, Cinryze product rights and Auralis contract rights which were acquired in May 2010. Additionally, as described in our agreement with Lilly, to the extent that we incur an obligation to Lilly for additional payments on Vancocin sales, we have contingent consideration. We record the obligation as an adjustment to the carrying amount of the related intangible asset and a cumulative adjustment to the intangible amortization upon achievement of the related sales milestones. Contingent consideration and Lilly related additional payments are more fully described in Note 4 of the Unaudited Consolidated Financial Statements.

Intangible amortization for the three and six months ended June 30, 2010 were $7.6 million and $15.2 million, respectively, as compared to $7.4 million and $14.7 million, respectively in 2009.

On an ongoing periodic basis, we evaluate the useful life of our intangible assets and determine if any economic, governmental or regulatory event has modified their estimated useful lives. This evaluation did not result in a change in the life of the intangible assets during the quarter ended June 30, 2010. We will continue to monitor the actions of the FDA and OGD surrounding the bioequivalence recommendation for Vancocin and consider the effects of our opposition efforts, the announcements by generic competitors or other adverse events for additional impairment indicators. We will reevaluate the expected cash flows and fair value of our Vancocin-related assets, as well as estimated useful lives, at such time.

Impairment losses

During the first quarter of 2009, the market capitalization of ViroPharma fell below the carrying value of ViroPharma’s net assets due to the announcements surrounding our maribavir development program. This situation required us to test for impairment of our goodwill and other intangible assets which lead to a goodwill impairment charge of $65.1 million.

Other Income (Expense)

Interest Income

Interest income for three and six months ended June 30, 2010 was $0.1 million and $0.1 million, respectively, as compared to $0.1 million and $0.3 million, in the respective periods in 2009. Interest income for both periods in 2010 as compared to 2009 decreased due to lower interest rates.

Interest Expense

	For the three months ended June 30,		For the six months ended June 30,
(in thousands)	2010	2009	2010	2009
Interest expense on 2% senior convertible notes	$1,025	$998	$2,050	$2,248
Amortization of debt discount	1,780	1,582	3,497	3,520
Amortization of finance costs	97	97	194	218

Total interest expense	$2,902	$2,677	$5,741	$5,986

Interest expense and amortization of finance costs in 2010 and 2009 relates entirely to the senior convertible notes issued on March 26, 2007, as described in Note 7 to the Unaudited Consolidated Financial Statements.

Other expense, net

Our other expense, net includes foreign exchange losses and the rental income attributable to our previous corporate headquarters.

Income Tax Expense

Our income tax expense was $18.4 million and $5.6 million for the three months ended June 30, 2010 and 2009, respectively, and $32.3 million and $10.6 million for the six months ended June 30, 2010 and 2009, respectively. The increase in the 2010 expense as compared to 2009 is primarily due to the increase in taxable income from 2009. In addition, our estimate of orphan drug credits for maribavir was significantly reduced in 2010 from 2009 levels. Our income tax expense includes federal, state and foreign income taxes at statutory rates and the effects of various permanent differences.

Our 2008 federal and various state income tax returns are currently under examination. We do not believe at this time that the results of these examinations will have a material impact on the financial statements.

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

Our ability to generate positive cash flow is also impacted by the timing of anticipated events in our Cinryze and VP20621 development programs, including the timing of our expansion as we intend to seek to commercialize Cinryze in Europe and certain other countries, the scope of the clinical trials required by regulatory authorities, results from clinical trials, the results of our product development efforts, and variations from our estimate of future direct and indirect expenses.

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

While we anticipate that cash flows from Cinryze and Vancocin, as well as our current cash, cash equivalents and short-term investments, will allow us to fund substantially all of our ongoing development and operating costs, as well as the interest payments on our senior convertible notes, we may need additional financing in order to expand our product portfolio. At June 30, 2010, we had cash, cash equivalents and short-term investments of $406.0 million. At June 30, 2010, the annualized weighted average nominal interest rate on our short-term investments was 0.4% and the weighted average length to maturity was 9.0 months.

Overall Cash Flows

During the six months ended June 30, 2010, we generated $92.2 million of net cash from operating activities, primarily from our net income plus non-cash items and the change in accounts payable. We used $71.8 million of cash from investing activities mainly in the purchase of short-term investments, as well as in the purchase of Auralis and Vancocin assets and our net cash provided by financing activities for the six months ended June 30, 2010 was $1.1 million which relates to stock option exercises. For the prior year period ended June 30, 2009, we were provided with $15.9 million of net cash from operating activities, primarily from our net loss offset for non-cash items such as our goodwill impairment and depreciation and amortization expense, and our changes in working capital, specifically increases in accounts receivable, inventory and accrued expenses and other current liabilities. We used $4.0 million of cash from investing activities and our net cash used in financing activities for the quarter ended June 30, 2009 was $20.7 million, mainly in the repurchase of a portion of our senior convertibles notes.

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

Core Development Programs

Cinryze—We acquired Cinryze in October 2008 and through June 30, 2010 have spent approximately $16.0 million in direct research and development costs related to Cinryze since acquisition. During the remainder of 2010, we continue to expect research and development costs related to Cinryze as we complete our Phase 4 commitment and initiate our Phase 2 study to evaluate Cinryze for treatment of acute HAE in children. Additionally, we will incur costs related to evaluating additional indications, formulations and territories as we develop our life cycle program related to Cinryze. We are solely responsible for the costs of Cinryze development.

VP20621—We acquired VP20621 in February 2006 and through June 30, 2010 have spent approximately $20.1 million in direct research and development costs. During the remainder of 2010, we expect our research and development activities related to VP20621 to increase as we continue our development program.

Vancocin—We acquired Vancocin in November 2004 and through June 30, 2010 have spent approximately $2.8 million in direct research and development costs related to Vancocin activities since acquisition.

Other Assets

CMV program & other assets—During the remainder of 2010, we do not anticipate that our CMV program will be a development program as we determine whether there are any potential alternative uses for maribavir. We will continue to perform program wind down related activities and we expect the expenses associated with these activities to be minimal. We will continue to incur costs associated with our other development assets for direct research and development costs for medicinal products which will address unmet medical needs. These costs include funding of Sanquin’s early stage research programs as described in Note 14 of the Unaudited Consolidated Financial Statements.

Business development activities

On May 28, 2010 we acquired a 100% ownership interest in Auralis Limited, a UK based specialty pharmaceutical company for approximately $14.5 million in upfront consideration for the acquisition of the company and its existing pharmaceutical licenses and products. We have also agreed to pay an additional payment of £10 million Pounds Sterling (approximately $15.1 million based on the June 30, 2010 exchange rate) upon the first regulatory approval of a product in late stage development.

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

As of June 30, 2010, the Company has accrued $1.2 million in interest payable to holders of the senior convertible notes. Debt issuance costs of $4.8 million have been capitalized and are being amortized over the term of the senior convertible notes, with the balance to be amortized as of June 30, 2010 being $2.6 million.

The senior convertible notes are convertible into shares of our common stock at an initial conversion price of $18.87 per share. The senior convertible notes may only be converted: (i) anytime after December 15, 2016; (ii) during the five business-day period after any five consecutive trading day period (the “measurement period”) in which the price per note for each trading day of that measurement period was less than 98% of the product of the last reported sale price of our common stock and the conversion rate on each such day; (iii) during any calendar quarter (and only during such quarter) after the calendar quarter ending June 30, 2007, if the last reported sale price of our common stock for 20 or more trading days in a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter exceeds 130% of the applicable conversion price in effect on the last trading day of the immediately preceding calendar quarter; or (iv) upon the occurrence of specified corporate events. Upon conversion, holders of the senior convertible notes will receive shares of common stock, subject to ViroPharma’s option to irrevocably elect to settle all future conversions in cash up to the principal amount of the senior convertible notes, and shares for any excess. We can irrevocably elect this option at any time on or prior to the 35th scheduled trading day prior to the maturity date of the senior convertible notes. The senior convertible notes may be required to be repaid on the occurrence of certain fundamental changes, as defined in the senior convertible notes. As of June 30, 2010, the fair value of the principal of the $205.0 million convertible senior notes outstanding was approximately $177.0 million, based on the level 2 valuation hierarchy of the fair value measurements standard.

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

The purchased call options are expected to reduce the potential dilution upon conversion of the senior convertible notes in the event that the market value per share of our common stock at the time of exercise is greater than $18.87, which corresponds to the initial conversion price of the senior convertible notes, but less than $24.92 (the warrant exercise price). The warrant exercise price is 75.0% higher than the price per share of $14.24 of our stock price on the pricing date. If the market price per share of our common stock at the time of conversion of any senior convertible notes is above the strike price of the purchased call options ($18.87), the purchased call options will entitle us to receive from the counterparties in the aggregate the same number of shares of our common stock as we would be required to issue to the holder of the converted senior convertible notes. Additionally, if the market price of our common stock at the time of exercise of the sold warrants exceeds the strike price of the sold warrants ($24.92), we will owe the counterparties an aggregate of approximately 13.25 million shares of our common stock. If we have insufficient shares of common stock available for settlement of the warrants, we may issue shares of a newly created series of preferred stock in lieu of our obligation to deliver common stock. Any such preferred stock would be convertible into 10% more shares of our common stock than the amount of common stock we would otherwise have been obligated to deliver under the warrants. We are entitled to receive approximately 10.87 million shares of its common stock at $18.87 from the call option holders and if the market price of our common stock at the time of exercise of the sold warrants exceeds the strike price of the sold warrants ($24.92), will owe the counterparties an aggregate of approximately 10.87 million shares of our common stock.

The purchased call options and sold warrants are separate transactions entered into by us with the counterparties, are not part of the terms of the senior convertible notes, and will not affect the holders’ rights under the senior convertible notes. Holders of the senior convertible notes will not have any rights with respect to the purchased call options or the sold warrants. The purchased call options and sold warrants meet the definition of derivatives. These instruments have been determined to be indexed to our own stock and have been recorded in stockholders’ equity in our unaudited Condensed Consolidated Balance Sheets. As long as the instruments are classified in stockholders’ equity they are not subject to the mark to market requirements of US GAAP.

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

Our summary of significant accounting policies is described in Note 2 to our Consolidated Financial Statements contained in our Annual Report on Form 10-K for the year ended December 31, 2009. However, we consider the following policies and estimates to be the most critical in understanding the more complex judgments that are involved in preparing our consolidated financial statements and that could impact our results of operations, financial position, and cash flows:

•

Product Sales—Our net sales consist of revenue from sales of our products, Vancocin, Cinryze and Diamorphine, less estimates for chargebacks, rebates, distribution service fees, returns and losses. We recognize revenue for product sales when title and risk of loss has passed to the customer, which is typically upon delivery to the customer, when estimated provisions for chargebacks, rebates, distribution service fees, returns and losses are reasonably determinable, and when collectability is reasonably assured. Revenue from the launch of a new or significantly unique product may be deferred until estimates can be made for chargebacks, rebates and losses and all of the above conditions are met and when the product has achieved market acceptance, which is typically based on dispensed prescription data and other information obtained during the period following launch.

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

•

Impairment of Goodwill—We reviewed the carrying value of goodwill, to determine whether impairment may exist. Based on accounting standards, it is required that goodwill be assessed annually for impairment using fair value measurement techniques, unless a triggering event occurs between annual assessments which would then require an assessment at the end of the quarter in which a triggering event occurred.

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

Businesses acquired subsequent to January 1, 2009 will be accounted for in accordance with the new accounting standards regarding business combinations. Under the new standards, the total purchase price will be allocated to the net tangible assets, identifiable intangible assets based on their fair values as of the date of the acquisition and the fair value of any contingent consideration. Changes in the fair value of contingent consideration will be expensed in the period in which the change in fair value occurs. Additionally, acquired IPR&D projects will initially be capitalized and considered indefinite-lived assets subject to annual impairment reviews or more often upon the occurrence of certain events. For those compounds that reach commercialization, the assets are amortized over the expected useful lives.

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

Recently Issued Accounting Pronouncements

In October 2009, the FASB issued ASU No. 2009-13, Multiple-Deliverable Revenue Arrangements, or ASU 2009-13. ASU 2009-13, amends existing revenue recognition accounting pronouncements that are currently within the scope of FASB ASC Topic 605. This consensus provides accounting principles and application guidance on how the arrangement should be separated, and the consideration allocated. This guidance changes how to determine the fair value of undelivered products and services for separate revenue recognition. Allocation of consideration is now based on management’s estimate of the selling price for an undelivered item where there is no other means to determine the fair value of that undelivered item. This new approach is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. We are currently evaluating the guidance to determine the impact on the Company’s results of operations, cash flows, and financial position.

In March 2010, the FASB ratified EITF Issue No. 08-9, Milestone Method of Revenue Recognition and as a result of this ratification the FASB issued ASU 2010-17 in April 2010, which states that the milestone method is a valid application of the proportional performance model for revenue recognition if the milestones are substantive and there is substantive uncertainty about whether the milestones will be achieved. The Task Force agreed that whether a milestone is substantive is a judgment that should be made at the inception of the arrangement. To meet the definition of a substantive milestone, the consideration earned by achieving the milestone (1) would have to be commensurate with either the level of effort required to achieve the milestone or the enhancement in the value of the item delivered, (2) would have to relate solely to past performance, and (3) should be reasonable relative to all deliverables and payment terms in the arrangement. No bifurcation of an individual milestone is allowed and there can be more than one milestone in an arrangement. The new guidance is effective for interim and annual periods beginning on or after June 15, 2010. We are currently evaluating the guidance to determine the impact on the Company’s results of operations, cash flows, and financial position.

Contractual Obligations

We have purchase obligations related to the supply and manufacturing of Cinryze. We have committed to purchase a minimum number of liters of plasma per year through 2015 from our suppliers. Additionally, we are required to purchase a minimum number of units from our third party toll manufacturer. The total minimum purchase commitments for these arrangements as of June 30, 2010 are approximately $410.4 million. See Note 17 in our Form 10-K for the year ended December 31, 2009 for further information.

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk

Our holdings of financial instruments are primarily comprised of money market funds holding only U.S. government securities. All such instruments are classified as securities available for sale. Our debt security portfolio represents funds held temporarily pending use in our business and operations. We manage these funds accordingly. Our primary investment objective is the preservation of principal, while at the same time optimizing the generation of investment income. We seek reasonable assuredness of the safety of principal and market liquidity by investing in cash equivalents (such as Treasury bills and money market funds) and fixed income securities (such as U.S. government and agency securities, municipal securities, taxable municipals, and corporate notes) while at the same time seeking to achieve a favorable rate of return. Our market risk exposure consists principally of exposure to changes in interest rates. Our holdings are also exposed to the risks of changes in the credit quality of issuers. Historically, we have typically invested in financial instruments with maturities of less than one year. The carrying amount, which approximates fair value based on the level 1 valuation hierarchy of the fair value measurement standard, and the annualized weighted average nominal interest rate of our investment portfolio at June 30, 2010, was approximately $53.5 million and 0.4%, respectively. The weighted average length to maturity was 9.0 months. A one percent change in the interest rate would have resulted in a $0.1 million impact to interest income for the quarter ended June 30, 2010.

At June 30, 2010, we had principal outstanding of $205.0 million of our senior convertible notes. The senior convertible notes bear interest at a rate of 2% per annum, payable semi-annually in arrears on March 15 and September 15 of each year commencing on September 15, 2007. The senior convertible notes are convertible into shares of the Company’s common stock at an initial conversion price of $18.87 per share. The senior convertible notes may only be converted: (i) anytime after December 15, 2016; (ii) during the five business-day period after any five consecutive trading day period (the “measurement period”) in which the price per note for each trading day of that measurement period was less than 98% of the product of the last reported sale price of our common stock and the conversion rate on each such day; (iii) during any calendar quarter (and only during such quarter) after the calendar quarter ending June 30, 2007, if the last reported sale price of our common stock for 20 or more trading days in a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter exceeds 130% of the applicable conversion price in effect on the last trading day of the immediately preceding calendar quarter; or (iv) upon the occurrence of specified corporate events. Upon conversion, holders of the senior convertible notes will receive shares of common stock, subject to ViroPharma’s option to irrevocably elect to settle all future conversions in cash up to the principal amount of the senior convertible notes, and shares for any excess. We can irrevocably elect this option at any time on or prior to the 35th scheduled trading day prior to the maturity date of the senior convertible notes. The senior convertible notes may be required to be repaid on the occurrence of certain fundamental changes, as defined in the senior convertible notes. As of June 30, 2010, the fair value of the principal of the $205.0 million convertible senior notes outstanding was approximately $177.0 million, based on the level 2 valuation hierarchy of the fair value measurements standard.

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

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer, or CEO, and our Chief Financial Officer, or CFO, of the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of June 30, 2010. Based on that evaluation, our management, including our CEO and CFO, concluded that as of June 30, 2010 our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to the Company’s management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the second quarter of 2010 there were no significant changes in our internal control over financial reporting identified in connection with the evaluation of such controls that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

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

We are engaged in clinical trials and have employees located in Europe, have established manufacturing relationships, are marketing a product and are seeking approval to market Cinryze and other products in Europe. We have also established our own commercial sales and marketing personnel in Europe and plan to increase the number of personnel in certain European countries. In the future, we may enter into distribution arrangements with third parties to market our products and product candidates in countries outside of the United States and Europe. Consequently, we are, and will continue to be, subject to risks related to operating in foreign countries. Risks associated with conducting operations in foreign countries include:

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

In Europe, we market a product and are developing a product candidate that both contain active ingredients that are controlled substances, and are therefore subject to additional regulation by European regulatory authorities relating to the procurement, manufacture, labeling, packaging, security controls, shipment, sale and use of these products. In addition, incidents of product misuse, product diversion or theft may occur with products containing controlled substances. These and other risks associated with our international operations may materially adversely affect our ability to attain or maintain profitable operations.

Item 5.	Other Information.

We licensed the U.S. and Canadian rights for a further product development candidate, an intranasal formulation of pleconaril, to Schering Plough Corporation, now part of Merck & Co., Inc. for the treatment of picornavirus infections. In connection with the merger of Schering Plough and Merck, we have received from Merck a notice of termination of the license for pleconaril for the treatment of picornavirus infections.

ITEM 6.	Exhibits

10.1††	ViroPharma Incorporated Amended and Restated 2005 Employee Incentive Plan. (1)

31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

(1)	Field as Annex A to the Company’s Proxy Statement filed with the Commission on April 8, 2010.
*	Filed herewith
††	Compensation plans and arrangements for executives and others.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VIROPHARMA INCORPORATED

Date: July 28, 2010	By:	/s/ Vincent J. Milano
Vincent J. Milano President and Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Charles A. Rowland, Jr.
Charles A. Rowland, Jr. Vice President, Chief Financial Officer (Principal Financial Officer)

	By:	/s/ Richard S. Morris
Richard S. Morris Chief Accounting Officer and Controller (Principal Accounting Officer)