Form 10-Q/A
period 2010-03-31
VIROPHARMA INC
filed 2010-10-27
CIK 946840

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

Explanatory Note

ViroPharma Incorporated (the “Company”) is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2010 (the “Form 10-Q”) as an exhibit only filing in response to comments received from the Securities and Exchange Commission regarding a request for confidential treatment of certain portions of Exhibit 10.1 originally filed with the Form 10-Q. This Amendment No. 1 to Quarterly Report on Form 10-Q/A (this “Amendment”) is being filed solely to re-file Exhibit 10.1 and to amend and restate the Exhibit Index included in the Form 10-Q. In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by our principal executive officer and principal financial officer are filed as exhibits to this Amendment.

Except as described above, this Amendment does not reflect events occurring after the filing of the original Form 10-Q and no revisions are being made pursuant to this Amendment to the Company’s financial statements or any other disclosure contained in the Form 10-Q.

ITEM 6.	Exhibits

List of Exhibits:

10.1†*	Strategic Supply Agreement dated as of February 26, 2010, by and between ViroPharma Biologics, Inc., a wholly-owned subsidiary of ViroPharma Incorporated, and Biotest Pharmaceuticals Corporation.* †

10.2†	Amendment Number 2 to the Agreement for the Purchase and Sale of Blood Plasma dated as of February 5, 2010, by and between ViroPharma Biologics, Inc., a wholly owned subsidiary of ViroPharma Incorporated and DCI Management Group LLC (Incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2010, filed on April 28, 2010). †

31.1*	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2*	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

*	Filed herewith.
†	Portions of this exhibit were omitted and filed separately with the Secretary of the Commission pursuant to an application for confidential treatment filed with the Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VIROPHARMA INCORPORATED

Date: October 27, 2010	By:	/s/ VINCENT J. MILANO
Vincent J. Milano President and Chief Executive Officer (Principal Executive Officer)

	By:	/s/ CHARLES A. ROWLAND, JR.
Charles A. Rowland, Jr. Vice President, Chief Financial Officer (Principal Financial Officer)

	By:	/s/ RICHARD S. MORRIS
Richard S. Morris Chief Accounting Officer and Controller (Principal Accounting Officer)