Form 10-Q
period 2010-09-30
VIROPHARMA INC
filed 2010-10-27
CIK 946840

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

or

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

Number of shares outstanding of the issuer’s Common Stock, par value $.002 per share, as of October 22, 2010: 77,982,295 shares.

VIROPHARMA INCORPORATED

ViroPharma Incorporated

Condensed Consolidated Balance Sheets

(unaudited)

(in thousands, except share and per share data)	September 30, 2010	December 31, 2009
Assets
Current assets:
Cash and cash equivalents	$383,961	$331,672
Short-term investments	64,483	—
Accounts receivable, net	54,016	41,243
Inventory	47,506	41,582
Prepaid expenses and other current assets	11,821	9,546
Prepaid income taxes	634	2,256
Deferred income taxes	13,444	20,065

Total current assets	575,865	446,364
Intangible assets, net	627,298	618,510
Property, equipment and building improvements, net	11,192	10,508
Goodwill	6,364	—
Debt issuance costs, net	2,494	2,784
Other assets	10,703	6,285

Total assets	$1,233,916	$1,084,451

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$9,606	$5,866
Accrued expenses and other current liabilities	44,070	33,354
Income taxes payable	10,362	769

Total current liabilities	64,038	39,989
Other non-current liabilities	2,590	2,958
Contingent consideration	10,344	—
Deferred tax liability, net	163,615	152,503
Long-term debt	143,896	138,614

Total liabilities	384,483	334,064

Stockholders’ equity:
Preferred stock, par value $0.001 per share. 5,000,000 shares authorized; Series A convertible participating preferred stock; no shares issued and outstanding	—	—

Common stock, par value $0.002 per share. 175,000,000 shares authorized; issued and outstanding 77,969,042 shares at September 30, 2010 and 77,442,716 shares at December 31, 2009	157	156

Additional paid-in capital	712,711	701,063
Accumulated other comprehensive income	170	914
Retained earnings	136,395	48,254

Total stockholders’ equity	849,433	750,387

Total liabilities and stockholders’ equity	$1,233,916	$1,084,451

See accompanying notes to unaudited consolidated financial statements.

ViroPharma Incorporated

Consolidated Statements of Operations

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2010	2009	2010	2009
Revenues:

Net product sales	$117,781	$80,551	$317,389	$222,614

Costs and Expenses:
Cost of sales (excluding amortization of product rights)	15,755	10,216	43,354	28,266
Research and development	10,188	11,006	29,153	43,158
Selling, general and administrative	24,991	20,153	71,333	68,140
Intangible amortization	7,079	6,751	22,273	21,432
Goodwill impairment	—	—	—	65,099
Other operating expenses	532	—	532	—

Total costs and expenses	58,545	48,126	166,645	226,095

Operating income (loss)	59,236	32,425	150,744	(3,481)

Other Income (Expense):

Interest income	113	65	232	315
Interest expense	(2,915)	(2,817)	(8,656)	(8,803)
Other income, net	5,138	—	1,336	—
Gain on long-term debt repurchase	—	—	—	9,079

Income (loss) before income tax expense	61,572	29,673	143,656	(2,890)

Income tax expense	23,233	9,601	55,515	20,201

Net income (loss)	$38,339	$20,072	$88,141	$(23,091)

Net income (loss) per share:
Basic	$0.49	$0.26	$1.13	$(0.30)
Diluted	$0.45	$0.24	$1.04	$(0.30)

Shares used in computing net income (loss) per share:
Basic	77,895	77,440	77,744	77,417
Diluted	90,081	89,179	89,911	77,417

See accompanying notes to unaudited consolidated financial statements.

ViroPharma Incorporated

Consolidated Statement of Stockholders’ Equity

(unaudited)

(in thousands)	Preferred Stock		Common Stock			Accumulated
	Number of shares	Amount	Number of shares	Amount	Additional paid-in capital	other comprehensive income (loss)	Retained Earnings	Total stockholders’ equity
Balance, December 31, 2009	—	$—	77,443	$156	$701,063	$914	$48,254	$750,387
Exercise of common stock options	—	—	462	1	1,850	—	—	1,851
Employee stock purchase plan	—	—	64	—	202	—	—	202
Share-based compensation	—	—	—	—	8,359	—	—	8,359
Unrealized gains on available for sale securities, net	—	—	—	—	—	31	—	31
Cumulative translation adjustment, net	—	—	—	—	—	(775)	—	(775)
Stock option tax benefits	—	—	—	—	1,237	—	—	1,237
Net income	—	—	—	—	—	—	88,141	88,141

Balance, September 30, 2010	—	$—	77,969	$157	$712,711	$170	$136,395	$849,433

See accompanying notes to unaudited consolidated financial statements.

ViroPharma Incorporated

Consolidated Statements of Cash Flows

(unaudited)

	Nine Months Ended September 30,
(in thousands)	2010	2009
Cash flows from operating activities:
Net income (loss)	$88,141	$(23,091)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Non-cash share-based compensation expense	8,359	9,379
Non-cash interest expense	5,573	5,486
Non-cash charge for contingent consideration	532	—
Gain on long-term debt repurchase	—	(9,079)
Non-cash goodwill impairment	—	65,099
Deferred tax provision	11,204	10,934
Depreciation and amortization expense	23,687	22,604
Other, net	(1,371)	457
Changes in assets and liabilities:
Accounts receivable	(12,105)	(23,314)
Inventory	(4,814)	(12,147)
Prepaid expenses and other current assets	(2,282)	(3,282)
Prepaid income taxes/income taxes payable	11,218	2,200
Other assets	(4,200)	1,966
Accounts payable	3,275	6,024
Due to partners	—	(1,086)
Accrued expenses and other current liabilities	10,577	(8,888)
Other non-current liabilities	(367)	(1,712)

Net cash provided by operating activities	137,427	41,550

Cash flows from investing activities:
Purchase of Auralis, net of cash acquired	(13,152)	—
Purchase of Vancocin assets	(7,000)	(7,000)
Purchase of property, equipment and building improvements	(2,082)	(1,308)
Purchase of short-term investments	(64,761)	—

Net cash used in investing activities	(86,995)	(8,308)

Cash flows from financing activities:
Termination of call spread options, net	—	274
Net proceeds from issuance of common stock	2,053	186
Excess tax benefits from share-based payment arrangements	1,237	—
Repayment of debt	(1,575)	(21,150)

Net cash provided by (used in) financing activities	1,715	(20,690)

Effect of exchange rate changes on cash	142	539

Net increase in cash and cash equivalents	52,289	13,091

Cash and cash equivalents at beginning of period	331,672	275,839

Cash and cash equivalents at end of period	$383,961	$288,930

See accompanying notes to unaudited consolidated financial statements.

ViroPharma Incorporated

Notes to the Unaudited Consolidated Financial Statements

Note 1. Organization and Business Activities

ViroPharma Incorporated and subsidiaries is a global biotechnology company dedicated to the development and commercialization of products that address serious diseases, with a focus on products used by physician specialists or in hospital settings. We intend to grow through sales of our marketed products, through continued development of our product pipeline, expansion of sales into additional territories outside the United States and through potential acquisition or licensing of products or acquisition of companies. We expect future growth to be driven by sales of Cinryze, both domestically and internationally, and by our primary development programs, including C1 esterase inhibitor and a non-toxigenic strain of C. difficile (VP20621).

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

Our product development portfolio is primarily focused on two programs, C1 esterase inhibitor [human] and VP20621. We are working on developing further therapeutic uses; potential additional indications in other C1 mediated diseases, and alternative modes of administration for C1 esterase inhibitor. We are also developing VP20621 for the treatment and prevention of CDI. On August 6, 2009 we announced that dosing had begun in the Phase 1 clinical trial for VP20621 to determine the safety and tolerability of VP20621 dosed orally as a single and as repeat escalating doses in healthy young and older adults. We have successfully completed our Phase 1 clinical trial and anticipate moving the compound into a Phase 2 clinical trial.

In addition to these programs, we have several other assets that we may make additional investments in. These investments will be limited and dependent on our assessment of the potential future commercial success of or benefits from the asset. These assets include maribavir for CMV and other compounds. On May 28, 2010 we acquired Auralis Limited, a UK based specialty pharmaceutical company. The acquisition of Auralis provides us with the opportunity to accelerate our European commercial systems for potential future product launches and additional business development acquisitions. The acquisition also provides immediate revenue from sales of Diamorphine (Diamorphine Hydrochloride BP Injection) for palliative care and acute pain relief in the United Kingdom.

Basis of Presentation

The consolidated financial information at September 30, 2010 and for the three and nine months ended September 30, 2010 and 2009, is unaudited but includes all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary to state fairly the consolidated financial information set forth therein in accordance with accounting principles generally accepted in the United States of America. The interim results are not necessarily indicative of results to be expected for the full fiscal year. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2009 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission. We have evaluated all subsequent events through the date the financial statements were issued.

Use of estimates

The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

ViroPharma Incorporated

Notes to the Unaudited Consolidated Financial Statements — (continued)

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

Note 2. Short-Term Investments

Short-term investments consist of fixed income and debt securities with remaining maturities of greater than three months at the date of purchase. At September 30, 2010, all of our fixed income securities were classified as available for sale investments and measured as level 1 instruments of the fair value measurements standard.

The following summarizes the Company’s available for sale investments at September 30, 2010:

(in thousands)	Cost	Gross unrealized gains	Gross unrealized losses	Fair value
September 30, 2010
Debt securities:
U.S. Treasury	$39,311	$28	$1	$39,338
Corporate bonds	25,122	24	1	25,145

	$64,433	$52	$2	$64,483

Maturities of investments were as follows:
Less than one year	59,434	52	1	59,485
Greater than one year	4,999	—	1	4,998

Total	$64,433	$52	$2	$64,483

Note 3. Inventory

Inventory is stated at the lower of cost or market using actual cost.

(in thousands)	September 30, 2010	December 31, 2009
Raw Materials	$29,577	$26,780
Work In Process	11,860	8,533
Finished Goods	6,069	6,269

Total	$47,506	$41,582

At September 30, 2010, approximately $2.8 million of WIP inventory is currently not available for commercial use as it represents product produced as part of our effort to receive FDA approval for a larger scale manufacturing line. On October 21, 2010, the FDA issued a complete response letter regarding the Cinryze industrial scale manufacturing expansion activities. The FDA has requested additional information related to observations from the pre-approval inspection and review of the technical processes. We are in the process of responding to the complete response letter. If FDA approval of the industrial scale process is not received with sufficient lead time prior to the final product expiration date the value of this inventory may not be recoverable as commercially saleable product.

ViroPharma Incorporated

Notes to the Unaudited Consolidated Financial Statements – (Continued)

Note 4. Intangible Assets

The following represents the balance of the intangible assets at September 30, 2010:

(in thousands)	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
Cinryze Product rights	$521,000	$40,504	$480,496
Vancocin Intangibles	161,099	38,019	123,080
Auralis Contract rights	12,635	350	12,285
Auralis IPR&D	11,437	—	11,437

Total	$706,171	$78,873	$627,298

The following represents the balance of the intangible assets at December 31, 2009:

(in thousands)	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
Cinryze Product rights	$521,000	$24,873	$496,127
Vancocin Intangibles	154,099	31,716	122,383

Total	$675,099	$56,589	$618,510

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

ViroPharma Incorporated

Notes to the Unaudited Consolidated Financial Statements – (Continued)

As of September 30, 2010, we have paid an aggregate of $44.1 million to Lilly in additional purchase price consideration, as our net sales of Vancocin surpassed the maximum obligation level of $65 million in 2005 through 2010. The $44.1 million paid to Lilly was based upon 35% of $20.0 million in 2010, $20 million in 2009 and 2008, 35% of $17 million in 2007, 35% of $19 million in 2006 and 50% of $21 million in 2005. The Company is obligated to pay Lilly additional amounts based on 35% of annual net sales between $45 and $65 million of Vancocin in 2011.

On May 28, 2010 we acquired Auralis Limited, a UK based specialty pharmaceutical company. With the acquisition of Auralis we have added one marketed product and several development assets to our portfolio. We recognized an intangible asset related to certain supply agreements for the marketed product and one of the development assets. Additionally, we have recognized in-process research and development (IPR&D) assets related to the development assets which are currently not approved. We determined that these assets meet the criterion for separate recognition as intangible assets and the fair value of these assets have been determined based upon discounted cash flow models. The supply agreements will be amortized over their useful life of 12 years. The IPR&D assets used in research and development activities are classified as indefinite-lived and will be subject to periodic impairment testing. The IPR&D assets will remain as indefinite-lived intangible assets until the projects are completed or abandoned. Upon completion of the projects, we will make a separate determination of the useful life of the asset and begin amortization. If a project is abandoned such amounts will be written off at that time.

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

Note 6. Property, Equipment and Building Improvements

During 2009, we reclassified property and a building that was previously held for sale to a held and use long term asset. This was due to our decision to lease our previous corporate headquarters and take the building off the market. In accordance with the applicable accounting pronouncements, we adjusted the carrying value of the building to fair value at the time of the reclassification and incurred a $3.4 million impairment to the building in the fourth quarter of 2009.

The useful life for the major categories of property and equipment are 30 years for the building, 3 to 5 years for computers and equipment and 15 years for building improvements.

Note 7. Long-Term Debt

Long-term debt as of September 30, 2010 and December 31, 2009 is summarized in the following table:

(in thousands)	September 30, 2010	December 31, 2009
Senior convertible notes	$143,896	$138,614
less: current portion	—	—

Total debt principal	$143,896	$138,614

As of September 30, 2010 senior convertible notes representing $205.0 million of principal debt are outstanding with a carrying value of $143.9 million.

ViroPharma Incorporated

Notes to the Unaudited Consolidated Financial Statements – (Continued)

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

As of September 30, 2010, the Company has accrued $0.2 million in interest payable to holders of the senior convertible notes. Debt issuance costs of $4.8 million have been capitalized and are being amortized over the term of the senior convertible notes, with the balance to be amortized as of September 30, 2010 being $2.5 million.

The senior convertible notes are convertible into shares of our common stock at an initial conversion price of $18.87 per share. The senior convertible notes may only be converted: (i) anytime after December 15, 2016; (ii) during the five business-day period after any five consecutive trading day period (the “measurement period”) in which the price per note for each trading day of that measurement period was less than 98% of the product of the last reported sale price of our common stock and the conversion rate on each such day; (iii) during any calendar quarter (and only during such quarter) after the calendar quarter ending June 30, 2007, if the last reported sale price of our common stock for 20 or more trading days in a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter exceeds 130% of the applicable conversion price in effect on the last trading day of the immediately preceding calendar quarter; or (iv) upon the occurrence of specified corporate events. Upon conversion, holders of the senior convertible notes will receive shares of common stock, subject to ViroPharma’s option to irrevocably elect to settle all future conversions in cash up to the principal amount of the senior convertible notes, and shares for any excess. We can irrevocably elect this option at any time on or prior to the 35th scheduled trading day prior to the maturity date of the senior convertible notes. The senior convertible notes may be required to be repaid on the occurrence of certain fundamental changes, as defined in the senior convertible notes. As of September 30, 2010, the fair value of the principal of the $205.0 million convertible senior notes outstanding was approximately $214.5 million, based on the level 2 valuation hierarchy of the fair value measurements standard.

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

ViroPharma Incorporated

Notes to the Unaudited Consolidated Financial Statements – (Continued)

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

Note 8. Share-based Compensation

We recorded share-based compensation expense as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2010	2009	2010	2009
Research and development	$866	$1,003	$2,504	$2,932
Selling, general and administrative	2,085	1,597	5,855	6,447

Total	$2,951	$2,600	$8,359	$9,379

Employee Stock Option Plans

We currently have three option plans in place: a 1995 Stock Option and Restricted Share Plan (1995 Plan), a 2001 Equity Incentive Plan (2001 Plan) and a 2005 Stock Option and Restricted Share Plan (2005 Plan) (collectively, the “Plans”).

The following table lists the balances available by Plan at September 30, 2010:

	1995 Plan	2001 Plan	2005 Plan	Combined
Number of shares authorized	4,500,000	500,000	12,850,000	17,850,000
Number of options granted since inception	(6,997,515)	(1,255,472)	(7,486,646)	(15,739,633)
Number of options cancelled since inception	3,352,652	822,932	588,727	4,764,311
Number of shares expired	(855,137)	(7,751)	(41,044)	(903,932)

Number of shares available for grant	—	59,709	5,911,037	5,970,746

The Company issued stock options in the first nine-months of 2010. The weighted average fair value of each option grant was estimated at $6.58 per share using the Black-Scholes option-pricing model using the following assumptions:

Expected dividend yield	—
Range of risk free interest rate	2.09% - 3.39%
Weighted-average volatility	71.47%
Range of volatility	70.56% - 72.42%
Range of expected option life (in years)	5.50 - 6.25

ViroPharma Incorporated

Notes to the Unaudited Consolidated Financial Statements – (Continued)

The Company has 8,771,906 option grants outstanding at September 30, 2010 with exercise prices ranging from $0.99 per share to $38.70 per share and a weighted average remaining contractual life of 7.02 years. The following table lists the outstanding and exercisable option grants as of September 30, 2010:

	Number of options	Weighted average exercise price	Weighted average remaining contractual term (years)	Aggregate intrinsic value (in thousands)
Outstanding	8,771,906	$10.39	7.02	$43,982
Exercisable	4,621,924	$10.39	5.53	$25,201

As of September 30, 2010, there was $22.2 million of total unrecognized compensation cost related to unvested share-based payments (including share options) granted under the Plans. That cost is expected to be recognized over a weighted-average period of 2.61 years.

Employee Stock Purchase Plan

Under this plan, 27,604 shares were sold to employees during the first nine months of 2010. During the year ended December 31, 2009, 69,806 shares were sold to employees. As of September 30, 2010 there are approximately 451,365 shares available for issuance under this plan.

Under this plan, there are two plan periods: January 1 through June 30 (Plan Period One) and July 1 through December 31 (Plan Period Two). For Plan Period One in 2010, the fair value of approximately $60,000 was estimated using the Type B model with a risk free interest rate of 0.20%, volatility of 54.9% and an expected option life of 0.5 years. This fair value is being amortized over the six month period ending June 30, 2010.

Note 9. Income Tax Expense

Our income tax expense was $23.2 million and $9.6 million for the quarters ended September 30, 2010 and 2009, respectively and $55.5 million and $20.2 million for the nine months ended September 30, 2010 and September 30, 2009, respectively. Our income tax expense includes federal, state and foreign income taxes at statutory rates and the effects of various permanent differences. The income tax expense in the first nine months of 2009 reflects the full impact of our gain on the repurchase of a portion of our senior convertible notes and our estimate of orphan drug credits for maribavir, which will be significantly reduced in 2010 from 2009 levels.

During the nine months ended September 30, 2010, we had no material changes to our liability for uncertain tax positions. Our 2008 federal and various state income tax returns are currently under examination. We do not believe at this time that the results of these examinations will have a material impact on the financial statements.

Note 10. Comprehensive Income

The following table reconciles net income (loss) to comprehensive income (loss) for the three and nine months ended September 30, 2010 and 2009:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2010	2009	2010	2009
Net income (loss)	$38,339	$20,072	$88,141	$(23,091)
Other comprehensive:
Unrealized gains on available for sale securities, net	27	—	31	—
Currency translation adjustments, net	(77)	1,888	(775)	2,097

Comprehensive income (loss)	$38,289	$21,960	$87,397	$(20,994)

ViroPharma Incorporated

Notes to the Unaudited Consolidated Financial Statements – (Continued)

The unrealized gains are reported net of federal and state income taxes.

Note 11. Earnings (Loss) per share

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2010	2009	2010	2009
Basic Earnings (Loss) Per Share
Net income (loss)	$38,339	$20,072	$88,141	$(23,091)
Common stock outstanding (weighted average)	77,895	77,440	77,744	77,417

Basic net income (loss) per share	$0.49	$0.26	$1.13	$(0.30)

Diluted Earnings (Loss) Per Share
Net income (loss)	$38,339	$20,072	$88,141	$(23,091)
Add interest expense on senior convertible notes, net of income tax	1,802	1,740	5,357	—

Diluted net income (loss)	$40,141	$21,812	$93,498	$(23,091)

Common stock outstanding (weighted average)	77,895	77,440	77,744	77,417
Add shares from senior convertible notes	10,864	10,864	10,864	—
Add “in-the-money” stock options	1,322	875	1,303	—

Common stock assuming conversion and stock option exercises	90,081	89,179	89,911	77,417

Diluted net income (loss) per share	$0.45	$0.24	$1.04	$(0.30)

The following common shares that are associated with stock options or the assumed conversion of convertible notes were excluded from the calculations as their effect would be anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2010	2009	2010	2009
“Out-of-the-money” stock options	5,827	5,857	5,685	5,752
Shares from senior convertible notes	—	—	—	11,589
“In-the-money” stock options	—	—	—	836

Shares from senior convertible notes and in-the-money stock options are included in the diluted earnings per share calculation above for the period ended September 30, 2010.

Note 12. Fair Value Measurement

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

ViroPharma Incorporated

Notes to the Unaudited Consolidated Financial Statements – (Continued)

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

The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of September 30, 2010:

		Fair Value Measurements at September 30, 2010
(in thousands)	Total Carrying Value at September 30, 2010	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$383,961	$383,961	$—	$—
Short term investments	64,483	64,483	—	—

Contingent consideration	(10,344)	—	—	(10,344)

Valuation Techniques—Cash and cash equivalents are measured at fair value using quoted market prices and are classified within Level 1 of the valuation hierarchy. There were no changes in valuation techniques during the nine months ended September 30, 2010.

The fair value of the Contingent consideration is measured using significant inputs not observable in the market, which are referred to in the guidance as Level 3 inputs. This fair value is estimated by applying a discount rate based on an implied rate of return from the acquisition to the risk probability weighted asset cash flows and the expected approval date to the probability adjusted payment amount. There were no changes in the valuation technique from the acquisition date. The contractual amount of contingent consideration related to the Auralis acquisition is £10.0 million (or approximately $15.8 million based on exchange rates at September 30 2010), see Note 13 Acquisitions. The fair value at acquisition was approximately £6.2 million or approximately $9.0 million. At September 30, 2010 the fair value is approximately £6.5 million or approximately $10.3 million. Of the total change in the carry amount approximately $0.5 million is attributable to the change in the fair value, reflected in Other operating expenses in the Consolidated Statement of Operations, with the balance attributable to the change in the GBP/$US exchange rate during the period.

We believe that the fair values of our current assets and current liabilities approximate their reported carrying amounts.

Note 13. Acquisitions

On May 28, 2010 we acquired a 100% ownership interest in Auralis Limited, a UK based specialty pharmaceutical company for approximately $14.5 million in upfront consideration for the acquisition of the company and its existing pharmaceutical licenses and products. We have also agreed to pay an additional payment of £10 million Pounds Sterling (approximately $15.8 million based on the September 30, 2010 exchange rate) upon the first regulatory approval of a product in late stage development.

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

The contingent consideration will be payable upon the first regulatory approval of a product in late stage development. The fair value of the contingent consideration recognized on the acquisition date was estimated by applying a discount rate based on an implied rate of return from the acquisition to the risk probability weighted asset cash flows and the expected approval date. This fair value is based on significant inputs not observable in the market, which are referred to in the guidance as Level 3 inputs. The contingent consideration is classified as a liability and is subject to the recognition of subsequent changes in fair value.

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

ViroPharma Incorporated

Notes to the Unaudited Consolidated Financial Statements – (Continued)

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

Sanquin may conduct certain early stage research programs and we will provide to Sanquin €1,000,000 (approximately $1.36 million based on the September 30, 2010 exchange rate) per year for a period of five years to support such Early Stage Research Programs. We expense these payments as R&D expense when due. We have a right of first refusal to further develop and commercialize the subject matter of each such early stage research program worldwide (except for the excluded territory as fully described in our Form 10-K for the year ended December 31, 2009) subject to Sanquin’s and its research partners’ right to use any such intellectual property for their internal, non-commercial research purposes. Except for the early stage research programs, we will be solely responsible for conducting all clinical trials and other development activities necessary to support our efforts to obtain regulatory approval of Cinryze in additional territories as well as any future C1-INH derived products developed pursuant to the Rest of World Agreement, as fully described in our Form 10-K for the year ended December 31, 2009. Sanquin has the right to approve any such clinical trials and development activities through the Joint Steering Committee.

Note 15. Supplemental Cash Flow Information

	Nine Months Ended September 30,
(in thousands)	2010	2009
Supplemental disclosure of non-cash transactions:
Employee share-based compensation	$8,359	$9,379
Unrealized gains on available for sale securities, net	31	—
Non-cash increase of intangible assets for Vancocin obligation to Lilly	7,000	7,000
Establishment of landlord allowance	—	104
Debt buy back deferred tax impact	—	308
Non-cash increase in contingent consideration	9,532	—
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$31,742	$7,856
Cash paid for interest	4,100	4,550
Cash received for stock option exercises	1,851	22
Cash received for employee stock purchase plan	271	164

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Summary

ViroPharma Incorporated and subsidiaries is a global biotechnology company dedicated to the development and commercialization of products that address serious diseases, with a focus on products used by physician specialists or in hospital settings. We intend to grow through sales of our marketed products, through continued development of our product pipeline, expansion of sales into additional territories outside the United States and through potential acquisition or licensing of products or acquisition of companies. We expect future growth to be driven by sales of Cinryze, both domestically and internationally, and by our primary development programs, including C1 esterase inhibitor and a non-toxigenic strain of C. difficile (VP20621).

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

In addition to these programs, we have several other assets that we may make additional investments in. These investments will be limited and dependent on our assessment of the potential future commercial success of or benefits from the asset. These assets include maribavir for CMV and other compounds. On May 28, 2010 we acquired Auralis Limited, a UK based specialty pharmaceutical company. The acquisition of Auralis provides us with the opportunity to accelerate our European commercial systems, for potential future product launches and additional business development acquisitions. The acquisition also provides immediate revenue from sales of Diamorphine (Diamorphine Hydrochloride BP Injection) for palliative care and acute pain relief in the United Kingdom.

We intend to continue to evaluate in-licensing or other opportunities to acquire products in development, or those that are currently on the market. We plan to seek products that treat serious or life threatening illnesses with a high unmet medical need, require limited commercial infrastructure to market, and which we believe will provide both top and bottom line growth over time.

Since June 30, 2010, we experienced the following:

Business Activities

Cinryze:

•	Shipped approximately 13,000 doses of Cinryze to SP/SD’s;

C. difficile infection (CDI):

•	Presented data from Phase 1 study of non-toxigenic C. difficile (VP20621) at the Interscience Conference on Antimicrobial Agents and Chemotherapy (ICAAC); and

•	Vancocin scripts decreased 7.3% in the third quarter of 2010 as compared to the third quarter of 2009;

Financial Results

•	Increased net sales of Cinryze to $49.1 million from $29.1 million in the third quarter of 2009;

•	Net sales of Vancocin increased to $67.6 million from $51.4 million in the third quarter of 2009; and

•	Reported net income of $38.3 million in the third quarter of 2010;

Liquidity

•	Generated net cash from operations of $137.4 million for the nine months ended September 30, 2010; and

•	Ended the third quarter of 2010 with working capital of $511.8 million, which includes cash and cash equivalents of $384.0 million.

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

The FDA approved Cinryze for routine prophylaxis against angioedema attacks in adolescent and adult patients with hereditary angioedema on October 10, 2008. Cinryze became commercially available for routine prophylaxis against HAE in December 2008 and the commercial success of Cinryze will depend on several factors, including: the number of patients with HAE that may be treated with Cinryze; acceptance by physicians and patients of Cinryze as a safe and effective treatment; our ability to effectively market and distribute Cinryze in the United States; cost effectiveness of HAE treatment using Cinryze; relative convenience and ease of administration of Cinryze; potential advantages of Cinryze over alternative treatments; the timing of the approval of competitive products including another C1 esterase inhibitor for the acute treatment of HAE; the market acceptance of competing approved products such as Berinert; patients’ ability to obtain sufficient coverage or reimbursement by third-party payors; variations in dosing arising from physician preferences and patient compliance; sufficient supply and reasonable pricing of raw materials necessary to manufacture Cinryze; manufacturing or supply interruptions and capacity which could impair our ability to acquire an adequate supply of Cinryze to meet demand for the product; and our ability to achieve expansion of manufacturing capabilities in the capacities and timeframes currently anticipated. In addition, our ability to develop life cycle management plans for Cinryze, including designing and commencing clinical studies for additional indications and pursuing regulatory approvals in additional indications or territories will impact our ability to generate future revenues from Cinryze.

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

In 2011, the PPACA also imposes a manufacturer’s fee on the sale of branded Pharmaceuticals (excluding orphan drugs) to specified government programs, expands the 340B drug discount program (excluding orphan drugs), and includes a 50% discount on brand name drugs for Medicare Part D participants in the coverage gap, or “doughnut hole”. Our evaluation of PPACA, as amended, will continue to enable us to determine not only the immediate effects on our business, but also the trends and changes that may be encouraged by the legislation that may potentially impact on our business over time.

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

Our actual results could differ materially from those results expressed in, or implied by, our expectations and assumption described in this Quarterly Report on Form 10-Q. The risks described in this report, our Form 10-Q for the Quarter ended September 30, 2010 are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. Please also see our discussion of the “Risk Factors” as described in our Form 10-K for the year ended December 31, 2009 in Item 1A, and our Form 10-Q for the period ended June 30, 2010 which describe other important matters relating to our business.

Results of Operations

Three and Nine Months Ended September 30, 2010 and 2009

(in thousands, except per share data)	For the three months ended September 30,		For the nine months ended September 30,
	2010	2009	2010	2009
Net product sales	$117,781	$80,551	$317,389	$222,614
Cost of sales (excluding amortization of product rights)	$15,755	$10,216	$43,354	$28,266
Operating income (loss)	$59,236	$32,425	$150,744	$(3,481)
Net income (loss)	$38,339	$20,072	$88,141	$(23,091)
Net income (loss) per share:
Basic	$0.49	$0.26	$1.13	$(0.30)
Diluted	$0.45	$0.24	$1.04	$(0.30)

The $59.2 million in operating income for the three month period ended September 30, 2010 increased $26.8 million as compared to the same period in 2009. This increase is primarily the result of increased net sales ($37.2 million), and a decrease in our research and development expense ($0.8 million) partly offset by increased cost of sales ($5.5 million) mainly related to increased Cinryze volume and increased selling, general and administrative expenses ($4.8 million) related to compensation and marketing expenses. The $150.7 million in operating income for the nine months ended September 30, 2010 increased $154.2 million as compared to the same period in 2009. The primary drivers of this increase are the impairment of goodwill in the first quarter of 2009 ($65.1 million) for which no impairment occurred in 2010, increased net sales ($94.8 million), and a decrease in our research and development expense ($14.0 million) primarily due to the wind-down of our CMV program. These were partly offset from increased cost of sales ($15.1 million) due to the increase in Cinryze volume and a $3.2 million increase in selling, general and administrative expense.

Revenues

Revenues consisted of the following:

(in thousands)	For the three months ended September 30,		For the nine months ended September 30,
	2010	2009	2010	2009
Net product sales
Vancocin	$67,644	$51,441	$191,748	$161,277
Cinryze	49,059	29,110	124,285	61,337
Other	1,078	—	1,356	—

Total revenues	$117,781	$80,551	$317,389	$222,614

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

We sell Cinryze to specialty pharmacy/ specialty distributors (SP/SD’s) who then distribute to physicians, hospitals and patients, among others. In the second quarter of 2010, we introduced parallel chromatography produced Cinryze into the trade which increased our supply that we were able to start new patients on Cinryze as needed without undue concern of any disruption of the availability of Cinryze to those already receiving it. Our team is still currently working with Sanquin to complete our industrial scale manufacturing process that is intended to significantly increase available supply in the future and had submitted a Prior Approval Supplement (PAS) to the FDA in the second quarter of 2010. On October 21, 2010, the FDA issued a complete response letter regarding the Cinryze industrial scale manufacturing expansion activities. The FDA has requested additional information related to observations from the pre-approval inspection and review of the technical processes. We are in the process of responding to the complete response letter.

During the three and nine months ended September 30, 2010, net sales of Vancocin increased 31.5% and 18.9%, respectively, compared to the same periods in 2009. The increase for the three and nine months ended September 30, 2010 is primarily due to price increases during 2010, offset by lower sales volumes. Based upon data reported by IMS Health Incorporated, prescriptions during the three and nine months ended September 30, 2010 decreased from the same period in 2009 period by 7.3% and 6.0%, respectively, which we believe is due to a decrease in the severity of the disease state and a suspected increase in compounding seen both in the hospital and long-term care marketplace. The units sold for the three and nine months ended September 30, 2010 decreased by 3.1% and 3.4%, respectively, compared to the same period in 2009. Our net sales of Cinryze during the three and nine months ended September 30, 2010 increased over the same periods in the prior year due to the increase in the number of patients receiving commercial drug. Our Vancocin and Cinryze net sales for the three and nine months ended September 30, 2010 were not materially impacted by the PPACA.

Vancocin product sales are driven by demand fluctuations in trade inventories which could be at different levels from period to period. Cinryze product sales are influenced by prescriptions and the rate at which patients are placed on commercial drug. We receive inventory data from our three largest wholesalers through our fee for service agreements and our two SP/SD’s through service agreements. We do not independently verify this data. Based on this inventory data and our estimates, we believe that as of September 30, 2010, the wholesalers and SP/SD’s did not have excess channel inventory.

Cost of sales (excluding amortization of product rights)

Cost of sales increased for the three months ended September 30, 2010 as compared to the prior year by $5.5 million due to the increased Cinryze volume. Cost of sales increased for the nine months ended September 30, 2010 by $15.1 million as compared to the same period in the prior year due to the increase in Cinryze units sold, partially offset by the impact of the step-up on 2009 cost of sales related to the acquisition of Lev ($6.9 million). We utilized all the inventory that was recorded at fair value as part of the Lev purchase during 2009. Additionally, included in the cost of sales for the nine months ended September 30, 2010 are expenses of $1.5 million related to non-refundable start up costs paid to a new plasma supplier. Vancocin and Cinryze cost of sales includes the cost of materials and distribution costs and excludes amortization of product rights.

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

Research and development expenses

For each of our research and development programs, we incur both direct and indirect expenses. Direct expenses include third party costs related to these programs such as contract research, consulting, cost sharing payments or receipts, and preclinical and development costs. Indirect expenses include personnel, facility, stock compensation and other overhead costs. Due to advancements in our VP20621 preclinical program, and our Cinryze Phase 4 commitment and Phase 2 study in children, we expect future costs in these programs to exceed historical costs.

Research and development expenses were divided between our research and development programs in the following manner:

(in thousands)	For the three months ended September 30,		For the nine months ended September 30,
	2010	2009	2010	2009
Direct – Core programs
Non-toxigenic strains of C. difficle (VP20621)	$1,697	$2,753	$5,590	$7,207
Cinryze & C1 esterase inhibitor	2,171	1,364	6,651	5,339
Vancocin	12	161	1,156	582
Direct – Other Assets
CMV & other	1,627	1,862	2,163	15,016
Indirect
Development	4,681	4,866	13,593	15,014

Total	$10,188	$11,006	$29,153	$43,158

Direct Expenses—Core Development Programs

The decrease in costs of VP20621 in the three and nine months ended September 30, 2010 compared to the same periods in 2009 relates to timing associated with costs of our Phase 1 clinical trial.

Our costs associated with our Cinryze program increased during the three and nine months ended September 30, 2010 compared to the same periods in 2009, as we incurred costs related to our Phase 4 clinical trial and the development of our life cycle program. In the prior year, we incurred costs related to our open label trials which closed on March 31, 2009 and preparation of our Phase 4 clinical trial.

Vancocin costs in the first nine months of 2010 and 2009 related to additional research activities.

Direct Expenses—Other Assets

Our direct expenses related to our CMV program decreased in the three months and nine month periods ended September 30, 2010 compared to 2009 as we wound down our stem cell and liver transplant studies in 2009. The three month period in 2010 includes a one-time charge of £0.7 million (or approximately $1.1 million) associated with re-negotiation of a royalty arrangement on a product in late stage development. In February 2009, based upon preliminary analysis of the data, we announced that our Phase 3 trial evaluating maribavir used as prophylaxis in allogeneic stem cell, or bone marrow, transplant patients did not achieve its primary endpoints. In the primary analysis, there was no statistically significant difference between maribavir and placebo in reducing the rate of CMV disease. In addition, the study failed to meet its key secondary endpoints. We are continuing to analyze the study results. Additionally, we announced that our Phase 3 trial evaluating maribavir in liver transplant patients was discontinued and that all patients on study drug were moved to current standard of care. This decision was made based on the results of the Phase 3 study of maribavir in stem cell transplant patients, and the recommendation from our independent Data Monitoring Committee who considered the rate of viremia in both arms of the study. During 2009 we continued enrollment in our solid organ (liver) study through February 2009, conducted follow-up visits necessary to complete both our Phase 3 studies following receipt of the results of our stem cell transplant study and continued to evaluate the results of our Phase 3 programs. We continue to evaluate any potential alternative development strategies for maribavir.

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

Selling, general and administrative expenses

Selling, general and administrative expenses (SG&A) increased for the three months ended September 30, 2010 by $4.8 million due to increases in compensation expense ($1.8 million), marketing activities ($1.0 million), legal costs ($0.7 million) and medical education expenses ($0.3 million). For the nine months ended September 30, 2010, SG&A increased $3.2 million compared to the same period in 2009. The increase for the nine month period was driven by increased marketing expenses ($2.1 million), compensation expense ($0.9 million), FDA filing fees ($1.1 million) and legal costs ($1.4 million) partly offset by decreased medical education expenses ($2.3 million).

Included in SG&A are legal and consulting costs incurred related to our opposition to the attempt by the OGD regarding the conditions that must be met in order for a generic drug application to request a waiver of in-vivo bioequivalence testing for copies of Vancocin, which were $4.7 million and $3.3 million for the nine month period of 2010 and 2009, respectively. We anticipate that these additional legal and consulting costs will continue at the current level, or possibly higher, in future periods as we continue this opposition. We anticipate continued increased spending in selling, general and administrative expenses in future periods as we continue the commercial launch of Cinryze.

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

Intangible amortization for the three and nine months ended September 30, 2010 were $7.1 million and $22.3 million, respectively, as compared to $6.8 million and $21.4 million, respectively in 2009.

On an ongoing periodic basis, we evaluate the useful life of our intangible assets and determine if any economic, governmental or regulatory event has modified their estimated useful lives. This evaluation did not result in a change in the life of the intangible assets during the quarter ended September 30, 2010. We will continue to monitor the actions of the FDA and OGD surrounding the bioequivalence recommendation for Vancocin and consider the effects of our opposition efforts, the announcements by generic competitors or other adverse events for additional impairment indicators. We will reevaluate the expected cash flows and fair value of our Vancocin-related assets, as well as estimated useful lives, at such time.

Goodwill impairment

During the first quarter of 2009, the market capitalization of ViroPharma fell below the carrying value of ViroPharma’s net assets due to the announcements surrounding our maribavir development program. This situation required us to test for impairment of our goodwill and other intangible assets which lead to a goodwill impairment charge of $65.1 million in 2009.

Other operating expenses

The re-measurement of the fair value of the contingent consideration given relating to the acquisition of Auralis resulted in a charge to income during the quarter ended September 30, 2010 of $0.5 million.

Other Income (Expense)

Interest Income

Interest income for three and nine months ended September 30, 2010 was $0.1 million and $0.2 million, respectively, is relatively flat compared to $0.1 million and $0.3 million, in the respective periods in 2009.

Interest Expense

	For the three months ended September 30,		For the nine months ended September 30,
(in thousands)	2010	2009	2010	2009
Interest expense on 2% senior convertible notes	$1,025	$1,069	$3,075	$3,317
Amortization of debt discount	1,793	1,651	5,290	5,171
Amortization of finance costs	97	97	291	315

Total interest expense	$2,915	$2,817	$8,656	$8,803

Interest expense and amortization of finance costs in 2010 and 2009 relates entirely to the senior convertible notes issued on March 26, 2007, as described in Note 7 to the Unaudited Consolidated Financial Statements.

Other income, net

Our other income, net includes net foreign exchange gains and the rental income attributable to our previous corporate headquarters.

Income Tax Expense

Our income tax expense was $23.2 million and $9.6 million for the three months ended September 30, 2010 and 2009, respectively, and $55.5 million and $20.2 million for the nine months ended September 30, 2010 and 2009, respectively. The increase in the 2010 expense as compared to 2009 is primarily due to the increase in taxable income from 2009. In addition, our estimate of orphan drug credits for maribavir in 2010 is significantly reduced from 2009 levels. Our income tax expense includes federal, state and foreign income taxes at statutory rates and the effects of various permanent differences.

Our 2008 federal and various state income tax returns are currently under examination. We do not believe at this time that the results of these examinations will have a material impact on the financial statements.

Liquidity

We expect that our sources of revenue will continue to arise from Cinryze and Vancocin product sales. However, future sales of Vancocin will vary based on the number of generic competitors that could enter the market if approved by the FDA, the timing of entry into the market of those generic competitors and/or the sales we may generate from an authorized generic version of Vancocin. In addition, there are no assurances that demand for Cinryze will continue to grow or that demand for Vancocin will continue at historical or current levels.

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

The cash flows we have used in operations historically have been applied to research and development activities, marketing and commercial efforts, business development activities, general and administrative expenses, debt service, and income tax payments. Bringing drugs from the preclinical research and development stage through phase 1, phase 2, and phase 3 clinical trials and FDA approval is a time consuming and expensive process. Because we have product candidates that are currently in the clinical stage of development, there are a variety of events that could occur during the development process that will dictate the course we must take with our drug development efforts and the cost of these efforts. As a result, we cannot reasonably estimate the costs that we will incur through the commercialization of any product candidate. However, our future costs may exceed current costs as we anticipate we will continue to invest in our pipeline on our initiative to develop non-toxigenic strains of C. difficile, our phase 4 program for Cinryze, any additional studies to identify further therapeutic uses and expand the labeled indication for Cinryze to potentially include other C1 mediated diseases as well as new modes of administration for Cinryze. Also, we will incur additional costs as we intend to seek to commercialize Cinryze in Europe in countries where we have distribution rights and certain other countries beginning in 2011 as well as conduct studies to identify additional C1 mediated diseases, such as AMR and DGF, which may be of interest for further clinical development, and to evaluate new forms of administration for Cinryze. The most significant of our near-term operating development cash outflows are as described under “Development Programs” as set forth below.

We are required to pay contingent consideration to Lev shareholders upon achievement of a commercial milestone related Cinryze sales, additional consideration to Lilly based on the net sales of Vancocin and additional consideration to Auralis shareholders upon achievement of a regulatory milestone. Additionally, our operating expenses will not decrease significantly if there is the introduction of a generic Vancocin.

In March 2010, President Obama signed into law the Patient Protection and Affordable Care Act (PPACA). The PPACA, as amended, will likely increase certain of our costs as well. For example, an increase in the Medicaid rebate rate from 15.1% to 23.1% was effective as of January 1, 2010, and the volume of rebated drugs has been expanded to include beneficiaries in Medicaid managed care organizations, effective as of March 23, 2010. In 2011, the PPACA also imposes a manufacturer’s fee on the sale of branded Pharmaceuticals (excluding orphan drugs) to specified government programs, expands the 340B drug discount program (excluding orphan drugs), and includes a 50% discount on brand name drugs for Medicare Part D participants in the coverage gap, or “doughnut hole”.

While we anticipate that cash flows from Cinryze and Vancocin, as well as our current cash, cash equivalents and short-term investments, should allow us to fund our ongoing development and operating costs, as well as the interest payments on our senior convertible notes, we may need additional financing in order to expand our product portfolio. At September 30, 2010, we had cash, cash equivalents and short-term investments of $448.4 million. Short-term investments consist of high quality fixed income securities with remaining maturities of greater than three months at the date of purchase and high quality debt securities or obligation of departments or agencies of the United States. At September 30, 2010, the annualized weighted average nominal interest rate on our short-term investments was 0.3% and the weighted average length to maturity was 7.4 months.

From time to time, we may seek approval from our board of directors to evaluate additional opportunities to repurchase our common stock or convertible notes, including through open market purchases or individually negotiated transactions.

Overall Cash Flows

During the nine months ended September 30, 2010, we generated $137.4 million of net cash from operating activities, primarily from our net income after adjustments for non-cash items. We used $87.0 million of cash from investing activities mainly in the purchase of short-term investments, as well as in the purchase of Auralis and Vancocin assets. Our net cash provided by financing activities for the nine months ended September 30, 2010 was $1.7 million which relates to stock option exercises. For the prior year period ended September 30, 2009, we were provided with $41.6 million of net cash from operating activities, primarily from our net loss after adjustments for non-cash items which included our $65.1 million goodwill impairment. We used $8.3 million of cash from investing activities and our net cash used in financing activities for the nine months ended September 30, 2009 was $20.7 million, mainly from the repurchase of a portion of our senior convertibles notes.

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

Core Development Programs

Cinryze—We acquired Cinryze in October 2008 and through September 30, 2010 have spent approximately $17.7 million in direct research and development costs related to Cinryze since acquisition. During the remainder of 2010, we continue to expect research and development costs related to Cinryze to increase as we complete our Phase 4 commitment and initiate our Phase 2 study to evaluate Cinryze for treatment of acute HAE in children. Additionally, we will incur costs related to evaluating additional indications, formulations and territories as we develop our life cycle program related to Cinryze. We are solely responsible for the costs of Cinryze development.

VP20621—We acquired VP20621 in February 2006 and through September 30, 2010 have spent approximately $21.8 million in direct research and development costs. For the remainder of 2010 and during 2011 we expect our research and development activities related to VP20621 to increase as we continue our development program.

Vancocin—We acquired Vancocin in November 2004 and through September 30, 2010 have spent approximately $2.8 million in direct research and development costs related to Vancocin activities since acquisition.

Other Assets

CMV program & other assets—During the remainder of 2010, we do not anticipate that our CMV program will be a development program as we determine whether there are any potential alternative uses for maribavir. We will continue to perform program wind down related activities and we expect the expenses associated with these activities to be minimal. We will continue to incur costs associated with our other development assets for direct research and development costs for medicinal products which will address unmet medical needs. These costs include funding of Sanquin’s early stage research programs as described in Note 14 of the Unaudited Consolidated Financial Statements .

Business development activities

On May 28, 2010 we acquired a 100% ownership interest in Auralis Limited, a UK based specialty pharmaceutical company for approximately $14.5 million in upfront consideration for the acquisition of the company and its existing pharmaceutical licenses and products. We have also agreed to pay an additional payment of £10 million Pounds Sterling (approximately $15.8 million based on the September 30, 2010 exchange rate) upon the first regulatory approval of a product in late stage development.

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

As of September 30, 2010, the Company has accrued $0.2 million in interest payable to holders of the senior convertible notes. Debt issuance costs of $4.8 million have been capitalized and are being amortized over the term of the senior convertible notes, with the balance to be amortized as of September 30, 2010 being $2.5 million.

The senior convertible notes are convertible into shares of our common stock at an initial conversion price of $18.87 per share. The senior convertible notes may only be converted: (i) anytime after December 15, 2016; (ii) during the five business-day period after any five consecutive trading day period (the “measurement period”) in which the price per note for each trading day of that measurement period was less than 98% of the product of the last reported sale price of our common stock and the conversion rate on each such day; (iii) during any calendar quarter (and only during such quarter) after the calendar quarter ending June 30, 2007, if the last reported sale price of our common stock for 20 or more trading days in a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter exceeds 130% of the applicable conversion price in effect on the last trading day of the immediately preceding calendar quarter; or (iv) upon the occurrence of specified corporate events. Upon conversion, holders of the senior convertible notes will receive shares of common stock, subject to ViroPharma’s option to irrevocably elect to settle all future conversions in cash up to the principal amount of the senior convertible notes, and shares for any excess. We can irrevocably elect this option at any time on or prior to the 35th scheduled trading day prior to the maturity date of the senior convertible notes. The senior convertible notes may be required to be repaid on the occurrence of certain fundamental changes, as defined in the senior convertible notes. As of September 30, 2010, the fair value of the principal of the $205.0 million convertible senior notes outstanding was approximately $214.5 million, based on the level 2 valuation hierarchy of the fair value measurements standard. The carrying value of the debt at September 30, 2010 is $143.9 million.

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

•

Impairment of Long-lived Assets—We review our fixed and long-lived intangible assets for possible impairment annually and whenever events occur or circumstances indicate that the carrying amount of an asset may not be recoverable. The impairment test is a two-step test. Under step one we assess the recoverability of an asset (or asset group). The carrying amount of an asset (or asset group) is not recoverable if it exceeds the sum of the undiscounted cash flows expected from the use and eventual disposition of the asset (or asset group). The impairment loss is measured in step two as the difference between the carrying value of the asset (or asset group) and its fair value. Assumptions and estimates used in the evaluation of impairment may affect the carrying value of long-lived assets, which could result in impairment charges in future periods. Such assumptions include, for example, projections of future cash flows and the timing and number of generic/competitive entries into the market, in determining the undiscounted cash flows, and if necessary, the fair value of the asset and whether impairment exists. These assumptions are subjective and could result in a material impact on operating results in the period of impairment. In the fourth quarter of 2009, we reviewed the fair value of our property and building held for sale and have determined that an additional impairment charge was required. See Note 6 of the Unaudited Consolidated Financial Statements for further information.

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

•

Impairment of Goodwill and Indefinite-lived Intangible Assets—We review the carrying value of goodwill and indefinite-lived intangible assets, to determine whether impairment may exist. The goodwill impairment test consists of two steps. The first step compares a reporting unit’s fair value to its carrying amount to identify potential goodwill impairment. If the carrying amount of a reporting unit exceeds the reporting unit’s fair value, the second step of the impairment test must be completed to measure the amount of the reporting unit’s goodwill impairment loss, if any. Step two requires an assignment of the reporting unit’s fair value to the reporting unit’s assets and liabilities to determine the implied fair value of the reporting unit’s goodwill. The implied fair value of the reporting unit’s goodwill is then compared with the carrying amount of the reporting unit’s goodwill to determine the goodwill impairment loss to be recognized, if any. The impairment test for indefinite-lived intangible assets is a one-step test, which compares the fair value of the intangible asset to its carrying value. If the carrying value exceeds its fair value, an impairment loss is recognized in an amount equal to the excess. Based on accounting standards, it is required that these assets be assessed annually for impairment unless a triggering event occurs between annual assessments which would then require an assessment in the period which a triggering event occurred.

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

On a periodic basis, we evaluate the realizability of our deferred tax assets and liabilities and will adjust such amounts in light of changing facts and circumstances, including but not limited to future projections of taxable income, the reversal of deferred tax liabilities, tax legislation, rulings by relevant tax authorities, tax planning strategies and the progress of ongoing tax examinations. As part of this evaluation we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the period in which those temporary differences becomes deductible or the

NOLs and credit carryforwards can be utilized. When considering the reversal of valuation allowances, we consider the level of past and future taxable income, the reversal of deferred tax liabilities, the utilization of the carryforwards and other factors. Revisions to the estimated net realizable value of the deferred tax asset could cause our provision for income taxes to vary significantly from period to period.

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

Contractual Obligations

We have purchase obligations related to the supply and manufacturing of Cinryze. We have committed to purchase a minimum number of liters of plasma per year through 2015 from our suppliers. Additionally, we are required to purchase a minimum number of units from our third party toll manufacturer. The total minimum purchase commitments for these arrangements as of September 30, 2010 are approximately $382.4 million. See Note 17 in our Form 10-K for the year ended December  31, 2009 for further information.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

Our holdings of financial instruments are primarily comprised of money market funds holding U.S. government securities and fixed income securities, including a mix of corporate debt, government securities and commercial paper. All such instruments are classified as securities available for sale. Our debt security portfolio represents funds held temporarily pending use in our business and operations. We manage these funds accordingly. Our primary investment objective is the preservation of principal, while at the same time optimizing the generation of investment income. We seek reasonable assuredness of the safety of principal and market liquidity by investing in cash equivalents (such as Treasury bills and money market funds) and fixed income securities (such as U.S. government and agency securities, municipal securities, taxable municipals, and corporate notes) while at the same time seeking to achieve a favorable rate of return. Our market risk exposure consists principally of exposure to changes in interest rates. Our holdings are also exposed to the risks of changes in the credit quality of issuers. Historically, we have typically invested in financial instruments with maturities of less than one year. The carrying amount, which approximates fair value based on the level 1 valuation hierarchy of the fair value measurement standard, and the annualized weighted average nominal interest rate of our investment portfolio at September 30, 2010, was approximately $64.5 million and 0.3%, respectively. The weighted average length to maturity was 7.4 months. A one percent change in the interest rate would have resulted in a $0.2 million impact to interest income for the quarter ended September 30, 2010.

At September 30, 2010, we had principal outstanding of $205.0 million of our senior convertible notes. The senior convertible notes bear interest at a rate of 2% per annum, payable semi-annually in arrears on March 15 and September 15 of each year commencing on September 15, 2007. The senior convertible notes are convertible into shares of the Company’s common stock at an initial conversion price of $18.87 per share. The senior convertible notes may only be converted: (i) anytime after December 15, 2016; (ii) during the five business-day period after any five consecutive trading day period (the “measurement period”) in which the price per note for each trading day of that measurement period was less than 98% of the product of the last reported sale price of our common stock and the conversion rate on each such day; (iii) during any calendar quarter (and only during such quarter) after the calendar quarter ending June 30, 2007, if the last reported sale price of our common stock for 20 or more trading days in a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter exceeds 130% of the applicable conversion price in effect on the last trading day of the immediately preceding calendar quarter; or (iv) upon the occurrence of specified corporate events. Upon conversion, holders of the senior convertible notes will receive shares of common stock, subject to ViroPharma’s option to irrevocably elect to settle all future conversions in cash up to the principal amount of the senior convertible notes, and shares for any excess. We can irrevocably elect this option at any time on or prior to the 35th scheduled trading day prior to the maturity date of the senior convertible notes. The senior convertible notes may be required to be repaid on the occurrence of certain fundamental changes, as defined in the senior convertible notes. As of September 30, 2010, the fair value of the principal of the $205.0 million convertible senior notes outstanding was approximately $214.5 million, based on the level 2 valuation hierarchy of the fair value measurements standard. The carrying value of the debt at September 30, 2010 is $143.9 million.

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

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer, or CEO, and our Chief Financial Officer, or CFO, of the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of September 30, 2010. Based on that evaluation, our management, including our CEO and CFO, concluded that as of September 30, 2010 our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to the Company’s management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the third quarter of 2010 there were no significant changes in our internal control over financial reporting identified in connection with the evaluation of such controls that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1A. Risk Factors

We are providing the following information regarding changes that have occurred to previously disclosed risk factors from our Annual Report on Form 10-K for the year ended December 31, 2009 and Quarterly Report on Form 10-Q for the period ended June 30, 2010. In addition to the other information set forth below and elsewhere in this report, you should carefully consider the factors discussed under the heading “Risk Factors” in our Form 10-K for the year ended December 31, 2009 and Form 10-Q for the period ended June 30, 2010. The risks described in our Quarterly Report on Form 10-Q are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

During time periods that patient demand approaches our manufacturing capacity we will manage the rate at which additional new patients will receive Cinryze and will limit the number of doses provided to patients. This would result in a reduction of potential future revenues.

Pursuant to our distribution agreement, Sanquin Blood Supply Foundation supplies us with certain annual minimum and maximum amounts of C1 INH. We and Sanquin are undertaking process improvements and facility expansions to increase the capacity of the facilities involved in manufacturing Cinryze. Our manufacturing scale up effort is a two-tiered approach including a parallel chromatography process, which was completed in the first quarter of 2010, with the product becoming available for commercial sale in the second quarter of 2010. The second phase of our scale up plan involves a larger scale construction project to significantly increase the production facilities of Sanquin. Pursuant to an agreement with Sanquin we have financed a portion of the costs of the project to increase the manufacturing capacity of its facilities. Following the completion of construction, Sanquin would need to obtain the requisite regulatory approvals for the facility on a timely basis in order to manufacture Cinryze for us at an increased capacity. On October 21, 2010, the U.S. Food and Drug Administration (FDA) issued a complete response letter regarding the facility to be utilized for the Cinryze industrial scale manufacturing expansion activities. The FDA requested additional information related to both (i) observations at the close of the pre-approval inspection and (ii) review of the technical processes. In order to manufacture Cinryze at the industrial scale we must respond to all FDA questions and satisfactorily complete the FDA review.

While we believe that the data collected from our industrial scale manufacturing process demonstrates equivalence with the existing manufacturing process, we can not guarantee that the FDA will agree with us in the timeframes we anticipate or at all as biologics such as Cinryze require processing steps that are more complex than those required for most chemical pharmaceuticals. The FDA may view the data regarding equivalence of the industrial scale manufacturing process as insufficient or inconclusive, request additional data, require additional conformance batches, delay any decision past the time frames anticipated by us, or deny the approval of the industrial scale manufacturing process.

The number of patients enrolling into our treatment support service for patients with HAE and their healthcare providers, CinryzeSolutions has periodically exceeded our expectations. As a result, earlier this year we began to temporarily limit the rate at which additional patients are started on drug to ensure that those already receiving commercial product continue with a supply of Cinryze until capacity increases. If the manufacturing capacity expansion projects at Sanquin are delayed, or do not result in the capacity we anticipate, or if Sanquin cannot obtain necessary regulatory approvals for the contemplated facility expansions in the time frames we anticipate, if we are unable to manufacture industrial scale material at risk or if we are not able to manufacture the anticipated volume of product at the existing scale, we may not be able to satisfy patient demand. Our inability to obtain adequate product supplies to satisfy our patient demand may create opportunities for our competitors and we will suffer a loss of potential future revenues.

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

In addition, regulatory agencies subject a marketed therapy, its manufacturer and the manufacturer’s facilities to continual review and periodic inspections. The discovery of previously unknown problems with a therapy or the facility or process used to produce the therapy could prompt a regulatory authority to impose restrictions on us or delay approvals for new products or could cause us to voluntarily adopt restrictions, including withdrawal of one or more of our products or services from the market. During 2009 FDA inspected two sites maintained by our contract manufacturer for Cinryze and issued a notice of observations at the close of the inspection on FDA Form 483 for each site. The observations at one site were subsequently remedied and a notice to this effect was issued by the FDA. Responses to the observations made at the second site have been provided to the FDA. In addition, at the close of the pre-approval inspection of the facility at which the Cinryze industrial scale manufacturing expansion activities will occur, the FDA issued a notice of observations on FDA Form 483. If any of our manufacturers or processors fails to satisfy regulatory requirements, operations at such facility may be halted which could result in our inability to supply product to patients and reduce our revenues.

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

ITEM 6. Exhibits

31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed herewith

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