Form 10-K/A
period 2009-12-31
VIROPHARMA INC
filed 2010-12-03
CIK 946840

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

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

VIROPHARMA INCORPORATED

FORM 10-K ANNUAL REPORT

For Fiscal Year Ended December 31, 2009

		Page
PART I
Item 1.	Business	1
PART III
Item 11.	Executive Compensation	20
PART IV
Item 15.	Exhibits and Financial Statement Schedules
Signatures		38

Index to Financial Statements and Schedules

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

EXPLANATORY NOTE

ViroPharma Incorporated (the “Company”) is filing this Amendment No. 1 to its Annual Report on Form 10-K for the year ended December 31, 2009 (the “Form 10-K”) in response to comments received from the Securities and Exchange Commission regarding a request for additional disclosure of certain portions of Items 1 and 11 originally filed with the Form 10-K. This Amendment No. 1 to Annual Report on Form 10-K/A (this “Amendment”) is being filed solely to (i) add disclosure regarding a license agreement the Company entered into with Dr. Dale Gerding of the Hines VA in February 2006, including certain royalty payments and milestone payments that we will be obligated to pay Dr. Gerding if and when certain regulatory developments are achieved, which disclosures may be found in the first paragraph of page 5 and (ii) expand disclosure in Compensation Discussion and Analysis to include the individual objectives, and certain other various factors, used to determine certain executive officers’ annual performance-based bonuses, which disclosure may be found on pages 23-26. In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by our principal executive officer and principal financial officer are filed as exhibits to this Amendment.

Except as described above, this Amendment does not reflect events occurring after the filing of the original Form 10-K and no revisions are being made pursuant to this Amendment to the Company’s financial statements or any other disclosure contained in the Form 10-K.

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

The following chart generally describes our approved products:

Product	Marketplace	Disease	Program Indication	Product Status
Cinryze - IV	US	HAE	Prophylaxis	Marketed

Vancocin	US	CDI	Treatment	Marketed

The following chart generally describes our investigational products:

Product	Marketplace	Disease	Proposed Indication	Product Status
C1 esterase inhibitor [human] – IV	EU	HAE	Prophylaxis and acute	Prefiling

C1 esterase inhibitor [human] – IV	ROW*	HAE	Prophylaxis and acute	Prefiling

Non-toxigenic strain of C. difficile (NTCD)	Worldwide	CDI	Treatment and prevention	Phase 1

C1 esterase inhibitor [human] – subcutaneous administration	Worldwide	HAE	Prophylaxis	Phase 1

C1 esterase inhibitor [human] – IV	Worldwide	Additional indications under evaluation		Preclincial

Maribavir	Worldwide, other than Japan	CMV	Treatment and prevention	Evaluating Program

*	ROW is defined in the Strategic Relationships section of the document.

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

Cinryze IV – EU and ROW

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

Cinryze IV – Other C1 mediated diseases and Cinryze – other formulations

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

CDI Program

NTCD

In February 2006, we announced that we had entered into a licensing agreement with Dr. Dale Gerding, of the Hines VA, for the rights to develop non-toxigenic strains of C. difficile (NTCD) for the treatment and prevention of CDI. Under the license agreement, we are required to make royalty payments to Dr. Gerding based on a low single digit percentage of our net sales of the product. If certain milestones are achieved, we will be obligated to pay Dr. Gerding additional milestone payments if and when certain regulatory developments are achieved, in an aggregate amount equal to $850,000 in total, with no single milestone payment exceeding $250,000. The license agreement will remain in effect for ten years from the date any product is first commercialized, on a country-by-country basis, unless earlier terminated. The agreement contains a standard early termination provision which provides for early termination by either party in the event certain conditions have occurred, including, but not limited to, either party’s breach of the agreement, either party’s filing for bankruptcy or either party making an assignment for the benefit of its creditors. We plan to initially focus our efforts on the opportunity to prevent recurrence of CDI, using oral administration of spores of non-toxin producing C. difficile. According to published literature, approximately 20 to 30 percent of patients suffering from CDI will have at least one episode of relapse of disease. The goal of our NTCD program is to prevent such recurrence of disease. There is also the potential for NTCD to be used as primary prevention for CDI.

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

Daniel B. Soland joined ViroPharma in November 2006 as our Vice President, Chief Commercial Officer and has served as our Chief Operating Officer since March 2008.From February 2005 until June 2006, Mr. Soland served as President of Chiron Vaccines. From March 2003 until February 2005, Mr. Soland was President and Chief Executive Officer at Epigenesis Pharmaceuticals, a privately held biopharmaceutical company. Prior to that, Mr. Soland spent nine years with GlaxoSmithKline as the Vice President and Director of Worldwide Marketing Operations, and five years as GSK’s Vice President and Director of the U.S. Vaccines Business Unit. Mr. Soland holds a Bachelor of Science degree in Pharmacy from the University of Iowa, in Iowa City, IA.

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

PART III

ITEM 11.	EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Executive Summary

In this Compensation Discussion and Analysis, we address the compensation provided to our named executive officers listed below under “Our Named Executive Officers” and in the Summary Compensation Table that follows this discussion, the goals that we seek to achieve through our executive compensation program and other important factors underlying our compensation practices and policies.

For 2009, our compensation committee structured our compensation program in a manner designed to help us achieve our business objectives and provide compensation that is appropriate and fair in light of our strong financial performance relative to that of our peer group and overall economic conditions.

2009 was our first full year in the commercial launch of Cinryze for routine prophylaxis of hereditary angioedema (HAE). The launch was very successful as we reached over 400 patients and achieved net product sales of $97.3 million. When combined with $213.1 million in net product sales of Vancocin, we achieved total revenues of $310.4 million. In connection with the launch of Cinryze for routine prophylaxis of HAE, we developed and successfully launched a Cinryze patient access program, CinryzeSolutionsTM and a new sales team for Cinryze. We also continued to strengthen our balance sheet as we ended 2009 with over $400 million in working capital, including cash and cash equivalents in excess of $330 million. Our financial results allow us to continue our efforts to find new therapies for unmet medical needs, both through internal development and external business development activities. During 2009, we advanced our clinical non-toxigenic clostridium difficile (NTCD) program by commencing a phase 1 study to determine the safety and tolerability of NTCD dosed orally as a single and repeat escalating doses in healthy young and older adults. Unfortunately, we suffered a setback in our clinical program with maribavir as prophylaxis against CMV disease in transplant patients. On February 9, 2009, we announced that our Phase 3 trial evaluating maribavir used as prophylaxis in allogeneic stem cell, or bone marrow, transplant patients did not achieve its primary endpoint. As a result, we also discontinued enrollment in our Phase 3 trial evaluating maribavir in liver transplant patients. We continue to evaluate our maribavir program in light of the Phase 3 clinical trial results. Additionally, in January 2010, we secured rights to develop, file regulatory dossiers, and commercialize Cinryze for HAE as well as potential new indications in certain European and rest of world countries.

Objectives of Compensation

Our primary objectives with respect to executive compensation are to provide compensation designed to attract, motivate and retain executives of outstanding ability and potential, tie annual and long-term cash and stock incentives to achievement of measurable company and individual performance objectives and align the interests of executive officers with the interests of our stockholders. We seek to avoid compensation arrangements that would encourage our executives to take excessive risk in their business decisions. Our executive compensation program rewards executives who demonstrate the ability to lead our business as evidenced by strong financial results and operational achievement. Our executive compensation program is designed to be transparent to ensure that executives and other stakeholders understand the program and its objectives. To that end, we focus on providing incentives for superior individual performance by paying competitive compensation, and base a significant portion of compensation upon the company’s and the employee’s performance. We believe that our stockholders are best served when we can attract and retain talented executives by providing compensation packages that are competitive.

To that end, we believe our approach to goal setting, setting of targets with payouts at multiple levels of performance, and evaluation of performance results assist in mitigating excessive risk-taking that could harm our value or reward poor judgment by our executives. Several features of our programs reflect sound risk management practices. We believe we have allocated our compensation among base salary and short and long-term compensation target opportunities in such a way as to not encourage excessive risk-taking. This is based on our belief that applying company wide metrics encourages decision making that is in the best long-term interests of the company and our stockholders.

Process

Our compensation committee is responsible for determining the compensation of our named executive officers included in the Summary Compensation Table on page 33. For purposes of determining compensation for our named executive officers other than our chief executive officer, our compensation committee takes into account the recommendation of our chief executive officer. The compensation committee is primarily responsible for overseeing our incentive compensation plans and equity-based plans, under which stock option grants have been made to employees, including the named executive officers, as well as non-employee directors.

The compensation committee consists of two non-employee directors, each of whom is “independent” under applicable NASDAQ rules, a “Non-Employee Director” as defined in Rule 16b-3 under the Securities Exchange Act of 1934, as amended, and an “Outside Director” as defined under the treasury regulations promulgated under Section 162(m) of the Internal Revenue Code. The Report of the Compensation Committee is set forth on page 32 of this proxy statement.

Role of Consultants

To assist the compensation committee in carrying out its responsibilities, in 2009, we engaged Mercer (US) Inc. (Mercer) to conduct an annual review of our total compensation program for our named executive officers as well as for certain other key executives. Mercer worked with both the compensation committee and management to provide information and guidance regarding emerging market practices, trends and changes in regulatory environment and an outside point of view regarding compensation proposals. Our consultant provided market pay data from both published salary surveys as well as data from SEC filings of a group of industry peers. The compensation committee has a policy of periodically engaging a different compensation consultant in order to ensure that the outside advisor maintains its independence.

In addition to a compensation consultant, the compensation committee also solicits the input of our management with respect to non-employee director compensation and certain aspects of executive compensation. For non-employee director compensation, management utilizes information compiled by us and surveys of director compensation to develop recommendations that are then presented to the compensation committee and the entire board of directors. For base salaries of our executive officers other than the chief executive officer, our chief executive officer will make preliminary recommendations to the compensation committee concerning any proposed adjustments to salary for the executive officers other than the chief executive officer. Also, in developing the annual incentive bonus plan, the compensation committee will review management’s preliminary recommendations concerning the performance objectives established pursuant to the plan. The compensation committee considers the advice of a compensation consultant and the recommendations of management, before it determines executive and non-employee director compensation.

Survey Data

The published surveys utilized by Mercer detail compensation level and practices for positions within the labor markets in which we typically hire our executive staff. Published survey sources utilized by Mercer in the analysis were:

•	Mercer—US Global Premium Executive Remuneration Suite

•	Presidio Pay Advisors, Inc.—Biotechnology Industry Executive Compensation Survey

•	ORC Worldwide—SIRS Executive Compensation Survey

•	Watson Wyatt Data Services—Reports on Top Management Compensation

Peer Group Data

The compensation committee also considered publicly available compensation data provided by our compensation consultant from similarly situated organizations in our industry. The primary factors used to identify the peer group were our size relative to the peer group companies as compared by objective scope measures such as revenues, operating profit, headcount, and market capitalization. We also considered the business model of each company. We believe that consideration of these comparison factors helps the compensation committee and management determine the competitiveness of our total compensation practices and levels compared to similarly situated organizations in our industry with whom we compete for talent. The peers considered were as follows:

Cubist Pharmaceuticals, Inc.	Medicines Co.	Sciele Pharma, Inc.
CV Therapeutics, Inc.	Momenta Pharmaceuticals, Inc.	Theravance, Inc.
Idenix Pharmaceuticals, Inc.	Salix Pharmaceuticals, Ltd.	Vertex Pharmaceuticals Inc.

Elements of Compensation

The compensation committee has adopted a mix among the compensation elements in order to further our compensation goals. The elements include:

•	Base salary;

•	Variable compensation consisting of a cash bonus based upon individual and corporate performance; and

•	Stock option grants with exercise prices set at the fair market value at the time of grant and vesting over a four year period.

The compensation committee believes this combination of elements provides reasonable fixed compensation on which our executives can rely, while providing both short-term and long-term performance incentives. It is the intent of the compensation committee that base salary be set near the median range of the survey and peer group data and targeted annual incentive level and the target long-term incentive award values be set slightly above the median range of the survey and peer group data. The compensation committee believes that setting compensation in these ranges is appropriate because it is consistent with the compensation committee’s objective to make a significant portion of the pay for our named executive officers performance based. The compensation committee reviews information provided by the compensation consultant to determine the appropriate levels and mix of compensation elements. The compensation committee also considers how risks taken by management could impact the value of executive compensation. In evaluating risk, the compensation committee considered the percentage of compensation representing each of base salary, variable cash bonus and equity compensation and determined to maintain a balance between each of the elements of our compensation program. In 2009, annual compensation of our named executive officers was comprised of base salary (25 to 28% of total compensation); variable cash bonus (13 to 14% of total compensation) and stock option grants with exercise prices set at the fair market value at the time of grant and vesting over a four year period (57 to 62% of compensation).

Base Salary. Base salaries for our employees, including our named executive officers, are evaluated on an annual basis in the first quarter of each year and are generally targeted near the median of the range of salaries for employees in similar positions with similar responsibilities at our peers. The committee believes that establishing base salary at the median range of the survey and peer group data is appropriate because it is consistent with the compensation committee’s objective to make a significant portion of the pay for our named executive officers performance based. In reviewing the base salaries of the named executive officers for 2009, the compensation committee reviewed a market assessment provided by Mercer which included information from the salary surveys and peer group data described above. Our compensation committee also evaluated the expanded responsibilities of our named executive officers as a result of the company’s growth and internal change, the expertise of the individual executive both as to his or her position and in the industry generally, the competitiveness of the market for the executive’s services, the recommendations of our chief executive officer (except in the case of our chief executive officer’s own compensation), and individual performance of the named executive officer. Increases in annual base salaries for 2009 were designed to maintain competitive compensation and motivate the executive to achieve the business objectives set for 2009.

The compensation committee set the 2009 base salary of Vincent J. Milano, our chief executive officer, at $500,000, an increase from his 2008 base salary of approximately 16.3%. Mr. Milano assumed the role of chief executive officer in March 2008 and in setting Mr. Milano’s salary, the compensation committee recognized that the base salary of the chief executive officer had been significantly below the median range of the survey and peer group data. The compensation committee desired to increase Mr. Milano’s base salary to closer to the median. The compensation committee also recognized that Mr. Milano’s base salary remained below the median indicated by the survey data and peer group and agreed to regularly evaluate Mr. Milano’s base salary as he gains additional experience as our chief executive officer. The base salaries of our other named executive officers was increased by between 10.6% and 4.6%. Mr. Soland assumed the role of chief operating officer in March 2008 and received a base salary increase of 10.6% based upon his increased responsibilities in this role as well as to bring his salary closer to the median of the of the survey and peer group data. Our chief strategic officer, received a base salary increase of 9.6% in order to bring his salary closer to the median of the survey and peer group data.

The compensation committee met in January 2010 to evaluate performance for 2009 and determine whether an increase in base salary of our named executive officers was warranted. The compensation committee took into account the competitive market data provided by the compensation consultant as well as the additional factors described above and provided each of the named executive officers a 3.5% increase in base salary as set forth in the table under “2010 Direct Compensation Actions for Our Named Executive Officers” below.

Variable Cash Bonus. We have a variable cash bonus plan covering each of our employees, including the named executive officers. Each employee is assigned a target payout, expressed as a percentage of his or her base salary for the year, which varies by the employee’s role with us. We believe that the variable cash bonus opportunity should be set slightly above the median range of cash bonuses to executives at comparable companies, while the actual amount of any cash bonus will be determined by our performance and the performance of the individual. The compensation committee believes that setting compensation in these ranges is appropriate because it is consistent with the compensation committee’s objective to make a significant portion of the pay for our named executive officers performance based. Our named executive officers are eligible to receive a target bonus of 50% of their base salary, while the actual amount of any cash bonus will be determined by our performance and the performance of the individual. The compensation committee provides that each named executive officer’s target bonus opportunity is the same in order to align their incentives and preserve internal pay equity among them.

The variable cash bonus plan consists of two factors: company and individual. Each of these factors is itself separately weighted. The company factor represents the degree to which we achieved our overall corporate goals in a given year. Each employee is given an individual factor by his or her supervisor to reflect the employee’s performance against his or her goals for the year. For the named executive officers, the company factor receives the highest weighting (70%) in order to ensure that the bonus system for our management team is closely tied to our performance thereby aligning the interests of our executive officers with those of our stockholders. The individual factor, which is based on the employee performance, is given a 30% weighting.

Each factor can be assigned a value of up to 125% for maximum performance. Thus, depending on our performance and the individual employee, he or she could receive up to 125% of the target bonus. In order for an individual to achieve in excess of 100% of their individual factor, such individual must demonstrate performance which is considered “exceptional”, which is measured by surpassing all individual goals (115% to 125%) or “exceeds”, which is measured by achieving or surpassing all goals (101% to 114%).

An employee’s target bonus percentage is multiplied by the sum of the company factor and the employee’s individual factor. The result of that calculation is then multiplied by the employee’s target bonus percentage to determine the actual bonus paid. Bonuses, if any, are paid during the first quarter of the year immediately following the year of measurement.

Our variable cash bonus plan includes several design features that reduce the likelihood of excessive risk taking including:

•

our overall corporate goals are established by the compensation committee at the beginning of the year and include a variety of clinical development, pre-clinical and commercial objectives as well as financial performance oriented metrics, business development and compliance targets;

•	our cash bonus plan consists of two factors—company and individual;

•	all employees participate in the same cash bonus plan; and

•

our named executive officers are eligible to receive a target bonus of 50% of their base salary with a maximum limit on the amount of variable cash bonus established at 62.5% of base salary which is achievable only in the event both the company and individual performance are considered exceptional.

The compensation committee intends that our goals be ambitious and are subject to the high risks associated with developing and commercializing pharmaceuticals. We expect that not all of our programs will be successful, however, we establish our annual goals as if they will be. Accordingly, when measuring whether a goal has been achieved, the compensation committee may take into account the percentage of the goal completed as opposed to an “all or none” approach.

The elements that the compensation committee established as our overall corporate goals in January 2009 included a variety of commercial objectives, clinical development and pre-clinical objectives, regulatory matters, financial performance oriented metrics, as well as business development and compliance targets. The commercial objectives included net sales targets of $68 million for Cinryze and $237.6 for Vancocin, product contribution targets of $22 million for Cinryze, development of strategic plans for Cinryze and non-toxigenic Clostridium difficile (NTCD), completion of plasma sourcing plans, and effective management of CinryzeSolutions and related patient programs. The financial metrics included operating income of $112 million and operating cash flow of $88 million. The financial metrics and Vancocin revenue target would have been pro-rated had a generic version of Vancocin been approved by the FDA. The clinical development objectives included targets in NTCD related to initiating phase 1 clinical studies and achieving patient enrollment targets. Cinryze clinical development plans related to commencement of a phase 4 study and a subcutaneous administration study. The approval of Cinryze for an acute indication was identified “upside” due to the significant levels of uncertainty arising from the nature of the clinical data available and FDA comments. Preclinical development targets related to the NTCD program included initiation of toxicology studies and analytical methods work for NTCD. CMV program related milestones related to the timing of analysis of clinical study data and development of pediatric dosage formulation.

The compensation committee also evaluated other indications of performance in making compensation decisions as well, such as our progress in completing acquisitions or obtaining rights to drug candidates and ensuring compliance with applicable laws. In addition, the compensation committee considered additional accomplishments including receipt of orphan designation for Cinryze in the E.U., progress in preparing for an MAA filing in the E.U., increasing manufacturing capacity for Cinryze, efforts to expand rights to Cinryze in additional territories and indications and the reduction in company debt by $45 million. The compensation committee establishes the relevant weight of each category of goals in the beginning of each year when the goals are established however, as a result of the clinical data received in February 2009, the compensation committee revised the weighting of the goals. The committee took into account the timing of the data, importance of Cinryze to the company, need to encourage business development and need to motivate employees toward the revised business priorities when deciding to reallocate the weighting towards other priorities. The January weightings and revised February weightings are each included in the table below. The compensation committee intends that our goals be ambitious and are subject to the high risks associated with developing and commercializing pharmaceuticals. We expect that not all of our programs will be successful, however, we establish our annual goals as if they will be. The compensation committee establishes corporate goals which are intended to encourage company growth not only in the year for which the goals are established, but also supportive of growth across the medium and long term and are not intended to encourage excessive risk taking. The specific annual performance goals reflect our confidential operating plan and information, reflecting our confidential planning process, and, accordingly, to disclose these goals publicly would cause significant competitive harm to us.

Our chief executive officer establishes the individual performance goals for the named executive officers other than himself. Each named executive officer’s individual goals relate to his or her responsibilities and duties based on their position as those responsibilities and duties relate to the corporate goals established by the committee. The individual goals are intended to serve as supplemental measures to provide our named executive officers with guidance regarding our expectations for 2009 performance. The individual goals are not weighted or quantitative in and of themselves, other than that the individual performance factor represents 30% of each named executive officer’s bonus opportunity. After the end of the fiscal year, our chief executive officer provides an assessment to the compensation committee of each named executive officer’s performance with respect his or her individual goals. The compensation committee reviews the chief executive officer’s assessment and adjusts the level of performance (upward or downward) as it determines in its discretion based on its own assessment of each named executive officer’s performance. As noted above, in order for an individual to achieve in excess of 100% of their individual factor, such individual must demonstrate performance which is considered “exceptional,” which is measured by surpassing all individual goals (115% to 125%) or “exceeds,” which is measured by achieving or surpassing all goals (101% to 114%). With respect to the individual goals for our chief executive officer, for the past three years, our compensation committee has applied the company factor as our chief executive officer’s individual performance factor based upon the belief the company’s performance is representative of our chief executive officer’s individual performance as our chief executive officer is ultimately responsible for management of the company and its performance.

For 2009, the individual performance goals for each our named executive officers (other than our chief executive officer) were as follows:

Name	2009 Individual Performance Goals
Charles A. Rowland, VP, Chief Financial Officer

Managing financing arrangements including debt

repurchases;

Maintaining and improving financial controls,

financial management, budgeting and forecasting;

Development of the structure of our European

operations;

Managing information technology, facilities, and

treasury functions.

Colin Broom, VP, Chief Scientific Officer

Achieving milestones in the clinical development

of NTCD;

Management of clinical and medical affairs

matters related to Vancocin;

Management of clinical and medical affairs

matters related to Cinryze as well as clinical

aspects of Cinryze life cycle management

planning; and

Review of organization efficiencies in the clinical

development and medical affairs teams.

Thomas F. Doyle, VP, Strategic Initiatives	Management of interactions with the FDA related to Vancocin; Development of company long term strategic planning; and Development of Cinryze life cycle management program.

Robert Pietrusko, VP, Regulatory	Management of regulatory matters related to Cinryze including MAA filing in the EU and filings related to Cinryze manufacturing capacity expansion.

Daniel Soland, VP, Chief Operating Officer

Management of the commercial launch of

Cinryze;

Management of commercial programs related to

Vancocin; and

Management of technical operations group in

support of NTCD development and Cinryze

manufacturing capacity expansion.

In January 2010, the compensation committee considered the bonus compensation for 2009 performance and 2010 compensation matters. The compensation committee reviewed the successful commercial launch of Cinryze, including revenue significantly in excess of the company goals, effective management of Cinryze Solutions and other patient related programs, the number of patients receiving Cinryze, the number of health plans providing reimbursement for Cinryze and execution on manufacturing and plasma sourcing plans. The compensation committee also considered the continued Vancocin revenues, efforts to identify and negotiate additional business development opportunities, and our operating income as well as operating cash flow. Additionally, the compensation committee observed that during 2009 progress was made in the advancement of our NTCD clinical development program. However, we were not able to advance our CMV program as a result of the phase 3 clinical data received in February 2009. Finally, the compensation committee considered our efforts in conducting our business so that the company complies with laws and regulations and in accordance with our values.

These accomplishments reflected the efforts of our employees, including members of our executive team, and were taken into account by the compensation committee in providing our executives with salary increases, equity grants and annual cash performance awards under our cash bonus program at 95% of our target. In making this determination, the compensation committee considered our progress against the predefined bonus program goals and program weighting. Specifically, the compensation committee evaluated our achievements on a program basis as follows:

Goal	January Pre-defined Weight	February Pre-defined Weight	Bonus Determination
Cinryze	30%	50%	60%
Vancocin	20%	20%	16%
Maribavir	30%	5%	1%
NTCD	5%	5%	3%
Business Development	5%	20%	7%
Corporate	10%	10%	8%
TOTAL	100%	100%	95%

With respect to individual performance, the compensation committee determined that our chief executive officer’s individual performance was 95%, the same level as the company factor for 2009. As noted above, for the past three years the compensation committee has applied the company factor as our chief executive officer’s individual performance factor. The compensation committee, taking into account the recommendations of our chief executive officer, determined that the individual performance of our vice president of strategic initiatives’ and our chief operating officer was within the “exceptional” range. For our vice president of strategic initiatives, our compensation committee determined that his individual performance was 125% as a result of continued Vancocin sales and the successful integration of Lev Pharmaceuticals, Inc. For our chief operating officer, the compensation committee determined that his individual performance was 120% primarily as a result of the successful commercial launch of Cinryze and management of the technical operations group in support of the Cinryze manufacturing capacity expansion and development of NTCD. The compensation committee determined that the individual performance for 2009 for our other executive officers was in the “exceeds” range, based upon the achievement of their individual goals related to supporting the launch of Cinryze and managing our business. Specifically, for the fiscal year ended December 31, 2009, the compensation committee determined that our Chief Financial Officer’s individual performance was 105% based on effective management of the company’s debt, financial controls and forecasting procedures. The compensation committee determined that our Chief Scientific Officer’s individual performance was 100% based on clinical development and medical affairs activities related to Cinryze, NTCD and Vancocin. In addition, the compensation committee determined that the individual performance of our Vice President, Regulatory was 110% based on his management of regulatory matters related to Cinryze including the preparation for filing of a MAA for Cinryze in the European Union and support of filings related to our expansion of manufacturing capacity for Cinryze.

Mr. Milano received a bonus for 2009 in the amount of $244,972, which equates to 95% of his target bonus. The compensation committee also authorized the payment of bonuses to the other named executive officers who were officers for the entire year of 2009 which ranged from $172,640 to $193,360, as well as to all other employees. The full board ratified the compensation committee’s salary and bonus determinations for Mr. Milano and the other named executive officers.

Stock Options. We believe that long-term performance is achieved through an ownership culture through the use of stock and stock-based awards that encourages performance by our executive officers. Our stock incentive plans, consisting of our 2001 Equity Incentive Plan and 2005 Equity Incentive Plan, have been established to provide our employees, including our executive officers, with incentives that are intended to align their interests with the interests of stockholders. We have not adopted stock ownership guidelines and our stock incentive plans have provided the principal method, other than through our employee stock purchase plan and open market purchases, for our executive officers to acquire equity in our company.

We expect to continue to use stock options as a component of our long-term incentive vehicle because:

•	Stock options help to provide a balance to the overall executive compensation program as base salary and our discretionary annual bonus program focus on short-term compensation,

•

Stock options align the interests of executives with those of the stockholders, support a pay-for-performance culture, foster employee stock ownership, and focus the management team on increasing value for the stockholders.

•	Stock options are performance based. All the value received by the recipient of a stock option is based on the growth of the stock price.

•	The vesting period of stock options encourages employee retention and the preservation of stockholder value.

As with the variable cash bonus plan, our equity compensation is managed to reduce the likelihood of excessive risk taking. We believe that long-term performance is achieved through an ownership culture through the use of stock and stock-based awards that encourages performance by our executive officers. Our stock incentive plans have been established to provide our employees, including our executive officers, with incentives that are intended to align their interests with the interests of stockholders and reduce short term risk taking. Stock options are granted at the fair market value on the date of grant so that all the value received by the recipient of a stock option is based on the growth of the stock price and we cannot reprice outstanding options granted under the 2005 Plan without the consent of our stockholders. In addition, stock options granted to employees, including named executive officers, generally vest annually over four years in order to encourage employee retention and discourage short term risk taking.

Our compensation committee oversees the administration of our stock option plans. Generally, stock options are granted to all employees at the commencement of employment and twice annually, which practice was followed in 2009. Further, in general, grants of stock options are generally not awarded based on performance but are instead granted as a matter of course as an overall component of compensation. Our stock incentive plans authorize us to grant options to purchase shares of common stock to our employees, directors and consultants. Stock options granted by us have an exercise price equal to the fair market value of our common stock on the day of grant, typically vest over a four-year period with 25% vesting on each twelve month anniversary of the employment commencement date for new hire grants, and on each twelve month anniversary of the grant date for annual grants made after an employee’s employment commencement date, in each case, subject to continued employment on each vesting date, and generally expire ten years after the date of grant. Fair market value is defined to be the closing sale price during regular trading hours of a share of our common stock on the date of grant as reported on the NASDAQ Stock Market. Incentive stock options also include certain other terms necessary to assure compliance with the Internal Revenue Code.

We do not have any program, plan or practice to time annual option grants to our executives in coordination with the release of material non-public information. While we have historically made option grants twice annually, the compensation committee retains the discretion to make additional awards to employees, including named executive officers, at other times, in connection with the initial hiring of a new officer, for retention purposes or otherwise. During 2009, the compensation committee determined to grant a larger percentage of options in January and a smaller percentage of options in June in order to provide an incentive to employees to complete the analysis of the maribavir clinical data in a timely manner and to provide an incentive to employees during the critical early stages of the commercial launch of Cinryze.

In determining the number of stock options to be granted to executives, we take into account the individual’s position, scope of responsibility, ability to affect our performance, profits and stockholder value, peer group practice, the individual’s historic and recent performance and the value of stock options in relation to other elements of the individual executive’s total compensation. The compensation committee also considers the cost of equity awards and the projected impact on stockholder dilution. The target long-term incentive award values are set slightly above the median range of the survey and peer group data. The compensation committee believes that setting compensation in these ranges is appropriate because it is consistent with the compensation committee’s objective to make a significant portion of the pay for our named executive officers performance based. The responsibilities of Mr. Milano as our chief executive officer and Mr. Soland as our chief operating officer result in additional option grants. The remaining named executive officers receive an equivalent number of options.

In January 2009, the compensation committee awarded Mr. Milano options to purchase 84,000 shares of common stock. Also in January 2009, the compensation committee awarded our chief operating officer options to purchase 75,000 shares of common stock and granted all of the other named executive officers options to purchase 60,000 shares of common stock. Each of the January grants were made at an exercise price of $13.50. In June 2010, the compensation committee awarded Mr. Milano options to purchase 56,000 shares of common stock. Also in June, the compensation committee awarded our chief operating officer options to purchase 50,000 shares of common stock and granted all of the other named executive officers options to purchase 40,000 shares of common stock. Each of the June option grants were made at an exercise price of $5.91.

During the second quarter of 2010, the compensation committee engaged Mercer to evaluate current trends in the utilization of equity compensation, including the use of stock options, restricted stock and restricted stock units. The compensation committee intends to evaluate the data to be presented by Mercer in connection with making equity grants in June 2010.

Other Compensation. We provide the following benefits to our executive officers generally on the same basis as the benefits provided to all employees:

•	Health, vision and dental insurance;

•	Life insurance;

•	Disability insurance;

•	401(k) with company match; and

•	Employee stock purchase plan providing for the opportunity to purchase our common stock at a discount to market price.

We believe that these benefits are consistent with those offered by other companies, specifically those provided by our peers. Occasionally, certain executives separately negotiate other benefits in addition to the benefits described above, such as reimbursement of relocation expenses. No such additional benefits were provided in 2009.

2010 Direct Compensation Actions for Our Named Executive Officers

We do not have employment agreements with any of our executive officers. Base salaries for each of our executive officers are reviewed and approved on at least an annual basis by the compensation committee and ratified by the board of directors. The following table reflects the compensation actions taken as of January 2010.

	Base Salary		Cash Bonus Target	Equity Awards
Name	2010 Salary	% Change	2010 Target	Stock Options
Vincent J. Milano	$517,500	3.5%	50%	180,000
Colin Broom	$367,426	3.5%	50%	100,000
Thomas F. Doyle	$341,550	3.5%	50%	125,000
Robert Pietrusko	$362,251	3.5%	50%	100,000
Charles A. Rowland	$351,900	3.5%	50%	100,000
Daniel Soland	$377,775	3.5%	50%	125,000

Tax and Accounting Considerations for Executive Compensation

The compensation paid to our executives is generally subject to taxation at ordinary rates and no particular attempt is made to alter that result. We do, however, attempt to structure our arrangements so that our executives are not subject to tax penalties (such as additional taxes arising under Section 409A of the Internal Revenue Code), although our efforts in this regard have not materially affected the terms of our compensation arrangements.

Section 162(m) of the Internal Revenue Code of 1986, as amended, generally denies a federal income tax deduction for certain compensation exceeding $1,000,000 paid to the named executive officers, excluding, among other things, certain performance-based compensation. Through December 31, 2009, this provision has not affected our tax deductions, and we believe that, at the present time, it is unlikely, although possible, that the compensation paid to any of our employees in a taxable year which is subject to the deduction limit will exceed $1,000,000. The compensation committee has not purposefully altered its compensation approach to conform to the requirements of available Section 162(m) exemptions, although historically, all stock option awards made under our equity compensation plans were structured and administered in a manner intended to comply with the performance-based exception to Section 162(m). The compensation committee intends to continue to evaluate the effects of the statute and any applicable regulations in the future to ensure that the application of the statute and these regulations are consistent with our best interests.

We include the accounting impact of equity awards as required by the accounting standards for share based compensation in our financial statements. The non-cash accounting charge for equity compensation has not been a primary factor considered in determining the size of individual awards or the equity awards granted to employees, consultants and directors company-wide. We endeavor to design our equity incentive awards conventionally, so that they are accounted for under standard governing equity-based arrangements and, more specifically, so that they are afforded fixed treatment under those standards. We have not, however, materially altered the design of our awards as a result of recent changes to the standard for accounting for equity-based compensation. We will continue to carefully quantify and monitor the non-cash accounting expense of our equity programs.

Change of Control Agreements, Severance Agreement and Severance Plan

We do not have employment agreements with our executive officers, however, we have entered into change of control agreements with our executive officers.

The compensation committee believes that the change of control agreements are an important part of our overall compensation program for our executive officers. The compensation committee believes that these agreements will help to secure the continued employment and dedication of our executive officers, notwithstanding any concern that they might have at such time regarding their own continued employment, prior to or following a change of control. The compensation committee also believes that these agreements are important as a recruitment and retention device, as most of the companies in our peer group with which we compete for executive talent have similar agreements in place for their executive officers. For a more detailed discussion of the terms of these agreements, including the amounts payable under these agreements to our named executive officers, please refer to the section “2009 Potential Payments Upon Termination or Change of Control” on page 37.

Our equity incentive plans under which we have issued equity awards to our employees provide for accelerated vesting of stock under certain circumstances in connection with a change of control of us. If a change of control occurs and the equity incentive plan is not continued by a successor corporation, all unvested options become vested for employees who have been employed by us for at least two years, and 50% of such unvested options become vested for employees with less than two years of service.

•

If a change of control occurs and our plan is continued by a successor corporation, or if our participants receive equivalent, substituted stock options or restricted shares in a successor corporation, then if the participant is not offered substantially equivalent employment with the successor corporation, all unvested options become vested for employees who have been employed by us for at least two years, and 50% of such unvested options become vested for employees with less than two years of service.

•

If any participant is offered substantially equivalent employment with the successor corporation, both in terms of duties and compensation, then his or her options will not be subject to accelerated vesting and the restrictions on his or her restricted shares will not lapse. If that participant’s employment with the successor corporation is terminated during the six month period following the change of control, however, then any unvested options and restricted shares held as of the date of termination will be treated in the manner described above (i.e., all options will vest and the restrictions on all restricted shares will lapse if the participant was employed for at least two years; 50% of the options will vest and the restrictions on 50% of the restricted shares will lapse if the participant was employed for less than two years).

The following report of the compensation committee will not be deemed incorporated by reference by any general statement incorporating by reference this proxy statement into any filing under the Securities Act of 1933, as amended, or under the Securities Exchange Act of 1934, as amended, except to the extent that we specifically incorporate this information by reference. The following report shall not otherwise be deemed filed under such acts.

REPORT OF THE COMPENSATION COMMITTEE

The compensation committee of the board of directors has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on that review and discussions, the compensation committee recommended to the board of directors that the Compensation Discussion and Analysis be included in this annual report on Form 10-K/A.

MEMBERS OF THE COMPENSATION COMMITTEE

Robert J. Glaser (Committee Chairman)
William D. Claypool, M.D.

December 3, 2010

Executive Compensation

The following table provides information on the compensation during the fiscal year ended December 31, 2009 of our chief executive officer, chief financial officer and our four other most highly compensated executive officers as of the end of fiscal year.

Summary Compensation Table

Name & Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)(2)	Change in Pension Valued and NQDC Earnings ($)	All Other Compensation ($)(3)	Total ($)
Vincent J. Milano	2009	$500,000	—	—	$1,006,157	$244,972	—	$3,750	$1,754,879
Chief Executive Officer(4)	2008	$430,000	—	—	$1,071,572	$231,770	—	$3,750	$1,737,092
	2007	$315,000	—	—	$1,215,165	$141,750	—	$3,750	$1,675,665
Charles A. Rowland(5)	2009	$340,000	—	—	$718,684	$172,640	—	$3,334	$1,234,658
VP, Chief Financial Officer	2008	$50,000	—	—	$837,820	$27,625	—	$—	$915,445
	2007	—	—	—	—	—	—	$—	—
Colin Broom	2009	$355,000	—	—	$718,684	$177,441	—	$3,750	$1,254,875
VP, Chief Scientific Officer	2008	$337,000	—	—	$574,097	$193,775	—	$3,750	$1,108,622
	2007	$327,000	—	—	$923,640	$142,245	—	$3,750	$1,396,635
Thomas F. Doyle	2009	$330,000	—	—	$718,684	$177,446	—	$3,750	$1,229,880
VP, Strategic Initiatives	2008	$301,000	—	—	$574,097	$173,075	—	$3,750	$1,051,922
	2007	$290,000	—	—	$923,640	$134,850	—	$2,523	$1,351,013
Robert Pietrusko(6)	2009	$350,000	—	—	$718,684	$180,282	—	$3,750	$1,252,716
VP, Regulatory	2008	$328,300	—	—	$574,097	$188,773	—	$3,750	$1,094,920
	2007	$193,735	—	—	$1,335,280	$93,009	—	$94,729	$1,716,753
Daniel Soland	2009	$365,000	—	—	$898,355	$193,360	—	$3,750	$1,460,465
VP, Chief Operating Officer	2008	$330,000	—	—	$765,422	$192,225	—	$3,750	$1,291,397
	2007	$260,000	—	—	$923,640	$117,000	—	$3,750	$1,304,390

(1)	These columns show the grant date fair value of awards computed in accordance with stock-based compensation accounting rules (FASB ASC Topic 718). A discussion of assumptions used in calculating award values may be found in Note 12 to our 2009 audited financial statements in our Form 10-K.
(2)	The amounts shown in this column constitute awards earned in 2009 under the 2009 Cash Bonus Plan; amounts earned were paid in January 2010. For a further discussion of these awards, see the Compensation Discussion and Analysis beginning on page 22 of this proxy statement.
(3)	Represents contributions made by us on behalf of such person to our 401(k) plan for each of the named executives other than Robert Pietrusko. The amounts shown in this column for Dr. Pietrusko include contributions made by us on his behalf to our 401(k) plan of $1,108 and reimbursement of $93,621 of relocation expenses in 2007 including all moving expenses related to the relocation of his residence and paying for the closing costs on both the sale of his existing home in Massachusetts and the closing costs associated with the purchase of a new home in Pennsylvania.
(4)	Mr. Milano assumed the role of chief executive officer on March 31, 2008. Prior thereto he served as our chief operating officer and chief financial officer.
(5)	Mr. Rowland joined the company in October 2008 and his salary and cash bonus payment for 2008 were prorated to reflect the length of his employment during the fiscal year.
(6)	Dr. Pietrusko joined the company in April 2007 and his salary and cash bonus payment for 2007 were prorated to reflect the length of his employment during the fiscal year.

Base Salary and Incentive Plan Cash Bonus as a Proportion of Total Compensation

The following table sets forth the base salary and incentive plan cash bonus as a proportion of total compensation for each of the named executive officers in 2009:

	Base Salary plus Bonus	Total Compensation	Base Salary and Bonus as a Proportion of Total Compensation
Vincent J. Milano	$744,972	$1,754,879	42.4%
Colin Broom	$532,441	$1,254,875	42.4%
Thomas F. Doyle	$507,446	$1,229,880	41.3%
Robert Pietrusko	$530,282	$1,252,716	42.3%
Charles A. Rowland	$512,640	$1,234,658	41.5%
Daniel Soland	$558,360	$1,460,465	38.2%

Grants Of Plan Based Awards

Name	Grant Date	Estimated Future Payouts Under Non-Equity Incentive Plan Awards(1)			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Securities of Underlying Options (#)(2)	Exercise or Base Price of Option Awards ($/Sh)		Grant Date Fair Value of Stock and Option Awards ($)
		Threshold ($)	Target ($)	Maximum ($)	Threshold ($)	Target ($)	Maximum ($)
Vincent J. Milano,	N.A.	—	$250,000	$312,500
Chief Executive Officer	6/11/2009								56,000		$5.91		$233,542
	1/08/2009								84,000		$13.50		$772,615
Charles A. Rowland,	N.A.	—	$170,000	$212,500
VP, Chief Financial Officer	6/11/2009 1/08/2009								40,000 60,000	$ $	5.91 13.50	$ $	166,816 551,867
Colin Broom,	N.A.	—	$177,500	$221,875
VP, Chief Scientific Officer	6/11/2009								40,000		$5.91		$166,816
	1/08/2009								60,000		$13.50		$551,867
Thomas F. Doyle,	N.A.	—	$165,000	$206,250
VP, Strategic Initiatives	6/11/2009								40,000		$5.91		$166,816
	1/08/2009								60,000		$13.50		$551,867
Daniel Soland,	N.A.	—	$182,500	$228,125
VP, Chief Operating Officer	6/11/2009								50,000		$5.91		$205,520
	1/08/2009								75,000		$13.50		$689,834
Robert Pietrusko	N.A.	—	$175,000	$218,750
VP, Regulatory	6/11/2009								40,000		$5.91		$166,816
	1/08/2009								60,000		$13.50		$551,867

(1)	Represents the range of possible payments under the Cash Bonus Plan. For 2009, the compensation committee granted awards to the named executive officers under the Cash Bonus Plan, all of which are reported as Non-Equity Incentive Plan Compensation in the 2009 Summary Compensation Table located on page 33 of this proxy statement.
(2)	Consists of stock options awarded during 2009 under our 2005 Equity Incentive Plan. The stock option awards vest 25% on each of the first four anniversaries of the grant date. The stock options have a ten-year term and an exercise price equal to the closing market price of the our common stock on the date of grant.

Stock Option Grants: The stock options granted in fiscal year 2009 to the named executive officers have an exercise price equal to the fair market value of our common stock on the day of grant, vest over a four-year period with 25% vesting on each twelve month anniversary of the grant date, subject to continued employment, and expire ten years after the date of grant. Fair market value is defined to be the closing sale price during regular trading hours of a share of our common stock on the date of grant as reported on the NASDAQ Stock Market. In determining the number of stock options to be granted to executives, our compensation committee takes into account the individual’s position, scope of responsibility, ability to affect profits and stockholder value, peer group practice, the individual’s historic and recent performance and the value of stock options in relation to other elements of the individual executive’s total compensation. The compensation committee also considers the cost of equity awards and the projected impact on shareholder dilution.

Cash Bonus Plan Awards: During 2009, the compensation committee approved the awards under our Cash Bonus Plan, which provided our executive officers, including our chief executive officer, with the opportunity to earn a cash incentive award if certain pre-established objectives were attained. For 2009, each of our executive officers other than our chief executive officer earned a bonus amount that was at or above the target bonus levels established under the Cash Bonus Plan. Our chief executive officer received a bonus equal to 95% of our target bonus level established under the Cash Bonus Plan. The bonus amounts earned by our executive officers are reported as “Non-Equity Incentive Plan Compensation” in the 2009 Summary Compensation Table above.

Outstanding Equity Awards At Fiscal Year End

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable(1)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights that Have Not Vested (#)
Vincent J. Milano,	0	56,000		$5.91	6/11/2019
VP, Chief Executive Officer	0	84,000		$13.50	01/8/2019
	28,750	86,250		$9.99	06/13/2018
	6,250	18,750		$9.96	0 1/11/2018
	25,000	25,000		$13.97	06/15/2017
	27,500	27,500		$15.24	01/12/2017
	45,000	15,000		$8.71	08/03/2016
	45,000	15,000		$19.73	01/17/2016
	40,000	0		$7.05	06/21/2015
	60,000	0		$3.14	01/21/2015
	100,000	0		$3.55	01/15/2014
	30,000	0		$2.09	0 7/22/2013
	1	0		$0.99	10/10/1012
	20,000	0		$3.93	04/16/2012
	10,000	0		$20.16	0 1/14/2012
	8,000	0		$29.37	07/24/2011
	10,000	0		$14.12	01/01/2011
	21,000	0		$37.12	01/03/2010
Charles A. Rowland,	0	40,000		$5.91	06/11/2019
VP, Chief Financial Officer	0	60,000		$13.50	01/08/2019
	15,000	85,000		$11.96	10/20/2018
Colin Broom,	0	40,000		$5.91	06/11/2019
VP, Chief Scientific Officer	0	60,000		$13.50	01/08/2019
	13,750	41,250		$9.99	06/13/2018
	5,000	15,000		$9.96	01/11/2018
	20,000	20,000		$13.97	06/15/2017
	20,000	20,000		$15.24	01/12/2017
	37,500	15,000		$8.71	08/0/3/2016
	30,000	10,000		$19.73	01/17/2016
	40,000	0		$7.05	06/21/2015
	44,616			$3.14	01/21/2015
	150,000	0		$1.84	05/10/2014

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable(1)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights that Have Not Vested (#)
Thomas F. Doyle,	0	40,000		$5.91	06/11/2019
VP, Strategic Initiatives	0	60,000		$13.50	01/08/2019
	13,750	41,250		$9.99	06/13/2018
	5,000	15,000		$9.96	01/11/2018
	20,000	20,000		$13.97	06/15/2017
	20,000	20,000		$15.24	01/12/2017
	37,500	15,000		$8.71	08/03/2016
	30,000	10,000		$19.73	01/17/2016
	40,000	0		$7.05	06/21/2015
	60,000	0		$3.14	01/21/2015
	100,000	0		$3.55	01/15/2014
	30,000	0		$2.09	07/22/2013
	20,000	0		$3.93	04/16/2012
	10,000	0		$20.16	01/14/2012
	8,000	0		$29.37	07/24/2011
	10,000	0		$14.12	01/01/2011
	21,000	0		$37.12	01/03/2010
Daniel Soland,	0	50,000		$5.91	06/11/2019
VP, Chief Commercial Officer	0	75,000		$13.50	01/08/2019
	20,000	60,000		$9.99	06/13/2018
	20,000	20,000		$15.24	01/12/2017
	75,000	25,000		$12.83	11/06/2016
Robert Pietrusko,	0	40,000		$5.91	06/11/2019
VP, Regulatory	0	60,000		$13.50	01/08/2019
	13,750	41,250		$9.99	06/13/2018
	5,000	15,000		$9.96	01/11/2018
	7,000	7,000		$13.97	06/15/2017
	50,000	50,000		$15.08	04/30/2017

(1)	Option awards vest as follows:

(a)	Grants with expiration dates in the years 2010, 2011, 2012, 2013, 2014 and 2015 are fully vested.

(b)	All other grants vest one-fourth on the first anniversary of the date of grant, one-fourth on the second anniversary of the date of grant, one-fourth on the third anniversary of the date of grant and one-fourth on the fourth anniversary of the date of grant. Grants with expiration dates in 2016 are 75% vested, grants with expiration dates in 2017 are 50% vested, grants with expiration dates in 2018 are 25% vested and grants with expiration dates in years after 2018 have not vested at all.

(c)	All option awards have a term of 10 years.

Option Exercises And Stock Vested

Name and Principal Position	Option Awards		Stock Awards
	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Vincent J. Milano,	22,500	$42,187.50	—	—
Chief Executive Officer
Charles A. Rowland,	—	—	—	—
VP, Chief Financial Officer
Colin Broom,	—	—	—	—
VP, Chief Scientific Officer
Thomas F. Doyle,	22,500	$42,187.50	—	—
VP, Strategic Initiatives
Daniel Soland,	—	—	—	—
VP, Chief Operating Officer
Robert Pietrusko	—	—	—	—
VP, Global Quality and Regulatory

2009 Potential Payments Upon Termination Or Change of Control

Agreements with our Named Executive Officers

In this section, we describe payments that may be made to our named executive officers upon several events of termination, including termination in connection with a change of control. The payment amounts discussed and in the table below reflect the payments that would have been due to the named executive officers had the termination or change of control event occurred on December 31, 2009. The information in this section does not include information relating to payments and benefits provided on a nondiscriminatory basis to salaried employees generally upon termination of employment. On December 31, 2009, the last reported sale price of our common stock on the NASDAQ Stock Market was $8.39 per share. Actual amounts payable would vary based on the date of the named executive officer’s termination of employment and can only be finally determined at that time.

We have entered into change of control agreements with each of our named executive officers. If a named executive officer is terminated (i) by the company without cause, (ii) on account of the named executive officers’ death or disability, or (iii) by the named executive officer for good reason, within 24 months after a change of control or 90 days prior to a change of control, then the employee will be entitled to the following severance payments or benefits:

•	A lump sum payment equal to 200% of a named executive officers’ base salary in effect at the time of termination.

•	A lump sum payment equal to two times a named executive officers’ target bonus in effect at the time of termination, assuming 100% of the target bonus amount is paid.

•

For a period of 18 months commencing from the date of termination, the company will waive all applicable premiums due for the company portion of the group health continuation coverage elected by the named executive officer and their dependents (if applicable) under COBRA.

Any of the following situations would constitute a “change of control” under the change of control agreements:

•	a dissolution or liquidation of us;

•	a sale or otherwise disposition of all or substantially all of our assets;

•	a merger or consolidation where more than 50% of the combined voting power of our outstanding securities is transferred;

•

the acquisition by any person or entity of the beneficial ownership of securities representing 50% or more of the combined voting power of our then outstanding voting securities unless certain procedures have occurred; or

•

a change in the composition of our board of directors over a period of twelve months or less such that a majority of the board members ceases to be comprised of individuals who either (i) have been board members continuously since the beginning of such period, or (ii) have been elected or nominated for election as board members during such period by at least a 60% majority of the board members described in clause (i) who were still in office at the time such election or nomination was approved by the board.

A termination of a named executive officer for “cause” will not trigger any severance liability to a named executive officer under the change of control agreement. “Cause” is when an employee has engaged in any act of fraud, embezzlement, or any other serious criminal conduct that adversely affects the company, committed intentionally by the employee in connection with employee’s employment or the conviction, or plea of guilty or nolo contendere to, any felony.

For our named executive officers, a resignation for “Good Reason” includes: (i) a material diminution in the employee’s authority, duties or responsibilities; (ii) a change in the location of the facility at which employee is required to perform his or her duties is more than 50 miles from Exton, Pennsylvania, unless such new location does not increase the employee’s commuting time; (iii) a reduction of five percent (5%) or more in either of the employee’s base salary or the amount of the employee’s target bonus; or (iv) our failure to pay or make available any material payment or benefit due under the agreement or any other material breach by us of the agreement.

However, the above events or conditions will constitute Good Reason only if (i) such event or condition occurs during the period beginning 90 days immediately preceding a Change of Control and ending 24 months thereafter and (ii) the employee provides the company with written objection to the event or condition within 60 days following the occurrence thereof, the company does not reverse or otherwise cure the event or condition within 30 days of receiving that written objection and the employee resigns employee’s employment within 90 days following the expiration of that cure period.

The foregoing severance payments and benefits payable upon termination of employment to each named executive officer are conditioned on the execution of a written release and non-disparagement agreement. In addition, all of our named executive officers are bound by restrictive covenant which are a condition of the severance payments and benefits. Specifically, during the term of each executive’s employment with us and for a period of one year beginning on the later of (i) termination of employment or (ii) the date of the change of control, each named executive officer is bound by non-competition and non-solicitation restrictive covenants.

In the event any severance payments or benefits to our named executive officers would constitute an excess parachute payment within the meaning of section 280G of the Code and be subject to the excise tax imposed by section 4999 of the Code, the affected named executive officer’s will be entitled to the greater of (on a net after-tax basis including the excise tax): (i) the largest amount of the payment that would result in no portion of the payment or benefit being subject to the excise tax under section 4999 of the Code, or (ii) the entire payment or benefit without any reduction to avoid the excise tax.

In July 2002, we adopted the ViroPharma Incorporated Severance Pay Plan, which is intended to provide separation benefits to certain of our employees in the event that they are separated from employment involuntarily. The Severance Pay Plan is administered by the compensation committee of our board of directors. In general, any person who is regularly employed by us for 30 or more hours per week is eligible for salary continuation and COBRA continuation coverage in an amount that is determined by the administrator, in its sole discretion, prior to an employee’s separation from employment. In exchange for these benefits, the employee will release us from any obligations we may have incurred in connection with the employee’s employment with us.

The following table summarizes the amounts payable to each of our named executive officers based on the items described above with respect to each of the events set forth in the table.

Named Executive Officer	Benefits	Involuntary Termination without Cause, Termination Due to Death or Disability, or For Good Reason in Connection with a Change of Control
Vincent J. Milano	Cash Severance(1)	$1,500,000
	Continued Welfare(2)	$34,782
	Acceleration Value of Stock Options(3)	$138,880
	Gross-Up Payment(6)	$0

	Total Value	$1,673,662
Charles A. Rowland	Cash Severance(1)	$1,020,000
	Continued Welfare(2)	$34,782
	Acceleration Value of Stock Options(4)	$99,200
	Gross-Up Payment(6)	$0

	Total Value	$1,153,982
Colin Broom	Cash Severance(1)	$1,065,000
	Continued Welfare(2)	$34,782
	Acceleration Value of Stock Options(4)	$99,200
	Gross-Up Payment(6)	$0

	Total Value	$1,198,982

Thomas F. Doyle	Cash Severance(1)	$990,000
	Continued Welfare(2)	$34,782
	Acceleration Value of Stock Options(4)	$99,200
	Gross-Up Payment (6)	$0

	Total Value	$1,123,982
Daniel Soland	Cash Severance(1)	$1,095,000
	Continued Welfare(2)	$34,782
	Acceleration Value of Stock Options(5)	$136,400
	Gross-Up Payment(6)	$0

	Total Value	$1,266,182
Robert Pietrusko	Cash Severance(1)	$1,120,000
	Continued Welfare(2)	$34,782
	Acceleration Value of Stock Options(4)	$99,200
	Gross-Up Payment(6)	$0

	Total Value	$1,253,982

(1)	This amount is equal to (i) 200% of base salary, plus (ii) two times the target bonus, assuming 100% of the target bonus is paid, for each named executive officer as in effect on December 31, 2009.
(2)	This amount is equal to COBRA continuation coverage based on 102% of the monthly medical costs for family coverage under our Personal Choice 20 Medical Plan, such amount being $1,932.35, multiplied by 18 months.
(3)	This amount represents the value of unvested stock options to purchase an aggregate of 56,000 shares of common stock, based on the difference between the exercise price of the options and $8.39, the closing price of our common stock on December 31, 2009. The actual value realized will vary depending on the date the options are exercised.
(4)	This amount represents the value of unvested stock options to purchase an aggregate of 40,000 shares of common stock, based on the difference between the exercise price of the options and $8.39, the closing price of our common stock on December 31, 2009. The actual value realized will vary depending on the date the options are exercised.
(5)	This amount represents the value of unvested stock options to purchase an aggregate of 55,000 shares of common stock, based on the difference between the exercise price of the options and $8.39, the closing price of our common stock on December 31, 2009. The actual value realized will vary depending on the date the options are exercised.
(6)	None of our named executive officers are entitled to “gross up” payments. In the event any severance payments or benefits to our named executive officers would constitute an excess parachute payment within the meaning of section 280G of the Code and be subject to the excise tax imposed by section 4999 of the Code, the affected named executive officer’s will be entitled to the greater of (on a net after-tax basis including the excise tax): (i) the largest amount of the payment that would result in no portion of the payment or benefit being subject to the excise tax under section 4999 of the Code, or (ii) the entire payment or benefit without any reduction to avoid the excise tax. Based on the analysis conducted as of December 31, 2009, the total payments for Messrs. Pietrusko, Rowland and Soland would be subject to an excise tax. Mr. Soland would be in a better net after-tax position by reducing his payments to avoid the excise tax under section 4999 of the Code, such reduced amount being $1,016,620. Dr. Pietrusko and Mr. Rowland would not be in a better net after-tax position by reducing their payments.

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

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

The current members of the compensation committee are Mr. Glaser and Dr. Claypool. Neither of these individuals were at any time during fiscal year 2009 an officer or employee of ours or has any relationship that is required to be disclosed pursuant to the rules of the Securities and Exchange Commission. Furthermore, none of our executive officers serves on the board of directors or compensation committee of any entity that has an executive officer serving as a member of our board of directors or compensation committee.

TRANSACTIONS WITH RELATED PERSONS, PROMOTERS AND CERTAIN

CONTROL PERSONS

Transactions with Related Persons

Since January 1, 2009, there were not any transactions, nor are there currently any proposed transactions, in which we were or are to be a participant and the amount involved exceeds $120,000, and in which any related person had or will have a direct or indirect material interest.

Review, Approval or Ratification of Transactions with Related Persons

The audit committee of our board of directors is responsible for reviewing and recommending action to the board of directors regarding potential material transactions with related persons, including any of our directors or executive officers, certain of our stockholders and their immediate family members. This obligation is set forth in writing in our Audit Committee Charter, a copy of which is available on our Internet website at www.viropharma.com.

To identify related party transactions, each year, we require our directors and officers to complete director and officer questionnaires identifying any transactions with us in which the officer or director or their family members have an interest. We review related party transactions due to the potential for a conflict of interest. A conflict of interest occurs when an individual’s private interest interferes, or appears to interfere, in any way with our interests or the interests of our stockholders. Our Code of Business Conduct and Ethics requires all directors, officers and employees who may have a potential or apparent conflict of interest to immediately notify our General Counsel.

We expect our directors, officers and employees to act and make decisions that are in our best interests and encourage them to avoid situations which present a conflict between our interests or the interests of our stockholders and their own personal interests. Our directors, officers and employees are prohibited from taking any action that may make it difficult for them to perform their duties, responsibilities and services to us in an objective and fair manner.

A copy of our Code of Business Conduct and Ethics is available on our Internet website at www.viropharma.com by selecting “Investors” and then “Corporate Governance”.

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
Vincent J. Milano President, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Capacity	Date

/S/ VINCENT J. MILANO	President, Chief Executive Officer (Principal Executive Officer)	December 3, 2010
Vincent J. Milano

/S/ CHARLES A. ROWLAND, JR.	Chief Financial Officer (Principal Financial Officer)	December 3, 2010
Charles A. Rowland, Jr.

/S/ RICHARD S. MORRIS	Chief Accounting Officer and Controller (Principal Accounting Officer)	December 3, 2010
Richard S. Morris

/S/ VINCENT J. MILANO	Chairman of the Board	December 3, 2010
Vincent J. Milano

*	Director	December 3, 2010
Paul A. Brooke

*	Director	December 3, 2010
William Claypool, M.D.

*	Director	December 3, 2010
Michael R. Dougherty

*	Director	December 3, 2010
Robert J. Glaser

*	Director	December 3, 2010
John R. Leone

*	Director	December 3, 2010
Howard H. Pien

*	Director	December 3, 2010
Frank Baldino, Jr.

By signature set forth below, the undersigned, pursuant to the duly authorized powers of attorney filed with the Securities and Exchange Commission, has signed this amendment no. 1 to annual report on Form 10-K/A on behalf of the persons indicated.

*By:	/s/ VINCENT J. MILANO
Vincent J. Milano President, Chief Executive Officer