Form 10-K
period 2010-12-31
VIROPHARMA INC
filed 2011-02-24
CIK 946840

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2010

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

Large Accelerated Filer  ☒                      Accelerated Filer  ☐                      Non-accelerated filer  ☐                      Smaller Reporting Company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The approximate aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $761.4 million as of June 30, 2010, based upon the closing sale price per share of the Common Stock as quoted on the Global Market segment of the NASDAQ Stock Market on that date.

The number of shares of the registrant’s Common Stock outstanding as of February 11, 2011 was 78,189,666 shares.

DOCUMENTS INCORPORATED BY REFERENCE

As stated in Part III of this Annual Report on Form 10-K, portions of the registrant’s definitive proxy statement for the registrant’s 2011 Annual Meeting of Stockholders scheduled to be held on May 23, 2011 are incorporated by reference in Part III of this Annual Report on Form 10-K.

VIROPHARMA INCORPORATED

FORM 10-K ANNUAL REPORT

For Fiscal Year Ended December 31, 2010

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

ViroPharma Incorporated and subsidiaries is a global biotechnology company dedicated to the development and commercialization of products that address serious diseases, with a focus on products used by physician specialists or in hospital settings. We intend to grow through sales of our marketed products, through continued development of our product pipeline, expansion of sales into additional territories outside the United States, through potential acquisition or licensing of products and product candidates and the acquisition of companies. We expect future growth to be driven by sales of Cinryze, both domestically and internationally, and by our primary development programs, including C1 esterase inhibitor and a non-toxigenic strain of C. difficile (VP20621).

We market and sell Cinryze in the United States for routine prophylaxis against angioedema attacks in adolescent and adult patients with hereditary angioedema (HAE). Cinryze is a C1 esterase inhibitor therapy for routine prophylaxis against HAE, also known as C1 inhibitor (C1-INH) deficiency, a rare, severely debilitating, life-threatening genetic disorder. Cinryze was obtained in October 2008, when we completed our acquisition of Lev Pharmaceuticals, Inc. (Lev). In January 2010, we acquired expanded rights to commercialize Cinryze and future C1-INH derived products in certain European countries and other territories throughout the world as well as rights to develop future C1-INH derived products for additional indications. In March 2010, our Marketing Authorization Application (MAA) for Cinryze for acute treatment and prophylaxis against HAE was accepted by the European Medicines Agency (EMA). We intend to seek to commercialize Cinryze in Europe in 2011 in countries where we have distribution rights. We are currently evaluating our commercialization plans in additional territories. We also intend to conduct ViroPharma sponsored studies and support investigator-initiated studies (IIS) to identify further therapeutic uses and potentially expand the labeled indication for Cinryze to include other C1 mediated diseases, such as Antibody-Mediated Rejection (AMR) and Delayed Graft Function (DGF). Additionally, we are currently undertaking studies on the viability of subcutaneous administration of Cinryze.

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

Our product development portfolio is primarily focused on two programs, C1 esterase inhibitor [human] and VP20621. We are working on developing further therapeutic uses; potential additional indications in other C1 mediated diseases, and alternative modes of administration for C1 esterase inhibitor. We are also developing VP20621 to prevent recurrence of CDI using a novel non-antibiotic approach. On August 6, 2009 we announced that dosing had begun in the Phase 1 clinical trial for VP20621 to determine the safety and tolerability of VP20621 dosed orally as a single and as repeat escalating doses in healthy young and older adults. We have successfully completed our Phase 1 clinical trial, filed an IND in December of 2010 and anticipate moving the compound into a Phase 2 clinical trial in the first half of 2011.

In addition to these programs, we have several other assets in which we may make additional investments. These investments will depend on our assessment of the potential future commercial success of or benefits from the asset. On May 28, 2010 we acquired Auralis Limited, a UK based specialty pharmaceutical company. The acquisition of Auralis provides us with the opportunity to accelerate our European commercial systems for potential future product launches and additional business development acquisitions.

We intend to continue to evaluate in-licensing or other opportunities to acquire products in development, or those that are currently on the market. We plan to seek products that treat serious or life threatening illnesses with a high unmet medical need, require limited commercial infrastructure to market, and which we believe will provide both revenue and earnings growth over time.

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

The following chart generally describes our approved products:

Product	Marketplace	Disease	Program Indication	Product Status
Cinryze - IV	US	HAE	Prophylaxis	Marketed
Vancocin	US	CDI	Treatment	Marketed

The following chart generally describes our investigational products:

Product	Marketplace	Disease	Proposed Indication	Product Status
C1 esterase inhibitor [human] – IV	EU	HAE	Prophylaxis and acute	MAA filed
C1 esterase inhibitor [human] – IV	ROW*	HAE	Prophylaxis and acute	Prefiling
Non-toxigenic strain of C. difficile (VP20621)	Worldwide	CDI	Treatment and prevention	Entering Phase 2
C1 esterase inhibitor [human] – subcutaneous administration	Worldwide	HAE	Prophylaxis	Phase 2
C1 esterase inhibitor [human] – IV	Worldwide	Additional indications under evaluation		Preclinical

*	ROW is defined in the Strategic Relationships section of the document.

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

HAE is caused by a defective gene for C1 inhibitor (C1-INH), and this defect is passed on in families, such that a child has a 50% chance of inheriting this disease if one parent is affected. The absence of family history, however, does not rule out HAE diagnosis, and as many as 20% of HAE cases involve patients who appear to have had a spontaneous mutation of the C1-INH gene. This genetic defect results in the production of either inadequate levels or poorly functioning C1-INH protein.

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

Cinryze is the only FDA approved C1-INH product for prevention of HAE attacks. Prior to the approval of Cinryze, patients who experience more than one attack per month have historically been treated with anabolic steroids that reduce the frequency of attacks of edema. The most commonly used steroids are alpha-alkylated androgens. Use of such anabolic steroids can have numerous side effects ranging from hepatotoxicity (liver toxicity), virilization (development of male sexual characteristics in a female), weight gain, acne and hirsutism (unwanted hair growth).

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

CDI is not a nationally reportable disease and as such it is difficult to estimate the actual incidence of disease with precision. Based on reports from the Centers for Disease Control and Prevention (CDC) and peer-reviewed publications, we estimate that at least 500,000 patients were affected by CDI in 2008. From 2004 to 2008, many clinicians reported treating increasing numbers of patients with severe CDI and increased mortality rates. Clinicians have also noted that some patients progressed from mild/moderate disease to severe disease or death more rapidly than had previously been observed. The overall incidence of CDI may have plateaued or even decreased since 2008, however reliable data on current incidence are limited.

Although the causes for this change in CDI remain under active investigation, the CDC has postulated that a combination of changes in antibiotic use and infection control practices, along with the emergence of a hypervirulent strain of C. difficile, are likely contributors to the increased incidence seen during the 2004 to 2008 time period. As of late 2008, this strain (referred to as the toxinotype III, BI, or NAP1/027 strain) has been identified in at least 40 states in the U.S.

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

In December 2008, FDA changed OGD’s 2006 bioequivalence recommendation, which we have opposed since its original proposal in March 2006, by issuing draft guidance for establishing bioequivalence to Vancocin which would require generic products that have the same inactive ingredients in the same quantities as Vancocin (“Q1 and Q2 the same”), and that meet certain other conditions, to demonstrate bioequivalence through comparative in vitro dissolution testing. Under this latest proposed method, any generic product that is not Q1 and Q2 the same as Vancocin would need to conduct an in vivo study with clinical endpoints to demonstrate bioequivalence with Vancocin. On August 4, 2009 the FDA’s Pharmaceutical Science and Clinical Pharmacology Advisory Committee voted in favor of the portion of the OGD’s 2008 draft guidelines on bioequivalence for Vancocin that restricts in vitro bioequivalence testing for generic products that are, among other things, Q1 and Q2 the same as Vancocin.

Product Pipeline

Our product development portfolio is primarily focused on two programs: Cinryze (C1 esterase inhibitor [human]) for management of hereditary angioedema and VP 20621 for the management of C. difficile infection (CDI). We are also working on developing alternative modes of administration for Cinryze and additional therapeutic uses for C1 esterase inhibitor in other complement-mediated diseases.

HAE Program

Cinryze IV – Outside the United States

In January 2010, we obtained expanded rights to commercialize Cinryze in certain countries in Europe and ROW as well as rights to develop future C1-INH derived products for additional indications. We intend to commercialize Cinryze in Europe when the product has received the EMA commission approval which we anticipate during 2011. HAE affects between 1 in 30,000 and 1 in 50,000 individuals in Europe. We are seeking approval to market intravenous (IV) Cinryze to patients in Europe for the treatment and prevention of angioedema attacks in patients with HAE. Part of this commercialization plan was obtaining Orphan Drug designation for Europe which was initially granted in October 2009.

C1-INH concentrate has been marketed to HAE patients for acute treatment in Europe for 25 years. Our ability to compete in this marketplace is contingent upon our success in differentiating Cinryze IV over existing CI-INH products.

We are currently in the process of identifying the steps necessary to launch in territories outside of the US and EU.

Cinryze IV – Other formulations and other complement-mediated diseases

We are currently evaluating with our partner Sanquin, the feasibility of other (non-IV) formulations and modes of administration for Cinryze. We have conducted a Phase 1 study utilizing subcutaneous administration of Cinryze, and results of this study supported the conduct of a Phase 2 study. In October 2010 we announced the completion of enrollment in this Phase 2 study which is designed to evaluate the safety, pharmacokinetics and pharmacodynamics of subcutaneous versus intravenous administration of Cinryze in adolescent and adult subjects with hereditary angioedema (HAE). The data from this Phase 2 study was supportive of advancement with the current formulation and we anticipate initiating a Phase 3 study in the later part of 2011. We are also evaluating a recombinant C1-INH technology which may be included in future clinical studies.

We continue to evaluate Cinryze for additional therapeutic applications and potential indications in other complement-mediated diseases. Our initial focus includes investigating Cinryze in transplant patients, and we anticipate initiation of a pilot study in the first quarter of 2011 to evaluate Cinryze for the treatment of antibody-mediated rejection following certain high-risk kidney transplants.

CDI Program

VP20621

In February 2006, we announced that we had entered into a licensing agreement with Dr. Dale Gerding, of the Hines VA, for the rights to develop a non-toxigenic strain of C. difficile (VP 20621) for the treatment and prevention of CDI. Under the license agreement, we are required to make royalty payments to Dr. Gerding based on a low single digit percentage of our net sales of the product. If certain milestones are achieved, we will be obligated to pay Dr. Gerding additional milestone payments if and when certain regulatory developments are achieved, in an aggregate amount equal to $850,000 in total, with no single milestone payment exceeding $250,000. The license agreement will remain in effect for ten years from the date any product is first commercialized, on a country-by-country basis, unless earlier terminated. The agreement contains a standard early termination provision which provides for early termination by either party in the event certain conditions have occurred, including, but not limited to, either party’s breach of the agreement, either party’s filing for bankruptcy or either party making an assignment for the benefit of its creditors.

We plan to initially focus our efforts on the opportunity to prevent recurrence of CDI, using oral administration of VP 20621 spores. According to published literature, approximately 20 to 30 percent of patients suffering from

CDI will have at least one episode of relapse of disease. The goal of this VP20621 program is to prevent such recurrence of disease using a novel non-antibiotic approach. The underlying concept of this approach is to first treat the disease with an effective product like Vancocin and eradicate the dangerous toxin-producing C. difficile which causes severe CDI. The treated patient could potentially then be dosed with oral VP20621 to re-colonize the GI tract and prevent the pathogenic C. difficile bacteria from re-infecting the colon until normal GI flora returns and the patient is no longer susceptible to disease.

In September 2010 we announced results of a completed Phase 1 study which was designed to determine the safety and tolerability of VP20621 dosed orally as single and repeat escalating doses in healthy young (18 to 45 years of age) and older (60 years of age and older) adults. After VP20621 was shown to be generally well tolerated following single and repeat doses in younger and older healthy subjects, we also performed repeat dosing in older adults following exposure to oral antibiotic. Subjects above 60 years of age were pre-dosed with oral vancomycin to disrupt their gastrointestinal flora and render them potentially susceptible to C. difficile colonization; these subjects were subsequently given either placebo or VP20621 doses of 10(4), 10(6), or 10(8) spores once daily for 14 days. The study demonstrated that VP20621 was generally well tolerated at all dose levels; there were no serious or severe adverse events, and no discontinuations from study drug due to adverse events. All 27 volunteers (100%) who were given VP20621 had positive non-toxigenic C. difficile stool cultures by day 6, suggesting that VP20621 rapidly colonizes the susceptible GI tract. No subject dosed with VP20621 tested positive for toxin-producing strains of C. difficile during the 28-day study period. By comparison, 5 of 9 subjects (56%) who received placebo (i.e. did not receive VP20621) tested positive for either toxin-negative or toxin-positive C. difficile during the study period. Based on these results, we anticipate moving the compound into a Phase 2 clinical trial for the prevention of recurrence of CDI in patients recently treated with an antibiotic for CDI. Separately, we are also evaluating the potential for VP20621 to be used as primary prevention for CDI in certain high-risk populations.

Other Assets

In addition to the marketed products and the programs described above, we have several other assets in which we may make additional investments. These investments will be dependent on our assessment of the potential future commercial success of or benefits from the asset. These assets include a compound for the treatment of acute pain, maribavir for CMV and a compound for the treatment of pediatric epilepsy.

Business Development

We intend to continue to evaluate in-licensing or other opportunities to acquire development stage or marketed products. We plan to seek products that treat serious or life threatening illnesses with a high unmet medical need, require limited commercial infrastructure to market, and that have the potential to provide both top and bottom line growth over time.

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

In May 2010, we acquired Auralis, a UK based specialist pharmaceutical company focused on ensuring the availability and appropriate formulation of important medicinal products which address unmet medical needs for £10 million Pounds Sterling ($14.5M US dollars) in upfront consideration. ViroPharma has agreed to pay an additional payment of £10 million Pounds Sterling (approximately $15.5 million based on the December 31, 2010 exchange rate) upon the first European Medicines Agency (EMA) regulatory approval of a product in late stage development.

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

As part of the merger consideration payable to the former stockholders of Lev, we agreed to make up to two CVR payments upon the achievement of regulatory and commercial targets. Only the second CVR as described below remains achievable. The target for the first CVR payment of $0.50 per share (or $87.5 million) will not be paid as a third party’s human C1 inhibitor product was approved for the acute treatment of HAE and granted orphan exclusivity. The second CVR payment of $0.50 per share ($87.5 million) becomes payable if Cinryze reaches at least $600 million in cumulative net product sales by October 2018 and we anticipate achieving this milestone in 2012.

Strategic Relationships

Cinryze and Sanquin

Pursuant to the terms a existing Distribution and Manufacturing Services Agreement between our subsidiary ViroPharma Biologics, Inc. (“VP Biologics”) with Stichting Sanquin Bloedvoorziening (Sanquin Blood Supply Foundation) (“Sanquin”) (the “Original Sanquin Agreement”), we held (i) the exclusive right to distribute, market, offer for sale, sell, import and promote C1-INH derived from human plasma (including Cinryze) manufactured by Sanquin for the treatment of HAE in all countries in North America and South America (other than the Dutch Overseas Territories, Argentina and Brazil) and Israel, and (ii) a right of first refusal to distribute, market, offer for sale, sell, import and promote C1-INH derived from human plasma manufactured by Sanquin for the treatment of HAE in certain other geographic regions and under certain conditions.

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

Also, on January 8, 2010 we obtained the exclusive rights to research, develop, import, use, sell and offer for sale C1-INH derived products (other than Cetor) worldwide, other than the Excluded Territory (as defined below) for all potential indications pursuant to a Manufacturing and Distribution Agreement (Europe and ROW) between our European subsidiary, ViroPharma SPRL (“VP SPRL”) and Sanquin (the “ROW Agreement”). The Excluded Territory includes (i) certain countries with existing distributors of Cinryze, Cetor and Cetor NF namely France, Ireland, the United Kingdom, Egypt, Iran, Israel, Indonesia, Turkey, Argentina and Brazil (the “Third Party Distributors”) and (ii) countries in which Sanquin has historically operated namely, Belgium, Finland, Luxemburg and The Netherlands (including the Dutch Overseas Territories) (the “Precedent Countries” and collectively, the “Excluded Territory”). In the event that any agreement with a third party distributor in the Excluded Territory is terminated, we have a right of first refusal to obtain the foregoing exclusive licenses to the C1-INH derived products with respect to such terminated country.

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

In addition, pursuant to the terms of the ROW Agreement, Sanquin may conduct certain early stage research programs (the “Early Stage Research Programs”), and we will provide to Sanquin €1,000,000 (approximately $1.3 million based on the December 31, 2010 exchange rate) per year for a period of five years to support such Early Stage Research Programs. We have a right of first refusal to further develop and commercialize the subject matter of each such Early Stage Research Program worldwide (except for the Excluded Territory) subject to Sanquin’s and its research partners’ right to use any such intellectual property for their internal, non-commercial research purposes. Except for the Early Stage Research Programs, we will be solely responsible for conducting all clinical trials and other development activities necessary to support our efforts to obtain regulatory approval of Cinryze in additional territories as well as any future C1-INH derived products developed pursuant to the ROW Agreement. Sanquin has the right to approve any such clinical trials and development activities through the Joint Steering Committee.

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

We paid Lilly an upfront cash payment of $116.0 million and we are obligated to pay additional purchase price consideration based on annual net sales of Vancocin through 2011. As of December 31, 2010, we have paid an aggregate of $44.1 million to Lilly in additional purchase price consideration, as our net sales of Vancocin surpassed the maximum obligation level of $65 million in 2005 through 2010.

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

We expect to continue to rely solely on third-party manufacturers to manufacture drug substance and final drug products for both clinical development and commercial sale.

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

Sanquin is implementing structural and equipment changes to its Amsterdam and Brussels manufacturing facilities. We previously funded such changes to the Brussels manufacturing facility and a portion of such changes to the Amsterdam manufacturing facility, each through a loan facility of an aggregate amount of €7,500,000 (approximately $9.9 million based on the December 31, 2010 exchange rate). Pursuant to the Restated US Agreement, Sanquin will implement additional structural and equipment changes to the Brussels manufacturing facility, financed through an additional €5,000,000 (approximately $6.6 million based on the December 31, 2010 exchange rate) loan facility provided by us. Sanquin will repay all such loan amounts by January 1, 2015 by providing us with a discount to the per unit purchase price of product.

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

Plasma

Cinryze is derived from human plasma sourced from commercial plasma suppliers. The sourcing of plasma, and the production of products derived from plasma, is regulated extensively by the FDA and other medical product and health care regulatory agencies. We rely on a combination of sources for plasma including (i) long term supply agreements, (ii) periodic “spot purchases” of plasma from third party plasma suppliers, and (iii) we have an option to acquire our own plasma centers.

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

The amended agreement expires December 31, 2013, unless sooner terminated in accordance with its terms. Either party may terminate the agreement upon written notice if the other party is in material breach of any provision thereof, subject to applicable cure periods. Subject to the supplier’s ability to mitigate damages, in the event we are in default of our payment obligation under the contract, we will be liable to purchase the minimum quantities of plasma specified under the contract for the balance of the term. Upon expiration of the agreement, or in the event the agreement is terminated for reasons other than as set forth above, we will be obligated to purchase a closing inventory of plasma in the quantity specified in the agreement.

In February 2010 we amended the agreement to extend the term to December 31, 2015. The amendment also fixed the pricing of product for the remainder of 2010 and the full year 2011. Thereafter, annual price adjustment shall depend on market conditions and increases or decreases shall be limited to maximum percentage per year.

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

Strategic Supply Agreement with Biotest Pharmaceuticals Corporation

In February 2010 we entered into a Strategic Supply Agreement with Biotest Pharmaceuticals Corporation (Biotest) pursuant to which we will purchase certain quantities of plasma. Our contractual purchase commitments are subject to annual percentage increases based on changes in the consumer price index and is subject to other market conditions. Biotest shall also build three additional plasma centers to be dedicated to our plasma requirements during the term of the agreement. Such plasma centers shall receive regulatory approval for operations no later from 21, 27 and 29 months from the effective date of the agreement. On or after December 31, 2012 we shall have a right but not the obligation, with twelve month prior notice, to purchase the three plasma centers at a pre-determined purchase price. The agreement expires December 31, 2015. We estimate our remaining commitment under this agreement to be approximately $76.6 million.

In May 2010 the agreement was amended to adjust the anticipated volume of plasma to be required by us during 2011.

Vancocin

In December 2005 we entered into a toll manufacturing agreement with Norwich Pharmaceuticals, Inc. (NPI) (formerly OSG Norwich Pharmaceuticals, Inc.) to produce finished Vancocin product. The qualification process required to transfer Vancocin manufacturing from Lilly to NPI was completed in February 2006. All approvals were finalized in the second quarter of 2006 and, since June 30, 2006, all of our finished product has been supplied from NPI. In April 2006, we also entered into an agreement with Alpharma, Inc. for the manufacturing of API for Vancocin. In October, 2007, we amended this agreement with Alpharma to extend the agreement until December 2011 and identified an additional production facility from which we began to acquire API during 2010. In January 2011 we extended our agreement with Xellia Pharmaceuticals, Inc. (formerly Alpharma Inc.) through December 2015.

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

Customers

We sell our products directly to wholesale drug distributors and specialty pharmacies/ specialty distributors who then distribute the product to pharmacies, hospitals, patients, physicians and long term care facilities, among others. Net product sales to customers who accounted for 10% or more of our net product sales during the years ended December 31, 2010, 2009 and 2008 are as follows:

	Percentage of total revenues
	2010	2009	2008
Customer A	25%	29%	39%
Customer B	24%	25%	38%
Customer C	21%	13%	17%
Customer D	16%	12%	—
Customer E	10%	—	—

Total	96%	79%	94%

In 2010, five customers represented approximately 96% of our total net product sales. We do not believe that the loss of any one of these customers would have a material adverse effect on product sales because product sales would shift to other customers or alternative forms of distribution. However, the loss of a customer could increase our dependence on a reduced number of customers. We have entered into distribution service agreements with the parties identified in the table above.

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

Foreign Operations

We conduct business in European countries through wholly-owned subsidiaries. Our international businesses are subject to risks customarily encountered in foreign operations, including fluctuations in foreign currency exchange rates and controls, import and export controls and other economic, political and regulatory policies of local governments. We currently have operations in Belgium, the United Kingdom, France, Germany and Switzerland. In anticipation of our commercial sales launch of Cinryze in Europe and certain other countries, we have begun to expand our own commercial organizations in such territories in order to market and sell Cinryze through our own sales force in these territories. Outside of the United States and European territories, we will evaluate sales efforts on a country-by-country basis, and it is possible that we will rely on relationships with one or more companies with established distribution systems and direct sales forces in such countries.

Patents and Proprietary Technology

We believe that patent protection and trade secret protection are important to our business and that our future will depend, in part, on our ability to maintain our technology licenses, maintain trade secret protection, obtain patents and operate without infringing the proprietary rights of others both in the U.S. and abroad. The last core patent protecting Vancocin expired in 1996. There are no core patents protecting Cinryze. We have one pending U.S. patent application covering technology related to Cinryze. In order to continue to obtain commercial benefits from Vancocin, we will rely on product manufacturing trade secrets, know-how and related non-patent intellectual property, and regulatory barriers to competitive products. We own three pending U.S. patent applications covering vancomycin related technology. We have one pending U.S. patent application covering technology relating to non-toxigenic Clostridium difficile. We have three pending U.S. patent applications covering benzimidazole related technology. We also file international, regional and non-U.S. national patent applications as appropriate in order to pursue patent protection in major foreign countries.

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

•

submitting the results of basic research, including pharmacology and mechanisms of action animal studies, and clinical studies as well as chemistry, manufacturing and controls information and patent information on the drug to the FDA in a NDA or BLA;

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

An abbreviated approval process is currently available under the Federal Food, Drug and Cosmetic Act (FDCA) for generic versions of conventional chemical drug products, sometimes referred to as small molecule drugs. The applicant for a generic version of a small molecule drug must refer to an approved drug for which full clinical data demonstrating safety and effectiveness were submitted (the “reference drug”). Generally, the generic applicant must show that its product has the same active ingredients, dosage form, strength, route of administration, and labeling as the reference drug, and is absorbed in the body at the same rate and to the same extent as the referenced drug. It is possible to obtain permission to deviate from some of these requirements. A generic applicant must seek approval for conditions of use for which FDA approved the reference drug, it must include certifications to patents listed with FDA for the reference drug, and it must wait for the expiry of any applicable non-patent exclusivity. A generic applicant must also manufacture its product in accordance with current good manufacturing practices. FDA also permits abbreviated applications that cite to reference drugs and propose new conditions of use or other changes that require clinical data. For these applications, FDA may require substantially less data and information than it requires for reference drugs. These abbreviated approval processes could have a material impact on our business as generic products may be significantly less costly to bring to market and may be priced significantly lower than our products.

An abbreviated approval process is also available under the Public Health Service Act (PHSA) for biosimilar versions of biologics licensed under full BLAs (“reference biologics”). A biosimilar applicant generally must submit analytical, animal, and clinical data showing that the proposed product is “highly similar” to the reference product and has no “clinically meaningful differences” from the reference product in terms of the safety, purity, and potency. The proposed product also must have the same route of administration, dosage form, strength, and mechanism(s) of action (if known) as the reference biologic, and the application must seek approval for a condition of use for which FDA already approved the reference biologic. FDA cannot license a biosimilar until 12 years after it first licensed the reference biologic. After expiry of the applicable exclusivity, our biologics may face direct competition from licensed biosimilar products. Biosimilar manufacturers may price these products at material discounts to our products. Therefore, this competition could have a negative effect on sales and gross profits for our product, and on our overall profitability and financial condition.

In addition to obtaining FDA approval for each indication for which we plan to market product, each drug or biologic product manufacturing establishment must register with the FDA, list its drug products with the FDA, comply with current Good Manufacturing Practices (cGMPs) and undergo periodic inspections by the FDA.

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

In March 2010, the Patient Protection and Affordable Care Act (PPACA) was signed into law, which was amended by the Health Care and Education Reconciliation Act of 2010. The PPACA, as amended, is a sweeping measure intended to expand healthcare coverage within the United States, primarily through the imposition of health insurance mandates on employers and individuals and expansion of the Medicaid program. Several provisions of the new law, which have varying effective dates, will affect us. These include new requirements on private insurance companies that prohibit coverage denials because of a pre-existing condition; prohibit the application of annual and lifetime benefits limits on health insurance policies; and prohibit coverage rescissions (except for fraud) and health-based insurance rating. In addition, the PPACA, as amended, funds an interim high risk pool that states can draw on; following the expiration of this high risk pool funding, it provides for the creation of state-run “exchanges” that will allow people without employer-provided coverage, or who cannot afford their employer’s plan, to buy health insurance; and provides federal subsidies to those who cannot afford premiums. Collectively, these factors may increase the availability of reimbursement for patients seeking the products that ViroPharma commercializes. However, the Act, as amended, will likely increase certain of our costs as well. For example, an increase in the Medicaid rebate rate from 15.1% to 23.1% was effective as of January 1, 2010, and the volume of rebated drugs has been expanded to include beneficiaries in Medicaid managed care organizations, effective as of March 23, 2010. In 2011, the PPACA also imposes a manufacturer’s fee on the sale of branded Pharmaceuticals (excluding orphan drugs) to specified government programs, expands the 340B drug discount program (excluding orphan drugs), and includes a 50% discount on brand name drugs for Medicare Part D participants in the coverage gap, or “doughnut hole”. Our evaluation of PPACA, as amended, will continue to enable us to determine not only the immediate effects on our business, but also the trends and changes that may be encouraged by the legislation that may potentially impact on our business over time.

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

Before submitting a Marketing Authorization Application (MAA) in the EU, a company must obtain approval of a Paediatric Investigation Plan (PIP) from the EMA’s Paediatric Committee (PDCO). The PIP describes the pediatric development of a product and may include pharmaceutical development, non-clinical and clinical activities. The PIP will also define the age ranges of the children for whom the product must be developed and the timelines that the sponsor must meet, including, for example, the deferral of some studies. The PIP is updated as new information is obtained. The incentives for completing the PIP include 6 months patent extension and, for orphan medicinal products, an additional 2 years orphan exclusivity. In October 2009 a PIP was approved for Cinryze.

Legislation similar to the Orphan Drug Act has been enacted in other countries outside of the United States, including the European Union. The orphan legislation in the European Union is available for therapies addressing conditions that affect five or fewer out of 10,000 persons. The market exclusivity period is for ten years, although that period can be reduced to six years if, at the end of the fifth year, available evidence establishes that the product is sufficiently profitable not to justify maintenance of market exclusivity. In October 2009 and December 2007, the Company was granted orphan medical product designation for Cinryze and maribavir, respectively, by the Committee for Orphan Medicinal Products of the EMA. In addition, the EMA must reconfirm the orphan designation in connection with the approval of an MAA.

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

In December 2008, FDA changed OGD’s 2006 bioequivalence recommendation, which we have opposed since its original proposal in March 2006, by issuing draft guidance for establishing bioequivalence to Vancocin which would require generic products that have the same inactive ingredients in the same quantities as Vancocin (“Q1 and Q2 the same”), and that meet certain other conditions, to demonstrate bioequivalence through comparative in vitro dissolution testing. Under this latest proposed method, any generic product that is not Q1 and Q2 the same as Vancocin would need to conduct an in vivo study with clinical endpoints to demonstrate bioequivalence with Vancocin.

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

In November 2010 Optimer Pharmaceuticals completed submission of a rolling NDA for the treatment and recurrence prevention of CDI. In July 2010 they had submitted an MAA to the EMA for the treatment of CDI and are investigating the product for the potential treatment of vancomycin-resistant enterococcus infection. Additionally, several other companies, including, Sanofi-Aventis and Cubist Pharmaceuticals have clinical development programs with therapeutic agents for the treatment of C. difficile infection that could be found to have competitive advantages over Vancocin. Approval of new products, or expanded use of currently available products, to treat CDI, and particularly severe disease caused by C. difficile infection, could materially and adversely affect our sales of Vancocin. The number of units sold of Vancocin for the treatment of antibiotic-associated pseudomembranous colitis caused by C. difficile has decreased over the past 12 months and Vancocin’s share of the U.S. market for this indication may continue to decrease due to competitive forces and market dynamics. Metronidazole, a generic product, is regularly prescribed to treat CDI at costs which are substantially lower than for Vancocin. In addition, products which are currently marketed for other indications by other companies may also be prescribed to treat this indication.

Employees

As of December 31, 2010 we had 232 employees of which 194 were employed in the United States and 38 were located in Europe. A significant number of our management and professional employees have had prior experience with pharmaceutical, biotechnology or medical products companies. None of our employees are covered by collective bargaining agreements. We believe that we have been successful in attracting skilled and experienced personnel; however, competition for such personnel is intense. We believe that our relations with our employees are good.

Executive Officers

Name	Age	Position
Vincent J. Milano	47	President, Chief Executive Officer and Chairman of the Board of Directors
Charles A. Rowland, Jr.	52	Vice President, Chief Financial Officer
Colin Broom, M.D.	55	Vice President, Chief Scientific Officer
Thomas F. Doyle	50	Vice President, Strategic Initiatives
Daniel B. Soland	52	Vice President, Chief Operating Officer
Robert G. Pietrusko	62	Vice President, Regulatory Affairs and Quality
J. Peter Wolf	41	Vice President, General Counsel and Secretary
Richard S. Morris	37	Controller and Chief Accounting Officer

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

J. Peter Wolf has served as Vice President, General Counsel, and Secretary since January 1, 2008. Mr. Wolf previously served as Associate General Counsel of ViroPharma since 2004. From 2000 to 2004 Mr. Wolf was a corporate attorney at private law firms. Mr. Wolf received his J.D. from the George Washington University National Law Center and his Bachelor of Arts from the University of Delaware.

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

If revenue from Vancocin materially declines, our financial condition and results of operations will be materially harmed because sales of Vancocin represented approximately 59 percent of our revenue in 2010. In addition, to the extent that revenue from Vancocin materially declines prior to Cinryze achieving significant commercial success, our financial condition and results of operations may be further harmed because sales of Cinryze may be our only other material source of revenue for at least the next several years.

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

Revenues from the sale of Vancocin may not remain at or above current levels or achieve the level of net product sales that we expect. We believe the rate of infections for which Vancocin is prescribed decreased during the second half of 2007 and remained flat or declined during the period of 2008 to 2010. A decrease in sales of Vancocin could have a material adverse effect on our business, financial condition, results of operations and liquidity.

If we are unable to continue to successfully commercialize Cinryze in the United States, or are delayed in our ability to commercialize Cinryze in Europe and additional territories or are significantly limited in doing so, our business will be materially harmed.

The FDA approved Cinryze for routine prophylaxis against angioedema attacks in adolescent and adult patients with hereditary angioedema on October 10, 2008. Cinryze became commercially available for routine prophylaxis against HAE in December 2008. We are in the process of seeking regulatory approval for Cinryze in Europe and anticipate that our Marketing Authorization Application (MAA) could be approved by the European Medicines Agency (EMEA) in the first half of 2011. The commercial success of Cinryze will depend on several factors, including the following:

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

•

patients’ ability to obtain sufficient coverage or reimbursement by third-party payors in the United States and our ability to receive sufficient reimbursement and price approvals that are separately required in each country in Europe; and

•	sufficient supply and reasonable pricing of raw materials necessary to manufacture Cinryze.

If we are not able to continue to successfully commercialize Cinryze in the United States, Europe and additional territories, or are significantly delayed or limited in doing so, we could fail to maintain profitability and our financial condition, results of operations and liquidity will be materially adversely impacted.

Because the target patient population for Cinryze is small and has not been definitively determined, we must be able to successfully identify HAE patients and maintain a significant market share in order to increase revenue and maintain profitability.

The prevalence of HAE patients has not been definitively determined but has been estimated, through market research we have conducted, at up to 11,000 total patients in the United States while the Hereditary Angioedema Association estimates there are 6,500 patients in the United States. Additionally, we believe that HAE affects between 1 in 10,000 and 1 in 50,000 individuals in Europe and other territories worldwide. There can be no guarantee that any of our programs will be effective at identifying HAE patients and the number of HAE patients in the United States or other territories may turn out to be lower than expected or such patients may not be amenable to treatment with Cinryze as not all HAE patients are appropriately treated through routine prophylaxis. Accordingly, our product sales of Cinryze and overall business could be adversely affected if we are unable to identify additional HAE patients to increase revenue and maintain profitability.

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

Generic competitors may take advantage of the absence of patent protection for Vancocin to attempt to develop a competing product. We have become aware of information suggesting that other potential competitors are attempting to develop a competing generic product. For example, multiple generic manufacturers have publicly stated that they have filed to receive product approval and commence a marketing launch of a generic version of oral Vancocin. We are not able to predict the time period in which a generic drug may enter the market, as this timing will be affected by a number of factors, including:

•

whether an in-vitro method of demonstrating bioequivalence for a locally acting GI drug that has neither been correlated with, nor demonstrated to be predictive of, human in vivo bioavailability data is available to an applicant to gain marketing approval by the FDA in lieu of performing clinical studies;

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

In December 2008, the FDA changed OGD’s 2006 bioequivalence recommendation by issuing draft guidance for establishing bioequivalence to Vancocin which would permit generic products that have the same inactive ingredients in the same quantities as Vancocin, or Q1 and Q2 the same, and that meet certain other conditions, to demonstrate bioequivalence through comparative dissolution testing. Under this latest proposed method, any generic product that is not Q1 and Q2 the same as Vancocin would need to conduct an in vivo study with clinical endpoints to demonstrate bioequivalence with Vancocin.

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

We have opposed both the substance of the FDA’s bioequivalence method and the manner in which it was developed. In the event the OGD’s revised approach regarding the conditions that must be met in order for a generic drug applicant to demonstrate bioequivalence to Vancocin through comparative in-vitro dissolution testing remains in effect, the time period in which a generic competitor may enter the market would be reduced. There can be no assurance that the FDA will agree with the positions stated in our Vancocin related submissions or that our efforts to oppose the OGD’s March 2006 and December 2008 recommendation to determine bioequivalence to Vancocin through in-vitro dissolution testing will be successful. We cannot predict the timeframe in which the FDA will make a decision regarding either our citizen petition for Vancocin or the approval of generic versions of Vancocin. If we are unable to change the recommendation set forth by the OGD in March 2006 as revised in December 2008 and voted upon by the Advisory Committee for Pharmaceutical Science and Clinical Pharmacology, the threat of generic competition will be high.

We do not have patent protection for the composition of Cinryze and we rely on the exclusivity provided by the Orphan Drug Act.

The Orphan Drug Act was created to encourage companies to develop therapies for rare diseases by providing incentives for drug development and commercialization. One of the incentives provided by the act is seven years of market exclusivity for the first product in a class licensed for the treatment of a rare disease. HAE is considered to be a rare disease under the Orphan Drug Act, and companies may obtain orphan drug status for therapies that are developed for this indication. The FDA granted Cinryze seven years of marketing exclusivity to Cinryze C1 inhibitor (human) for routine prophylaxis of HAE pursuant to the Orphan Drug Act. The FDA has granted marketing approval of CSL Behring’s product, Berinert® C1-Esterase Inhibitor, Human, for the treatment of acute abdominal or facial attacks of hereditary angioedema and Berinert has received exclusivity pursuant to the Orphan Drug Act. In addition, the EMEA has enacted similar orphan drug legislation and we have received an orphan drug designation under this legislation for Cinryze. We believe Pharming NV is currently developing products that the EMEA may determine to be in the same class as Cinryze for the acute treatment of HAE in Europe. In addition, the EMA must reconfirm the orphan designation in connection with the approval of an MAA.

While the marketing exclusivity of an orphan drug would prevent other sponsors from obtaining approval of the same drug compound for the same indication unless the subsequent sponsors could demonstrate clinical superiority or a market shortage occurs, it would not prevent other sponsors from obtaining approval of the same compound for other indications or the use of other types of drugs for the same use as the orphan drug. In the event we are unable to fill demand for Cinryze, it is possible that the FDA may view such unmet demand as a market shortage which could impact the market exclusivity provided by the Orphan Drug Act. Additionally, the United States Congress has considered, and may consider in the future, legislation that would restrict the duration or scope of the market exclusivity of an orphan drug and, thus, we cannot be sure that the benefits of the existing statute will remain in effect.

We do not know whether Vancocin and Cinryze will continue to be competitive in the markets which they serve.

We currently generate revenues from sales of Vancocin in the United States for the treatment of antibiotic-associated pseudomembranous colitis caused by Clostridium difficile infection, or CDI or C. difficile, and enterocolitis caused by S. aureus, including methicillin-resistant strains. Vancocin sales for the treatment of antibiotic-associated pseudomembranous colitis caused by C. difficile decreased in 2009 from the sales achieved in 2008. Vancocin’s share of the United States market for this indication may decrease further due to competitive forces and market dynamics, including an increase in the oral use of intravenous vancomycin. Metronidazole, a generic product, is regularly prescribed to treat CDI at costs which are substantially lower than for Vancocin. In addition, products which are currently marketed for other indications by other companies may also be prescribed to treat this indication. Other drugs that are in development by our competitors, including Salix Pharmaceuticals and Optimer Pharmaceuticals, could be found to have competitive advantages over Vancocin. In November 2010, Optimer Pharmaceuticals completed submission of a rolling NDA for the treatment and recurrence prevention of CDI. Approval of new products, or expanded use of currently available products, to treat CDI, and particularly severe disease caused by CDI, could materially and adversely affect our sales of Vancocin.

The FDA approved Cinryze for routine prophylaxis against angioedema attacks in adolescent and adult patients with hereditary angioedema on October 10, 2008 and Cinryze became commercially available for prophylaxis against HAE in December 2009. While we are not aware of other companies which are developing a product for the prophylaxis of HAE in the United States, CSL Behring and Dyax had products approved for the treatment of acute attacks of HAE during 2009 and steroid based products are currently used for prophylaxis of HAE. In addition, Pharming NV and Jerini/Shire are currently developing products for the acute treatment of HAE. Approval of new products, or the expanded use of currently available products, to prophylax or treat HAE, could materially and adversely affect our United States sales of Cinryze. In addition, there are currently several products approved for the acute treatment of HAE in Europe. Even if we are successful in receiving regulatory approval for Cinryze in Europe, there can be no assurance that we will be able to achieve market share in accordance with our expectations.

We currently depend, and will in the future continue to depend, on third parties to manufacture raw, intermediate and finished goods for Vancocin, Cinryze and our product candidates. If these manufacturers fail to meet our requirements and the requirements of regulatory authorities, our future revenues may be materially adversely affected.

We do not have the internal capability to manufacture quantities of pharmaceutical products to supply our clinical or commercial needs under the current Good Manufacturing Practice regulations, or cGMPs, required by the FDA and other regulatory agencies. In order to continue to develop products, apply for regulatory approvals and commercialize our products, we will need to contract with third parties that have, or otherwise develop, the necessary manufacturing capabilities.

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

In September 2010, in connection with an FDA pre-approval inspection of the larger scale manufacturing line developed by our contract manufacturer for Cinryze, FDA issued a notice of observations at the close of the inspection on FDA Form 483. The FDA also issued a complete response letter regarding Cinryze™ (C1 Esterase Inhibitor [Human]) industrial scale manufacturing expansion activities. The FDA requested additional information related to observations from the pre-approval inspection and review of the technical processes. In addition, during 2009, FDA inspected two sites maintained by our contract manufacturer for Cinryze and issued a notice of observations at the close of the inspection on FDA Form 483 for each site. The observations at one site were subsequently remedied and a notice to this effect was issued by the FDA. Responses to the observations made at the second site have been provided to the FDA, however, several of the responses remain the subject of continuing corrective and preventive action procedures. Also, at the close of the pre-approval inspection of the facility at which the Cinryze industrial scale manufacturing expansion activities will occur, the FDA issued a notice of observations on FDA Form 483. If any of our manufacturers or processors fails to satisfy regulatory requirements, operations at such facility may be halted which could result in our inability to supply product to patients and reduce our revenues.

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

We rely on a single supplier of vancomycin, the active pharmaceutical ingredient (API) of Vancocin, and also rely on a single manufacturer of Vancocin capsules. Our third party API supplier and finished product supplier are the only manufacturers qualified by the FDA to manufacture API and Vancocin capsule finished product for distribution and sale in the United States. We are therefore dependent upon these suppliers and attempt to maintain Vancocin inventory levels to meet our current projections, plus a reasonable stock in excess of those projections.

We rely on a single manufacturer of Cinryze. Pursuant to our distribution agreement, Sanquin Blood Supply Foundation will supply us with certain annual minimum and maximum amounts of CINRYZE. In the event that certain events occur which result in Sanquin permanently ceasing to manufacture Cinryze, Sanquin will grant us a perpetual license under its intellectual property related to the Product and assign to us each of the agreements with such third party manufacturers. In consideration thereof, we will pay a one-time fee to Sanquin as well as a royalty on future sales of products. In the event demand for Cinryze is greater than the amount supplied by Sanquin, we will not be able to meet such demand as there are no other sources of supply of Cinryze available to

us. In the event Sanquin permanently ceases to manufacture Cinryze, we will need to find an alternate manufacturer of Cinryze. Currently, to our knowledge, there is only one other commercial supplier of C1 esterase inhibitor and that supplier has recently received marketing approval for their product in the United States. Accordingly, in the event Sanquin permanently ceases to manufacture Cinryze, we cannot be certain that we would be able to locate another willing supplier for our product on the terms we require.

The risks associated with the numerous factors that could cause interruptions in the supply of our products, including manufacturing capacity limitations, regulatory reviews, changes in our sources for manufacturing, disputes with a manufacturer, our failure to timely locate and obtain replacement manufacturers as needed and conditions affecting the cost and availability of raw materials, are magnified when the suppliers are limited in number. Any interruption in the supply of finished products could hinder our ability to timely distribute our products and satisfy customer demand. If we are unable to obtain adequate product supplies to satisfy our customers’ orders, we may lose those orders, our customers may cancel other orders, and they may choose instead to stock and purchase competing products. Supply interruptions may occur, and our inventory may not always be adequate. This in turn could cause a loss of our market share and negatively affect our revenues. We maintain limited property insurance which would only protect us from physical damage to our assets caused by certain types of occurrences to the extent of the value of the property damaged and would not cover lost revenue.

During time periods that patient demand approaches our manufacturing capacity we will manage the rate at which additional new patients will receive Cinryze and will limit the number of doses provided to patients. This would result in a reduction of potential future revenues.

Pursuant to our distribution agreement, Sanquin Blood Supply Foundation supplies us with certain annual minimum and maximum amounts of C1 INH. We and Sanquin are undertaking process improvements and facility expansions to increase the capacity of the facilities involved in manufacturing Cinryze. Our manufacturing scale up effort is a two-tiered approach including a parallel chromatography process, which was completed in the first quarter of 2010, with the product becoming available for commercial sale in the second quarter of 2010. The second phase of our scale up plan involves a larger scale construction project to significantly increase the production facilities of Sanquin. Pursuant to an agreement with Sanquin we have financed a portion of the costs of the project to increase the manufacturing capacity of its facilities. Following the completion of construction, Sanquin would need to obtain the requisite regulatory approvals for the facility on a timely basis in order to manufacture Cinryze for us at an increased capacity. On October 21, 2010, the United States Food and Drug Administration (FDA) issued a complete response letter regarding the facility to be utilized for the Cinryze industrial scale manufacturing expansion activities. The FDA requested additional information related to both (i) observations at the close of the pre-approval inspection and (ii) review of the technical processes. In order to manufacture Cinryze at the industrial scale we must respond to all FDA questions and satisfactorily complete the FDA review.

While we believe that the data collected from our industrial scale manufacturing process demonstrates equivalence with the existing manufacturing process, we cannot guarantee that the FDA will agree with us in the timeframes we anticipate or at all as biologics such as Cinryze require processing steps that are more complex than those required for most chemical pharmaceuticals. The FDA may view the data regarding equivalence of the industrial scale manufacturing process as insufficient or inconclusive, request additional data, require additional conformance batches, delay any decision past the time frames anticipated by us, or deny the approval of the industrial scale manufacturing process. In addition, our plans to increase manufacturing capacity through the construction of another small scale manufacturing line and another parallel chromatography process may not be completed in the time frame we anticipate or may not yield the volume of Cinryze we anticipate. Delays could arise as a result of many factors, including but not limited to, the availability of necessary equipment, validation of such equipment, the timing of regulatory reviews and approvals, and labor matters.

The number of patients enrolling into our treatment support service for patients with HAE and their healthcare providers, CinryzeSolutions, has periodically exceeded our expectations. As a result, in 2010 we began to temporarily limit the rate at which additional patients are started on drug to ensure that those already receiving commercial product continue with a supply of Cinryze until capacity increases. If the manufacturing capacity expansion projects at Sanquin are delayed, or do not result in the capacity we anticipate, or if Sanquin cannot obtain necessary regulatory approvals for the contemplated facility expansions in the time frames we anticipate, or if we are not able to manufacture the anticipated volume of product at the existing scale, we may not be able to satisfy patient demand. Our inability to obtain adequate product supplies to satisfy our patient demand may create opportunities for our competitors and we will suffer a loss of potential future revenues.

The distribution of our commercial products is dependent upon a limited number of third party service providers and disruptions in these relationships could result in our failure to achieve the sales of our products that we expected.

We rely on a single third party to provide all necessary distribution and logistics services with respect to our sales of Vancocin and Cinryze, including warehousing of finished product, accounts receivable management, billing, collection and recordkeeping. The third party logistics service provider stores and distributes Vancocin from two warehouses located in the central United States and western United States and Cinryze from one of these warehouses. A disaster occurring at or near these facilities could materially and adversely impact our ability to supply Vancocin and Cinryze to our distribution partners, which would result in a reduction in revenues from sales.

Approximately 95 percent of our Vancocin sales are to the three largest pharmaceutical wholesalers. If any of these wholesalers ceases to purchase our product for any reason, then unless and until the remaining wholesalers increase their purchases of Vancocin or alternative distribution channels are established:

•	our commercial operations could be significantly disrupted;

•	the availability of our products to patients could be disrupted; and

•	we may not achieve the sales of our products that we expected, which could decrease our revenues and potentially affect our ability to maintain profitability.

Additionally, we do not require collateral from our wholesalers but rather maintain credit limits and as a result we have an exposure to credit risk in our accounts receivable. The highest account receivable during 2010 we experienced from any one wholesaler was approximately $19.6 million and we anticipate that this amount could increase if Vancocin sales increase. While we have experienced prompt payment by wholesalers and have not had any defaults on payments owed, a default by a large wholesaler could have a material adverse effect on our results of operations.

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

Even where patients have access to insurance, their insurance co-payment amounts may be too expensive for them to afford. We financially support the HAE financial assistance programs established by Patient Services Incorporated (PSI), which, among other things, assists patients in acquiring drugs such as Cinryze. Organizations such as PSI assist patients who have no insurance coverage for drugs, locate insurance, and also provide financial assistance to patients whose insurance coverage leaves them with prohibitive co-payment amounts or other expensive financial obligations. In addition to assistance from organizations such as PSI, we provide Cinryze without charge for related charitable purposes. We are not able to predict the financial impact of the support we may provide for these and other charitable purposes; however, substantial support could have a material adverse effect on our ability to maintain profitability.

In furtherance of our efforts to facilitate access to Cinryze, we have established the CinryzeSolutions™ program, a treatment support service for patients with HAE and their healthcare providers. CinryzeSolutions personnel provide education about HAE and Cinryze and help facilitate solutions for reimbursement, coverage and access. Although case managers assist patients and healthcare providers in locating and accessing Cinryze, we cannot guarantee a sufficient level of coverage, reimbursement or financial assistance.

If supplies of United States human plasma are interrupted or if we are unable to acquire adequate supplies of United States human plasma to meet demand for Cinryze, our ability to maintain inventory levels could suffer and future revenues may be delayed or reduced.

We have relied exclusively and are dependent on certain third party sources to supply United States human plasma for Cinryze. In connection with our commercial sales of Cinryze and our ongoing and future clinical trials, we will need increased supplies of plasma.

We have a contract for the purchase and sale of plasma with DCI Management Group, LLC, pursuant to which we purchase specified quantities of United States source plasma. Under this agreement, DCI agreed to sell us specified annual quantities of plasma in accordance with applicable good manufacturing practices. In addition to DCI, we entered into a Strategic Supply Agreement with Biotest Pharmaceuticals Corporation (Biotest) pursuant to which we will purchase certain quantities of plasma. Our contractual purchase commitments are subject to annual percentage increases based on change in the consumer price index and are subject to other market conditions. Biotest shall also build three additional plasma centers to be dedicated to our plasma requirements during the term of the agreement. We have also made periodic spot purchases of plasma.

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

We currently maintain product liability insurance in connection with our clinical development programs and marketing of Vancocin, Cinryze and a product marketed in Europe. We may not be able to obtain or maintain adequate protection against potential liabilities arising from clinical development or product sales. If we are unable to obtain sufficient levels of insurance at acceptable cost or otherwise protect against potential product liability claims, we will be exposed to product liability claims. A successful product liability claim in excess of our insurance coverage could harm our financial condition, results of operations, liquidity and prevent or interfere with our product commercialization efforts. In addition, any successful claim may prevent us from obtaining adequate product liability insurance in the future on commercially desirable terms. Even if a claim is not successful, defending such a claim may be time-consuming and expensive.

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

Cinryze

We are currently evaluating with our partner Sanquin, the feasibility of additional indications and/or other formulations for Cinryze. We plan to initially focus on C-1 mediated diseases affecting transplant patients, including AMR and DGF. In addition, we have submitted a MAA for Cinryze for acute treatment of HAE and prophylaxis of HAE to the EMA and anticipate that the filing will be accepted in the first half of 2010. We also intend to seek approval to market Cinryze in certain additional territories throughout the world outside of the United States and Europe.

Non-toxigenic difficile

In February 2006, we entered into a licensing agreement for the rights to develop non-toxigenic strains of C. difficile, or VP20621, for the treatment and prevention of CDI. We plan to initially focus our efforts on the opportunity to prevent recurrence of CDI following treatment with antibiotics such as Vancocin. On August 6, 2009 we announced that dosing had begun in the phase 1 clinical trial for VP20621 to determine the safety and tolerability of VP20621 dosed orally as a single and as repeat escalating doses in healthy young and older adults. We have successfully completed our phase 1 clinical trial, filed an IND in December of 2010 and anticipate moving the compound into a phase 2 clinical trial in the first half of 2011. We may not be successful in starting the phase 2 study in the time frame we anticipate. Following completion of the phase 2 study, a phase 3 study is planned although the results of the clinical trials may not support further clinical development.

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

We have a product candidate, VP20621, for the treatment and prevention of CDI in clinical development. In addition, we are currently evaluating with our partner Sanquin, the feasibility of additional therapeutic uses and potential indications as well as other modes of administration for Cinryze. We expect to conduct clinical studies during 2011 to assess at least one additional therapeutic use of Cinryze as well as a study related to another mode of administration. We must complete significant laboratory, animal and clinical testing on these product candidates before submitting marketing applications in the United States and abroad.

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

Our industry is highly regulated and changes in law may adversely impact our business, operations or financial results. The Patient Protection and Affordable Care Act of 2010, as amended by the Health Care and Education Reconciliation Act of 2010, or PPACA, is a sweeping measure intended to expand healthcare coverage within the United States, primarily through the imposition of health insurance mandates on employers and individuals and expansion of the Medicaid program. Several provisions of the new law, which have varying effective dates, may affect us and will likely increase certain of our costs. For example, an increase in the Medicaid rebate rate from 15.1% to 23.1% became effective as of January 1, 2010, and the volume of rebated drugs was expanded to include beneficiaries in Medicaid managed care organizations, effective as of March 23, 2010. The PPACA also imposes an annual fee on pharmaceutical manufacturers beginning in 2011, based on the manufacturer’s sale of branded pharmaceuticals and biologics (excluding orphan drugs); expands the 340B drug discount program (excluding orphan drugs) including the creation of new penalties for non-compliance; and includes a 50% discount on brand name drugs for Medicare Part D participants in the coverage gap, or “doughnut hole”. The law also revises the definition of “average manufacturer price” for reporting purposes (effective October 1, 2010), which could increase the amount of the Company’s Medicaid drug rebates to states, once the provision is effective. Substantial new provisions affecting compliance also have been added, which may require us to modify our business practices with health care practitioners. In addition, the new law establishes an abbreviated licensure pathway for products that are biosimilar to FDA-approved biological products, such as Cinryze, with provisions covering exclusivity periods and a specific reimbursement methodology for biosimilars.

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

Organizations, states and lawmakers who opposed the passage of PPACA threatened to take legal action against it upon its passage and several court challenges are currently at various stages of development. In addition, there have been several bills introduced in Congress to repeal PPACA. The uncertainty regarding the probability of success of these efforts could cause delays in the implementation of various provisions of PPACA. In the event PPACA is either overturned by a court proceeding or repealed through a legislative process, a disruption in reimbursement of our products may occur.

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

Sales of Cinryze are dependent on distribution rights that we have received from Sanquin pursuant to a distribution agreement relating to the treatment of HAE in the United States and a separate agreement related to other territories. During the term of the agreement, Sanquin will supply us with our commercial requirements for C1 INH for the treatment of HAE in each country where we have received regulatory approval, subject to minimum annual purchase requirements in Euros equal to approximately €24.8 (approximately $32.9 million) million per year, net of the agreed upon discount.

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

Our ultimate success may depend upon the success of our collaborators. We have obtained from Sanquin and GSK, and will attempt to obtain in the future, licensed rights to certain proprietary technologies and compounds from other entities, individuals and research institutions, for which we may be obligated to pay license fees, make milestone payments and pay royalties. In addition, we may in the future enter into collaborative arrangements for the marketing, sales and distribution of our product candidates, which may require us to share profits or revenues. We may be unable to enter into additional collaborative licensing or other arrangements that it needs to develop and commercialize its drug candidates. Moreover, we may not realize the contemplated benefits from such collaborative licensing or other arrangements. These arrangements may place responsibility on our collaborative partners for preclinical testing, human clinical trials, the preparation and submission of applications for regulatory approval, or for marketing, sales and distribution support for product commercialization. We cannot be certain that any of these parties will fulfill their obligations in a manner consistent with our best interest. These arrangements may also require us to transfer certain material rights or issue our equity securities to corporate partners, licensees or others. Any license or sublicense of our commercial rights may reduce our product revenue. Moreover, we may not derive any revenues or profits from these arrangements. In addition, our current strategic arrangements may not continue and we may be unable to enter into future collaborations. Collaborators may also pursue alternative technologies or drug candidates, either on their own or in collaboration with others, that are in direct competition with us.

If we fail to comply with our obligations in the agreements under which we license development or commercialization rights to products or technology from third parties, we could lose license rights that are important to our business.

Our rights to Cinryze is based upon intellectual property that we have licensed from Sanquin and one of our current product candidates is based on intellectual property that we have licensed from GSK. We depend, and will continue to depend, on these license agreements. All of our license agreements may be terminated if, among other events, we fail to satisfy our obligations as they relate to the development of the particular product candidate. All of our license agreements, other than the agreements with Lilly regarding Vancocin, may also be terminated if we breach that license agreement and do not cure the breach within specified time periods or in the event of our bankruptcy or liquidation. Our agreement with Lilly permits us to suspend the licenses granted to us by Lilly in the event of uncured defaults by us until such time as the default is cured or otherwise resolved.

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

We are aware of several product candidates in clinical development which may compete with VP20621. Optimer Pharmaceuticals is developing a narrow spectrum antibiotic which completed two Phase III clinical trials for treatment and recurrence of CDI infection. In November 2010, Optimer Pharmaceuticals completed submission of a rolling NDA for the treatment and recurrence of prevention of CDI. Merck & Co., Inc. licensed a monoclonal antibody developed by Massachusetts Biological Labs which is in Phase II clinical trials for treatment of CDI infection. Additionally, SanofiAventis is developing a C. difficile vaccine which is in Phase II studies for the prevention and recurrence of CDI. Developments by these or other entities may render our product candidates non-competitive or obsolete. Furthermore, many of our competitors have greater resources available to them to assist with development and commercialization, obtaining regulatory approvals and product manufacturing and marketing. Accordingly, our competitors may succeed in obtaining regulatory approval for products more rapidly and more effectively than we do for product candidates. Competitors may succeed in developing products that are more effective and less costly than any that we develops and also may prove to be more successful in the manufacturing and marketing of products.

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

Funding, especially on terms acceptable to us, may not be available to meet our future capital needs.

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

The pharmaceutical industry places considerable importance on obtaining patent and trade secret protection for new technologies, products and processes. Our success depends, in part, on our ability to develop and maintain a strong patent position for our products and technologies in clinical development, both in the United States and in other countries. Litigation or other legal proceedings may be necessary to defend against claims of infringement, to enforce our patents, or to protect our trade secrets, and could result in substantial cost to us and diversion of our efforts. We intend to file applications as appropriate for patents describing the composition of matter of our drug candidates, the proprietary processes for producing such compositions, and the uses of our drug candidates. We own three issued United States patents, one non- United States patents and have a number of pending United States patent applications, some of which we co-own with collaborators. We also have filed international, regional and non- United States national patent applications in order to pursue patent protection in major foreign countries.

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

We have licensed from GSK worldwide rights, excluding Japan, to an antiviral compound, maribavir, for the prevention and treatment of CMV infections related to transplant. This compound and a related compound are subject to patents and patent applications in a variety of countries throughout the world. We depend on GSK to prosecute and maintain many of these patents and patent applications and protect such patent rights. Failure by GSK to prosecute or maintain such patents or patent applications and protect such patent rights could lead to our loss of future revenue. Under certain circumstances, our ability to sublicense our rights under these license agreements is subject to the licensor’s consent. If our license agreement with GSK is terminated, our ability to manufacture, develop, market and sell products under those agreements would terminate.

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

Over the past few years, a significant number of pharmaceutical and biotechnology companies have been the target of inquiries and investigations by various federal and state regulatory, investigative, prosecutorial and administrative entities, including the DOJ and various United States Attorney’s Offices, the Office of Inspector General of the Department of Health and Human Services, the FDA, the FTC and various state Attorneys General offices. These investigations have alleged violations of various federal and state laws and regulations, including claims asserting antitrust violations, violations of the Food, Drug and Cosmetic Act, the False Claims Act, the Prescription Drug Marketing Act, anti-kickback laws, and other alleged violations in connection with off-label promotion of products, pricing and Medicare and/or Medicaid reimbursement. It is both costly and time-consuming for us to comply with these extensive regulations to which it is subject. Additionally, incidents of adverse drug reactions, unintended side effects or misuse relating to our products could result in additional regulatory controls or restrictions, or even lead to withdrawal of a product from the market.

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

In addition, anti-kickback laws make it illegal for a prescription drug manufacturer to solicit, offer, or pay any remuneration in exchange for purchasing, leasing or ordering any service or items including the purchase or prescription of a particular drug for which payment may be made under a federal health care program. Because of the sweeping language of the federal anti-kickback statute, many potentially beneficial business arrangements would be prohibited if the statute were strictly applied. To avoid this outcome, the United States Department of Health and Human Services has published regulations—known as “safe harbors”—that identify exceptions or exemptions to the statute’s prohibitions. Arrangements that do not fit within the safe harbors are not automatically deemed to be illegal, but must be evaluated on a case-by-case basis for compliance with the statute. We seek to comply with anti-kickback statutes and to fit within one of the defined “safe harbors”. However, due to the breadth of the statutory provisions and the absence of uniform guidance in the form of regulations or court decisions, there can be no assurance that our practices will not be challenged under anti-kickback or similar laws. Violations of such restrictions may be punishable by civil and/or criminal sanctions, including fines and civil monetary penalties, as well as the possibility of exclusion from United States federal healthcare programs (including Medicaid and Medicare). Any such violations could have a material adverse effect on our business, financial condition and results of operations.

In recent years, several states and localities, including California, the District of Columbia, Maine, Massachusetts, Minnesota, Nevada, New Hampshire, New Mexico, Vermont, Texas, and West Virginia, have enacted legislation requiring pharmaceutical companies to establish marketing compliance programs, and file periodic reports with the state or make periodic public disclosures on sales, marketing, pricing, clinical trials, and other activities. Similar legislation was approved by the federal government in 2010 and will take effect in 2012. Many of these requirements are new and uncertain, and the penalties for failure to comply with these requirements are unclear. If we are found not to be in full compliance with these laws, we could face enforcement action and fines and other penalties, and could receive adverse publicity.

Any of these events could result in a material adverse effect on our revenues and financial condition.

Our future product revenues from sales of Vancocin and Cinryze could be reduced by imports from countries where similar products are available at lower prices.

Vancocin has been approved for sale outside of the United States, including but not limited to Canada, Brazil and Europe, and Lilly or its licensees continue to market Vancocin outside of the United States. There are products similar to Cinryze which are approved in the E.U. There have been cases in which pharmaceutical products were sold at steeply discounted prices in markets outside the United States and then imported to the United States where they could be resold at prices higher than the original discounted price, but lower than the prices commercially available in the United States. If this happens with Vancocin or Cinryze our revenues would be adversely affected. Additionally, there are non-United States, Internet-based companies supplying Vancocin directly to patients at significantly reduced prices.

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

Our total consolidated long-term debt as of December 31, 2010 is $205.0 million. Our level of indebtedness could have important consequences to you, because:

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

We have a future liability in the form of a contingent value payments to the former stockholders of Lev upon the achievement of a commercial target. The CVR payment of $0.50 per share ($87.5 million) would become payable when Cinryze reaches at least $600 million in cumulative net product sales within 10 years of closing of the acquisition. We cannot predict if or when the payment may be payable or if it could materially adversely affect our business at the time of payment. We also have a future liability arising from our acquisition of Auralis Limited unpon achievement of a regulatory target. We have agreed to pay an additional payment of £10 million Pounds Sterling (approximately $15.5 million based on the December 31, 2010 exchange rate) upon the first regulatory approval of a product in late stage development. We cannot predict if or when these payments may be payable or if they could materially adversely affect our business at the time of payment.

Our stock price could continue to be volatile.

Our stock price, like the market price of the stock of other pharmaceutical companies, has been volatile. For example, during the twelve months ended December 31, 2010, the market price for our common stock fluctuated between $8.41 and $18.37 per share. The following factors, among others, could have a significant impact on the market for our common stock:

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

In connection with establishing their initial hedge of these transactions, the counterparties may have entered into various derivative transactions with respect to our common stock concurrently with, or shortly after, the pricing of the senior convertible notes. The counterparties (and/or their affiliates) may modify their hedge positions from time to time by entering into or unwinding various derivative transactions with respect to our common stock or by purchasing or selling our common stock in secondary market transactions, which could adversely affect the value of our common stock or could have the effect of increasing or preventing a decline in the value of our common stock. Additionally, these transactions expose us to counterparty credit risk for nonperformance. We manage our exposure to counterparty credit risk through specific minimum credit standards, and diversification of counterparties.

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

On January 30, 2007, we purchased 33,000 square feet facility located in Exton, PA. We vacated this space in October 2008 when we moved into our new headquarters. In October 2009, we leased this facility to a third party for an initial term of five years.

We also lease office space for our European operations in Belgium and Germany and intend to lease additional office space in several additional European countries in the next two years.

ITEM 3.	LEGAL PROCEEDINGS

On September 10, 2010, we brought an action for declaratory relief (the “Complaint”) against the Food and Drug Administration, Margaret A. Hamburg, M.D., in her official capacity as Commissioner of Food and Drug Administration, the United States Department of Health and Human Services (“HHS”), and Kathleen Sebelius, in her official capacity as Secretary of HHS, (collectively “FDA”) in the United States District Court for the District of Columbia (the “Court”). Pursuant to the Complaint, we are seeking review under the Administrative Procedure Act (“APA”) of the FDA’s decision to change its regulations to abandon its longstanding rule that applicants for an Abbreviated New Drug Application (“ANDA”) seeking waiver of the requirement of 21 C.F.R. § 320.21 (2010) that bioequivalence must be demonstrated by in vivo evidence must satisfy one of the enumerated waiver criteria set forth in 21 C.F.R. § 320.22. We have requested that the Court determine that (i) the plain reading of FDA’s regulations requires an ANDA applicant seeking a waiver of the in vivo bioequivalence testing requirement to first meet one of the criteria set forth in 21 C.F.R. § 320.22 and (ii) FDA’s amendment of its regulations governing waiver of submission of in vivo bioequivalence evidence, without engaging in notice-and-comment rulemaking, violates 5 U.S.C. § 553 of the APA and is therefore invalid. Subsequently, the DOJ filed a motion to dismiss the Complaint and the parties have filed briefs supporting their positions regarding the motion to dismiss.

From time to time we are a party to litigation in the ordinary course of our business. We do not believe these matters, even if adversely adjudicated or settled, would have a material adverse effect on our financial condition, results of operations or cash flows.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is traded on the Global Market segment of The NASDAQ Stock Market under the symbol “VPHM.” We commenced trading on The NASDAQ Stock Market on November 19, 1996. The following table sets forth the high and low sale prices as quoted on The NASDAQ Stock Market for each quarter of 2009 and 2010 and through February 11, 2011.

	High	Low
Year ended December 31, 2009
First Quarter	$14.15	$3.98
Second Quarter	$7.08	$4.73
Third Quarter	$9.98	$5.53
Fourth Quarter	$9.80	$7.30

Year ended December 31, 2010
First Quarter	$14.40	$8.41
Second Quarter	$14.33	$10.78
Third Quarter	$15.45	$10.29
Fourth Quarter	$18.37	$14.28

First Quarter 2011 (through February 11, 2011)	$18.70	$16.00

Holders and Dividends

There were approximately 644 record holders of our common stock as of February 11, 2011. We have never declared or paid any cash dividends on our common stock. We have declared and paid dividends in the past on our previously outstanding Series A convertible participating preferred stock. As of February 24, 2011, we had no shares of preferred stock outstanding. Any future determination to pay dividends will be at the discretion of our board of directors and will be dependent on then existing conditions, including our financial condition, results of operations, contractual restrictions, capital requirements, business and other factors our board of directors deems relevant. We anticipate for the foreseeable future, we will retain our earnings in order to finance investments in our business.

ITEM 6.	SELECTED FINANCIAL DATA

The selected financial data presented below under the caption “Consolidated Statement of Operations Data” for the years ended December 31, 2010, 2009, 2008, 2007, and 2006 and under the caption “Consolidated Balance Sheet Data” as of December 31, 2010, 2009, 2008, 2007, and 2006 are derived from our consolidated financial statements which have been audited. The data set forth below should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations, the Consolidated Financial Statements and the notes thereto and the other financial information included elsewhere in this Report.

In October 2008, we acquired Lev Pharmaceuticals, Inc., and in May 2010 we acquired Auralis Limited.

	Year Ended December 31,
	2010	2009	2008	2007	2006
(in thousands, except per share amounts)
Consolidated Statement of Operations Data:
Net product sales	$439,012	$310,449	$232,307	$203,770	$167,181

Operating expenses:
Cost of sales (excluding amortization of product rights)	61,288	40,214	8,874	8,934	18,984
Research and development	39,613	52,083	64,434	33,925	17,890
Selling, general and administrative	95,664	89,316	67,270	38,995	25,832
Intangible amortization and acquisition of technology rights	29,357	28,183	10,809	6,120	5,669
Goodwill impairment	—	65,099	—	—	—
Impairment loss	—	3,424	2,265	—	—
Other operating expenses	1,390	—	—	—	—

Total operating expenses	227,312	278,319	153,652	87,974	68,375

Operating income	211,700	32,130	78,655	115,796	98,806
Interest income	372	352	14,296	24,265	9,853
Interest expense	(11,616)	(11,609)	(12,951)	(9,612)	(686)
Other income, net	430	—	—	—	555
Gain on long-term debt repurchase	—	9,079	—	—	—
Income tax expense	75,278	41,029	16,040	38,344	41,862

Net income (loss)	$125,608	$(11,077)	$63,960	$92,105	$66,666

Net income (loss) per share:
Basic	$1.61	$(0.14)	$0.90	$1.32	$0.97
Diluted	$1.47	$(0.14)	$0.84	$1.21	$0.95

Shares used in computing net income (loss) per share:
Basic	77,820	77,423	71,391	69,827	68,990
Diluted	90,081	77,423	85,712	80,891	70,338

	As of December 31,
	2010	2009	2008	2007	2006
Consolidated Balance Sheet Data:
Cash, cash equivalents and investments	$505,171	$331,672	$275,839	$584,328	$255,409
Working capital	561,019	406,375	317,413	596,819	266,443
Total assets	1,287,574	1,084,451	1,086,129	771,605	429,694
Long-term debt	145,743	138,614	161,003	153,572	—
Total stockholders’ equity	891,135	750,387	749,334	558,530	411,899

We have never paid dividends on our common stock.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

We market and sell Cinryze in the United States for routine prophylaxis against angioedema attacks in adolescent and adult patients with hereditary angioedema (HAE). Cinryze is a C1 esterase inhibitor therapy for routine prophylaxis against HAE, also known as C1 inhibitor (C1-INH) deficiency, a rare, severely debilitating, life-threatening genetic disorder. Cinryze was obtained in October 2008, when we completed our acquisition of Lev Pharmaceuticals, Inc. (Lev). In January 2010, we acquired expanded rights to commercialize Cinryze and future C1-INH derived products in certain European countries and other territories throughout the world as well as rights to develop future C1-INH derived products for additional indications. In March 2010, our Marketing Authorization Application (MAA) for Cinryze for acute treatment and prophylaxis against HAE was accepted by the European Medicines Agency (EMA). We intend to seek to commercialize Cinryze in Europe in 2011 in countries where we have distribution rights. We are currently evaluating our commercialization plans in additional territories. We also intend to conduct ViroPharma sponsored studies and support investigator-initiated studies (IIS) to identify further therapeutic uses and potentially expand the labeled indication for Cinryze to include other C1 mediated diseases, such as Antibody-Mediated Rejection (AMR) and Delayed Graft Function (DGF). Additionally, we are currently undertaking studies on the viability of subcutaneous administration of Cinryze.

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

Our product development portfolio is primarily focused on two programs, C1 esterase inhibitor [human] and VP20621. We are working on developing further therapeutic uses; potential additional indications in other C1 mediated diseases, and alternative modes of administration for C1 esterase inhibitor. We are also developing VP20621 for the treatment and prevention of CDI. On August 6, 2009 we announced that dosing had begun in the Phase 1 clinical trial for VP20621 to determine the safety and tolerability of VP20621 dosed orally as a single and as repeat escalating doses in healthy young and older adults. We have successfully completed our Phase 1 clinical trial, filed an IND in December of 2010 and anticipate moving the compound into a Phase 2 clinical trial in the first half of 2011.

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

Executive Summary

Since December 31, 2009, we experienced the following:

Business Activities

Cinryze:

•	Shipped approximately 46,000 doses of Cinryze to specialty pharmacy/specialty distributors (SP/SD’s);

•

Acquired expanded rights to commercialize Cinryze and future C1-INH derived products in certain European countries and other territories throughout the world as well as rights to develop future C1-INH derived products for additional indications;

•	EMA accepted the filing of our MAA for Cinryze for acute treatment and prophylaxis against HAE;

•	Initiated an open-label, single-dose Phase 2 study to evaluate doses of Cinryze for treatment of acute angioedema attacks in children less than 12 years of age with HAE;

•	Presented Cinryze data at 2010 Annual Meeting of the American College of Allergy, Asthma & Immunology (ACAAI), and International Scientific Conference of the World Allergy Organization (WAO);

•	Conducted a multi-dose Phase 2 study to evaluate the safety, pharmacokinetics and pharmacodynamics of subcutaneous formulation Cinryze; and,

•

Submitted the Cinryze industrial scale manufacturing Prior Approval Supplement (PAS) to FDA and received a complete response letter regarding the Cinryze industrial scale manufacturing expansion activities requesting additional information related to observations from the pre-approval inspection and review of the technical processes;

C. difficile infection (CDI):

•	Completed Phase 1 clinical trial for VP20621;

•	Presented data from Phase 1 study of non-toxigenic C. difficile (VP20621) at the Interscience Conference on Antimicrobial Agents and Chemotherapy (ICAAC); and,

•	Vancocin scripts decreased 5.8% in 2010 as compared to 2009;

Financial Results

•	Net sales of Cinryze increased to $176.8 million for the year ended December 31, 2010 from $97.3 million for the year ended December 31, 2009;

•	Net sales of Vancocin increased to $259.6 million for the year ended December 31, 2010 from $213.1 million for the year ended December 31, 2009; and,

•	Reported net income of $125.6 million for the year ended December 31, 2010;

Liquidity

•	Generated net cash from operations of $193.5 million;

•	Ended 2010 with working capital of $561.0 million which includes cash and cash equivalents of $426.7 million and investments of $78.4 million.

During 2011 and going forward, we expect to face a number of challenges, which include the following:

The commercial sale of approved pharmaceutical products is subject to risks and uncertainties. There can be no assurance that future Vancocin sales will meet or exceed the historical rate of sales for the product, for reasons that include, but are not limited to, generic and non-generic competition for Vancocin and/or changes in prescribing habits or disease incidence.

The FDA convened a meeting of its Advisory Committee for Pharmaceutical Science and Clinical Pharmacology to discuss bioequivalence recommendations for oral vancomycin hydrochloride capsule drug products on August 4, 2009. The Advisory Committee was asked if the proposed guidelines are sufficient for establishing bioequivalence for generic vancomycin oral capsules. The Advisory Committee voted unanimously in favor of the component of the proposed OGD recommendation that requires bioequivalence to be demonstrated through comparable dissolution in media of pH 1.2, 4.5 and 6.8 for potential vancomycin HCl capsule generic products that (a) contain the same active and inactive ingredients in the same amounts as Vancocin HCl capsules; (b) meet currently accepted standards for assay, potency, purity, and stability (equivalent to those in place for Vancocin HCl capsules); and (c) are manufactured according to cGMP. We have opposed both the substance of the FDA’s bioequivalence method and the manner in which it was developed. In the event the OGD’s revised bioequivalence recommendation for Vancocin remains in effect, the time period in which a generic competitor may enter the market would be reduced. There can be no assurance that the FDA will agree with the positions stated in our Vancocin related submissions or that our efforts to oppose the OGD’s March 2006 and December 2008 recommendation to determine bioequivalence to Vancocin through in-vitro dissolution testing will be successful. We cannot predict the timeframe in which the FDA will make a decision regarding either our citizen petition for Vancocin or the approval of generic versions of Vancocin. If we are unable to change the recommendation set forth by the OGD in March 2006 as revised in December 2008 and voted upon by the Advisory Committee for Pharmaceutical Science and Clinical Pharmacology, the threat of generic competition will be high.

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

We cannot assure you that our current cash and cash equivalents and investments or cash flows from product sales will be sufficient to fund all of our ongoing development and operational costs, as well as the interest payable on our outstanding senior convertible notes, over the next several years, that planned clinical trials can be initiated, or that planned or ongoing clinical trials can be successfully concluded or concluded in accordance with our anticipated schedule and costs. Moreover, the results of our business development efforts could require considerable investments.

Our actual results could differ materially from those results expressed in, or implied by, our expectations and assumption described in this Annual Report on Form 10-K. The risks described in this report, our Form 10-K for the year ended December 31, 2010 are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. Please also see our discussion of the “Risk Factors” in Item 1A, which describe other important matters relating our business.

Results of Operations

Years ended December 31, 2010 and 2009

(in thousands, except per share data)	For the years ended December 31,
	2010	2009
Net product sales	$439,012	$310,449
Cost of sales (excluding amortization of product rights)	$61,288	$40,214
Operating income	$211,700	$32,130
Net income (loss)	$125,608	$(11,077)
Net income (loss) per share:
Basic	$1.61	$(0.14)
Diluted	$1.47	$(0.14)

The $211.7 million in operating income for the twelve months ended December 31, 2010 increased $179.6 million as compared to the same period in 2009. The primary drivers of this increase are increased net sales of $128.6 million, the $65.1 million goodwill impairment charge in the first quarter of 2009 for which no impairment occurred in 2010, and, a decrease in our research and development expense of $ 12.5 million primarily due to the wind-down of our CMV program. These were partly offset from increased cost of sales $21.1 million due to the increase in Cinryze sales volume and a $6.3 million increase in selling, general and administrative expense.

Revenues

Revenues consisted of the following:

(in thousands)	For the years ended December 31,
	2010	2009
Net product sales
Vancocin	$259,567	$213,138
Cinryze	176,815	97,311
Other	2,630	—

Total revenues	$439,012	$310,449

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

We sell Cinryze to specialty pharmacy/specialty distributors (SP/SD’s) who then distribute to physicians, hospitals and patients, among others. During 2010, we continued work to expand our manufacturing capacity to insure the availability of Cinryze to meet growing patient needs and believe our efforts will allow us to continue to meet this growing patient demand for the foreseeable future. In the second quarter of 2010, we introduced parallel chromatography produced Cinryze into the trade which increased our supply so that we were able to start new patients on Cinryze as needed without undue concern of any disruption of the availability of Cinryze to those already receiving it. In order to meet the anticipated longer term demand, we submitted to the FDA a Prior Approval Supplement (PAS) in the second quarter of 2010. The PAS involves a larger scale manufacturing project to significantly increase the Cinryze production capabilities at Sanquin. In October 2010, the FDA issued a complete response letter regarding the Cinryze industrial scale manufacturing expansion activities. In the complete response letter the FDA has requested additional information related to observations from the pre-approval inspection and review of the technical processes. We anticipate filing a response to the complete response letter during 2011 and in parallel will continue advancing additional initiatives intended to increase our capacity.

During the year ended December 31, 2010, net sales of Vancocin increased 21.8% compared to 2009. The increase is primarily due to price increases during 2010, offset by lower sales volumes. Based upon data reported by IMS Health Incorporated, prescriptions during the year ended December 31, 2010 decreased from the same period in 2009 by 5.8%, which we believe is due to a decrease in the severity of the disease state, improved aseptic techniques and a suspected increase in compounding seen both in the hospital and long-term care marketplace. The units sold for the year ended December 31, 2010 decreased by 1.4% compared to the same period in 2009. Our net sales of Cinryze during the year ended December 31, 2010 increased $79.5 million compared to the same period in 2009 due to an increase in the number of patients receiving Cinryze.

Vancocin product sales are driven by demand fluctuations in trade inventories which could be at different levels from period to period. Cinryze product sales are influenced by prescriptions and the rate at which new patients are placed on Cinryze. We receive inventory data from our three largest wholesalers through our fee for service agreements and our two SP/SD’s through service agreements. We do not independently verify this data. Based on this inventory data and our estimates, we believe that as of December 31, 2010, the wholesalers and SP/SD’s did not have excess channel inventory of either product.

Cost of sales (excluding amortization of product rights)

Cost of sales increased for the year ended December 31, 2010 by $21.1 million as compared to the same period in 2009 due to increased Cinryze volume, partially offset by the impact of the step-up on 2009 cost of sales related to the acquisition of Lev ($6.9 million). We utilized the entire inventory that was recorded at fair value as part of the Lev purchase during 2009. Additionally, included in the cost of sales for the year ended December 31, 2010 are expenses of $1.5 million related to non-refundable start up costs paid to a new plasma supplier and a $2.8 million write-off of inventory, produced as part of our effort to receive FDA approval for a larger scale manufacturing line.

Vancocin and Cinryze cost of sales includes the cost of materials and distribution costs and excludes amortization of product rights. Since units are shipped based upon earliest expiration date, we would expect the cost of product sales of both Vancocin and Cinryze to fluctuate from quarter to quarter as we may experience fluctuations in quarterly manufacturing yields.

Research and development expenses

For each of our research and development programs, we incur both direct and indirect expenses. Direct expenses include third party costs related to these programs such as contract research, consulting, cost sharing payments or receipts and clinical and development costs. Indirect expenses include personnel, facility, stock compensation and other overhead costs. Due to advancements in our VP20621 preclinical program, and our Cinryze Phase 4 commitment and Phase 2 study in children, we expect future costs in these programs to exceed historical costs.

Research and development expenses were divided between our research and development programs in the following manner:

(in thousands)	For the years ended December 31,
	2010	2009
Direct—Core programs
Non-toxigenic strains of C. difficle (VP20621)	$7,643	$9,801
Cinryze	7,113	7,067
Vancocin	1,151	675
Direct—Other assets
CMV	866	15,715
New Initiatives	2,279	—
Other assets	1,604	8
Indirect
Development	18,957	18,817

Total	$39,613	$52,083

Direct Expenses—Core Development Programs

The decrease in costs of VP20621 for the year ended December 31, 2010 compared to the same period in 2009 relates to timing associated with costs of our Phase 1 clinical trial.

Our costs associated with our Cinryze program during 2010 are flat compared to 2009, as we incurred costs related to our Phase 4 clinical trial and the development of our life cycle program during 2010, while during 2009, we incurred costs related to our open label trials which closed on March 31, 2009 and preparation of our Phase 4 clinical trial.

Vancocin costs in 2010 and 2009 related to additional research activities.

Direct Expenses—Other Assets

Our direct expenses related to our CMV program decreased in 2010 compared to 2009 as we wound down our stem cell and liver transplant studies in 2009. In February 2009, based upon preliminary analysis of the data, we announced that our Phase 3 trial evaluating maribavir used as prophylaxis in allogeneic stem cell, or bone marrow, transplant patients did not achieve its primary endpoints. In addition, the study failed to meet its key secondary endpoints. Additionally, we announced that our Phase 3 trial evaluating maribavir in liver transplant patients was discontinued and that all patients on study drug were moved to current standard of care. During 2009 we continued enrollment in our solid organ (liver) study through February 2009, conducted follow-up visits necessary to complete both our Phase 3 studies following receipt of the results of our stem cell transplant study and continued to evaluate the results of our Phase 3 programs. We continue to evaluate any potential alternative development strategies for maribavir.

Our costs related to New Initiatives represent expenses associated with our evaluation of a recombinant C1-INH technology and spending under our collaboration agreement with Sanquin supporting their Early Stage Research Programs. Included in the 2010 Other assets is a one-time charge of approximately $1.1 million associated with a re-negotiation of a royalty arrangement on a product in late stage development.

Anticipated fluctuations in future direct expenses are discussed under “Liquidity—Development Programs.”

Indirect Expenses

These costs primarily relate to the compensation of and overhead attributable to our development team. During the second half of 2009 and through 2010, our development team shifted its focus from our CMV program to our Cinryze and VP20621 programs.

Selling, general and administrative expenses

Selling, general and administrative expenses (SG&A) increased $6.3 million during 2010 compared to 2009. The increase was driven by increased marketing expenses ($2.9 million), legal costs ($2.2 million), compensation expense ($1.7 million) and increased costs associated with our activities in Europe, partly offset by decreased medical education expenses ($2.6 million).

Included in SG&A are legal and consulting costs incurred related to our opposition to the attempt by the OGD regarding the conditions that must be met in order for a generic drug application to request a waiver of in-vivo bioequivalence testing for copies of Vancocin, which were $6.4 million and $5.5 million for the years 2010 and 2009, respectively. We anticipate that these additional legal and consulting costs will continue at the current level, or possibly higher, in future periods as we continue this opposition. We anticipate continued increased spending in selling, general and administrative expenses in future periods as we continue to implement additional commercial programs related to Cinryze and continue our European initiatives.

Intangible amortization and acquisition of technology rights

Intangible amortization for the year ended December 31, 2010 was $29.4 million, as compared to $28.2 million in 2009.

On an ongoing periodic basis, we evaluate the useful life of our intangible assets and determine if any economic, governmental or regulatory event has modified their estimated useful lives. This evaluation did not result in a change in the life of the intangible assets during the year ended December 31, 2010. We will continue to monitor the actions of the FDA and OGD surrounding the bioequivalence recommendation for Vancocin and consider the effects of our opposition efforts, any announcements by generic competitors or other adverse events for additional impairment indicators. We will reevaluate the expected cash flows and fair value of our Vancocin-related assets, as well as estimated useful lives, at such time.

Impairment losses

During the first quarter of 2009, the market capitalization of ViroPharma fell below the carrying value of ViroPharma’s net assets due to the announcements surrounding our maribavir development program. This situation required us to test for impairment of our goodwill and other intangible assets which lead to a goodwill impairment charge of $65.1 million in 2009. There was no impairment of goodwill during 2010.

During 2009 we incurred an impairment charge related to our previous corporate headquarters of $3.4 million due to the down turn in the real estate market.

Other operating expenses

The re-measurement of the fair value of the contingent consideration given relating to the acquisition of Auralis resulted in a charge to income during the period ended December 31, 2010 of $1.4 million. There was no such charge during 2009.

Other Income (Expense)

Interest Income

Interest income for year ended December 31, 2010 was $0.4 million is flat compared to $0.4 million in 2009.

Interest Expense

(in thousands)	For the years ended December 31,
	2010	2009
Interest expense on senior convertible notes	$4,100	$4,343
Amortization of debt discount	7,129	6,854
Amortization of finance costs	387	412

Total interest expense	$11,616	$11,609

Interest expense and amortization of debt discount and finance costs in 2010 and 2009 relates entirely to the senior convertible notes issued on March 26, 2007.

Other income, net

Our other income, net includes net foreign exchange gains and the rental income attributable to our previous corporate headquarters.

Income Tax Expense

Our income tax expense was $75.3 million and $41.0 million for the year ended December 31, 2010 and 2009, respectively. The effective tax rate in 2010 was 37.5% compared to 137.0% in 2009. The effective tax rate in 2010 exceeded the federal statutory tax rate due to state income taxes and certain share-based compensation that is not tax deductible. The effective tax rate in 2009 exceeded the statutory tax rate because of a goodwill impairment charge which is not deductible for tax purposes and state income taxes, partially offset by an orphan drug credit.

Results of Operations

We adopted the new accounting provisions for our convertible debt securities as of January 1, 2009 and retrospectively applied this change in accounting to all prior periods presented for which we had applicable outstanding convertible debt, as required by this new standard.

Years ended December 31, 2009 and 2008

(in thousands, except per share data)	For the years ended December 31,
	2009	2008
Net product sales	$310,449	$232,307
Cost of sales (excluding amortization of product rights)	$40,214	$8,874
Operating income	$32,130	$78,655
Net (loss) income	$(11,077)	$63,960
Net (loss) income per share:
Basic	$(0.14)	$0.90
Diluted	$(0.14)	$0.84

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

Revenues

Revenues consisted of the following:

(in thousands)	For the years ended December 31,
	2009		2008
Net product sales	$
Vancocin		213,138	232,284
Cinryze		97,311	23

Total Revenues		$310,449	$232,307

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

Research and development expenses were divided between our research and development programs in the following manner:

(in thousands)	For the years ended December 31,
	2009	2008
Direct—Core programs
CMV	$15,715	$35,200
Cinryze	7,067	5,226
Non-toxigenic strains of C. difficle (VP20621)	9,801	4,702
Vancocin	675	603
HCV	8	762
Indirect
Development	18,817	17,941

Total	$52,083	$64,434

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

On an ongoing periodic basis, we evaluate the useful life of our intangible assets and determine if any economic, governmental or regulatory event has modified their estimated useful lives. This evaluation did not result in a change in the life of the intangible assets during the year ended December 31, 2009. We will continue to monitor the actions of the FDA and OGD surrounding the bioequivalence recommendation for Vancocin and consider the effects of our opposition efforts, any announcements by generic competitors or other adverse events for additional impairment indicators. We will reevaluate the expected cash flows and fair value of our Vancocin-related assets, as well as estimated useful lives, at such time.

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

Other Income (Expense)

Interest Income

Interest income for year ended December 31, 2009 was $0.4 million as compared to $14.3 million in 2008. Interest incomes in 2009 as compared to 2008 decreased due to lower amounts of cash on hand and lower interest rates.

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

Interest expense and amortization of finance costs in 2009 and 2008 relates entirely to the senior convertible notes issued on March 26, 2007.

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

We are required to pay contingent consideration to Lev shareholders upon achievement of a commercial milestone related Cinryze sales, additional consideration to Lilly based on the net sales of Vancocin in 2011 and additional consideration to Auralis shareholders upon achievement of a regulatory milestone. Additionally, our operating expenses will not decrease significantly if there is the introduction of a generic Vancocin.

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

Overall Cash Flows

During the year ended December 31, 2010, we generated $193.5 million of net cash from operating activities, primarily from our net income after adjustments for non-cash items. We used $101.9 million of cash from investing activities mainly in the purchase of short-term investments, as well as in the purchase of Auralis and the additional purchase price consideration for Vancocin. Our net cash provided by financing activities was $3.6 million which relates to stock option exercises. For the year ended December 31, 2009, we were provided with $84.8 million of net cash from operating activities, primarily from our net income adjusted for our non-cash items such as our goodwill impairment, depreciation and amortization expense and our deferred tax provision, partially offset by changes in working capital, specifically increases in accounts receivable and inventory due to the Cinryze launch. We used $8.9 million of cash from investing activities primarily related to the additional purchase price consideration for Vancocin and our net cash used in financing activities was $20.5 million, mainly from the repurchase of a portion of our senior convertibles notes.

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

Core Development Programs

Cinryze—We acquired Cinryze in October 2008 and through December 31, 2010 have spent approximately $19.4 million in direct research and development costs related to Cinryze since acquisition. During 2011, we continue to expect research and development costs related to Cinryze to increase as we complete our Phase 4 commitment and initiate our Phase 2 study to evaluate Cinryze for treatment of acute HAE in children. Additionally, we will incur costs related to evaluating additional indications, formulations and territories as we develop our life cycle program related to Cinryze such as our efforts on sub-subcutaneous, AMR and DGF. We are solely responsible for the costs of Cinryze development.

VP20621—We acquired VP20621 in February 2006 and through December 31, 2010 have spent approximately $23.9 million in direct research and development costs. During 2011, we expect our research and development activities related to VP20621 to increase as we continue our development program. We are solely responsible for the costs of VP20621 development.

Vancocin—We acquired Vancocin in November 2004 and through December 31, 2010, we have spent approximately $2.8 million in direct research and development costs related to Vancocin activities since acquisition.

Other Assets

In addition to the programs described above, we have several other assets that we may make additional investments in. These investments will be dependent on our assessment of the potential future commercial success of or benefits from the asset. These assets include maribavir for CMV, and other compounds. We will continue to incur costs associated with our other development assets for direct research and development costs for medicinal products which will address unmet medical needs such as our current evaluation of a recombinant C1-INH technology which may be included in future clinical studies.

Business development activities

On May 28, 2010 we acquired a 100% ownership interest in Auralis Limited, a UK based specialty pharmaceutical company for approximately $14.5 million in upfront consideration for the acquisition of the company and its existing pharmaceutical licenses and products. We have also agreed to pay an additional payment of £10 million Pounds Sterling (approximately $15.5 million based on the December 31, 2010 exchange rate) upon the first regulatory approval of a product in late stage development.

On October 21, 2008, we completed our acquisition under which ViroPharma acquired Lev Pharmaceuticals, Inc. (Lev). Lev is a biopharmaceutical company focused on developing and commercializing therapeutic products for the treatment of inflammatory diseases. The terms of the merger agreement provided for the conversion of each share of Lev common stock into upfront consideration of $453.1 million, or $2.75 per Lev share, comprised of $2.25 per share in cash and $0.50 per share in ViroPharma common stock, and contingent consideration of up to $1.00 per share which may be paid on achievement of certain regulatory and commercial milestones. The target for the first CVR payment of $0.50 per share (or $87.5 million) will not be paid as a third party’s human C1 inhibitor product was approved for the acute treatment of HAE and granted orphan exclusivity. The second CVR payment of $0.50 per share ($87.5 million) becomes payable if Cinryze reaches at least $600 million in cumulative net product sales by October 2018 and we anticipate achieving this milestone in 2012.

We intend to continue to seek to acquire additional products or product candidates. The costs associated with evaluating or acquiring any additional product or product candidate can vary substantially based upon market size of the product, the commercial effort required for the product, the product’s current stage of development, and actual and potential generic and non-generic competition for the product, among other factors. Due to the variability of the cost of evaluating or acquiring business development candidates, it is not feasible to predict what our actual evaluation or acquisition costs would be, if any, however, the costs could be substantial.

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

As of December 31, 2010, we have accrued $1.2 million in interest payable to holders of the senior convertible notes. Debt issuance costs of $4.8 million have been capitalized and are being amortized over the term of the senior convertible notes, with the balance to be amortized as of December 31, 2010 being $2.4 million.

The senior convertible notes are convertible into shares of our common stock at an initial conversion price of $18.87 per share. The senior convertible notes may only be converted: (i) anytime after December 15, 2016; (ii) during the five business-day period after any five consecutive trading day period (the “measurement period”) in which the price per note for each trading day of that measurement period was less than 98% of the product of the last reported sale price of our common stock and the conversion rate on each such day; (iii) during any calendar quarter (and only during such quarter) after the calendar quarter ending June 30, 2007, if the last reported sale price of our common stock for 20 or more trading days in a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter exceeds 130% of the applicable conversion price in effect on the last trading day of the immediately preceding calendar quarter; or (iv) upon the occurrence of specified corporate events. Upon conversion, holders of the senior convertible notes will receive shares of common stock, subject to ViroPharma’s option to irrevocably elect to settle all future conversions in cash up to the principal amount of the senior convertible notes, and shares for any excess. We can irrevocably elect this option at any time on or prior to the 35th scheduled trading day prior to the maturity date of the senior convertible notes. The senior convertible notes may be required to be repaid on the occurrence of certain fundamental changes, as defined in the senior convertible notes. As of December 31, 2010, the fair value of the principal of the $205.0 million convertible senior notes outstanding was approximately $229.8 million, based on the level 2 valuation hierarchy of the fair value measurements standard. The carrying value of the debt at December 31, 2010 is $145.7 million.

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

The purchased call options are expected to reduce the potential dilution upon conversion of the senior convertible notes in the event that the market value per share of our common stock at the time of exercise is greater than $18.87, which corresponds to the initial conversion price of the senior convertible notes, but less than $24.92 (the warrant exercise price). The warrant exercise price is 75.0% higher than the price per share of $14.24 of our price on the pricing date. If the market price per share of our common stock at the time of conversion of any senior convertible notes is above the strike price of the purchased call options ($18.87), the purchased call options will entitle us to receive from the counterparties in the aggregate the same number of shares of our common stock as we would be required to issue to the holder of the converted senior convertible notes. Additionally, if the market price of our common stock at the time of exercise of the sold warrants exceeds the strike price of the sold warrants ($24.92), we will owe the counterparties an aggregate of approximately 13.25 million shares of our common stock. If we have insufficient shares of common stock available for settlement of the warrants, we may issue shares of a newly created series of preferred stock in lieu of our obligation to deliver common stock. Any such preferred stock would be convertible into 10% more shares of our common stock than the amount of common stock we would otherwise have been obligated to deliver under the warrants. We are entitled to receive approximately 10.87 million shares of our common stock at $18.87 from the call option holders and if the market price of our common stock at the time of exercise of the sold warrants exceeds the strike price of the sold warrants ($24.92), we will owe the counterparties an aggregate of approximately 10.87 million shares of our common stock.

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

Contractual Obligations

Future contractual obligations and commercial commitments at December 31, 2010 are as follows:

(in thousands)
Contractual Obligations (1)(2)	Total	1 year or less	2-3 years	4-5 years	More than 5 years
Operating leases (3)	$10,973	$1,846	$3,765	$3,813	$1,549
Senior convertible notes (4)	233,700	4,100	8,200	8,200	213,200
Collaboration agreements (5)	5,301	1,325	2,651	1,325	—
Purchase obligations (6)	362,989	77,151	135,556	150,282	—

Total	$612,963	$84,422	$150,172	$163,620	$214,749

(1)	This table does not include the contingent consideration of £10 million Pounds Sterling (approximately $15.5 million based on the December 31, 2010 exchange rate) which may be payable to the former shareholders of Auralis, which we acquired on May 28, 2010, upon the first regulatory approval of a product in late stage development. We account for this contingent consideration as a liability and recognize changes in its fair value in operating income. We will continue to recognize such fair value changes in income until the ultimate disposition or settlement of this liability.

This table does not include any milestone payments under our agreement with GSK in relation to our in-licensed technology, as the timing and likelihood of such payments are not known.

The table does not include an additional payment which may be due to Lilly in connection with the Vancocin acquisition, as the amount and timing of future additional payments are not determinable. Under the terms of the agreement with Lilly, Lilly is entitled to an additional payment of 35% of annual net sales of Vancocin between $45 and $65 million during 2011.

The table does not include additional payments to Lev CVR holders. As of December 31, 2010, only the second CVR as described below remains achievable. The second CVR payment of $0.50 per share ($87.5 million) becomes payable if Cinryze reaches at least $600 million in cumulative net product sales by October 2018 and we anticipate achieving this milestone in 2012.

(2)	This table does not include various agreements that we have entered into for services with third party vendors, including agreements to conduct clinical trials, to manufacture product candidates, and for consulting and other contracted services due to the cancelable nature of the services. We accrue the costs of these agreements based on estimates of work completed to date. We estimate that approximately $23.0 million will be payable in future periods under arrangements in place at December 31, 2010. Of this amount, approximately $4.9 million has been accrued for work estimated to have been completed as of December 31, 2010 and approximately $18.1 million relates to future performance under these arrangements.

(3)	Operating leases represent building and equipment leases.

(4)	These payments represent interest and principal related to our 2% senior convertible notes due March 2017.

(5)	Pursuant to the terms of the ROW Agreement, Sanquin may conduct certain early stage research programs for which we will provide to Sanquin €1,000,000 (approximately $1.3 million based on the December 31, 2010 exchange rate) per year for a period of five years.

(6)	We have committed to purchase up to 290,000 liters of plasma in 2011 and up to 210,000 liters of plasma per year in 2012 through 2015 from our suppliers. Additionally, we are required to purchase a minimum number of units from our third party toll manufacturer. Excluded from these amounts is the manufacturing fee for Cinryze produced under the EU and ROW agreement as the minimum purchase shall be determined by the Joint Steering Committee in 2013.

Capital Resources

While we anticipate that cash flows from Cinryze and Vancocin, as well as our current cash, cash equivalents and short-term investments, should allow us to fund our ongoing development and operating costs, as well as the interest payments on our senior convertible notes, we may need additional financing in order to expand our product portfolio. At December 31, 2010, we had cash, cash equivalents and short-term investments of $505.2 million. Our investments consist of high quality fixed income securities and high quality debt securities or obligation of departments or agencies of the United States. We generally invest in financial instruments with maturities of less than one year. At December 31, 2010, the annualized weighted average nominal interest rate on our investment portfolio was 0.40% and the weighted average length to maturity was 7.1 months.

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

Additional equity or debt financing, however, may not be available on acceptable terms from any source as a result of, among other factors, our operating results, our inability to achieve regulatory approval of any of our product candidates, and our inability to file, prosecute, defend and enforce patent claims and or other intellectual property rights. If sufficient additional financing is not available, we may need to delay, reduce or eliminate current development programs, or reduce or eliminate other aspects of our business.

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

Our summary of significant accounting policies is described in Note 2 to our Consolidated Financial Statements contained in our Annual Report on Form 10-K for the year ended December 31, 2010. However, we consider the following policies and estimates to be the most critical in understanding the more complex judgments that are involved in preparing our consolidated financial statements and that could impact our results of operations, financial position, and cash flows:

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

Chargebacks and rebates are the most subjective sales related accruals. While we currently have no contracts with private third party payors, such as HMO’s, we do have contractual arrangements with governmental agencies, including Medicaid. We establish accruals for chargebacks and rebates related to these contracts in the period in which we record the sale as revenue. These accruals are based upon historical experience of government agencies’ market share, governmental contractual prices, our current pricing and then-current laws, regulations and interpretations. We analyze the accrual at least quarterly and adjust the balance as needed. These analyses have been adjusted to reflect the U.S. healthcare reform acts and their affect on governmental contractual prices and rebates. We believe that a 10% change in our estimate of the actual rate of sales subject to governmental rebates would affect our operating income and accruals by approximately $0.5 million in the period of adjustment, which we believe is immaterial.

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

•

Income Taxes—Our income provision and related balance sheet accounts are determined based on enacted tax laws, published guidance and the statutory tax rates in the jurisdictions in which we operate. Significant judgment is required in determining tax expense and related assets and liabilities including the expenses that qualify for income tax credits, such as the orphan drug credit. Deferred tax assets are evaluated to determine if they are more likely than not to be realized through future income, reversal of temporary differences or tax planning strategies. A valuation allowance is established if realization is not considered more likely than not. If future results differ from those expected when the deferred tax asset is established, an additional valuation allowance may be required. Tax benefits are recognized on filed tax return positions that are more likely than not to be sustained. Challenges by the tax authorities could impact our income tax provision in future years.

•

Acquisition Accounting—The application of the purchase accounting requires certain estimates and assumptions especially concerning the determination of the fair values of the acquired intangible assets and property, plant and equipment as well as the liabilities assumed at the date of the acquisition. Moreover, the useful lives of the acquired intangible assets, property, plant and equipment have to be determined.

The total purchase price of businesses acquired will be allocated to the net tangible assets and identifiable intangible assets based on their fair values as of the date of the acquisition and the fair value of any contingent consideration. Changes in the fair value of contingent consideration will be expensed in the period in which the change in fair value occurs. Additionally, acquired IPR&D projects will initially be capitalized and considered indefinite-lived assets subject to annual impairment reviews or more often upon the occurrence of certain events. For those compounds that reach commercialization, the assets are amortized over the expected useful lives.

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

Recently Issued Accounting Pronouncements

In September 2009, the FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. This ASU amends certain disclosure requirements of Topic 820 to provide for additional disclosures for transfers in and out of Levels 1 and 2 and for activity in Level 3. The ASU also clarifies certain other disclosure requirements including level of desegregation and disclosures around inputs and valuation techniques. We adopted this ASU on January 1, 2010. The new disclosures about the purchases, sales, issuances and settlements in the roll forward activity for Level 3 fair value measurements are effective for fiscal years beginning after December 15, 2010 and we will adopt this provision effective January 1, 2011.

In October 2009, the FASB issued ASU No. 2009-13, Multiple-Deliverable Revenue Arrangements, or ASU 2009-13. ASU 2009-13, amends existing revenue recognition accounting pronouncements that are currently within the scope of FASB ASC Topic 605. This consensus provides accounting principles and application guidance on how the arrangement should be separated, and the consideration allocated. This guidance changes how to determine the fair value of undelivered products and services for separate revenue recognition. Allocation of consideration is now based on management’s estimate of the selling price for an undelivered item where there is no other means to determine the fair value of that undelivered item. This new approach is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The adoption of this guidance will not have a material impact on our results of operations, cash flows, and financial position.

In February 2010, the Financial Accounting Standards Board (FASB) amended the disclosure requirements of ASC Topic 855, Subsequent Events so that SEC filers are no longer required to disclose the date through which subsequent events have been evaluated in originally issued and revised financial statements. This revised guidance is effective immediately and we adopted this pronouncement on March 31, 2010 and have revised the disclosures as required.

In March 2010, the FASB ratified EITF Issue No. 08-9, Milestone Method of Revenue Recognition and as a result of this ratification the FASB issued ASU 2010-17 in April 2010, which states that the milestone method is a valid application of the proportional performance model for revenue recognition if the milestones are substantive and there is substantive uncertainty about whether the milestones will be achieved. The Task Force agreed that whether a milestone is substantive is a judgment that should be made at the inception of the arrangement. To meet the definition of a substantive milestone, the consideration earned by achieving the milestone (1) would have to be commensurate with either the level of effort required to achieve the milestone or the enhancement in the value of the item delivered, (2) would have to relate solely to past performance, and (3) should be reasonable relative to all deliverables and payment terms in the arrangement. No bifurcation of an individual milestone is allowed and there can be more than one milestone in an arrangement. The new guidance is effective for interim and annual periods beginning on or after June 15, 2010. The adoption of this guidance will not have a material impact on our results of operations, cash flows, and financial position.

Off-Balance Sheet Arrangements

In conjunction with our acquisition of Lev, we acquired purchase obligations related to the supply and manufacturing of Cinryze. We have committed to purchase a minimum number of liters of plasma per year through 2015 from our supplier. Additionally, we are required to purchase a minimum number of units from our third party toll manufacturer. The total minimum purchase commitments for these continuing arrangements as of December 31, 2010 are approximately $363.0 million.

In October 2009, we terminated our agreement with Plasma Centers of America (PCA) and our obligation to purchase plasma collected from centers own by PCA.

ITEM 7A.	Quantitative and Qualitative Disclosures About Market Risk

Our holdings of financial instruments are primarily comprised of money market funds holding only U.S. government securities and fixed income securities, including a mix of corporate debt and government securities. All such instruments are classified as securities available for sale. Our debt security portfolio represents funds held temporarily pending use in our business and operations. We manage these funds accordingly. Our primary investment objective is the preservation of principal, while at the same time optimizing the generation of investment income. We seek reasonable assuredness of the safety of principal and market liquidity by investing in cash equivalents (such as Treasury bills and money market funds) and fixed income securities (such as U.S. government and agency securities, municipal securities, taxable municipals, and corporate notes) while at the same time seeking to achieve a favorable rate of return. Our market risk exposure consists principally of exposure to changes in interest rates. Our holdings are also exposed to the risks of changes in the credit quality of issuers. We generally invest in financial instruments with maturities of less than one year. The carrying amount, which approximates fair value based on the level 1 valuation hierarchy of the fair value measurement standard, and the annualized weighted average nominal interest rate of our investment portfolio at December 31, 2010, was approximately $78.4 million and 0.40%, respectively. The weighted average length to maturity was 7.1 months. A one percent change in the interest rate would have resulted in a $0.8 million impact to interest income for the year ended December 31, 2010.

At December 31, 2010, we had principal outstanding of $205.0 million of our senior convertible notes. The senior convertible notes bear interest at a rate of 2% per annum, payable semi-annually in arrears on March 15 and September 15 of each year commencing on September 15, 2007. The senior convertible notes are convertible into shares of our common stock at an initial conversion price of $18.87 per share. The senior convertible notes may only be converted: (i) anytime after December 15, 2016; (ii) during the five business-day period after any five consecutive trading day period (the “measurement period”) in which the price per note for each trading day of that measurement period was less than 98% of the product of the last reported sale price of our common stock and the conversion rate on each such day; (iii) during any calendar quarter (and only during such quarter) after the calendar quarter ending June 30, 2007, if the last reported sale price of our common stock for 20 or more trading days in a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter exceeds 130% of the applicable conversion price in effect on the last trading day of the immediately preceding calendar quarter; or (iv) upon the occurrence of specified corporate events. Upon conversion, holders of the senior convertible notes will receive shares of common stock, subject to our option to irrevocably elect to settle all future conversions in cash up to the principal amount of the senior convertible notes, and shares for any excess. We can irrevocably elect this option at any time on or prior to the 35th scheduled trading day prior to the maturity date of the senior convertible notes. The senior convertible notes may be required to be repaid on the occurrence of certain fundamental changes, as defined in the senior convertible notes. As of December 31, 2010, the fair value of the principal of the $205.0 million convertible senior notes outstanding was approximately $229.8 million, based on the level 2 valuation hierarchy of the fair value measurements standard. The carrying value of the debt at December 31, 2010 is $145.7 million.

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

Our financial statements required by this item are attached to this Report beginning on page 77.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer, or CEO, and our Chief Financial Officer, or CFO, of the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of December 31, 2010. Based on that evaluation, our management, including our CEO and CFO, concluded that as of December 31, 2010 our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to the Company’s management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the quarter ended December 31, 2010, there were no significant changes in our internal control over financial reporting identified in connection with the evaluation of such controls that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

Our management assessed the effectiveness of its internal control over financial reporting as of December 31, 2010. In making this assessment, it used the criteria based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission in “Internal Control—Integrated Framework” (COSO). Based on our assessments we believe that, as of December 31, 2010, our internal control over financial reporting is effective based on those criteria.

Our independent registered public accounting firm, KPMG LLP, has issued a report on the effectiveness of the Company’s internal control over financial reporting which appears on the next page.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

ViroPharma Incorporated:

We have audited ViroPharma Incorporated’s (the Company’s) internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2010 and 2009, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2010, and our report dated February 24, 2011 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Short Hills, New Jersey

February 24, 2011

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

The following table gives information about equity awards under our 1995 Plan, 2001 Plan, 2005 Plan and ESPP as of December 31, 2010:

	(a)		(b)		(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining securities available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by securities holders (the 1995 Plan, 2005 Plan and the ESPP)	8,370,357	(1)	$10.48	(1)	6,334,221
Equity compensation plans not approved by security holders (the 2001 Plan)	214,641		$8.73		59,709

Total	8,584,998		$10.44		6,393,930

(1)	Does not include rights granted under the ESPP for which rights were granted in connection with the 6-month offering period that commenced in January 2010. The next scheduled purchase date under the Employee Stock Purchase Plan is June 30, 2011.

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

Eligibility for Participation. Generally, any employee, consultant or advisor to our company or our subsidiaries is eligible to receive grants under the 2001 Plan; provided, however, our officers or officers of our subsidiaries are not eligible to receive any type of grant under the 2001 Plan. Similarly, no options or restricted shares may be granted to any member of our board of directors under the 2001 Plan.

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

Options granted to employees may become exercisable based on the attainment of certain vesting conditions as may be set forth in the award agreement (as determined by the board or committee)—for example, an option may become exercisable if the optionee remains employed by us until a specified date, or if specified performance goals have been met. If a participant’s employment terminates for any reason, the vested portion of an option remains exercisable for a fixed period of three months from the date of the participant’s termination, and all of the restricted shares then subject to restrictions will be forfeited. If restricted shares are forfeited, we will refund to the participant the amounts paid for the restricted shares.

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

Deduction to our company. We will be entitled to an income tax deduction equal to the amount of ordinary income recognized by the participant. The deduction generally will be allowed for our taxable year in which occurs the last day of the calendar year in which the participant recognizes ordinary income.

The remainder of the information required by this Item will be set forth in our Proxy Statement, to be filed within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, and is incorporated by reference to our Proxy Statement.

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

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation of the Company. (31) (Exhibit 3.1)

3.2	Amended and Restated By-Laws of the Company. (2) (Exhibit 3.3)

4.1	Form of Indenture dated March 19, 2007 between the Company and Wilmington Trust Company, as Trustee. (21) (Exhibit 4.1)

4.2	First Supplemental Indenture, dated as of March 26, 2007, by and between the Company and Wilmington Trust Company, as Trustee. (21) (Exhibit 4.2)

10.1††	Form of Employment Agreement. (14) (Exhibit 10.1)

10.2	Form of Indemnification Agreement. (14) (Exhibit 10.2)

10.3	Investment Agreement among ViroPharma Incorporated and Perseus-Soros Biopharmaceutical Fund, L.P. dated May 5, 1999. (5) (Exhibit 10.20)

10.4††	2001 Equity Incentive Plan. (8) (Exhibit 10.33)

10.5†	License Agreement dated August 8, 2003 by and between GlaxoSmithKline and ViroPharma Incorporated. (4) (Exhibit 10.35)

10.6†	Assignment, Transfer and Assumption Agreement between ViroPharma Incorporated and Eli Lilly and Company dated October 18, 2004. (10) (Exhibit 2.1)

10.7†	Amendment No. 1 to the Assignment, Transfer and Assumption Agreement between ViroPharma Incorporated and Eli Lilly and Company dated November 8, 2004. (10) (Exhibit 2.2)

10.8††	ViroPharma Severance Plan. (14) (Exhibit 10.37)

10.9††	ViroPharma Cash Bonus Plan. (22) (Exhibit 10.2)

10.10††*	ViroPharma Board Compensation Policy.

10.11††	Amended and Restated 1995 ViroPharma Stock Option and Restricted Share Plan. (13)

10.12††	2005 Equity Incentive Plan. (19)

10.13††	Form Of Non-Qualified Stock Option Agreement For Members Of The Board Of Directors. (15) (Exhibit 10.2)

10.14††	Form Of Non-Qualified Stock Option Agreement. (15) (Exhibit 10.3)

10.15††	Form of Incentive Stock Option Agreement. (15) (Exhibit 10.4)

10.16†	Master Agreement by and between OSG Norwich Pharmaceuticals, Inc. and ViroPharma Incorporated effective as of December 1, 2005. (16) (Exhibit 10.41)

10.17†	Project Agreement No. 1 by and between OSG Norwich Pharmaceuticals, Inc. and ViroPharma Incorporated. (16) (Exhibit 10.42)

10.18†	Bulk Supply Agreement between ViroPharma and Alpharma Inc. dated April 13, 2006. (17) (Exhibit 10.1)

10.19†	Project Agreement No. 2 by and between OSG Norwich Pharmaceuticals, Inc. and ViroPharma Incorporated dated May 15, 2006. (17) (Exhibit 10.2)

Exhibit No.	Description
10.20	Real Estate Purchase Agreement between LV Associates, L.P. and the Company dated December 22, 2006. (22) (Exhibit 10.33)

10.21	Confirmation of Convertible Bond Hedge Transaction, dated as of March 20, 2007, by and between ViroPharma Incorporated and Credit Suisse International and Credit Suisse, New York Branch, as agent for Credit Suisse International. (21) (Exhibit 10.1)

10.22	Confirmation of Convertible Bond Hedge Transaction, dated as of March 20, 2007, by and between ViroPharma Incorporated and Wells Fargo Bank, National Association. (21) (Exhibit 10.2)

10.23	Confirmation of Issuer Warrant Transaction dated as of March 20, 2007, by and between ViroPharma Incorporated and Credit Suisse International and Credit Suisse, New York Branch, as agent for Credit Suisse International. (21) (Exhibit 10.3)

10.24	Confirmation of Issuer Warrant Transaction, dated as of March 20, 2007, by and between ViroPharma Incorporated and Wells Fargo Bank, National Association. (21) (Exhibit 10.4)

10.25	Amendment to Confirmation of Issuer Warrant Transaction dated as of March 22, 2007, by and between ViroPharma Incorporated and Credit Suisse International and Credit Suisse, New York Branch, as agent for Credit Suisse International. (21) (Exhibit 10.4)

10.26	Amendment to Confirmation of Issuer Warrant Transaction, dated as of March 22, 2007, by and between ViroPharma Incorporated and Wells Fargo Bank, National Association. (21) (Exhibit 10.5)

10.27†	Amended and Restated Bulk Supply Agreement between ViroPharma and Alpharma Inc. dated October 26, 2007. (18) (Exhibit 10.38)

10.28	Agreement and Plan of Merger, dated as of July 15, 2008, by and among ViroPharma Incorporated, HAE Acquisition Corp., and Lev Pharmaceuticals, Inc. (3) (Exhibit 2.1)

10.29	Form of Contingent Value Rights Agreement, by and among ViroPharma Incorporated, Lev Pharmaceuticals, Inc. and StockTrans, Inc. (3) (Exhibit 2.1)

10.30††	Separation Agreement, dated July 15, 2008, by and between Lev Pharmaceuticals, Inc., ViroPharma Incorporated and Joshua Schein. (6) (Exhibit 10.5)

10.31††	Separation Agreement, dated July 15, 2008, by and between Lev Pharmaceuticals, Inc., ViroPharma Incorporated and Judson Cooper. (6) (Exhibit 10.6)

10.32†	Plasma Supply Agreement dated April 12, 2007 (24) (Exhibit 10.4)

10.33†	Agreement for the Purchase and Sale of Blood Plasma dated July 12, 2007 (25) (Exhibit 10.1)

10.34	Lease Agreement with 730 Stockton Drive Associates, L.P. dated March 14, 2008. (27) (Exhibit 10.1)

10.35††	Letter Agreement with Michel de Rosen dated March 30, 2008 (28) (Exhibit 10.1)

10.36††	Letter Agreement between the Company and Robert Pietrusko dated January 9, 2009 (22) (Exhibit 10.1)

10.37	Form of Partial Unwind Agreement with respect to the Note Hedge Transaction Confirmation between ViroPharma Incorporated and Credit Suisse International (32) (Exhibit 10.1)

10.38	Form of Partial Unwind Agreement with respect to the Warrant Confirmation between ViroPharma Incorporated and Credit Suisse International (32) (Exhibit 10.2)

Exhibit No.	Description
10.39	Form of Partial Unwind Agreement with respect to the Note Hedge Transaction Confirmation between ViroPharma Incorporated and Wells Fargo Bank, National Association (32) (Exhibit 10.3)

10.40	Form of Partial Unwind Agreement with respect to the Warrant Confirmation, dated July 11, 2007 between ViroPharma Incorporated and Wells Fargo Bank, National Association (32) (Exhibit 10.4)

10.41††	Amended and Restated ViroPharma Incorporated 2000 Employee Stock Purchase Plan. (33) (Annex A)

10.42††	Form of Amended and Restated Change of Control Agreement with the Executive Officers. (38) (Exhibit 10.1)

10.43†	Intermediate Supply Agreement with Biotest AG dated as of June 19, 2009 by and between ViroPharma SPRL, a wholly owned subsidiary of ViroPharma Incorporated , and Biotest AG. (35) (Exhibit 10.1)

10.44†	First Amendment to the Agreement for the Purchase and Sale of Blood Plasma, dated as of July 9, 2009 by and between ViroPharma Biologics, Inc., a wholly owned subsidiary of ViroPharma Incorporated, and DCI Management Group LLC. (36) (Exhibit 10.1)

10.45†	Manufacturing and Distribution Agreement (Europe and ROW) dated as of January 8, 2010, by and between ViroPharma SPRL, a wholly-owned subsidiary of ViroPharma Incorporated, and Sanquin Bloedvoorziening (Sanquin Blood Supply Foundation) (31) (Exhibit 10.63)

10.46†	Distribution and Manufacturing Services Agreement For the Americas and Israel dated as of January 8, 2010, by and between ViroPharma Biologics, Inc., a wholly-owned subsidiary of ViroPharma Incorporated, and Sanquin Bloedvoorziening (Sanquin Blood Supply Foundation) (31) (Exhibit 10.64)

10.47†	Exclusive License Agreement dated as of February 20, 2006 by and between ViroPharma Incorporated and Dale N. Gerding, M.D. (31) (Exhibit 10.65)

10.48†	Strategic Supply Agreement dated as of February 26, 2010, by and between ViroPharma Biologics, Inc., a wholly-owned subsidiary of ViroPharma Incorporated, and Biotest Pharmaceuticals Corporation. (36)

10.49†	Amendment Number 2 to the Agreement for the Purchase and Sale of Blood Plasma dated as of February 5, 2010, by and between ViroPharma Biologics, Inc., a wholly owned subsidiary of ViroPharma Incorporated and DCI Management Group LLC. (37)

10.50†*	Second Amended and Restated Bulk Material Supply Agreement, effective January 1, 2011, by and between ViroPharma Incorporated and Xellia Pharmaceuticals, Inc.

10.51†*	Amended and Restated Bulk Material Supply Letter Agreement dated December 14, 2010 by and between ViroPharma Incorporated and Xellia Pharmaceuticals, Inc.

10.52††*	Form of Restricted Share Unit Award Agreement

10.53††	Form of Performance Share Unit Award Agreement (38)

14	Code of Conduct and Ethics. (23) (Exhibit 14)

21*	List of Subsidiaries.

23*	Consent of KPMG LLP, Independent Registered Public Accounting Firm.

24*	Power of Attorney (included on signature page).

Exhibit No.	Description
31.1*	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.
†	Portions of this exhibit were omitted and filed separately with the Secretary of the Commission pursuant to an application for confidential treatment filed with the Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.
††	Compensation plans and arrangements for executives and others.
(1)	Filed as an Exhibit to Registrant’s Form 10-Q for the quarter ended June 30, 2000.
(2)	Filed as an Exhibit to the Company’s Current Report on Form 8-K filed with the Commission on November 14, 2008.
(3)	Filed as an Exhibit to the Company’s Current Report on Form 8-K filed with the Commission on July 18, 2008.
(4)	Filed as an Exhibit to Registrant’s Form 10-Q for the quarter ended September 30, 2003.
(5)	Filed as an Exhibit to Registrant’s Form 10-Q for the quarter ended March 31, 1999.
(6)	Filed as an Exhibit to the Current Report on Form 8-K filed with the Commission on July 18, 2008 by Lev Pharmaceuticals, Inc.
(7)	Filed as an Exhibit to Registrant’s Form 10-Q for the quarter ended March 31, 2001.
(8)	Filed as an Exhibit to Registrant’s Form 10-K for the year ended December 31, 2001.
(9)	Filed as an Exhibit to Registrant’s Current Report on Form 8-K filed with the Commission on April 11, 2008.
(10)	Filed as an Exhibit to the Company’s Current Report on Form 8-K/A filed with the Commission on November 24, 2004.
(11)	Filed as an Exhibit to the Company’s Current Report on Form 8-K filed with the Commission on November 29, 2004.
(12)	Filed as an Exhibit to the Company’s Current Report on Form 8-K filed with the Commission on February 15, 2005.
(13)	Filed as an Annex to Registrant’s Proxy Statement filed with the Commission on April 8, 2002.
(14)	Filed as an Exhibit to Registrant’s Form 10-K for the year ended December 31, 2004.
(15)	Filed as an Exhibit to Registrant’s Form 10-Q for the quarter ended June 30, 2005.
(16)	Filed as an Exhibit to Registrant’s Form 10-K for the year ended December 31, 2005.
(17)	Filed as an Exhibit to Registrant’s Form 10-Q for the quarter ended June 30, 2006.
(18)	Filed as an Exhibit to Registrant’s Form 10-K for the year ended December 31, 2008.
(19)	Field as Annex to Registrant’s Proxy Statement filed with the Commission on April 11, 2008.
(20)	Filed as an Exhibit to the Company’s Registration Statement on Form S-3 (333-141411) filed with the Commission on March 19, 2007.
(21)	Filed as an Exhibit to the Company’s Current Report on Form 8-K filed with the Commission on March 26, 2007.
(22)	Filed as an Exhibit to Registrant’s Current Report on Form 8-K filed with the Commission on January 8, 2009.
(23)	Filed as an Exhibit to the Company’s Current Report on Form 8-K filed with the Commission on February 24, 2010.
(24)	Filed as an Exhibit to Form 10-QSB/A filed by Lev Pharmaceuticals, Inc. on August 27, 2007.
(25)	Filed as an Exhibit to Form 8-K filed by Lev Pharmaceuticals, Inc. on July 25, 2007.
(26)	Filed as an Exhibit to Form 10-Q filed by Lev Pharmaceuticals, Inc. on April 30, 2008.
(27)	Filed as an Exhibit Registrant’s Form 10-Q for the quarter ended March 31, 2008.

(28)	Filed as an Exhibit to Registrant’s Current Report on Form 8-K filed with the Commission on April 3, 2008.
(29)	Filed as an Exhibit to Form 10-KSB filed by Lev Pharmaceuticals, Inc. on March 31, 2006.
(30)	Filed as an Exhibit to Form 10-KSB filed by Lev Pharmaceuticals, Inc. on March 31, 2006.
(31)	Filed as an Exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009 filed with the Commission on February 25, 2010.
(32)	Filed as an Exhibit to the Company’s Current Report on Form 8-K filed with the Commission on March 24, 2009.
(33)	Field as Annex A to the Company’s Proxy Statement filed with the Commission on April 10, 2009.
(34)	Filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q filed with the Commission on July 29, 2009.
(35)	Filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q filed with the Commission on October 29, 2009.
(36)	Filed as an Exhibit to the Company’s Amendment No. 1 to Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 filed with the Commission on October 27, 2010.
(37)	Filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 filed with the Commission on April 28, 2010.
(38)	Filed as an Exhibit to the Company’s Current Report on Form 8-K filed with the Commission on January 7, 2010.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Capacity	Date

/S/ VINCENT J. MILANO Vincent J. Milano	President, Chief Executive Officer (Principal Executive Officer)	February 24, 2011

/S/ CHARLES A. ROWLAND, JR. Charles A. Rowland, Jr.	Chief Financial Officer (Principal Financial Officer)	February 24, 2011

/S/ RICHARD S. MORRIS Richard S. Morris	Chief Accounting Officer and Controller (Principal Accounting Officer)	February 24, 2011

/S/ VINCENT J. MILANO Vincent J. Milano	Chairman of the Board	February 24, 2011

/S/ PAUL A. BROOKE Paul A. Brooke	Director	February 24, 2011

/S/ WILLIAM CLAYPOOL, M.D. William Claypool, M.D.	Director	February 24, 2011

/S/ MICHAEL R. DOUGHERTY Michael R. Dougherty	Director	February 24, 2011

/S/ ROBERT J. GLASER Robert J. Glaser	Director	February 24, 2011

Name	Capacity	Date

/S/ JOHN R. LEONE John R. Leone	Director	February 24, 2011

/S/ HOWARD H. PIEN Howard H. Pien	Director	February 24, 2011

VIROPHARMA INCORPORATED

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

ViroPharma Incorporated:

We have audited the accompanying consolidated balance sheets of ViroPharma Incorporated as of December 31, 2010 and 2009, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2010. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ViroPharma Incorporated as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2010, in conformity with U.S generally accepted accounting principles.

As discussed in Note 9 to the consolidated financial statements, the Company retrospectively changed its method of accounting for convertible debt instruments that may be settled in cash upon conversion due to the adoption of a new accounting standard issued by the FASB, as of January 1, 2009.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of ViroPharma Incorporated’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 24, 2011 expressed an unqualified opinion on the effective operation of internal control over financial reporting.

/s/ KPMG LLP

Short Hills, New Jersey

February 24, 2011

ViroPharma Incorporated

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)	December 31, 2010	December 31, 2009
Assets
Current assets:
Cash and cash equivalents	$426,732	$331,672
Short-term investments	78,439	—
Accounts receivable, net	43,879	41,243
Inventory	54,388	41,582
Prepaid expenses and other current assets	13,959	9,546
Prepaid income taxes	2,000	2,256
Deferred income taxes	13,744	20,065

Total current assets	633,141	446,364
Intangible assets, net	619,712	618,510
Property, equipment and building improvements, net	11,468	10,508
Goodwill	6,228	—
Debt issuance costs, net	2,397	2,784
Deferred income taxes	4,252	—
Other assets	10,376	6,285

Total assets	$1,287,574	$1,084,451

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$10,215	$5,866
Contingent consideration	10,973	—
Accrued expenses and other current liabilities	48,990	33,374
Income taxes payable	1,944	749

Total current liabilities	72,122	39,989
Other non-current liabilities	2,463	2,958
Deferred tax liability, net	176,111	152,503
Long-term debt	145,743	138,614

Total liabilities	396,439	334,064

Stockholders’ equity:
Preferred stock, par value $0.001 per share. 5,000,000 shares authorized; Series A convertible participating preferred stock; no shares issued and outstanding	—	—

Common stock, par value $0.002 per share. 175,000,000 shares authorized; issued and outstanding 78,141,491 shares at December 31, 2010 and 77,442,716 shares at December 31, 2009	156	156

Additional paid-in capital	717,375	701,063
Accumulated other comprehensive (loss) income	(258)	914
Retained earnings	173,862	48,254

Total stockholders’ equity	891,135	750,387

Total liabilities and stockholders’ equity	$1,287,574	$1,084,451

See accompanying notes to consolidated financial statements.

ViroPharma Incorporated

Consolidated Statements of Operations

	Years ended December 31,
(in thousands, except per share data)	2010	2009	2008
Revenues:
Net product sales	$439,012	$310,449	$232,307

Costs and Expenses:
Cost of sales (excluding amortization of product rights)	61,288	40,214	8,874
Research and development	39,613	52,083	64,434
Selling, general and administrative	95,664	89,316	67,270
Intangible amortization	29,357	28,183	10,809
Goodwill impairment	—	65,099	—
Impairment loss	—	3,424	2,265
Other operating expenses	1,390	—	—

Total costs and expenses	227,312	278,319	153,652

Operating income	211,700	32,130	78,655

Other Income (Expense):
Interest income	372	352	14,296
Interest expense	(11,616)	(11,609)	(12,951)
Other income, net	430	—	—
Gain on long-term debt repurchase	—	9,079	—

Income before income tax expense	200,886	29,952	80,000

Income tax expense	75,278	41,029	16,040

Net income (loss)	125,608	(11,077)	63,960

Net income (loss) per share:
Basic	$1.61	$(0.14)	$0.90
Diluted	$1.47	$(0.14)	$0.84

Shares used in computing net income (loss) per share:
Basic	77,820	77,423	71,391
Diluted	90,081	77,423	85,712

See accompanying notes to consolidated financial statements.

ViroPharma Incorporated

Consolidated Statements of Comprehensive Income (Loss)

	Year ended December 31,
(in thousands)	2010	2009	2008
Net income (loss)	$125,608	$(11,077)	$63,960

Other comprehensive income:
Unrealized gains on available for sale securities, net of income taxes of $300 in 2008	—	—	550
Currency translation adjustments, net	(1,172)	1,569	(659)

Comprehensive income (loss)	$124,436	$(9,508)	$63,851

See accompanying notes to consolidated financial statements

ViroPharma Incorporated

Consolidated Statements of Stockholders’ Equity

	Preferred Stock		Common Stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained Earnings	Total stockholders’ equity
(in thousands)	Number of shares	Amount	Number of shares	Amount
Balance, December 31, 2007	—	$—	69,905	140	593,565	(546)	(4,629)	588,530
Issuance of common stock	—	—	21	—	180	—	—	180
Exercise of common stock options	—	—	112	1	359	—	—	360
Acquisition of Lev Pharmaceuticals, Inc.	—	—	7,360	15	86,020	—	—	86,035
Unrealized gains on available-for-sale securities, net	—	—	—	—	—	550	—	550
Share-based compensation	—	—	—	—	8,932	—	—	8,932
Tax benefit on convertible note hedge	—	—	—	—	1,262	—	—	1,262
Stock option tax benefits	—	—	—	—	184	—	—	184
Cumulative translation adjustment, net	—	—	—	—	—	(659)	—	(659)
Net income	—	—	—	—	—	—	63,960	63,960

Balance, December 31, 2008	—	—	77,398	156	690,502	(655)	59,331	749,334
Exercise of common stock options	—	—	13	—	22	—	—	22
Share-based compensation	—	—	—	—	11,828	—	—	11,828
Employee stock purchase plan	—	—	32	—	356	—	—	356
Stock option tax benefits	—	—	—	—	44	—	—	44
Cumulative translation adjustment, net	—	—	—	—	—	1,569	—	1,569
Termination of call spread options, net	—	—	—	—	274	—	—	274
Repurchase of conversion options on long-term debt	—	—	—	—	(1,963)	—	—	(1,963)
Net loss	—	—	—	—	—	—	(11,077)	(11,077)

Balance, December 31, 2009	—	—	77,443	156	701,063	914	48,254	750,387
Exercise of common stock options	—	—	633	—	3,342	—	—	3,342
Employee stock purchase plan	—	—	65	—	202	—	—	202
Share-based compensation	—	—	—	—	11,172	—	—	11,172
Cumulative translation adjustment, net	—	—	—	—	—	(1,172)	—	(1,172)
Stock option tax benefits	—	—	—	—	1,596	—	—	1,596
Net income	—	—	—	—	—	—	125,608	125,608

Balance, December 31, 2010	—	$—	78,141	$156	$717,375	$(258)	$173,862	$891,135

See accompanying notes to consolidated financial statements.

ViroPharma Incorporated

Consolidated Statements of Cash Flows

	For the years ended December 31,
(in thousands)	2010	2009	2008
Cash flows from operating activities:
Net income (loss)	$125,608	$(11,077)	$63,960
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Non-cash share-based compensation expense	11,176	11,817	8,938
Non-cash building impairment	—	3,424	2,265
Non-cash interest expense	7,517	7,291	7,888
Non-cash charge for contingent consideration	1,390	—	—
Gain on long-term debt repurchase	—	(9,079)	—
Non-cash goodwill impairment	—	65,099	—
Deferred tax provision	19,211	28,161	10,389
Depreciation and amortization expense	31,206	29,660	11,989
Other, net	(370)	—	—
Changes in assets and liabilities, net of businesses acquired:
Accounts receivable	(2,099)	(26,000)	2,991
Inventory	(12,320)	(13,622)	(3,129)
Prepaid expenses and other current assets	(4,277)	(4,447)	4,977
Prepaid income taxes/ income taxes payable	1,451	4,447	(6,084)
Other assets	(4,061)	3,432	(8,279)
Accounts payable	4,014	(1,489)	1,843
Accrued expenses and other current liabilities	15,565	(2,456)	(6,387)
Non-current income tax payable and other non-current liabilities	(494)	(382)	76

Net cash provided by operating activities	193,517	84,779	91,437

Cash flows from investing activities:
Purchase of Lev Pharmaceuticals, Inc., net of cash acquired	—	—	(380,218)
Purchase of Auralis, net of cash acquired	(13,152)	—	—
Purchase of Vancocin assets	(7,000)	(7,000)	(7,000)
Purchase of property, plant and equipment	(2,807)	(1,929)	(2,529)
Purchase of investments	(86,975)	—	—
Maturities of investments	8,000	—	405,187

Net cash (used in) provided by investing activities	(101,934)	(8,929)	15,440

Cash flows from financing activities:
Long-term debt repurchase	—	(21,150)	—
Repaymemt of debt	(1,575)	—	(12,056)
Termination of call spread options, net	—	274	—
Net proceeds from issuance of common stock	3,544	378	540
Excess tax benefits from share-based payment arrangements	1,596	44	184
Tax benefit on convertible note hedge	—	—	1,262

Net cash provided (used in) by financing activities	3,565	(20,454)	(10,070)

Effect of exchange rate changes on cash	(88)	437	(659)

Net increase in cash and cash equivalents	95,060	55,833	96,148
Cash and cash equivalents at beginning of period	331,672	275,839	179,691

Cash and cash equivalents at end of period	$426,732	$331,672	$275,839

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

ViroPharma Incorporated

Notes to the Consolidated Financial Statements (continued)

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

The Company has an exposure to credit risk in its trade accounts receivable from sales of product. Vancocin is distributed through wholesalers that sell the product to pharmacies and hospitals and Cinryze is distributed through specialty pharmacy/ specialty distributors (SP/SD’s) who then sell and distribute to physicians, hospitals and patients, among others. Five customers represent approximately 87% of our trade accounts receivable at December 31, 2010 and approximately 96% of our 2010 net product sales.

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

Single source supplier

The company currently outsources all toll manufacturing to single source manufactures for Vancocin and Cinryze. A change in suppliers for Vancocin or Cinryze could cause a delay in manufacturing and a possible loss of sales, which would affect operating results adversely.

Accounts receivable

Accounts receivable are recorded at the invoiced amount, net of related cash discounts, rebates and estimated returns and do not bear interest. At December 31, 2010 and 2009, there was no allowance for doubtful accounts as all net amounts recorded are deemed collectible. The Company does not have any off-balance sheet exposure related to its customers.

Inventories

Inventories are stated at the lower of cost or market using actual cost. At December 31, 2010 and 2009, inventory consists of finished goods, work-in-process (WIP) and certain starting materials required to produce inventory of finished product.

ViroPharma Incorporated

Notes to the Consolidated Financial Statements (continued)

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

Goodwill and Intangible Assets

Goodwill is not amortized, but is evaluated annually for impairment or when indicators of a potential impairment are present. Our impairment testing of goodwill is performed separately from our impairment testing of intangible assets. The goodwill impairment test consists of two steps. The first step compares a reporting unit’s fair value to its carrying amount to identify potential goodwill impairment. If the carrying amount of a reporting unit exceeds the reporting unit’s fair value, the second step of the impairment test must be completed to measure the amount of the reporting unit’s goodwill impairment loss, if any. Step two requires an assignment of the reporting unit’s fair value to the reporting unit’s assets and liabilities to determine the implied fair value of the reporting unit’s goodwill. The implied fair value of the reporting unit’s goodwill is then compared with the carrying amount of the reporting unit’s goodwill to determine the goodwill impairment loss to be recognized, if any.

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

Indefinite-lived intangible assets acquired as part of the Auralis acquisition are used in research and development activities (IPR&D) are not amortized, but are evaluated annually for impairment or when indicators of a potential impairment are present. The impairment test for indefinite-lived intangible assets is a one-step test, which compares the fair value of the intangible asset to its carrying value. If the carrying value exceeds its fair value, an impairment loss is recognized in an amount equal to the excess. The fair value of the assets for purposes of the impairment test is based on valuation models that incorporate assumptions and internal projections of expected future cash flows and operating plans. IPR&D assets are initially recognized at fair value and classified as indefinite-lived assets until completion or abandonment of the project at which time a useful life would be determined.

We tested our indefinite-lived intangible assets and goodwill during the fourth quarter of 2010 and there was no impairment as a result of these tests.

Long-lived intangible assets acquired as part of the Vancocin and Lev acquisitions are being amortized on a straight-line basis over their estimated useful lives of 25 years and the long-lived intangible assets acquired as part of the Auralis acquisition are being amortized on a straight-line basis over their estimated useful lives of 12 years. The Company estimated the useful life of the assets by considering competition by products prescribed for the same indication, the likelihood and estimated future entry of non-generic and generic competition with the same or similar indication and other related factors. The factors that drive the estimate of the life are often uncertain and are reviewed on a periodic basis or when events occur that warrant review.

ViroPharma Incorporated

Notes to the Consolidated Financial Statements (continued)

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

Product revenue is recorded upon delivery to either our wholesalers or distributors and when title has passed. Product demand from wholesalers during a given period may not correlate with prescription demand for the product in that period. As a result, the Company periodically estimates and evaluates the wholesalers’ inventory position and would defer recognition of revenue on product that has been delivered if the Company believes that channel inventory at a period end is in excess of ordinary business needs and if the Company believes the value of potential returns is materially different than the returns accrual.

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

ViroPharma Incorporated

Notes to the Consolidated Financial Statements (continued)

Five wholesalers and/or SP/SD’s represent the majority of the Company’s consolidated total revenue, as approximated below:

	Percentage of total revenues
	2010	2009	2008
Customer A	25%	29%	39%
Customer B	24%	25%	38%
Customer C	21%	13%	17%
Customer D	16%	12%	—
Customer E	10%	—	—

Total	96%	79%	94%

Research and development expenses and Collaborations

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

We evaluate our collaborative agreements for proper income statement classification based on the nature of the underlying activity. If payments to and from our collaborative partners are not within the scope of other authoritative accounting literature, the income statement classification for these payments is based on a reasonable, rational analogy to authoritative accounting literature that is applied in a consistent manner. Amounts due to our collaborative partners related to development activities are reflected as a research and development expense.

Income taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period that includes the enactment date.

A valuation allowance is provided when it is more likely than not that some portion or all of a deferred tax asset will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income and the reversal of deferred tax liabilities during the period in which the related temporary difference becomes deductible. The benefit of tax positions taken or expected to be taken in the Company’s income tax returns are recognized in the consolidated financial statements if such positions are more likely than not of being sustained.

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

ViroPharma Incorporated

Notes to the Consolidated Financial Statements (continued)

Share-based payments

The Company measures the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost is recognized over the period during which an employee is required to provide service in exchange for the award—the requisite service period (vesting period). The grant-date fair value of employee share options are estimated using the Black-Scholes option-pricing model adjusted for the unique characteristics of those instruments. See Note 12 for the disclosures related to share-based compensation.

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

Segment information

The Company is managed and operated as one business. The entire business is managed by a single management team that reports to the chief executive officer. There is no segment or business unit management that reviews separate or discrete financial information. The Company does not operate separate lines of business or separate business entities with respect to any of its products or product candidates.

Foreign Currency Translation

The financial statements of the Company’s international subsidiaries are translated into U.S. dollars using the exchange rate at each balance sheet date for assets and liabilities, the historical exchange rate for stockholders’ equity and an average exchange rate for each period of revenues, expenses, and gain and losses. The functional currency of the Company’s non-U.S. subsidiaries is the local currency. Adjustments resulting from the translation of financial statements are reflected in accumulated other comprehensive income. Transaction gains and losses are recorded within operation results.

Subsequent Events

We have evaluated all subsequent events through the date the financial statements were issued, and have not identified any such events.

Reclassification

Certain prior year amounts have been reclassified to conform to the current year presentation.

New Accounting Standards

In September 2009, the FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. This ASU amends certain disclosure requirements of

ViroPharma Incorporated

Notes to the Consolidated Financial Statements (continued)

Topic 820 to provide for additional disclosures for transfers in and out of Levels 1 and 2 and for activity in Level 3. The ASU also clarifies certain other disclosure requirements including level of desegregation and disclosures around inputs and valuation techniques. We adopted this ASU on January 1, 2010. The new disclosures about the purchases, sales, issuances and settlements in the roll forward activity for Level 3 fair value measurements are effective for fiscal years beginning after December 15, 2010 and we will adopt this provision effective January 1, 2011.

In October 2009, the FASB issued ASU No. 2009-13, Multiple-Deliverable Revenue Arrangements, or ASU 2009-13. ASU 2009-13, amends existing revenue recognition accounting pronouncements that are currently within the scope of FASB ASC Topic 605 and provides accounting principles and application guidance on how the arrangement should be separated, and the consideration allocated. This guidance changes how to determine the fair value of undelivered products and services for separate revenue recognition. Allocation of consideration is now based on management’s estimate of the selling price for an undelivered item where there is no other means to determine the fair value of that undelivered item. This new approach is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The adoption of this guidance will not have a material impact on our results of operations, cash flows, and financial position.

In February 2010, the Financial Accounting Standards Board (FASB) amended the disclosure requirements of ASC Topic 855, Subsequent Events so that SEC filers are no longer required to disclose the date through which subsequent events have been evaluated in originally issued and revised financial statements. This revised guidance is effective immediately and we adopted this pronouncement on March 31, 2010 and have revised the disclosures as required.

In March 2010, the FASB ratified EITF Issue No. 08-9, Milestone Method of Revenue Recognition and as a result of this ratification the FASB issued ASU 2010-17 in April 2010, which states that the milestone method is a valid application of the proportional performance model for revenue recognition if the milestones are substantive and there is substantive uncertainty about whether the milestones will be achieved. The Task Force agreed that whether a milestone is substantive is a judgment that should be made at the inception of the arrangement. To meet the definition of a substantive milestone, the consideration earned by achieving the milestone (1) would have to be commensurate with either the level of effort required to achieve the milestone or the enhancement in the value of the item delivered, (2) would have to relate solely to past performance, and (3) should be reasonable relative to all deliverables and payment terms in the arrangement. No bifurcation of an individual milestone is allowed and there can be more than one milestone in an arrangement. The new guidance is effective for interim and annual periods beginning on or after June 15, 2010. The adoption of this guidance will not have a material impact on our results of operations, cash flows, and financial position.

Note 3. Short-Term Investments

Short-term investments consist of fixed income and debt securities with remaining maturities of greater than three months at the date of purchase. At December 31, 2010, all of our fixed income securities were classified as available for sale investments and measured as level 1 instruments of the fair value measurements standard.

ViroPharma Incorporated

Notes to the Consolidated Financial Statements (continued)

The following summarizes the Company’s available for sale investments at December 31, 2010:

(in thousands)	Cost	Gross unrealized gains	Gross unrealized losses	Fair value
December 31, 2010
Debt securities:
U.S. Treasury	$50,259	$17	$12	$50,264
Corporate bonds	28,180	9	14	28,175

	$78,439	$26	$26	$78,439

Maturities of investments were as follows:
Less than one year	$67,299	$26	$13	$67,312
Greater than one year	11,140	—	13	11,127

Total	$78,439	$26	$26	$78,439

Note 4. Inventory

Inventory is stated at the lower of cost or market using actual cost. The following represents the components of the inventory at December 31, 2010 and December 31, 2009:

(in thousands)	December 31, 2010	December 31, 2009
Raw Materials	$37,994	$26,780
Work In Process	10,570	8,533
Finished Goods	5,824	6,269

Total	$54,388	$41,582

Note 5. Property, Equipment and Building Improvements

Property, equipment and building improvements consists of the following at December 31, 2010 and 2009:

(in thousands)	2010	2009
Land	$156	$156
Building	3,039	3,039
Computers and equipment	9,953	7,176
Leasehold improvements	5,234	5,191

	18,382	15,562
Less: accumulated depreciation and amortization	6,914	5,054

Property, equipment and building improvements, net	$11,468	$10,508

During 2009, we reclassified property and a building that was previously held for sale to a held and use long term asset. Accordingly, we adjusted the carrying value of the building to fair value at the time of the reclassification and incurred a $3.4 million impairment charge related to the building. During 2008, we incurred a $2.3 million impairment related to this building.

The useful life for the major categories of property and equipment are 30 years for the building, 3 to 5 years for computers and equipment and 15 years for building improvements.

ViroPharma Incorporated

Notes to the Consolidated Financial Statements (continued)

Note 6. Intangible Assets

The following represents the balance of the intangible assets at December 31, 2010:

(in thousands)	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
Cinryze Product rights	$521,000	$45,714	$475,286
Vancocin Intangibles	161,099	39,629	121,470
Auralis Contract rights	12,365	601	11,764
Auralis IPR&D	11,192	—	11,192

Total	$705,656	$85,944	$619,712

The following represents the balance of the intangible assets at December 31, 2009:

(in thousands)	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
Cinryze Product rights	$521,000	$24,873	$496,127
Vancocin Intangibles	154,099	31,716	122,383

Total	$675,099	$56,589	$618,510

In December 2008, FDA changed OGD’s 2006 bioequivalence recommendation, which we have opposed since its original proposal in March 2006, by issuing draft guidance for establishing bioequivalence to Vancocin which would permit generic products that have the same inactive ingredients in the same quantities as Vancocin (“Q1 and Q2 the same”), and that meet certain other conditions, to demonstrate bioequivalence through comparative in vitro dissolution testing. Under this latest proposed method, any generic product that is not Q1 and Q2 the same as Vancocin would need to conduct an in vivo study with clinical endpoints to demonstrate bioequivalence with Vancocin.

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

ViroPharma Incorporated

Notes to the Consolidated Financial Statements (continued)

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

As of December 31, 2010, we have paid an aggregate of $44.1 million to Lilly in additional purchase price consideration, as our net sales of Vancocin surpassed the maximum annual obligation level of $65 million every year since. The $44.1 million paid to Lilly was based upon 35% of $20 million in 2010, 2009 and 2008, 35% of $17 million in 2007, 35% of $19 million in 2006 and 50% of $21 million in 2005. We are obligated to pay Lilly an additional amount based on 35% of annual net sales between $45 and $65 million of Vancocin during in 2011.

No additional payments are due to Lilly on net sales of Vancocin below or above the net sales levels reflected above.

At the time of recording the additional intangible assets, the Company recorded a cumulative adjustment in 2010, 2009 and 2008 of approximately $1.5 million, $1.3 million and $1.0 million, respectively, to accumulated intangible amortization, in addition to ordinary amortization expense, in order to reflect amortization as if the additional purchase price had been paid in November 2004.

On May 28, 2010 we acquired Auralis Limited, a UK based specialty pharmaceutical company. With the acquisition of Auralis we have added one marketed product and several development assets to our portfolio. We recognized an intangible asset related to certain supply agreements for the marketed product and one of the development assets. Additionally, we have recognized in-process research and development (IPR&D) assets related to the compounds under development which are currently not approved for commercial use. We determined that these assets meet the criterion for separate recognition as intangible assets and the fair value of these assets have been determined based upon discounted cash flow models. The supply agreements will be amortized over their useful life of 12 years. The IPR&D assets used in research and development activities are classified as indefinite-lived and will be subject to periodic impairment testing. The IPR&D assets will remain as indefinite-lived intangible assets until the projects are completed or abandoned. Upon completion of the projects, we will make a separate determination of the useful life of the asset and begin amortization. If a project is abandoned such amounts will be written off at that time.

Amortization expense for the years ended December 31, 2010, 2009 and 2008 was $29.4 million, $28.2 million and $10.8 million, respectively. The estimated aggregated amortization expense for each of the next five years will be approximately $29.0 million, excluding any future increases related to additional purchase price consideration that may be payable to Lilly or any new amortization related to any additional long-lived intangible asset.

Note 7. Goodwill and Goodwill Impairment

During the first quarter of 2009 and as of March 31, 2009, the market capitalization of ViroPharma fell below the carrying value of the our net assets due to the results of our Phase 3 clinical trial evaluating maribavir used as prophylaxis in allogeneic stem cell transplant patients and our decision to discontinue dosing in our Phase 3 trial of maribavir in solid organ (liver) transplant patients. The fact that our market capitalization fell below our carrying value required us to test for impairment of our goodwill and other intangible assets. We conducted this analysis at March 31, 2009 and concluded that our goodwill was impaired due to our market capitalization being below the carrying value of our net assets for an extended period of time. We incurred a $65.1 million charge in the first quarter related to this goodwill impairment. As a result of this impairment we had no goodwill remaining at December 31, 2009.

ViroPharma Incorporated

Notes to the Consolidated Financial Statements (continued)

In May 2010 we acquired a 100% ownership interest in Auralis Limited, a UK based specialty pharmaceutical company. As a result of this acquisition we recorded initial goodwill of approximately $5.9 million. The increase in goodwill since acquisition is attributable to foreign currency fluctuations.

Note 8. Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consist of the following at December 31, 2010 and 2009:

(in thousands)	2010	2009
Rebates and returns	$24,352	$15,460
Payroll, bonus and employee benefits liabilities	7,283	6,411
Clinical development and research liabilities	3,964	3,365
Selling and commercial liabilities	2,880	2,308
Interest payable	1,196	1,196
Other current liabilities	9,315	4,634

	$48,990	$33,374

Note 9. Long-Term Debt

Long-term debt as of December 31, 2010 and December 31, 2009 is summarized in the following table:

(in thousands)	December 31, 2010	December 31, 2009
Senior convertible notes	$145,743	$138,614
less: current portion	—	—

Total debt principal	$145,743	$138,614

As of December 31, 2010 senior convertible notes representing $205.0 million of principal debt are outstanding with a carrying value of $145.7 million.

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

We adopted a new accounting standard issued by the FASB for convertible debt securities as of January 1, 2009. The debt and equity components of our senior convertible debt securities are bifurcated and accounted for separately based on the value and related interest rate of a non-convertible debt security with the same terms. The fair value of a non-convertible debt instrument at the original issuance date was determined to be $148.1 million. The equity (conversion options) component of our convertible debt securities is included in Additional paid-in capital on our Consolidated Balance Sheet and, accordingly, the initial carrying value of the debt securities was reduced by $101.9 million. Our net income for financial reporting purposes is reduced by recognizing the accretion of the reduced carrying values of our convertible debt securities to their face amount of $250.0 million as additional non-cash interest expense. Accordingly, the senior convertible debt securities will recognize interest expense at effective rates of 8.0% as they are accreted to par value.

ViroPharma Incorporated

Notes to the Consolidated Financial Statements (continued)

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

As of December 31, 2010, we have accrued $1.2 million in interest payable to holders of the senior convertible notes. Debt issuance costs of $4.8 million have been capitalized and are being amortized over the term of the senior convertible notes, with the balance to be amortized as of December 31, 2010 being $2.4 million.

The senior convertible notes are convertible into shares of our common stock at an initial conversion price of $18.87 per share. The senior convertible notes may only be converted: (i) anytime after December 15, 2016; (ii) during the five business-day period after any five consecutive trading day period (the “measurement period”) in which the price per note for each trading day of that measurement period was less than 98% of the product of the last reported sale price of our common stock and the conversion rate on each such day; (iii) during any calendar quarter (and only during such quarter) after the calendar quarter ending June 30, 2007, if the last reported sale price of our common stock for 20 or more trading days in a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter exceeds 130% of the applicable conversion price in effect on the last trading day of the immediately preceding calendar quarter; or (iv) upon the occurrence of specified corporate events. Upon conversion, holders of the senior convertible notes will receive shares of common stock, subject to ViroPharma’s option to irrevocably elect to settle all future conversions in cash up to the principal amount of the senior convertible notes, and shares for any excess. We can irrevocably elect this option at any time on or prior to the 35th scheduled trading day prior to the maturity date of the senior convertible notes. The senior convertible notes may be required to be repaid on the occurrence of certain fundamental changes, as defined in the senior convertible notes. As of December 31, 2010, the fair value of the principal of the $205.0 million convertible senior notes outstanding was approximately $229.8 million, based on the level 2 valuation hierarchy of the fair value measurements standard.

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

The purchased call options are expected to reduce the potential dilution upon conversion of the senior convertible notes in the event that the market value per share of ViroPharma common stock at the time of exercise is greater than $18.87, which corresponds to the initial conversion price of the senior convertible notes, but less than $24.92 (the warrant exercise price). The warrant exercise price is 75.0% higher than the price per share of $14.24

ViroPharma Incorporated

Notes to the Consolidated Financial Statements (continued)

of our common stock on the pricing date. If the market price per share of ViroPharma common stock at the time of conversion of any senior convertible notes is above the strike price of the purchased call options ($18.87), the purchased call options will entitle us to receive from the counterparties in the aggregate the same number of shares of our common stock as we would be required to issue to the holder of the converted senior convertible notes. Additionally, if the market price of ViroPharma common stock at the time of exercise of the sold warrants exceeds the strike price of the sold warrants ($24.92), we will owe the counterparties an aggregate of approximately 13.25 million shares of ViroPharma common stock. If we have insufficient shares of common stock available for settlement of the warrants, we may issue shares of a newly created series of preferred stock in lieu of our obligation to deliver common stock. Any such preferred stock would be convertible into 10% more shares of our common stock than the amount of common stock we would otherwise have been obligated to deliver under the warrants. We are entitled to receive approximately 10.87 million shares of our common stock at $18.87 from the call option holders and if the market price of ViroPharma common stock at the time of exercise of the sold warrants exceeds the strike price of the sold warrants ($24.92), will owe the counterparties an aggregate of approximately 10.87 million shares of ViroPharma common stock.

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

Note 10. Acquisitions, License and Research Agreements

Lev Pharmaceuticals, Inc. Acquisition

In October 2008, we acquired all the outstanding common stock of Lev Pharmaceuticals, Inc. (Lev). Lev was a biopharmaceutical company focused on developing and commercializing therapeutic products for the treatment of inflammatory diseases. The terms of the merger agreement provided for the conversion of each share of Lev common stock into upfront consideration of $453.1 million, or $2.75 per Lev share, comprised of $2.25 per share in cash and $0.50 per share in ViroPharma common stock, and contingent consideration (CVR’s) of up to $1.00 per share which may be paid on achievement of certain regulatory and commercial milestones. As of December 31, 2009, only the second CVR as described below remains achievable. The target for the first CVR payment of $0.50 per share (or $87.5 million) will not be paid as a third party’s human C1 inhibitor product was approved for the acute treatment of HAE and granted orphan exclusivity. The second CVR payment of $0.50 per share ($87.5 million) becomes payable if Cinryze reaches at least $600 million in cumulative net product sales by October 2018.

The value of the CVR’s has not been included in the cost of the acquisition, as the payment of these amounts is not reasonably assured at this time. Should any of the contingently issued payments be made, that value would be added to the purchase price, in accordance with SFAS 141, Accounting for Business Combinations which was the effective GAAP at the time of the acquisition,

As a result of the acquisition, we obtained Cinryze, a C1 inhibitor, which has been approved by the FDA for routine prophylaxis of hereditary angioedema (HAE) also known as C1 inhibitor deficiency, a rare, severely debilitating, life-threatening genetic disorder. We determined that Cinryze product rights have a fair value of $521.0 million. The estimated fair value of the identifiable product rights for Cinryze was determined based upon a discounted cash flows model using a discount rate of 19%. Additionally, we have determined that the estimated useful life for the Cinryze product rights is 25 years.

ViroPharma Incorporated

Notes to the Consolidated Financial Statements (continued)

Sanquin Rest of World (ROW) Agreement

On January 8, 2010 we obtained, as part of the Sanquin ROW Agreement, expanded rights to commercialize Cinryze and future C1-INH derived products in certain European countries and other territories throughout the world as well as rights to develop future C1-INH derived products for additional indications. We intend to seek to commercialize Cinryze in European countries in which we have distribution rights commencing in 2011, as well as in additional territories.

Auralis Acquisition

In May 2010 we acquired a 100% ownership interest in Auralis Limited, a UK based specialty pharmaceutical company for approximately $14.5 million in upfront consideration for the acquisition of the company and its existing pharmaceutical licenses and products. We have also agreed to pay an additional payment of £10 million Pounds Sterling (approximately $15.5 million based on the December 31, 2010 exchange rate) contingent upon the first regulatory approval of a product in late stage development.

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

The results of Auralis’s operations have been included in the Consolidated Statement of Operations beginning June 1, 2010.

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

ViroPharma Incorporated

Notes to the Consolidated Financial Statements (continued)

The total cost of the acquisition was allocated to Auralis assets acquired and liabilities assumed as follows:

(in thousands)
Assets acquired:
Cash	$1,362
Trade receivable	741
Inventory	1,623
Property, plant and equipment	23
Contract rights	11,600
IPR&D	10,500
Goodwill	5,851
Deferred tax assets	317

Total assets	$32,017

Liabilities assumed:
Trade and other payables	$519
Loan Payable	1,545
Deferred tax liabilities	6,439

Total liabilities	$8,503

Total purchase price	$23,514

The Auralis contingent consideration will be payable upon the first regulatory approval of a product in late stage development. The fair value of the contingent consideration recognized on the acquisition date was estimated by applying a discount rate based on an implied rate of return from the acquisition to the risk probability weighted asset cash flows and the expected approval date. This fair value is based on significant inputs not observable in the market, which are referred to in the guidance as Level 3 inputs. The contingent consideration is classified as a liability and is subject to the recognition of subsequent changes in fair value.

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

ViroPharma Incorporated

Notes to the Consolidated Financial Statements (continued)

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

Other Agreements

The Company has entered into various other licensing, research and other agreements. Under these other agreements, the Company is working in collaboration with various other parties. Should any discoveries be made under such arrangements, the Company would be required to negotiate the licensing of the technology for the development of the respective discoveries. There are no significant funding commitments under these other agreements.

Note 11. Stockholder’s Equity

Preferred Stock

The Company’s Board of Directors has the authority, without action by the holders of common stock, to issue up to 4,800,000 shares of preferred stock from time to time in such series and with such preference and rights as it may designate.

Note 12. Share-based Compensation

Share-based compensation expense has been included in both research and development expense (R&D) and selling, general and administrative expense (SG&A). Share-based compensation expense consisted of the following for the year ended December 31, 2010 and 2009:

(in thousands)	2010
Plan	R&D	SG&A	Total
Employee Stock Option Plans	$3,286	7,757	$11,043
Employee Stock Purchase Plan	39	90	129
Non-employee Stock Options	4	—	4

Total	$3,329	$7,847	$11,176

	2009
Plan	R&D	SG&A	Total
Employee Stock Option Plans	$3,113	$8,445	$11,558
Employee Stock Purchase Plan	90	180	270
Non-employee Stock Options	(11)	—	(11)

Total	$3,192	$8,625	$11,817

ViroPharma Incorporated

Notes to the Consolidated Financial Statements (continued)

	2008
Plan	R&D	SG&A	Total
Employee Stock Option Plans	$2,948	$5,899	$8,847
Employee Stock Purchase Plan	57	28	85
Non-employee Stock Options	6	—	6

Total	$3,011	$5,927	$8,938

No amounts of share-based compensation cost have been capitalized into inventory or other assets during the years ended December 31, 2010, 2009 and 2008.

Employee Stock Option Plans

We currently have three option plans in place: a 1995 Stock Option and Restricted Share Plan (“1995 Plan”), a 2001 Equity Incentive Plan (“2001 Plan”) and a 2005 Stock Option and Restricted Share Plan (“2005 Plan”) (collectively, the “Plans”). In September 2005, the 1995 Plan expired and no additional grants will be issued from this plan. The Plans were adopted by our board of directors to provide eligible individuals with an opportunity to acquire or increase an equity interest in the Company and to encourage such individuals to continue in the employment of the Company.

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

Options granted during the 2010, 2009 and 2008 had weighted average fair values of $6.68, $6.73 and $7.66 per option. The fair value of each option grant was estimated throughout the year using the Black-Scholes option-pricing model using the following assumptions for the Plans:

	2010	2009	2008
Expected dividend yield	—	—	—
Range of risk free interest rate	1.9% – 3.4%	1.6% – 3.4%	1.9% – 3.7%
Weighted-average volatility	71.4%	77.2%	87.0%
Range of volatility	69.3% –72.4%	71.5% –79.9%	76.6% –90.2%
Range of expected option life (in years)	5.50 – 6.25	5.50 – 6.25	5.50 – 6.25

Risk free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. Volatility is based on the Company’s historical stock price using the expected life of the grant.

We estimate forfeiture rates for all share-based awards and monitor stock options exercises and employee termination patterns in estimating the forfeiture rate.

On May 23, 2008, the 2005 Plan was amended and an additional 5,000,000 shares of common stock was reserved for issuance upon the exercise of stock options or the grant of restricted shares or restricted share units. This amendment was approved by stockholders at our Annual Meeting of Stockholders in May of 2010. As of

ViroPharma Incorporated

Notes to the Consolidated Financial Statements (continued)

December 31, 2010, there were 5,963,870 shares available for grant under the Plans. The following table lists the balances available by Plan at December 31, 2010:

	1995 Plan	2001 Plan	2005 Plan	Combined
Number of shares authorized	4,500,000	500,000	12,850,000	17,850,000
Number of options granted since inception	(6,997,515)	(1,255,472)	(7,540,646)	(15,793,633)
Number of options cancelled since inception	3,359,352	822,932	638,851	4,821,135
Number of shares expired	(861,837)	(7,751)	(44,044)	(913,632)

Number of shares available for grant	—	59,709	5,904,161	5,963,870

The following table lists option grant activity for the year ended December 31, 2010:

	Share Options	Weighted average exercise price per share
Balance at December 31, 2007	4,973,990	$11.10
Granted	1,609,635	10.29
Exercised	(112,159)	3.20
Forfeited	(115,914)	12.81
Expired	(53,838)	17.05

Balance at December 31, 2008	6,301,714	10.95
Granted	1,571,009	9.94
Exercised	(51,125)	10.67
Forfeited	(167,062)	11.72
Expired	(64,341)	16.13

Balance at December 31, 2009	7,590,195	10.68
Granted	2,114,784	10.12
Exercised	(649,311)	5.53
Forfeited	(99,022)	10.21
Expired	(371,648)	22.74

Balance at December 31, 2010	8,584,998	$10.44

The total intrinsic value of share options exercised during the year ended December 31, 2010, 2009 and 2008 was approximately $5.9 million, $0.1 million and $0.7 million, respectively.

We have 8,584,998 option grants outstanding at December 31, 2010 with exercise prices ranging from $0.99 per share to $38.70 per share and a weighted average remaining contractual life of 6.84 years. The following table lists the outstanding and exercisable option grants as of December 31, 2010:

	Number of options	Weighted average exercise price	Weighted average remaining contractual term (years)	Aggregate intrinsic value (in thousands)
Outstanding	8,584,998	$10.44	6.84	$61,523,899
Exercisable	4,538,078	$10.44	5.39	$33,675,643

ViroPharma Incorporated

Notes to the Consolidated Financial Statements (continued)

As of December 31, 2010, there was $19.5 million of total unrecognized compensation cost related to unvested share-based payments (including share options) granted under the Plans. That cost is expected to be recognized over a weighted-average period of 2.5 years. The total fair value of shares vested during the year ended December 31, 2010 was $10.8 million.

Employee Stock Purchase Plan

In 2000, the stockholders of the Company approved an employee stock purchase plan. A total of 300,000 shares originally were available under this plan. Since inception of the plan, the stockholders of the Company have approved amendments to the plan to increase the number of shares available for issuance under the plan by 600,000 shares. Under this plan, 48,909, 69,806 and 24,478 shares were sold to employees during 2010, 2009 and 2008. As of December 31, 2010 there are approximately 430,060 shares available for issuance under this plan.

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

The fair value of the share-based payments was approximately $130,000. The fair value was estimated using the Type B model, with the following assumptions:

	2010 Plan Period Two	2010 Plan Period One
Risk free interest rate	0.22%	0.20%
Volatility	46.0%	54.9%
Expected option life (in years)	0.5	0.5

Under Plan Period Two, 21,305 shares were sold to employees on December 31, 2010 at $9.13 per share, which represents the closing price on the offer termination date of $10.74 per share at 85%.

Under Plan Period One, 27,604 shares were sold to employees on June 30, 2010 at $7.34 per share, which represents the closing price on the offer termination date of $8.63 per share at 85%.

The fair value of the non-employee share options was estimated using the Black-Scholes option-pricing model using the following range of assumptions:

	December 31, 2010	December 31, 2009	December 31, 2008
Expected dividend yield	—	—	—
Range of risk free interest rate	0.3% – 0.3%	0.2% – 1.1%	0% – 1.0%
Weighted average volatility	43.50%	67.40%	57.90%
Range of volatility	43.2% –45.1%	51.8% – 84.4%	44.0% – 66.8%
Contractual option life (in years)	0.72 – 1.28	0.53 – 2.28	0.04 – 3.29

There were no non-employee share options vested or exercised during the year ended December 31, 2010 or 2009. Shares issued to non-employees upon exercise of stock options are new shares.

ViroPharma Incorporated

Notes to the Consolidated Financial Statements (continued)

Note 13. Income Taxes

For the years ended December 31, 2010, 2009 and 2008, the following table summarizes the components of income before income taxes and the provision for income taxes:

	Year ended December 31,
(in thousands)	2010	2009	2008
Income (loss) before income taxes:
Domestic	210,819	37,020	79,406
Foreign	(9,933)	(7,068)	594

Income before income taxes	$200,886	$29,952	$80,000

Income tax expense (benefit):
Current:
Federal	45,727	7,614	145
State and local	9,684	4,018	3,763
Foreign	(33)	16	209

Subtotal	55,378	11,648	4,117
Deferred:
Federal	26,926	21,588	11,123
State and local	(4,198)	10,684	431
Foreign	(2,828)	(2,891)	369

Subtotal	19,900	29,381	11,923

Income tax expense	$75,278	$41,029	$16,040

Effective income tax rate	37.5%	137.0%	20.1%

For the year ended December 31, 2010, 2009 and 2008, the following table reconciles the federal statutory income tax rate to the effective income tax rate:

	Year ended December 31,
(% of pre-tax income)	2010	2009	2008
U.S. federal statutory income tax rate	35.0%	35.0%	35.0%
State and local income tax, net of federal tax benefit	1.8	44.3	3.6
Share-based compensation	0.6	5.0	1.3
Orphan drug credit	(0.2)	(20.5)	(16.0)
Change in valuation allowance	0.1	(1.6)	(3.8)
Goodwill impairment	—	75.8	—
Other	0.2	(1.0)	—

Effective income tax rate	37.5%	137.0%	20.1%

In 2010, 2009 and 2008, respectively, $1.6 million, $0.1 million and $0.2 million related to current stock option tax benefits were allocated directly to stockholders’ equity.

ViroPharma Incorporated

Notes to the Consolidated Financial Statements (continued)

The following table summarizes the components of deferred income tax assets and liabilities:

	December 31,
(in thousands)	2010	2009
Deferred tax assets:
Net operating loss carryforwards	$13,421	$15,755
Capitalized research and development costs	6,419	11,339
Orphan drug credit carryforward	1,482	24,036
Research and development credit carryforward	3,449	6,840
Non-deductible reserves	5,385	3,593
Depreciation	670	1,518
Intangible asset amortization	6,965	7,687
Equity compensation	9,770	7,684
Other	1,316	779

Subtotal	48,877	79,231
Valuation allowance	(6,238)	(5,949)

Deferred tax assets	42,639	73,282
Deferred tax liabilities:
Intangible asset amortization	192,963	197,731
Convertible note	6,584	6,905
Prepaid expenses	1,207	1,084

Deferred tax liabilities	200,754	205,720

Net deferred tax assets (liability)	$(158,115)	$(132,438)

At December 31, 2010 and 2009, deferred tax assets and liabilities were classified on the Company’s balance sheets as follows:

	December 31,
(in thousands)	2010	2009
Current assets	$13,744	$20,065
Non-current assets	4,252	—
Non-current liabilities	(176,111)	(152,503)

Net deferred tax liability	$(158,115)	$(132,438)

The following table summarizes the change in the valuation allowance:

	Year ended December 31,
(in thousands)	2010	2009	2008
Valuation allowance at beginning of year	$5,949	$6,436	$38,742
Tax expense (benefit)	289	(487)	(4,087)
Adoption of new accounting for convertible debt	—	—	(28,219)

Valuation allowance at end of year	$6,238	$5,949	$6,436

Due to uncertainty about the ability to realize the benefit of deferred tax assets relating to certain net operating loss carryforwards, a valuation allowance has been established to reduce deferred tax assets to a level that is

ViroPharma Incorporated

Notes to the Consolidated Financial Statements (continued)

more likely than not to be realized. Realization of the remaining net deferred tax assets will depend on the generation of sufficient taxable income in the appropriate jurisdiction, the reversal of deferred tax liabilities tax planning strategies and other factors prior to the expiration date of the carryforwards. A change in the estimates used to make this determination could require a reduction in deferred tax assets if they are no longer considered realizable.

As of December 31, 2010, our foreign subsidiaries have incurred cumulative losses and consequently no deferred tax liability has been established for any future distribution of funds from foreign subsidiaries.

The following table summarizes carryforwards of net operating losses and tax credits as of December 31, 2010.

(in thousands)	Amount	Expiration
Foreign net operating losses	$12,476	Indefinite
State net operating losses	136,936	2024 – 2028
Orphan drug credits	1,482	2028
Research and development credits	3,449	2020 – 2024

At December 31, 2010 and 2009, the Company had no gross unrecognized tax benefits. The Company does not expect any material increase or decrease in its gross unrecognized tax benefits during the next twelve months.

The following table summarizes the change in our gross unrecognized tax benefits for the years 2008, 2009 and 2010:

(in thousands)
Balance at January 1, 2008	$1,133
Additions for tax positions of prior years	76

Balance at December 31, 2008	1,209
Payments made to settle uncertain tax position	(1,209)

Balance at December 31, 2009	—
Additions for tax positions of prior years	—
Payments made to settle uncertain tax position	—

Balance at December 31, 2010	$—

The Company and its domestic subsidiaries file consolidated income tax returns in the U.S. and certain states. In addition, separate income tax returns are filed in other states. The Company’s foreign subsidiaries file separate income tax returns in the foreign jurisdictions in which they are located. We are currently under IRS examination for the 2008 year and in certain states for years after 2004. The results of these examinations are not expected to have a material impact on the financial statements.

Our policy is to record interest and penalties related to tax matters in income tax expense.

ViroPharma Incorporated

Notes to the Consolidated Financial Statements (continued)

Note 14. Earnings (Loss) per share

	For the years ended December 31,
(in thousands, except per share data)	2010	2009	2008
Basic Earnings (Loss) Per Share
Net income (loss)	$125,608	$(11,077)	$63,960
Common stock outstanding (weighted average)	77,820	77,423	71,391

Basic net income (loss) per share	$1.61	$(0.14)	$0.90

Diluted Earnings (Loss) Per Share
Net income (loss)	$125,608	$(11,077)	$63,960
Add interest expense on senior convertible notes, net of income tax	7,193	—	7,994

Diluted net income (loss)	$132,801	$(11,077)	$71,954
Common stock outstanding (weighted average)	77,820	77,423	71,391
Add shares from senior convertible notes	10,864	—	13,248
Add “in-the-money” stock options	1,397	—	1,073

Common stock assuming conversion and stock option exercises	90,081	77,423	85,712

Diluted net income (loss) per share	$1.47	$(0.14)	$0.84

The following common shares that are associated with stock options were excluded from the calculations as their effect would be anti-dilutive:

	For the years ended December 31,
(in thousands)	2010	2009	2008
“Out-of-the-money” stock options	5,447	5,034	4,447
Shares from senior convertible notes	—	11,406	—
“In-the-money” stock options	—	849	—

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

ViroPharma Incorporated

Notes to the Consolidated Financial Statements (continued)

The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of December 31, 2010:

	Total Carrying Value at December 31, 2010	Fair Value Measurements at December 31,2010 Using
(in thousands of dollars)		(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$426,732	$426,732	$—	$—
Short-term investments	$78,439	$78,439	$—	$—
Contingent consideration	$10,973	$—	$—	$10,973

Valuation Techniques—Cash and cash equivalents and short-term investments are measured at fair value using quoted market prices and are classified within Level 1 of the valuation hierarchy. There were no changes in valuation techniques during the year ended December 31, 2010.

The fair value of the contingent consideration is measured using significant inputs not observable in the market, which are referred to in the guidance as Level 3 inputs. This fair value is estimated by applying a discount rate based on an implied rate of return from the acquisition to the risk probability weighted asset cash flows and the expected approval date to the probability adjusted payment amount. There were no changes in the valuation technique from the acquisition date. The contractual amount of contingent consideration related to the Auralis acquisition is £10.0 million (or approximately $15.5 million based on exchange rates at December 2010), see Note 10 Acquisitions. The fair value of the contingent consideration at acquisition was approximately £6.2 million or approximately $9.0 million. At December 31, 2010 the fair value of the contingent consideration is approximately £7.1 million or approximately $11.0 million. Of the total change in the carry amount approximately $1.4 million is attributable to the change in the fair value, reflected in Other operating expenses in the Consolidated Statement of Operations, with the balance attributable to the change in the GBP/$US exchange rate during the period.

We believe that the fair values of our current assets and current liabilities approximate their reported carrying amounts.

Note 16. 401(k) Employee Savings Plan

The Company’s 401(k) Employee Savings Plan (the “401(k) Plan”) is available to all employees meeting certain eligibility criteria. The 401(k) Plan permits participants to contribute up to 92% of their compensation not to exceed the limits established by the Internal Revenue Code. Participants are always fully vested in their contributions. The Company matches of 25% on the first 6% of participating employee contributions. The Company contributed approximately $534,000, $413,000 and $214,000 to the 401(k) Plan in each of the years ended December 31, 2010, 2009 and 2008, respectively. The Company’s contributions are made in cash. The Company’s common stock is not an investment option available to participants in the 401(k) Plan.

Note 17. Commitments and Contingencies

We have committed to purchase up to 290,000 liters of plasma in 2011 and up to 210,000 liters of plasma per year in 2012 through 2015 from our suppliers. Additionally, we are required to purchase a minimum number of units from our third party toll manufacturer.

In March 2008, we entered into a lease, comprising 78,264 square feet of office and related space, for the Company’s new headquarters located in Exton, Pennsylvania. The lease expires seven years and six months from

ViroPharma Incorporated

Notes to the Consolidated Financial Statements (continued)

the point in which we began to occupy the space, which was in the fourth quarter of 2008. In connection with the new lease, we also received a leasehold improvement allowance of $2.3 million.

Our future minimum lease payments under our operating leases related to buildings and equipment for periods subsequent to December 31, 2010 are as follows (in thousands):

Year ending December 31,	Commitments
2011	1,846
2012	1,880
2013	1,884
2014	1,892
2015	1,922
Thereafter	1,549

Total minimum payments	$10,973

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

In addition to the merger consideration paid at closing as described in Note 10, Lev shareholders received the non-transferrable contractual right to two contingent payments (“CVR Payments”) of $0.50 each that could deliver up to an additional $174.6 million, or $1.00 per share in cash, if Cinryze meets certain targets. The target for the first CVR payment of $0.50 per share (or $87.5 million) will not be paid as a third party’s human C1 inhibitor product was approved for the acute treatment of HAE and granted orphan exclusivity. The second CVR payment of $0.50 per share ($87.5 million) becomes payable if Cinryze reaches at least $600 million in cumulative net product sales by October 2018.

Also, in connection with the Auralis acquisition, we have also agreed to pay an additional payment of £10 million Pounds Sterling (approximately $15.5 million based on the December 31, 2010 exchange rate) upon the first regulatory approval of a product in late stage development. See Note 10.

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

Sanquin may conduct certain early stage research programs and we will provide to Sanquin €1,000,000 (approximately $1.3 million based on December 31, 2010 exchange rate) per year for a period of five years to support such Early Stage Research Programs. We have a right of first refusal to further develop and commercialize the subject matter of each such Early Stage Research Program worldwide (except for the Excluded Territory) subject to Sanquin’s and its research partners’ right to use any such intellectual property for their internal, non-commercial research purposes. Except for the Early Stage Research Programs, we will be solely responsible for conducting all clinical trials and other development activities necessary to support our

ViroPharma Incorporated

Notes to the Consolidated Financial Statements (continued)

efforts to obtain regulatory approval of Cinryze in additional territories as well as any future C1-INH derived products developed pursuant to the Rest of World Agreement. Sanquin has the right to approve any such clinical trials and development activities through the Joint Steering Committee.

Note 19. Supplemental Cash Flow Information

	For the years ended December 31,
(in thousands)	2010	2009
Supplemental disclosure of non-cash transactions:
Employee share-based compensation	$11,172	$11,828
Liability classified share-based compensation benefit	4	(11)
Non-cash increase in contingent consideration	10,390	—
Debt buy back deferred tax impact	—	308
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$52,484	$10,466
Cash paid for interest	4,100	4,550
Cash received for stock option exercises	3,342	22
Cash received for employee stock purchase plan	377	356

Note 20. Quarterly Financial Information (unaudited)

This table summarizes the unaudited consolidated financial results of operations for the quarters ended (amounts in thousands except per share data):

	March 31,	June 30,	September 30,	December 31,
2010 Quarter Ended
Net product sales	$90,647	$108,961	$117,781	$121,623
Cost of sales (excluding amortization of product rights)	13,958	13,641	15,755	17,934
Operating expenses	38,235	42,263	42,790	42,736
Other (expense) income	(3,329)	(6,096)	2,336	(3,725)
Income tax expense	13,843	18,440	23,233	19,762
Net income	21,282	28,521	38,339	37,466
Basic net income per share(1)	$0.27	$0.37	$0.49	$0.48
Diluted net income per share(1)	$0.26	$0.34	$0.45	$0.43

2009 Quarter Ended
Net product sales	$60,190	$81,873	$80,551	$87,835
Cost of sales (excluding amortization of product rights)	3,929	14,121	10,216	11,948
Operating expenses	51,319	43,503	37,910	36,850
Goodwill Impairment	65,099	—	—	3,424
Other income (expense)	5,914	(2,572)	(2,752)	(2,768)
Income tax expense	4,972	5,625	9,601	20,831
Net (loss) income	(59,215)	16,052	20,072	12,014
Basic net (loss) income per share(1)	$(0.77)	$0.21	$0.26	$0.16
Diluted net (loss) income per share(1)	$(0.77)	$0.20	$0.24	$0.15

(1)	Net income per share amounts will not agree to the per share amounts for the full year due to the use of weighted average shares for each period.