Form 10-Q
period 2011-03-31
VIROPHARMA INC
filed 2011-04-28
CIK 946840

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

or

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

    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, “non-accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer    ☒            Accelerated Filer  ☐            Non-accelerated filer  ☐            Smaller Reporting Company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No   ☒

Number of shares outstanding of the issuer’s Common Stock, par value $.002 per share, as of April 18, 2011: 75,964,881 shares.

VIROPHARMA INCORPORATED

ViroPharma Incorporated

Condensed Consolidated Balance Sheets

(unaudited)

(in thousands, except share and per share data)	March 31, 2011	December 31, 2010
Assets
Current assets:
Cash and cash equivalents	$391,388	$426,732
Short-term investments	103,583	78,439
Accounts receivable, net	59,718	43,879
Inventory	66,608	54,388
Prepaid expenses and other current assets	11,928	13,959
Prepaid income taxes	1,575	2,000
Deferred income taxes	12,021	13,744

Total current assets	646,821	633,141
Intangible assets, net	618,648	619,712
Property, equipment and building improvements, net	12,799	11,468
Goodwill	6,454	6,228
Debt issue costs, net	2,300	2,397
Deferred income taxes	6,803	4,252
Other assets	10,257	10,376

Total assets	$1,304,082	$1,287,574

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$16,542	$10,215
Contingent consideration	11,838	10,973
Accrued expenses and other current liabilities	53,903	48,990
Income taxes payable	13,952	1,944

Total current liabilities	96,235	72,122
Other non-current liabilities	2,371	2,463
Deferred tax liability	174,399	176,111
Long-term debt	147,602	145,743

Total liabilities	420,607	396,439

Stockholders’ equity:
Preferred stock, par value $0.001 per share. 5,000,000 shares authorized; Series A convertible participating preferred stock; no shares issued and outstanding	-	-

Common stock, par value $0.002 per share. 175,000,000 shares authorized; issued and outstanding 75,958,101 shares at March 31, 2011 and 78,141,491 shares at December 31, 2010	156	156

Treasury shares, at cost. 2,419,355 shares at March 31, 2011 and 0 shares at December 31, 2010	(45,000)	-

Additional paid-in capital	718,211	717,375
Accumulated other comprehensive loss	(200)	(258)
Retained earnings	210,308	173,862

Total stockholders’ equity	883,475	891,135

Total liabilities and stockholders’ equity	$1,304,082	$1,287,574

See accompanying notes to unaudited consolidated financial statements.

ViroPharma Incorporated

Consolidated Statements of Operations

(unaudited)

	Three Months Ended March 31,
(in thousands, except per share data)	2011	2010
Revenues:

Net product sales	$127,035	$90,647

Costs and Expenses:
Cost of sales (excluding amortization of product rights)	18,869	13,958
Research and development	10,426	9,741
Selling, general and administrative	28,310	20,921
Intangible amortization	8,897	7,573
Other operating expenses	498	-

Total costs and expenses	67,000	52,193

Operating income	60,035	38,454

Other Income (Expense):

Interest income	204	31
Interest expense	(2,981)	(2,838)
Other income (expense), net	3,142	(522)

Income before income tax expense	60,400	35,125

Income tax expense	23,954	13,843

Net income	$36,446	$21,282

Net income per share:
Basic	$0.47	$0.27
Diluted	$0.40	$0.26

Shares used in computing net income per share:
Basic	77,849	77,506
Diluted	95,973	89,668

See accompanying notes to unaudited consolidated financial statements.

ViroPharma Incorporated

Consolidated Statements of Stockholders’ Equity

(unaudited)

(in thousands)	Preferred Stock		Common Stock		Treasury Shares		Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained Earnings	Total stockholders’ equity
	Number of shares	Amount	Number of shares	Amount	Number of shares	Amount
Balance, December 31, 2010	-	$-	78,141	$156	-	$-	$717,375	$(258)	$173,862	$891,135

Exercise of common stock options	-	-	215	-	-	-	1,915	-	-	1,915

Employee stock purchase plan	-	-	21	-	-	-	194	-	-	194

Share-based compensation	-	-	-	-	-	-	3,456	-	-	3,456

Unrealized losses on available for sale securities, net	-	-	-	-	-	-	-	(7)	-	(7)

Cumulative translation adjustment, net	-	-	-	-	-	-	-	65	-	65

Repurchase of shares	-	-	(2,419)	-	2,419	(45,000)	-	-	-	(45,000)

Forward share purchase	-	-	-	-	-	-	(5,000)	-	-	(5,000)

Stock option tax benefits	-	-	-	-	-	-	271	-	-	271

Net income	-	-	-	-	-	-	-	-	36,446	36,446

Balance, March 31, 2011	-	$-	75,958	$156	2,419	$(45,000)	$718,211	$(200)	$210,308	$883,475

See accompanying notes to unaudited consolidated financial statements.

ViroPharma Incorporated

Consolidated Statements of Cash Flows

(unaudited)

	Three Months Ended March 31,
(in thousands)	2011	2010
Cash flows from operating activities:
Net income	$36,446	$21,282
Adjustments to reconcile net income to net cash provided by operating activities:

Non-cash share-based compensation expense	3,456	2,661
Non-cash interest expense	1,956	1,816
Non-cash charge for contingent consideration	471	-
Deferred tax provision	(2,468)	2,892
Depreciation and amortization expense	9,421	8,019
Other, net	(2,815)	-
Changes in assets and liabilities:
Accounts receivable	(15,564)	(6,236)
Inventory	(10,764)	497
Prepaid expenses and other current assets	2,344	260
Prepaid income taxes and income taxes payable	12,447	5,585
Other assets	553	(2,636)
Accounts payable	5,947	5,244
Accrued expenses and other current liabilities	(2,278)	(1,028)
Other non-current liabilities	(93)	(9)

Net cash provided by operating activities	39,059	38,347

Cash flows from investing activities:
Purchase of property, equipment and building improvements	(1,827)	(114)
Purchase of short-term investments	(51,824)	(17,577)
Maturities of short-term investments	26,410	-

Net cash used in investing activities	(27,241)	(17,691)

Cash flows from financing activities:
Payment for treasury shares acquired	(45,000)	-
Forward share purchase	(5,000)	-
Net proceeds from issuance of common stock	2,109	1,075
Excess tax benefits from share-based payment arrangements	271	1,237

Net cash (used in) provided by financing activities	(47,620)	2,312

Effect of exchange rate changes on cash	458	(397)

Net (decrease) increase in cash and cash equivalents	(35,344)	22,571

Cash and cash equivalents at beginning of period	426,732	331,672

Cash and cash equivalents at end of period	$391,388	$354,243

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

Our product development portfolio is primarily focused on two programs, C1 esterase inhibitor [human] and VP20621. We are working on developing further therapeutic uses, potential additional indications in other C1 mediated diseases, and alternative modes of administration for C1 esterase inhibitor. We are also developing VP20621 for the treatment and prevention of CDI. We have successfully completed our Phase 1 clinical trial for VP20621 to determine the safety and tolerability of VP20621 dosed orally as a single and as repeat escalating doses in healthy young and older adults, filed an IND in December of 2010 and we intend to initiate a Phase 2 clinical trial during 2011.

On May 28, 2010 we acquired Auralis Limited, a UK based specialty pharmaceutical company. The acquisition of Auralis provides us with the opportunity to accelerate our European commercial systems for potential future product launches and additional business development acquisitions. In connection with the Auralis acquisition we acquired BUCCOLAM (Oromucosal Solution, Midazolam [as hydrochloride]), for which we are seeking a pediatric-use marketing authorization (PUMA) for treatment of pediatric epilepsy in Europe. The acquisition also provided us revenue from sales of Diamorphine (Diamorphine Hydrochloride BP Injection) for palliative care and acute pain relief in the United Kingdom.

In addition to these programs, we have several other assets that we may make additional investments in. These investments will be limited and dependent on our assessment of the potential future commercial success of or benefits from the asset. These assets include maribavir for CMV and other compounds, including those acquired from Auralis.

ViroPharma Incorporated

Notes to the Unaudited Consolidated Financial Statements

Basis of Presentation

The consolidated financial information at March 31, 2011 and for the three months ended March 31, 2011 and 2010, is unaudited but includes all adjustments (consisting only of normal recurring adjustments), which in the opinion of management, are necessary to state fairly the consolidated financial information set forth therein in accordance with accounting principles generally accepted in the United States of America. The interim results are not necessarily indicative of results to be expected for the full fiscal year. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2010 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission. We have evaluated all subsequent events through the date the financial statements were issued, and have not identified any such events.

Use of Estimates

The preparation of the Company’s consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Adoption of Standards

In September 2009, the FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. This ASU amends certain disclosure requirements of Topic 820 to provide for additional disclosures for transfers in and out of Levels 1 and 2 and for activity in Level 3. The ASU also clarifies certain other disclosure requirements including level of disaggregation and disclosures around inputs and valuation techniques. We adopted this ASU on January 1, 2010. The new disclosures about the purchases, sales, issuances and settlements in the roll forward activity for Level 3 fair value measurements are effective for fiscal years beginning after December 15, 2010 and we adopted this provision on January 1, 2011. The adoption of this disclosure provision did not have a material impact on our results of operations, cash flows, and financial position.

In October 2009, the FASB issued ASU No. 2009-13, Multiple-Deliverable Revenue Arrangements, or ASU 2009-13, formerly EITF Issue No. 08-1. ASU 2009-13, amends existing revenue recognition accounting pronouncements that are currently within the scope of FASB ASC Topic 605 and provides accounting principles and application guidance on how the arrangement should be separated, and the consideration allocated. This guidance changes how to determine the fair value of undelivered products and services for separate revenue recognition. Allocation of consideration is now based on management’s estimate of the selling price for an undelivered item where there is no other means to determine the fair value of that undelivered item. This new approach is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. We adopted this ASU January 1, 2011. The adoption of the provisions of this guidance did not have a material impact on our results of operations, cash flows, and financial position.

In March 2010, the FASB ratified EITF Issue No. 08-9, Milestone Method of Revenue Recognition, and as a result of this ratification the FASB issued ASU 2010-17 in April 2010, which states that the milestone method is a valid application of the proportional performance model for revenue recognition if the milestones are substantive and there is substantive uncertainty about whether the milestones will be achieved. The Task Force agreed that whether a milestone is substantive is a judgment that should be made at the inception of the arrangement. To meet the definition of a substantive milestone, the consideration earned by achieving the milestone (1) would have to be commensurate with either the level of effort required to achieve the milestone or the enhancement in the value of the item delivered, (2) would have to relate solely to past performance, and (3) should be reasonable relative to all deliverables and payment terms in the arrangement. No bifurcation of an individual milestone is allowed and there can be more than one milestone in an arrangement. The new guidance is effective for interim and annual periods beginning on or after June 15, 2010. We adopted this ASU January 1, 2011. The adoption of this guidance did not have a material impact on our results of operations, cash flows, and financial position.

In December 2010, the FASB issued ASU 2010-27, Fees Paid to the Federal Government by Pharmaceutical Manufactures (EITF Issue 10-D; ASC 720), which addresses how pharmaceutical manufacturers should recognize and classify in the income statement fees mandated by the Patient Protection and Affordable Care Act as amended by the Health Care Education Reconciliation Act. The ASU specifies that the liability for the fee be estimated and recorded in full upon the first qualifying sale with a corresponding deferred cost that is amortized to operating expense using a straight-line method of allocation unless another method better allocates the fee over the calendar year. The new guidance is effective for calendar years beginning after December 31, 2010. We adopted this ASU January 1, 2011. The adoption of this guidance does not have a material impact on our results of operations, cash flows, and financial position.

ViroPharma Incorporated

Notes to the Unaudited Consolidated Financial Statements – (Continued)

Note 2. Short-Term Investments

Short-term investments consist of fixed income securities with remaining maturities of greater than three months at the date of purchase, debt securities and equity securities. At March 31, 2011, all of our short-term investments are classified as available for sale investments and measured as level 1 instruments of the fair value measurements standard.

The following summarizes the Company’s available for sale investments at March 31, 2011:

(in thousands)	Cost	Gross unrealized gains	Gross unrealized losses	Fair value
March 31, 2011
Debt securities:
US Treasury	$61,006	$12	$5	$61,013
Corporate bonds	42,587	9	26	42,570

Total	$103,593	$21	$31	$103,583

Maturities of investments were as follows:
Less than one year	$77,472	$21	$2	$77,491
Longer than one year	26,121	-	29	26,092

	$103,593	$21	$31	$103,583

Note 3. Inventory

Inventory is stated at the lower of cost or market using actual cost.

(in thousands)	March 31, 2011	December 31, 2010
Raw Materials	$49,542	$37,994
Work In Process	5,655	10,570
Finished Goods	11,411	5,824

Total	$66,608	$54,388

Note 4. Intangible Assets

The following represents the balance of the intangible assets at March 31, 2011:

(in thousands)	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
Cinryze Product rights	$521,000	$50,924	$470,076
Vancocin Intangibles	168,099	43,050	125,049
Auralis Contract rights	12,813	890	11,923
Auralis IPR&D (1)	11,600	-	11,600

Total	$713,512	$94,864	$618,648

(1) non-amortizing

ViroPharma Incorporated

Notes to the Unaudited Consolidated Financial Statements – (Continued)

The following represents the balance of the intangible assets at December 31, 2010:

(in thousands)	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
Cinryze Product rights	$521,000	$45,714	$475,286
Vancocin Intangibles	161,099	39,629	121,470
Auralis Contract rights	12,365	601	11,764
Auralis IPR&D (1)	11,192	-	11,192

Total	$705,656	$85,944	$619,712

(1) non-amortizing

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

As of March 31, 2011, we have paid an aggregate of $44.1 million to Lilly in additional purchase price consideration, as our net sales of Vancocin surpassed the maximum annual obligation level of $65 million every year since 2005. We are obligated to pay Lilly an additional amount based on 35% of annual net sales between $45 and $65 million of Vancocin during 2011.

Based on net sales through the first quarter of 2011, $7.0 million is due to Lilly on net sales of Vancocin above the net sales threshold level described above.

ViroPharma Incorporated

Notes to the Unaudited Consolidated Financial Statements – (Continued)

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

Note 5. Long-Term Debt

Long-term debt as of March 31, 2011 and December 31, 2010 is summarized in the following table:

(in thousands)	March 31, 2011	December 31, 2010
Senior convertible notes	$147,602	$145,743
less: current portion	-	-

Total debt principal	$147,602	$145,743

As of March 31, 2011 senior convertible notes representing $205.0 million of principal debt are outstanding with a carrying value of $147.6 million.

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

The debt and equity components of our senior convertible debt securities are bifurcated and accounted for separately based on the value and related interest rate of a non-convertible debt security with the same terms. The fair value of a non-convertible debt instrument at the original issuance date was determined to be $148.1 million. The equity (conversion options) component of our convertible debt securities is included in Additional paid-in capital on our Condensed Consolidated Balance Sheets and, accordingly, the initial carrying value of the debt securities was reduced by $101.9 million. Our net income for financial reporting purposes is reduced by recognizing the accretion of the reduced carrying values of our convertible debt securities to their face amount of $250.0 million as additional non-cash interest expense. Accordingly, the senior convertible debt securities will recognize interest expense at effective rates of 8.0% as they are accreted to par value.

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

As of March 31, 2011, the Company has accrued $0.2 million in interest payable to holders of the senior convertible notes. Debt issuance costs of $4.8 million have been capitalized and are being amortized over the term of the senior convertible notes, with the balance to be amortized as of March 31, 2011 being $2.3 million.

ViroPharma Incorporated

Notes to the Unaudited Consolidated Financial Statements – (Continued)

The senior convertible notes are convertible into shares of our common stock at an initial conversion price of $18.87 per share. The senior convertible notes may only be converted: (i) anytime after December 15, 2016; (ii) during the five business-day period after any five consecutive trading day period (the “measurement period”) in which the price per note for each trading day of that measurement period was less than 98% of the product of the last reported sale price of our common stock and the conversion rate on each such day; (iii) during any calendar quarter (and only during such quarter) after the calendar quarter ending June 30, 2007, if the last reported sale price of our common stock for 20 or more trading days in a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter exceeds 130% of the applicable conversion price in effect on the last trading day of the immediately preceding calendar quarter; or (iv) upon the occurrence of specified corporate events. Upon conversion, holders of the senior convertible notes will receive shares of common stock, subject to ViroPharma’s option to irrevocably elect to settle all future conversions in cash up to the principal amount of the senior convertible notes, and shares for any excess. We can irrevocably elect this option at any time on or prior to the 35th scheduled trading day prior to the maturity date of the senior convertible notes. The senior convertible notes may be required to be repaid on the occurrence of certain fundamental changes, as defined in the senior convertible notes. As of March 31, 2011, the fair value of the principal of the $205.0 million convertible senior notes outstanding was approximately $259.9 million, based on the level 2 valuation hierarchy of the fair value measurements standard.

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

The purchased call options and sold warrants are separate transactions entered into by us with the counterparties, are not part of the terms of the senior convertible notes, and will not affect the holders’ rights under the senior convertible notes. Holders of the senior convertible notes will not have any rights with respect to the purchased call options or the sold warrants. The purchased call options and sold warrants meet the definition of derivatives. These instruments have been determined to be indexed to our own stock and have been recorded in stockholders’ equity in our Condensed Consolidated Balance Sheets. As long as the instruments are classified in stockholders’ equity they are not subject to the mark to market provisions.

ViroPharma Incorporated

Notes to the Unaudited Consolidated Financial Statements – (Continued)

Note 6. Stockholder’s Equity

Preferred Stock

The Company’s Board of Directors has the authority, without action by the holders of common stock, to issue up to 5,000,000 shares of preferred stock from time to time in such series and with such preference and rights as it may designate.

Share Repurchase Program

On March 9, 2011, our Board of Directors authorized the use of up to $150.0 million to repurchase shares of our common stock and/or our 2% Senior Convertible Notes due 2017. Purchases may be made by means of open market transactions, block transactions, privately negotiated purchase transactions or other techniques from time to time.

On March 14, 2011 we entered into an accelerated share repurchase (ASR) agreement with a large financial institution to repurchase $50.0 million of our common stock on an accelerated basis. We paid $50.0 million to the financial institution and received an initial delivery of 2.4 million shares of our common stock. The total number of shares to be delivered generally will be determined by applying an agreed discount to the average of the daily volume weighted average price of our common shares traded during the pricing period. The pricing period is scheduled to end June 15, 2011, but it may conclude sooner at the election of the financial institution. If the total number of shares to be delivered exceeds the number of shares initially delivered, we will receive the remaining balance of shares from the financial institution. Based on the current trading prices of our common stock, we expect to receive additional shares. If the total number of shares to be delivered is less than the number of shares initially delivered, we have the contractual right to deliver to the financial institution either shares of our common stock or cash equal to the value of those shares.

Note 7. Share-based Compensation

Beginning in 2011, our stock-based compensation program consisted of a combination of: time vesting stock options with graduated vesting over a four year period; performance and market vesting common stock units, or PSUs, tied to the achievement of pre-established company performance metrics and market based goals over a three-year performance period; and, time vesting restricted stock awards, or RSUs, granted to our non-employee directors vesting over a one year period. Grants under our former stock based compensation program consisted only of time vesting stock options.

The fair values of our share-based awards are determined as follows:

•	stock option grants are estimated as of the date of grant using a Black-Scholes option valuation model and compensation expense is recognized over the applicable vesting period;
•

PSUs subject to company specific performance metrics, which include both performance and service conditions, are based on the market value of our stock on the date of grant. Compensation expense is based upon the number of shares expected to vest after assessing the probability that the performance criteria will be met. Compensation expense is recognized over the vesting period, adjusted for any changes in our probability assessment;

•

PSUs subject to our total shareholder return, or TSR, market metric relative to a peer group of companies, which includes both market and service conditions, are estimated using a Monte Carlo simulation. Compensation expense is based upon the number and value of shares expected to vest. Compensation expense is recognized over the applicable vesting period. All compensation cost for the award will be recognized if the requisite service period is fulfilled, even if the market condition is never satisfied; and,

•	time vesting RSUs are based on the market value of our stock on the date of grant. Compensation expense for time vesting RSUs is recognized over the vesting period.

The vesting period for our stock awards is the requisite service period associated with each grant.

ViroPharma Incorporated

Notes to the Unaudited Consolidated Financial Statements – (Continued)

Our share-based compensation expense is comprised of the following:

	Three Months Ended March 31,
(in thousands)	2011	2010
Stock options	$2,961	$2,601
Performance shares	406	-
Restricted shares	50	-
Employee Stock Purchase Plan	39	60

Total	$3,456	$2,661

Our share-based compensation expense is recorded as follows:

	Three Months Ended March 31,
(in thousands)	2011	2010
Research and development	$987	$815
Selling, general and administrative	2,469	1,846

Total	$3,456	$2,661

We currently have three shared-based award plans in place: a 1995 Stock Option and Restricted Share Plan (1995 Plan), a 2001 Equity Incentive Plan (2001 Plan) and a 2005 Stock Option and Restricted Share Plan (2005 Plan) (collectively, the “Plans”).

The following table information about these equity plans at March 31, 2011:

	1995 Plan	2001 Plan	2005 Plan	Combined
Shares authorized for issuance	4,500,000	500,000	12,850,000	17,850,000
Shares outstanding	4,500,000	440,041	8,119,987	13,060,028

Shares available for grant	-	59,959	4,730,013	4,789,972

Employee Stock Option Plans

We issued 864,735 stock options in the first three months of 2011. The weighted average fair value of the grants was estimated at $17.80 per share using the Black-Scholes option-pricing model using the following assumptions:

Expected dividend yield		-
Range of risk free interest rate	2.66%	-	2.87%
Weighted-average volatility		68.78%
Range of volatility	64.74%	-	69.32%
Range of expected option life (in years)	5.50	-	6.25

We have 9,150,287 option grants outstanding at March 31, 2011 with exercise prices ranging from $0.99 per share to $38.70 per share and a weighted average remaining contractual life of 6.89 years. The following table lists the outstanding and exercisable option grants as of March 31, 2011:

	Number of options	Weighted average exercise price	Weighted average remaining contractual term (years)	Aggregate intrinsic value
				(in thousands)
Outstanding	9,150,287	$11.12	6.89	$80,805
Exercisable	5,030,477	$10.54	5.51	$47,905

ViroPharma Incorporated

Notes to the Unaudited Consolidated Financial Statements – (Continued)

The following tables summarizes information regarding our stock option awards at March 31, 2011:

	Shares Under Option	Weighted Average Exercise Price
Balance at December 31, 2010	8,584,998	$10.44
Granted	864,735	$17.80
Exercised	(214,660)	$8.92
Forfeited and cancelled	(84,786)	$16.36

Balance at March 31, 2011	9,150,287	$11.12

As of March 31, 2011, there was $26.0 million of total unrecognized compensation cost related to unvested share-based payments (including share options) granted under the Plans. That cost is expected to be recognized over a weighted-average period of 2.75 years.

Performance Awards

Beginning in 2011, employees receive annual grants of performance award units, or PSUs, in addition to stock options which give the recipient the right to receive common stock that is contingent upon achievement of specified pre-established company performance goals over a three year performance period. The performance goals for the PSUs granted in January 2011, which are accounted for as equity awards, are based upon the following performance measures: (i) our revenue growth over the performance period, (ii) our adjusted net income as a percent of sales at the end of the performance period, and (iii) our relative total shareholder return, or TSR, compared to a peer group of companies at the end of the performance period. Depending on the outcome of these performance goals, a recipient may ultimately earn a number of shares greater or less than their target number of shares granted, ranging from 0% to 200% of the PSUs granted. Shares of our common stock are issued on a one-for-one basis for each PSU earned. Participants vest in their PSUs at the end of the performance period.

The fair value of the market condition PSUs was determined using a Monte Carlo simulation and utilized the following inputs and assumptions:

Three Months Ended March 31,
(in thousands)	2011
Closing stock price on grant date	$17.84
Performance period starting price	$16.85
Term of award (in years)	2.99
Volatility	69.75%
Risk-free interest rate	1.19%
Expected dividend yield	0.00%
Fair value per TSR PSU	$24.38

ViroPharma Incorporated

Notes to the Unaudited Consolidated Financial Statements – (Continued)

The performance period starting price is measured as the average closing price over the last 30 trading days prior to the performance period start. The Monte Carlo simulation model also assumed correlations of returns of the prices of our common stock and the common stocks of the comparator group of companies and stock price volatilities of the comparator group of companies.

At March 31, 2011, for the purposes of determining stock based compensation we assumed 154,780 and 17,412 performance condition PSUs and TSR based PSUs outstanding, respectively, with weighted-average grant date fair values of $ 17.84 and $ 24.38, respectively.

At March 31, 2011, there was approximately $ 4.9 million of unrecognized compensation cost related to all PSUs that is expected to be recognized over a weighted-average period of approximately 2.77 years.

Restricted Stock Awards

Beginning in 2011, we also grant our non-employee directors restricted stock awards that vest after one year of service. The fair value of a restricted stock award is equal to the closing price of our common stock on the grant date. The following summarizes select information regarding our restricted stock awards as of March 31, 2011:

	Share Units (in thousands)	Weighted- average grant date fair value
Balance at December 31, 2010	-	$-
Granted	27,000	$17.30
Vested	-	$-
Forfeited	-	$-

Balance at March 31, 2011	27,000	$17.30

As of March 31, 2011, there was approximately $ 0.42 million of unrecognized compensation cost related to RSUs which is expected to be recognized over a weighted average period of 0.90 years.

Employee Stock Purchase Plan

Under this plan, no shares were sold to employees during the first three months of 2011. During the year ended December 31, 2010, 48,909 shares were sold to employees. As of March 31, 2011 there are approximately 430,060 shares available for issuance under this plan.

Under this plan, there are two plan periods: January 1 through June 30 (Plan Period One) and July 1 through December 31 (Plan Period Two). For Plan Period One in 2011, the fair value of approximately $77,000 was estimated using the Type B model with a risk free interest rate of 0.19%, volatility of 37.8% and an expected option life of 0.5 years. This fair value is being amortized over the six month period ending June 30, 2011.

Note 8. Income Tax Expense

Our income tax expense was $24.0 million and $13.8 million for the quarters ended March 31, 2011 and 2010, respectively. Our income tax expense includes federal, state and foreign income taxes at statutory rates and the effects of various permanent differences.

ViroPharma Incorporated

Notes to the Unaudited Consolidated Financial Statements – (Continued)

Our effective tax rates for the quarters ended March 31, 2011 and 2010 were 39.7% and 39.4%, respectively. Our effective tax rate is higher than the statutory U.S. tax rate in both quarters primarily due to state income taxes and certain share-based compensation that is not tax deductible.

During the three months ended March 31, 2011, we had no material changes to our liability for uncertain tax positions. The examination of our 2008 U.S. income tax return concluded during the quarter ended March 31, 2011 with no material adjustments. Various state income tax returns are currently under examination. At this time, we do not believe that the results of these examinations will have a material impact on our financial statements.

Note 9. Comprehensive Income

The following table reconciles net income to comprehensive income for the three months ended March 31, 2011 and 2010:

	Three Months Ended March 31,
(in thousands)	2011	2010

Net income	$36,446	$21,282

Other comprehensive:
Unrealized losses on available for sale securities, net	(7)	(22)

Currency translation adjustments, net	65	(1,615)

Comprehensive income (loss)	$36,504	$19,645

The unrealized losses are reported net of federal and state income taxes.

Note 10. Earnings per share

	Three Months Ended March 31, 2011
(in thousands, except per share data)	2011	2010
Basic Earnings Per Share
Net income	$36,446	$21,282
Common stock outstanding (weighted average)	77,849	77,506

Basic net income per share	$0.47	$0.27

Diluted Earnings Per Share
Net income	$36,446	$21,282
Add: interest expense on senior convertible notes, net of income tax	1,845	1,761

Diluted net income	$38,291	$23,043

Common stock outstanding (weighted average)	77,849	77,506
Add: shares from senior convertible notes	10,864	10,864
Add: “in-the-money” stock options	6,926	1,298
Add: performance share awards	323	-
Add: restricted stock awards	11	-

Common stock assuming conversion and stock option exercises	95,973	89,668

Diluted net income per share	$0.40	$0.26

ViroPharma Incorporated

Notes to the Unaudited Consolidated Financial Statements – (Continued)

The following common shares that are associated with stock options were excluded from the calculations as their effect would be anti-dilutive:

	Three Months Ended March 31, 2011
(in thousands)	2011	2010
“Out-of-the-money” stock options	1,352	5,557

Note 11. Fair Value Measurement

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

The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of March 31, 2011:

		Fair Value Measurements at March 31, 2011
(in thousands)	Total Carrying Value at March 31, 2011	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$391,388	$391,388	$-	$-
Short term investments	$103,583	$103,583	$-	$-
Contingent consideration	$(11,838)	$-	$-	$(11,838)

Valuation Techniques – Cash, cash equivalents and short-term investments are measured at fair value using quoted market prices and are classified within Level 1 of the valuation hierarchy. There were no changes in valuation techniques during the quarter ended March 31, 2011.

The fair value of the Contingent consideration is measured using significant inputs not observable in the market, which are referred to in the guidance as Level 3 inputs. This fair value is estimated by applying a discount rate based on an implied rate of return from the acquisition to the risk probability weighted asset cash flows and the expected approval date to the probability adjusted payment amount. There were no changes in the valuation technique from the acquisition date. The contractual amount of contingent consideration related to the Auralis acquisition is £10.0 million (or approximately $16.0 million based on exchange rates at March 31, 2010). The fair value at acquisition was approximately £6.2 million or approximately $9.0 million. At March 31, 2011 the fair value is

ViroPharma Incorporated

Notes to the Unaudited Consolidated Financial Statements – (Continued)

approximately £7.4 million or approximately $11.8 million. Of the total change in the carrying value, approximately $0.5 million and $1.8 million is attributable to the change in the fair value from December 31, 2010 and from the acquisition date, respectively, with the balance attributable to the change in the GBP/$US exchange rate during those periods.

There were no transfers into or out of Levels 1 and 2 and there was no activity in Level 3.

We believe that the fair values of our current assets and current liabilities approximate their reported carrying amounts.

Note 12. Acquisitions

On May 28, 2010 we acquired a 100% ownership interest in Auralis Limited, a UK based specialty pharmaceutical company for approximately $14.5 million in upfront consideration for the acquisition of the company and its existing pharmaceutical licenses and products. We have also agreed to pay an additional payment of £10 million Pounds Sterling (approximately $16.0 million based on the March 31, 2011 exchange rate) upon the first regulatory approval of BUCCOLAM.

The acquisition provides us with the opportunity to accelerate our European commercial systems, which will be utilized in the commercial launch of Cinryze™ (C1 esterase inhibitor [human]) in Europe if approved, for future product launches and potential additional business development acquisitions. The acquisition also provides immediate revenue from sales of a marketed product in the UK.

The contingent consideration will be payable upon the first regulatory approval of BUCCOLAM. The fair value of the contingent consideration recognized on the acquisition date ($9.0 million) was estimated by applying a discount rate based on an implied rate of return from the acquisition to the risk probability weighted asset cash flows and the expected approval date. This fair value is based on significant inputs not observable in the market, which are referred to in the guidance as Level 3 inputs. The contingent consideration is classified as a liability and is subject to the recognition of subsequent changes in fair value.

The results of Auralis’s operations have been included in the Consolidated Statement of Operations beginning June 1, 2010.

Note 13. Supplemental Cash Flow Information

	Three Months Ended March 31,
(in thousands)	2011	2010
Supplemental disclosure of non-cash transactions:
Employee share-based compensation	$3,456	$2,661
Unrealized losses on available for sale securities	(7)	(22)
Non-cash increase in contingent consideration	471	-
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$13,714	$4,098
Cash paid for interest	2,050	2,050
Cash received for stock option exercises	1,915	1,075
Cash received for employee stock purchase plan	117	66

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

Our product development portfolio is primarily focused on two programs, C1 esterase inhibitor [human] and VP20621. We are working on developing further therapeutic uses, potential additional indications in other C1 mediated diseases, and alternative modes of administration for C1 esterase inhibitor. We are also developing VP20621 for the treatment and prevention of CDI. We have successfully completed our Phase 1 clinical trial for VP20621 to determine the safety and tolerability of VP20621 dosed orally as a single and as repeat escalating doses in healthy young and older adults, filed an IND in December of 2010 and we intend to initiate a Phase 2 clinical trial during 2011.

On May 28, 2010 we acquired Auralis Limited, a UK based specialty pharmaceutical company. The acquisition of Auralis provides us with the opportunity to accelerate our European commercial systems for potential future product launches and additional business development acquisitions. In connection with the Auralis acquisition we acquired BUCCOLAM (Oromucosal Solution, Midazolam [as hydrochloride]), for which we are seeking a pediatric-use marketing authorization (PUMA) for treatment of pediatric epilepsy in Europe. The acquisition also provided us revenue from sales of Diamorphine (Diamorphine Hydrochloride BP Injection) for palliative care and acute pain relief in the United Kingdom.

In addition to these programs, we have several other assets that we may make additional investments in. These investments will be limited and dependent on our assessment of the potential future commercial success of or benefits from the asset. These assets include maribavir for CMV and other compounds, including those acquired from Auralis.

Executive Summary

Since December 31, 2010, we experienced the following:

Business Activities

Cinryze:

•	Shipped approximately 14,000 doses of Cinryze to specialty pharmacy/specialty distributors (SP/SD’s);
•	Recently announced that the Committee for Medicinal Products for Human Use (CHMP) of the European Medicines Agency (EMA) recommended the approval of Cinryze;
•

Initiated a Phase 2 clinical study to evaluate the safety and efficacy of C1 Esterase Inhibitor [Human] for the treatment of acute antibody-mediated rejection (AMR) in recipients of donor-specific cross-match positive kidney transplants and withdrew Cinryze from the register of orphan medicinal products of the EMA; and,

•	Announced the launch of “HAE and Me,” an online community that unites teens and adults with hereditary angioedema (HAE) through shared experiences to help them better manage their disease;

C. difficile infection (CDI):

•	Received clearance from the FDA to begin our Phase 2 study of VP20621 for recurrent C. difficile infections; and,
•	Vancocin scripts decreased 9.9% in the first quarter of 2011 as compared to the first quarter of 2010;

Financial Results

•	Increased net sales of Cinryze to $56.6 million as compared to $34.9 million in the first quarter of 2010;
•	Net sales of Vancocin increased to $69.3 million from $55.8 million in the first quarter of 2010; and
•	Reported net income of $36.4 million in the first quarter of 2011;

Liquidity

•	Generated net cash from operations of $39.1 million;
•	Entered into a $50.0 million arrangement for the repurchase of our common stock; and
•	Ended the first quarter of 2011 with working capital of $550.6 million, which includes cash and cash equivalents and short-term investments of $495.0 million.

During the remainder of 2011 and going forward, we expect to face a number of challenges, which include the following:

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

The FDA approved Cinryze for routine prophylaxis against angioedema attacks in adolescent and adult patients with hereditary angioedema on October 10, 2008. Cinryze became commercially available for routine prophylaxis against HAE in December 2008. The commercial success of Cinryze depends on several factors, including: the number of patients with HAE that may be treated with Cinryze; acceptance by physicians and patients of Cinryze as a safe and effective treatment; our ability to effectively market and distribute Cinryze in the United States; cost effectiveness of HAE treatment using Cinryze; relative convenience and ease of administration of Cinryze; potential advantages of Cinryze over alternative treatments; the timing of the approval of competitive products including another C1 esterase inhibitor for the acute treatment of HAE; the market acceptance of competing approved products such as Berinert; patients’ ability to obtain sufficient coverage or reimbursement by third-party payors; variations in dosing arising from physician preferences and patient compliance; sufficient supply and reasonable pricing of raw materials necessary to manufacture Cinryze; manufacturing or supply interruptions and capacity which could impair our ability to acquire an adequate supply of Cinryze to meet demand for the product; and our ability to achieve expansion of manufacturing capabilities in the capacities and timeframes currently anticipated. In addition, our ability to develop life cycle management plans for Cinryze, including designing and commencing clinical studies for additional indications and pursuing regulatory approvals in additional indications or territories will impact our ability to generate future revenues from Cinryze. In Europe, we are seeking marketing approval of Cinryze and Buccolam and the commercial success of each of these products in Europe will depend on a number of factors, including our ability to achieve regulatory approvals in the timeframes we anticipate, the scope of regulatory protection afforded by the PUMA for BUCCOLAM, the impact of the loss of orphan designation on Cinryze, and market acceptance of the products.

In March 2010, President Obama signed into law the Patient Protection and Affordable Care Act (PPACA), which was amended by the Health Care and Education Reconciliation Act of 2010. The PPACA, as amended, is a sweeping measure intended to expand healthcare coverage within the United States, primarily through the imposition of health insurance mandates on employers and individuals and expansion of the Medicaid program. Several provisions of the new law, which have varying effective dates, will affect us. These include new requirements on private insurance companies that prohibit coverage denials because of a pre-existing condition; prohibit the application of annual and lifetime benefits limits on health insurance policies; and prohibit coverage rescissions (except for fraud) and health-based insurance rating. In addition, the PPACA, as amended, funds an interim high risk pool that states can draw on; following the expiration of this high risk pool funding, it provides for the creation of state-run “exchanges” that will allow people without employer-provided coverage, or who cannot afford their employer’s plan, to buy health insurance; and provides federal subsidies to those who cannot afford premiums. Collectively, these factors may increase the availability of reimbursement for patients seeking the products that ViroPharma commercializes. However, the Act, as amended, will likely increase certain of our costs as well. For example, an increase in the Medicaid rebate rate from 15.1% to 23.1% was effective as of January 1, 2010, and the volume of rebated drugs has been expanded to include beneficiaries in Medicaid managed care organizations, effective as of March 23, 2010. In 2011, the PPACA also imposes a manufacturer’s fee on the sale of branded Pharmaceuticals (excluding orphan drugs) to specified government programs, expands the 340B drug discount program (excluding orphan drugs), and includes a 50% discount on brand name drugs for Medicare Part D participants in the coverage gap, or “doughnut hole”. We have determined that the manufacturing fee is immaterial relative to our anticipated 2011 operating income and cash flow. We have also estimated that our incremental cost associated with the Medicare Part D coverage gap will be approximately $8.4 million during 2011. Our evaluation of PPACA, as amended, will continue to enable us to determine not only the immediate effects on our business, but also the trends and changes that may be encouraged by the legislation that may potentially impact on our business over time.

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

Our actual results could differ materially from those results expressed in, or implied by, our expectations and assumptions described in this Quarterly Report on Form 10-Q. The risks described in this report, our Form 10-Q for the Quarter ended March 31, 2011, are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. Please also see our discussion of the “Risk Factors” as described in our Form 10-K for the year ended December 31, 2010 in Item 1A, which describe other important matters relating to our business.

Results of Operations

Three Months Ended March 31, 2011 and 2010

(in thousands, except per share data)	Three Months Ended March 31,
	2011	2010

Net product sales	$127,035	$90,647

Cost of sales (excluding amortization of product rights)	$18,869	$13,958

Operating income	$60,035	$38,454

Net income	$36,446	$21,282

Net income per share:

Basic	$0.47	$0.27

Diluted	$0.40	$0.26

The $60.0 million in operating income for the three month period ended March 31, 2011 increased $21.6 million as compared to the same period in 2010. This increase is primarily the result of increased net sales ($36.4 million) partly offset by increased cost of sales ($4.9 million) mainly related to increased Cinryze volume, increased selling, general and administrative expenses ($7.4 million) primarily related to compensation, marketing expenses and medical education expense attributable to our European expansion efforts and increased amortization of intangible assets ($1.3 million).

Revenues

Revenues consisted of the following:

(in thousands)	Three Months Ended March 31,
	2011	2010
Net product sales
Vancocin	$69,283	$55,753
Cinryze	56,589	34,894
Other	1,163	-

Total revenues	$127,035	$90,647

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

We sell Cinryze to specialty pharmacy/specialty distributors (SP/SD’s) who then distribute to physicians, hospitals and patients, among others. During 2010, we continued work to expand our manufacturing capacity to insure the availability of Cinryze to meet growing patient needs and believe our efforts will allow us to continue to meet this growing patient demand for the foreseeable future. In the second quarter of 2010, we introduced parallel chromatography produced Cinryze into the trade which increased our supply so that we were able to start new patients on Cinryze as needed without undue concern of any disruption of the availability of Cinryze to those already receiving it. In order to meet anticipated longer term demand, we submitted to the FDA a Prior Approval Supplement (PAS) in the second quarter of 2010. The PAS involves a larger scale manufacturing project to significantly increase the Cinryze production capabilities at Sanquin. In October 2010, the FDA issued a complete response letter regarding the Cinryze industrial scale manufacturing expansion activities. In the complete response letter the FDA has requested additional information related to observations from the pre-approval inspection and review of the technical processes. We anticipate filing a response to the complete response letter during 2011 and in parallel will continue advancing additional initiatives intended to increase our capacity.

During the three months ended March 31, 2011, net sales of Vancocin increased 24.3% compared to the same period in 2010 primarily due to the price increases during the second half of 2010 and the first quarter of 2011 along with higher sales volume. Also, during the quarter ended March 31, 2011 Vancocin net sales were reduced by approximately $2.1 million related to the Medicare Part D coverage gap discount enacted under the PPACA. We anticipate that this refund will reduce net sales by approximately $8.4 million during 2011. Based upon data reported by IMS Health Incorporated, prescriptions during the three months ended March 31, 2011 decreased from the same period in 2010 by 9.9% which we believe is due to a decrease in the severity of the disease state, improved aseptic technique and a suspected increase in compounding seen both in the hospital and long-term care marketplace. The units sold for the three months ended March 31, 2011 increased by approximately 4.6% compared to the same period in 2010. Our net sales of Cinryze during the three months ended March 31, 2011 increased 62.2% over the same period in the prior year due to the increase in the number of patients receiving commercial drug.

Vancocin product sales are driven by demand fluctuations in trade inventories which could be at different levels from period to period. Cinryze product sales are influenced by prescriptions and the rate at which new patients are placed on Cinryze. We receive inventory data from our three largest wholesalers through our fee for service agreements and our two SP/SD’s through service agreements. We do not independently verify this data. Based on this inventory data and our estimates, we believe that as of March 31, 2011, the wholesalers and SP/SD’s did not have excess channel inventory.

Cost of sales (excluding amortization of product rights)

Cost of sales increased over the same period in the prior year by $4.9 million due to the increased Cinryze volume, partly offset by the $1.5 million recorded in the first quarter of 2010 related to non-refundable start up costs paid to a new plasma supplier.

Vancocin and Cinryze cost of sales includes the cost of materials and distribution costs and excludes amortization of product rights. Since units are shipped based upon earliest expiration date, we would expect the cost of product sales of both Vancocin and Cinryze to fluctuate from quarter to quarter as we may experience fluctuations in quarterly manufacturing yields.

Research and development expenses

For each of our research and development programs, we incur both direct and indirect expenses. Direct expenses include third party costs related to these programs such as contract research, consulting, cost sharing payments or receipts and clinical and development costs. Indirect expenses include personnel, facility, stock compensation and other overhead costs. Due to advancements in our VP20621 clinical program, and our Cinryze life cycle management program as well as cost associated with our efforts to advance additional initiatives intended to increase our Cinryze capacity, we expect future costs in these programs to increase from historical levels.

Research and development expenses were divided between our research and development programs in the following manner:

(in thousands)	Three Months Ended March 31,
	2011	2010
Direct – Core programs
Non-toxigenic strains of C. difficle (VP20621)	$1,900	$2,234
Cinryze	2,221	1,778
Vancocin	2	297
Direct – Other assets
CMV	181	321
New Initiatives	481	32
Other assets	95	-
Indirect
Development	5,546	5,079

Total	$10,426	$9,741

Direct Expenses—Core Development Programs

The decrease in costs of VP20621 in the three months ended March 31, 2011 over the same period in 2010 relates to timing of costs associated with our Phase 1 clinical trial.

Our costs associated with our Cinryze program increased during the three months ended March 31, 2011, as we incurred costs related to the continuation of our Phase 4 clinical trial, development of our life cycle program and quality assurance efforts in conjunction with increasing our manufacturing capacity. In the same period in the prior year, we incurred costs related to the preparation of our Phase 4 clinical trial.

Direct Expenses—Other Assets

Our direct expenses related to our CMV program decreased in the three months ended March 31, 2011 as we wound down our stem cell and liver transplant studies during 2010. During 2011, we continue to evaluate any potential alternative development strategies for maribavir.

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

Selling, general and administrative expenses

Selling, general and administrative expenses (SG&A) increased $7.4 million for the three months ended March 31, 2011 as compared to the same period in 2010. To an extent the overall increase in SG&A is driven by our European commercialization efforts. Specifically, we incurred increased cost in the following areas; compensation expense ($2.5 million), marketing activities ($0.8 million), medical education activities ($0.6 million), legal costs ($0.4 million) and an increased level of HAE patient support costs ($1.6 million). Included in SG&A are legal and consulting costs incurred related to our opposition to the attempt by the OGD regarding the conditions that must be met in order for a generic drug application to request a waiver of in-vivo bioequivalence testing for copies of Vancocin, which were $1.5 million and $1.2 million for the three months ended March 31, 2011 and 2010, respectively. We anticipate that these additional legal and consulting costs will continue at the current level, or possibly higher, in future periods as we continue this opposition. We anticipate continued increased spending in selling, general and administrative expenses in future periods as we continue to implement additional commercial programs related to Cinryze and continue our European initiatives.

Intangible amortization and acquisition of technology rights

Intangible amortization for the three months ended March 31, 2011 and 2010 was $8.9 million and $7.6 million, respectively. The year over year increase is primarily due to the amortization of the Auralis intangible assets acquired in May of 2010.

On an ongoing periodic basis, we evaluate the useful life of our intangible assets and determine if any economic, governmental or regulatory event has modified their estimated useful lives. This evaluation did not result in a change in the life of the intangible assets during the quarter ended March 31, 2011. We will continue to monitor the actions of the FDA and OGD surrounding the bioequivalence recommendation for Vancocin and consider the effects of our opposition efforts, any announcements by generic competitors or other adverse events for additional impairment indicators. We will reevaluate the expected cash flows and fair value of our Vancocin-related assets, as well as estimated useful lives, at such time.

Other operating expenses

The re-measurement of the fair value of the contingent consideration given for the acquisition of Auralis resulted in a charge to income during the period ended March 31, 2011 of $0.5 million. There was no such charge during the first quarter of 2010.

Other Income (Expense)

Interest Income

Interest income for three months ended March 31, 2011 and 2010 was $204,000 and $31,000, respectively.

Interest Expense

	Three Months Ended March 31,
(in thousands)	2011	2010
Interest expense on 2% senior convertible notes	$1,025	$1,022
Amortization of debt discount	1,859	1,719
Amortization of finance costs	97	97

Total interest expense	$2,981	$2,838

Interest expense and amortization of finance costs during the three months end March 31, 2011 and 2010 relates entirely to the senior convertible notes issued on March 26, 2007.

Other income (expense), net

Our other income (expense), net is primarily due to our foreign exchange gains and losses as well as the rental income attributable to our previous corporate headquarters.

Income Tax Expense

Our income tax expense was $24.0 million and $13.8 million for the three months ended March 31, 2011 and 2010, respectively. The effective tax rate in the first quarter of 2011 was 39.7% compared to 39.4% in the first quarter of 2010. The effective tax rate in both the first quarter of 2011 and 2010 exceeded the federal statutory tax rate due to state income taxes and certain share-based compensation that is not tax deductible.

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

The cash flows we have used in operations historically have been applied to research and development activities, marketing and commercial efforts, business development activities, general and administrative expenses, debt service, and income tax payments. Bringing drugs from the preclinical research and development stage through phase 1, phase 2, and phase 3 clinical trials and FDA and/or EMA or regulatory approval is a time consuming and expensive process. Because we have product candidates that are currently in the clinical stage of development, there are a variety of events that could occur during the development process that will dictate the course we must take with our drug development efforts and the cost of these efforts. As a result, we cannot reasonably estimate the costs that we will incur through the commercialization of any product candidate. However, our future costs may exceed current costs as we anticipate we will continue to invest in our pipeline on our initiative to develop VP20621 (non-toxigenic strains of C. difficile), our phase 4 program for Cinryze, any additional studies to identify further therapeutic uses and expand the labeled indication for Cinryze to potentially include other C1 mediated diseases as well as new modes of administration for Cinryze. Also, we will incur additional costs as we intend to seek to commercialize Cinryze in Europe in countries where we have distribution rights and certain other countries beginning in 2011 as well as conduct studies to identify additional C1 mediated diseases, such as AMR and DGF, which may be of interest for further clinical development, and to evaluate new forms of administration for Cinryze. The most significant of our near-term operating development cash outflows are as described under “Development Programs” as set forth below.

We are required to pay contingent consideration to Lev shareholders upon achievement of a commercial milestone related to Cinryze sales, additional consideration to Lilly based on the net sales of Vancocin and additional consideration to Auralis shareholders upon achievement of a regulatory milestone. Additionally, our operating expenses will not decrease significantly if there is the introduction of a generic Vancocin.

In March 2010, President Obama signed into law the Patient Protection and Affordable Care Act (PPACA). The PPACA, as amended, will likely increase certain of our costs as well. For example, an increase in the Medicaid rebate rate from 15.1% to 23.1% was effective as of January 1, 2010, and the volume of rebated drugs has been expanded to include beneficiaries in Medicaid managed care organizations, effective as of March 23, 2010. In 2011, the PPACA also imposes a manufacturer’s fee on the sale of branded Pharmaceuticals (excluding orphan drugs) to specified government programs, expands the 340B drug discount program (excluding orphan drugs), and includes a 50% discount on brand name drugs for Medicare Part D participants in the coverage gap, or “donut hole”. We have determined that the manufacturing fee is immaterial relative to our anticipated 2011 operating income and cash flow. We have also estimated that our incremental cost associated with the Medicare Part D coverage gap will be approximately $8.4 million during 2011. Our evaluation of PPACA, as amended, will continue to enable us to determine not only the immediate effects on our business, but also the trends and changes that may be encouraged by the legislation that may potentially impact on our business over time.

While we anticipate that cash flows from Cinryze and Vancocin, as well as our current cash, cash equivalents and short-term investments, should allow us to fund our ongoing development and operating costs, as well as the interest payments on our senior convertible notes, we may need additional financing in order to expand our product portfolio. At March 31, 2011, we had cash, cash equivalents and short-term investments of $495.0 million. Short-term investments consist of high quality fixed income securities with remaining maturities of greater than three months at the date of purchase and high quality debt securities or obligation of departments or agencies of the United States. At March 31, 2011, the annualized weighted average nominal interest rate on our short-term investments was 0.3% and the weighted average length to maturity was 8.7 months.

From time to time, we may seek approval from our board of directors to evaluate additional opportunities to repurchase our common stock or convertible notes, including through open market purchases or individually negotiated transactions.

Overall Cash Flows

During the three months ended March 31, 2011, we generated $39.1 million of net cash from operating activities, primarily from our net income after adjustments for non-cash items. We used $27.2 million of cash from investing activities mainly in the purchase of short-term investments, net of investment maturities. Our net cash used in financing activities for the three months ended March 31, 2011 was $47.6 million which relates to the common stock repurchase arrangement entered into during the quarter under our share repurchase program net of proceeds from stock option exercises. During the quarter ended March 31, 2010, we generated $38.3 million of net cash from operating activities, primarily from our net income plus non-cash items and the change in accounts payable. We used $17.7 million of cash from investing activities to purchase our short-term investments and our net cash provided by financing activities for the quarter ended March 31, 2010 was $2.3 million and relates to stock option exercises.

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

Core Development Programs

Cinryze—We acquired Cinryze in October 2008 and through March 31, 2011 have spent approximately $21.6 million in direct research and development costs related to Cinryze since acquisition. During the remainder of 2011, we continue to expect research and development costs related to Cinryze to increase as we complete our Phase 4 commitment and initiate our Phase 2 study to evaluate Cinryze for treatment of acute HAE in children. Additionally, we will incur costs related to evaluating additional indications, formulations and territories as we develop our life cycle program related to Cinryze such as our efforts on sub-subcutaneous, AMR and DGF. We are solely responsible for the costs of Cinryze development.

VP20621—We acquired VP20621 in February 2006 and through March 31, 2011 have spent approximately $25.8 million in direct research and development costs. For the remainder of 2011, we expect our research and development activities related to VP20621 to increase as we continue our development program. We are solely responsible for the costs of VP20621 development.

Vancocin—We acquired Vancocin in November 2004 and through March 31, 2011 have spent approximately $2.8 million in direct research and development costs related to Vancocin activities since acquisition.

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

Business development activities

On May 28, 2010 we acquired a 100% ownership interest in Auralis Limited, a UK based specialty pharmaceutical company for approximately $14.5 million in upfront consideration for the acquisition of the company and its existing pharmaceutical licenses and products. We have also agreed to pay an additional payment of £10 million Pounds Sterling (approximately $16.0 million based on the March 31, 2011 exchange rate) upon the first regulatory approval of BUCCOLAM.

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

Share Repurchase Program

On March 9, 2011 our Board of Directors authorized the use of up to $150.0 million to repurchase shares of our common stock and/or our 2% Senior Convertible Notes due 2017. Purchases may be made by means of open market transactions, block transactions, privately negotiated purchase transactions or other techniques from time to time. The sources of cash for this repurchase program are expected to be a combination of our available liquid assets and/or our anticipated cash flows from operations, and we anticipate executing under this authorization from time to time until fully utilized.

On March 14, 2011 we entered into an accelerated share repurchase (ASR) agreement with a large financial institution to repurchase $50.0 million of our common stock on an accelerated basis. We paid $50.0 million to the financial institution and received an initial delivery of 2.4 million shares of our common stock. The total number of shares to be delivered generally will be determined by applying an agreed discount to the average of the daily volume weighted average price of our common shares traded during the pricing period. The pricing period is scheduled to end June 15, 2011, but it may conclude sooner at the election of the financial institution. If the total number of shares to be delivered exceeds the number of shares initially delivered, we will receive the remaining balance of shares from the financial institution. Based on the current trading prices of our common stock, we expect to receive additional shares. If the total number of shares to be delivered is less than the number of shares initially delivered, we have the contractual right to deliver to the financial institution either shares of our common stock or cash equal to the value of those shares.

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

As of March 31, 2011, the Company has accrued $0.2 million in interest payable to holders of the senior convertible notes. Debt issuance costs of $4.8 million have been capitalized and are being amortized over the term of the senior convertible notes, with the balance to be amortized as of March 31, 2011 being $2.3 million.

The senior convertible notes are convertible into shares of our common stock at an initial conversion price of $18.87 per share. The senior convertible notes may only be converted: (i) anytime after December 15, 2016; (ii) during the five business-day period after any five consecutive trading day period (the “measurement period”) in which the price per note for each trading day of that measurement period was less than 98% of the product of the last reported sale price of our common stock and the conversion rate on each such day; (iii) during any calendar quarter (and only during such quarter) after the calendar quarter ending June 30, 2007, if the last reported sale price of our common stock for 20 or more trading days in a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter exceeds 130% of the applicable conversion price in effect on the last trading day of the immediately preceding calendar quarter; or (iv) upon the occurrence of specified corporate events. Upon conversion, holders of the senior convertible notes will receive shares of common stock, subject to ViroPharma’s option to irrevocably elect to settle all future conversions in cash up to the principal amount of the senior convertible notes, and shares for any excess. We can irrevocably elect this option at any time on or prior to the 35th scheduled trading day prior to the maturity date of the senior convertible notes. The senior convertible notes may be required to be repaid on the occurrence of certain fundamental changes, as defined in the senior convertible notes. As of March 31, 2011, the fair value of the principal of the $205.0 million convertible senior notes outstanding was approximately $259.9 million, based on the level 2 valuation hierarchy of the fair value measurements standard. The carrying value of the debt at March 31, 2011 is $147.6 million.

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

Capital Resources

While we anticipate that cash flows from Cinryze and Vancocin, as well as our current cash, cash equivalents and short-term investments, should allow us to fund our ongoing development and operating costs, as well as the interest payments on our senior convertible notes, we may need additional financing in order to expand our product portfolio. At March 31, 2011, we had cash, cash equivalents and short-term investments of $495.0 million. Our investments consist of high quality fixed income securities and high quality debt securities or obligation of departments or agencies of the United States. We generally invest in financial instruments with maturities of less than one year. At March 31, 2011, the annualized weighted average nominal interest rate on our investment portfolio was 0.3% and the weighted average length to maturity was 8.7 months.

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

We may seek additional authorization from our board of directors to evaluate additional opportunities to repurchase our common stock or convertible notes, including through open market purchases or individually negotiated transactions.

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

Chargebacks and rebates are the most subjective sales related accruals. While we currently have no contracts with private third party payors, such as HMO’s, we do have contractual arrangements with governmental agencies, including Medicaid. We establish accruals for chargebacks and rebates related to these contracts in the period in which we record the sale as revenue. These accruals are based upon historical experience of government agencies’ market share, governmental contractual prices, our current pricing and then-current laws, regulations and interpretations. We analyze the accrual at least quarterly and adjust the balance as needed. These analyses have been adjusted to reflect the U.S. healthcare reform acts and their affect on governmental contractual prices and rebates. We believe that a 10% change in our estimate of the actual rate of sales subject to governmental rebates would affect our operating income and accruals by approximately $1.5 million in the period of correction, which we believe is immaterial.

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

Under the PPACA we are required to fund 50% of the Medicare Part D insurance coverage gap for prescription drugs sold to eligible patients staring on January 1, 2011. For Vancocin sales subject to this discount we recognize this cost using an effective rebate percentage for all sales to Medicare patients throughout the year. For applicable Cinryze sales we recognize this cost at the time of sale for product expected to be purchased by a Medicare Part D insured patient when we estimate they are within the coverage gap.

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

•

Impairment of Goodwill and Indefinite-lived Intangible Assets – We review the carrying value of goodwill and indefinite-lived intangible assets, to determine whether impairment may exist. The goodwill impairment test consists of two steps. The first step compares a reporting unit’s fair value to its carrying amount to identify potential goodwill impairment. If the carrying amount of a reporting unit exceeds the reporting unit’s fair value, the second step of the impairment test must be completed to measure the amount of the reporting unit’s goodwill impairment loss, if any. Step two requires an assignment of the reporting unit’s fair value to the reporting unit’s assets and liabilities to determine the implied fair value of the reporting unit’s goodwill. The implied fair value of the reporting unit’s goodwill is then compared with the carrying amount of the reporting unit’s goodwill to determine the goodwill impairment loss to be recognized, if any. The impairment test for indefinite-lived intangible assets is a one-step test, which compares the fair value of the intangible asset to its carrying value. If the carrying value exceeds its fair value, an impairment loss is recognized in an amount equal to the excess. Based on accounting standards, it is required that these assets be assessed annually for impairment unless a triggering event occurs between annual assessments which would then require an assessment in the period which a triggering event occurred.

•

Share-Based Payments - We record the estimated grant date fair value of awards granted as stock-based compensation expense in our consolidated statements of operations over the requisite service period, which is generally the vesting period.

•

Income Taxes—Our annual effective tax rate is based on projected pre-tax earnings, enacted statutory tax rates, limitations on the use of tax credits and net operating loss carryforwards, evaluation of qualified expenses related to the orphan drug credit and tax planning opportunities available in the jurisdictions in which we operate. Significant judgment is required in determining our annual effective tax rate.

We calculate our quarterly effective tax rate based on projected income, permanent differences and credits by jurisdiction, enacted statutory tax rates, and other items. Discrete tax impacts are recorded in the quarter in which they occur.

On a periodic basis, we evaluate the realizability of our deferred tax assets and will adjust such amounts in light of changing facts and circumstances, including but not limited to projections of future taxable income, the reversal of deferred tax liabilities, tax legislation, rulings by relevant tax authorities, tax planning strategies and the progress of ongoing tax examinations. As part of this evaluation, we consider whether it is more likely than not that all or some portion of the deferred tax asset will not be realized. The ultimate realization of a deferred tax asset is dependent upon the generation of future taxable income during the period in which the related temporary difference becomes deductible or the NOL and credit carryforwards can be utilized. With respect to the reversal of valuation allowances, we consider the level of past and future taxable income, the existence and nature of reversing deferred tax liabilities, the utilization of carryforwards and other factors. Revisions to the estimated net realizable value of the deferred tax asset could cause our provision for income taxes to vary significantly from period to period.

We recognize the benefit of tax positions that we have taken or expect to take on the income tax returns we file if such tax position is more likely than not of being sustained. Settlement of filing positions that may be challenged by tax authorities could impact our income tax expense in the year of resolution.

•

Acquisition Accounting — The application of the purchase accounting requires certain estimates and assumptions especially concerning the determination of the fair values of the acquired intangible assets and property, plant and equipment as well as the liabilities assumed at the date of the acquisition. Moreover, the useful lives of the acquired intangible assets, property, plant and equipment have to be determined.

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

Recently Issued Accounting Pronouncements

In September 2009, the FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. This ASU amends certain disclosure requirements of Topic 820 to provide for additional disclosures for transfers in and out of Levels 1 and 2 and for activity in Level 3. The ASU also clarifies certain other disclosure requirements including level of disaggregation and disclosures around inputs and valuation techniques. We adopted this ASU on January 1, 2010. The new disclosures about the purchases, sales, issuances and settlements in the roll forward activity for Level 3 fair value measurements are effective for fiscal years beginning after December 15, 2010 and we adopted this provision on January 1, 2011.

In October 2009, the FASB issued ASU No. 2009-13, Multiple-Deliverable Revenue Arrangements, or ASU 2009-13, formerly EITF Issue No. 08-1. ASU 2009-13, amends existing revenue recognition accounting pronouncements that are currently within the scope of FASB ASC Topic 605 and provides accounting principles and application guidance on how the arrangement should be separated, and the consideration allocated. This guidance changes how to determine the fair value of undelivered products and services for separate revenue recognition. Allocation of consideration is now based on management’s estimate of the selling price for an undelivered item where there is no other means to determine the fair value of that undelivered item. This new approach is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. We adopted this ASU January 1, 2011. The adoption of the provisions of this guidance did not have a material impact on our results of operations, cash flows, and financial position.

In March 2010, the FASB ratified EITF Issue No. 08-9, Milestone Method of Revenue Recognition and as a result of this ratification the FASB issued ASU 2010-17 in April 2010, which states that the milestone method is a valid application of the proportional performance model for revenue recognition if the milestones are substantive and there is substantive uncertainty about whether the milestones will be achieved. The Task Force agreed that whether a milestone is substantive is a judgment that should be made at the inception of the arrangement. To meet the definition of a substantive milestone, the consideration earned by achieving the milestone (1) would have to be commensurate with either the level of effort required to achieve the milestone or the enhancement in the value of the item delivered, (2) would have to relate solely to past performance, and (3) should be reasonable relative to all deliverables and payment terms in the arrangement. No bifurcation of an individual milestone is allowed and there can be more than one milestone in an arrangement. The new guidance is effective for interim and annual periods beginning on or after June 15, 2010. We adopted this ASU January 1, 2011. The adoption of this guidance did not have a material impact on our results of operations, cash flows, and financial position.

In December 2010, the FASB issued ASU 2010-27, Fees Paid to the Federal Government by Pharmaceutical Manufactures (EITF Issue 10-D; ASC 720), which addresses how pharmaceutical manufacturers should recognize and classify in the income statements fees mandated by the patient protection and Affordable Care Act as amended by the Health Care Education Reconciliation Act. The ASU specifies that the liability for the fee be estimated and recorded in full upon the first qualifying sale with a corresponding deferred cost that is amortized to operating expense using a straight-line method of allocation unless another method better allocates the fee over the calendar year. The new guidance is effective for calendar years beginning after December 31, 2010. We adopted this ASU January 1, 2011. The adoption of this guidance does not have a material impact on our results of operations, cash flows, and financial position.

Contractual Obligations

We have committed to purchase a minimum number of liters of plasma per year through 2015 from our supplier. Additionally, we are required to purchase a minimum number of units from our third party toll manufacturer. The total minimum purchase commitments for these continuing arrangements as of March 31, 2011 are approximately $349.3 million.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

Our holdings of financial instruments are primarily comprised of money market funds holding only U.S. government securities and fixed income securities, including a mix of corporate debt and government securities. All such instruments are classified as securities available for sale. Our debt security portfolio represents funds held temporarily pending use in our business and operations. We manage these funds accordingly. Our primary investment objective is the preservation of principal, while at the same time optimizing the generation of investment income. We seek reasonable assuredness of the safety of principal and market liquidity by investing in cash equivalents (such as Treasury bills and money market funds) and fixed income securities (such as U.S. government and agency securities, municipal securities, taxable municipals, and corporate notes) while at the same time seeking to achieve a favorable rate of return. Our market risk exposure consists principally of exposure to changes in interest rates. Our holdings are also exposed to the risks of changes in the credit quality of issuers. We generally invest in financial instruments with maturities of less than one year. The carrying amount, which approximates fair value based on the level 1 valuation hierarchy of the fair value measurement standard, and the annualized weighted average nominal interest rate of our investment portfolio at March 31, 2011, was approximately $103.6 million and 0.3%, respectively. The weighted average length to maturity was 8.7 months. A one percent change in the interest rate would have resulted in a $0.3 million impact to interest income for the quarter ended March 31, 2011.

At March 31, 2011, we had principal outstanding of $205.0 million of our senior convertible notes. The senior convertible notes bear interest at a rate of 2% per annum, payable semi-annually in arrears on March 15 and September 15 of each year commencing on September 15, 2007. The senior convertible notes are convertible into shares of our common stock at an initial conversion price of $18.87 per share. The senior convertible notes may only be converted: (i) anytime after December 15, 2016; (ii) during the five business-day period after any five consecutive trading day period (the “measurement period”) in which the price per note for each trading day of that measurement period was less than 98% of the product of the last reported sale price of our common stock and the conversion rate on each such day; (iii) during any calendar quarter (and only during such quarter) after the calendar quarter ending June 30, 2007, if the last reported sale price of our common stock for 20 or more trading days in a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter exceeds 130% of the applicable conversion price in effect on the last trading day of the immediately preceding calendar quarter; or (iv) upon the occurrence of specified corporate events. Upon conversion, holders of the senior convertible notes will receive shares of common stock, subject to our option to irrevocably elect to settle all future conversions in cash up to the principal amount of the senior convertible notes, and shares for any excess. We can irrevocably elect this option at any time on or prior to the 35th scheduled trading day prior to the maturity date of the senior convertible notes. The senior convertible notes may be required to be repaid on the occurrence of certain fundamental changes, as defined in the senior convertible notes. As of March 31, 2011, the fair value of the principal of the $205.0 million convertible senior notes outstanding was approximately $259.9 million, based on the level 2 valuation hierarchy of the fair value measurements standard. The carrying value of the debt at March 31, 2011 is $147.6 million.

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

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer, or CEO, and our Chief Financial Officer, or CFO, of the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of March 31, 2011. Based on that evaluation, our management, including our CEO and CFO, concluded that as of March 31, 2011 our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to the Company’s management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the first quarter of 2011 there were no significant changes in our internal control over financial reporting identified in connection with the evaluation of such controls that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

On April 15, 2011, the United States District Court for the District of Columbia (the “Court”) granted a motion to dismiss an action brought by ViroPharma Incorporated (the “Company”) for declaratory relief (the “Complaint”) against the Food and Drug Administration, Margaret A. Hamburg, M.D., in her official capacity as Commissioner of Food and Drug Administration, the United States Department of Health and Human Services (“HHS”), and Kathleen Sebelius, in her official capacity as Secretary of HHS, (collectively “FDA”). Pursuant to the Complaint, ViroPharma sought review under the Administrative Procedure Act (“APA”) of the FDA’s decision to change its regulations to abandon its longstanding rule that applicants for an Abbreviated New Drug Application (“ANDA”) seeking a waiver of a demonstration of bioequivalence by in vivo evidence must satisfy one of the enumerated waiver criteria set forth in 21 C.F.R. § 320.22. ViroPharma had requested that the Court determine that (i) the plain reading of FDA’s regulations requires an ANDA applicant seeking a waiver of the in vivo bioequivalence testing requirement to first meet one of the criteria set forth in 21 C.F.R. § 320.22 and (ii) FDA’s amendment of its regulations governing waiver of submission of in vivo bioequivalence evidence, without engaging in notice-and-comment rulemaking, violates 5 U.S.C. § 553 of the APA and was therefore invalid. The Court did not address these arguments but instead granted the motion to dismiss brought by the defendants on a basis of a lack of standing. ViroPharma is considering its alternatives following this decision.

From time to time we are a party to litigation in the ordinary course of our business. We do not believe these matters, even if adversely adjudicated or settled, would have a material adverse effect on our financial condition, results of operations or cash flows.

ITEM 1A.	Risk Factors

We are providing the following information regarding changes that have occurred to previously disclosed risk factors from our Annual Report on Form 10-K for the year ended December 31, 2010. In addition to the other information set forth below and elsewhere in this report, you should carefully consider the factors discussed under the heading “Risk Factors” in our Form 10-K for the year ended December 31, 2010. The risks described in our Quarterly Report on Form 10-Q are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

If we are delayed in our ability to commercialize BUCCOLAM in Europe or are significantly limited in doing so, our business will be materially harmed.

We are in the process of seeking regulatory approval for BUCCOLAM in Europe and anticipate that our Pediatric Use Marketing Authorization (PUMA) could be approved by the EC in 2011. Our ability to commercialize BUCCOLAM may be delayed, impaired or prevented in the event the EMA or EC view the data regarding the use of BUCCOLAM for treatment of epilepsy we have submitted in the PUMA as insufficient or inconclusive, request additional data, require additional clinical studies, delay any decision past the time frames anticipated by us, limit any approved indications or deny approval of BUCCOLAM. The commercial success of BUCCOLAM will depend on several factors, including the following:

•	our ability to receive regulatory approvals to market BUCCOLAM in Europe for the scope and in the timeframes we anticipate;

•	the number of pediatric patients with epilepsy that may be treated with BUCCOLAM;

•	acceptance by physicians and patients of BUCCOLAM as a safe and effective treatment;

•	our ability to effectively market and distribute BUCCOLAM in Europe;

•	cost effectiveness of treatment of epilepsy using BUCCOLAM;

•	relative convenience and ease of administration of BUCCOLAM;

•	potential advantages of BUCCOLAM over alternative treatments;

•	the timing of the approval of competitive products for the treatment of epilepsy in pediatric patients;

•	The timing and levels of pricing approvals that are separately required in each country in Europe; and

•

manufacturing or supply interruptions which could impair our ability to acquire an adequate supply of BUCCOLAM to meet demand for the product including, without limitation, sufficient supply and reasonable pricing of raw materials necessary to manufacture BUCCOLAM.

If we are not able to continue to successfully commercialize BUCCOLAM in Europe, or are significantly delayed or limited in doing so, we could fail to achieve our estimates for peak year sales for BUCCOLAM and our financial condition, results of operations and liquidity could be materially adversely impacted.

We do not have patent protection for the composition of Cinryze or BUCCOLAM and we rely on regulatory exclusivity.

The Orphan Drug Act was created to encourage companies to develop therapies for rare diseases by providing incentives for drug development and commercialization. One of the incentives provided by the act is seven years of market exclusivity for the first product in a class licensed for the treatment of a rare disease. HAE is considered to be a rare disease under the Orphan Drug Act, and companies may obtain orphan drug status for therapies that are developed for this indication. The FDA granted Cinryze seven years of marketing exclusivity to Cinryze C1 inhibitor (human) for routine prophylaxis of HAE pursuant to the Orphan Drug Act. The FDA has granted marketing approval of CSL Behring’s product, Berinert® C1-Esterase Inhibitor, Human, for the treatment of acute abdominal or facial attacks of hereditary angioedema and Berinert has received exclusivity pursuant to the Orphan Drug Act. In addition, in the first quarter of 2011, we withdrew our orphan designation in Europe and no longer maintain regulatory exclusivity for Cinryze in Europe.

While the marketing exclusivity of an orphan drug would prevent other sponsors from obtaining approval of the same drug compound for the same indication unless the subsequent sponsors could demonstrate clinical superiority or a market shortage occurs, it would not prevent other sponsors from obtaining approval of the same compound for other indications or the use of other types of drugs for the same use as the orphan drug. In the event we are unable to fill demand for Cinryze, it is possible that the FDA may view such unmet demand as a market shortage which could impact the market exclusivity provided by the Orphan Drug Act. Additionally, the United States Congress has considered, and may consider in the future, legislation that would restrict the duration or scope of the market exclusivity of an orphan drug and, thus, we cannot be sure that the benefits to us of the existing statute will remain in effect. We cannot predict when generic competition for Cinryze may arise, if at all, in Europe.

We are seeking a pediatric-use marketing authorization (PUMA) for Buccolam in Europe. The PUMA is a new type of marketing authorization which may be requested for a medicine which is already authorized, but no longer covered by intellectual property rights, and which will be exclusively developed for use in children. A PUMA will benefit from 10 years of market protection as a reward for the development in children. As a PUMA has not yet been granted, the EMA and EC may interpret the legislation in ways which restrict the duration or scope of the market exclusivity of a PUMA and, thus, we cannot be sure that the benefits to us of the existing statute will remain in effect.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Below is a summary of stock repurchases for the first quarter ended March 31, 2011.

Month	Total Number of Shares Purchased(1)	Average Price Paid per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs (in thousands)
March 1 – March 31	2,419,355	$--	2,419,355	$100,000,000

Total	2,419,355	$--	2,419,355

(1)	In March 2011, our Board of Directors authorized up to $150.0 million in funds for repurchases of ViroPharma Incorporated’s outstanding shares of common stock and 2% senior convertible notes due 2017. The $150.0 million authorization excludes fees and expenses and authorizes management to repurchase shares opportunistically in the open market, in block transactions, in private transactions or other techniques from time to time, depending on market conditions. All shares repurchased in the first quarter of 2011 were purchased pursuant to an accelerated share repurchase agreement that we entered into on March 14, 2011 with a large financial institution, pursuant to which we paid $50.0 million to the financial institution and received an initial delivery of 2.4 million shares of our common stock, representing approximately 90% of the shares that could have been purchased, based on the closing price of our common stock on March 14, 2011. The total number of shares to be delivered generally will be determined by applying an agreed discount to the average of the daily volume weighted average price of shares of our common stock traded during the pricing period. The pricing period is scheduled to end June 15, 2011, but it may conclude sooner at the election of the financial institution. If the total number of shares to be delivered exceeds the number of shares initially delivered, we will receive the remaining balance of shares from the financial institution. If the total number of shares to be delivered is less than the number of shares initially delivered, we have the contractual right to deliver to the financial institution either shares of our common stock or cash equal to the value of those shares.

(2)	The Average Price Paid per Share is based on the price paid per share in the open market. The average price will be determined at the completion of the accelerated share repurchase agreement based on the volume weighted-average-price of our stock during the term of the agreement.

During the period covered by this report, we did not sell any of our equity shares that were not registered under the Securities Act of 1933, as amended.

ITEM 6. Exhibits

List of Exhibits:

10.1	Form of Performance Stock Unit (Incorporated by reference to the Current Report on Form 8-K filed on January 7, 2011).

10.2	Form of Amended and Restated Change of Control Agreement (Incorporated by reference to the Current Report on Form 8-K filed on January 7, 2011).

31.1*	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial information from this Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2011, formatted in XBRL (Extensible Business Reporting Language) and furnished electronically herewith: (i) the Condensed Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Stockholders’ Equity; (iv) the Consolidated Statements of Cash Flows; and, (v) the Notes to the Consolidated Financial Statements, tagged as blocks of text.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VIROPHARMA INCORPORATED

Date: April 28, 2011	By:	/s/ Vincent J. Milano
Vincent J. Milano President and Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Charles A. Rowland, Jr.
Charles A. Rowland, Jr. Vice President, Chief Financial Officer (Principal Financial Officer)

	By:	/s/ Richard S. Morris
Richard S. Morris Vice President, Chief Accounting Officer (Principal Accounting Officer)