Form 10-Q
period 2011-06-30
VIROPHARMA INC
filed 2011-07-28
CIK 946840

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

or

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

Number of shares outstanding of the issuer’s Common Stock, par value $.002 per share, as of July 18, 2011: 75,944,185 shares.

VIROPHARMA INCORPORATED

ViroPharma Incorporated

Condensed Consolidated Balance Sheets

(unaudited)

(in thousands, except share and per share data)	June 30, 2011	December 31, 2010
Assets
Current assets:
Cash and cash equivalents	$390,395	$426,732
Short-term investments	127,845	78,439
Accounts receivable, net	68,676	43,879
Inventory	61,283	54,388
Prepaid expenses and other current assets	7,998	13,959
Prepaid income taxes	8,691	2,000
Deferred income taxes	11,285	13,744

Total current assets	676,173	633,141
Intangible assets, net	611,476	619,712
Property, equipment and building improvements, net	12,998	11,468
Goodwill	6,448	6,228
Debt issue costs, net	2,203	2,397
Deferred income taxes	8,284	4,252
Other assets	11,199	10,376

Total assets	$1,328,781	$1,287,574

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$13,521	$10,215
Contingent consideration	13,853	10,973
Accrued expenses and other current liabilities	62,703	48,990
Income taxes payable	798	1,944

Total current liabilities	90,875	72,122
Other non-current liabilities	2,198	2,463
Deferred tax liability	173,567	176,111
Long-term debt	149,523	145,743

Total liabilities	416,163	396,439

Stockholders’ equity:
Preferred stock, par value $0.001 per share. 5,000,000 shares authorized; Series A convertible participating preferred stock; no shares issued and outstanding	—	—

Common stock, par value $0.002 per share. 175,000,000 shares authorized; issued and outstanding 75,893,066 shares at June 30, 2011 and 78,141,491 shares at December 31, 2010	157	156

Treasury shares, at cost. 2,668,744 shares at June 30, 2011 and 0 shares at December 31, 2010	(50,000)	—

Additional paid-in capital	728,616	717,375
Accumulated other comprehensive income (loss)	741	(258)
Retained earnings	233,104	173,862

Total stockholders’ equity	912,618	891,135

Total liabilities and stockholders’ equity	$1,328,781	$1,287,574

See accompanying notes to unaudited consolidated financial statements.

ViroPharma Incorporated

Consolidated Statements of Operations

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2011	2010	2011	2010
Revenues:

Net product sales	$128,808	$108,961	$255,843	$199,609

Costs and Expenses:
Cost of sales (excluding amortization of product rights)	21,309	13,641	40,179	27,598
Research and development	20,417	9,224	30,843	18,965
Selling, general and administrative	32,090	25,419	60,376	46,339
Intangible amortization	7,156	7,620	16,053	15,195
Other operating expenses	5,528	—	6,026	—

Total costs and expenses	86,500	55,904	153,477	108,097

Operating income	42,308	53,057	102,366	91,512

Other Income (Expense):

Interest income	189	87	394	118
Interest expense	(3,066)	(2,902)	(6,023)	(5,741)
Other income (expense), net	259	(3,281)	3,353	(3,804)

Income before income tax expense	39,690	46,961	100,090	82,085

Income tax expense	16,894	18,440	40,848	32,283

Net income	$22,796	$28,521	$59,242	$49,802

Net income per share:
Basic	$0.30	$0.37	$0.77	$0.64
Diluted	$0.28	$0.34	$0.70	$0.59

Shares used in computing net income per share:
Basic	76,000	77,825	76,919	77,666
Diluted	89,459	90,002	90,240	89,830

See accompanying notes to unaudited consolidated financial statements.

ViroPharma Incorporated

Consolidated Statements of Stockholders’ Equity

(unaudited)

(in thousands)	Preferred Stock		Common Stock		Treasury Shares		Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained Earnings	Total stockholders’ equity
	Number of shares	Amount	Number of shares	Amount	Number of shares	Amount
Balance, December 31, 2010	—	$—	78,141	$156	—	$—	$717,375	$(258)	$173,862	$891,135
Exercise of common stock options	—	—	399	1	—	—	2,857	—	—	2,858
Employee stock purchase plan	—	—	21	—	—	—	194	—	—	194
Share-based compensation	—	—	—	—	—	—	7,163	—	—	7,163
Unrealized gains on available for sale securities, net	—	—	—	—	—	—	—	48	—	48
Cumulative translation adjustment, net	—	—	—	—	—	—	—	951	—	951
Repurchase of shares	—	—	(2,668)	—	2,668	(50,000)	—	—	—	(50,000)
Stock option tax benefits	—	—	—	—	—	—	1,027	—	—	1,027
Net income	—	—	—	—	—	—	—	—	59,242	59,242

Balance, June 30, 2011	—	$—	75,893	$157	2,668	$(50,000)	$728,616	$741	$233,104	$912,618

See accompanying notes to unaudited consolidated financial statements.

ViroPharma Incorporated

Consolidated Statements of Cash Flows

(unaudited)

	Six Months Ended June 30,
(in thousands)	2011	2010
Cash flows from operating activities:
Net income	$59,242	$49,802
Adjustments to reconcile net income to net cash provided by operating activities:
Non-cash share-based compensation expense	7,163	5,408
Non-cash interest expense	3,974	3,688
Non-cash charge for contingent consideration	2,524	—
Deferred tax provision	(3,898)	10,638
Depreciation and amortization expense	17,208	16,126
Other, net	569	3,464
Changes in assets and liabilities:
Accounts receivable	(24,383)	(6,947)
Inventory	(4,916)	2,097
Prepaid expenses and other current assets	3,185	(414)
Prepaid income taxes and taxes payable	(7,844)	2,763
Other assets	(240)	(2,774)
Accounts payable	2,646	4,723
Accrued expenses and other current liabilities	13,501	3,890
Other non-current liabilities	(265)	(222)

Net cash provided by operating activities	68,466	92,242

Cash flows from investing activities:
Purchase of Auralis, net of cash acquired	—	(13,152)
Purchase of Vancocin assets	(7,000)	(3,764)
Purchase of property, equipment and building improvements	(2,646)	(1,246)
Purchase of short-term investments	(94,975)	(53,659)
Maturities of short-term investments	45,058	—

Net cash used in investing activities	(59,563)	(71,821)

Cash flows from financing activities:
Payment for treasury shares acquired	(50,000)	—
Repayment of debt	—	(1,575)
Net proceeds from issuance of common stock	3,051	1,458
Excess tax benefits from share-based payment arrangements	1,027	1,237

Net cash (used in) provided by financing activities	(45,922)	1,120

Effect of exchange rate changes on cash	682	(755)

Net (decrease) increase in cash and cash equivalents	(36,337)	20,786

Cash and cash equivalents at beginning of period	426,732	331,672

Cash and cash equivalents at end of period	$390,395	$352,458

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

We market and sell Cinryze in the United States for routine prophylaxis against angioedema attacks in adolescent and adult patients with hereditary angioedema (HAE). Cinryze is a C1 esterase inhibitor therapy for routine prophylaxis against HAE, also known as C1 inhibitor (C1-INH) deficiency, a rare, severely debilitating, life-threatening genetic disorder. Cinryze was acquired in October 2008 and, in January 2010, we acquired expanded rights to commercialize Cinryze and future C1-INH derived products in certain European countries and other territories throughout the world as well as rights to develop future C1-INH derived products for additional indications. In June 2011, the European Commission granted us Centralized Marketing Authorization for Cinryze® in adults and adolescents with HAE for routine prevention, pre-procedure prevention and acute treatment of angioedema attacks. The approval also includes a self administration option for appropriately trained patients. We have begun to commercialize Cinryze in Europe and continue to evaluate our commercialization plans in countries where we have distribution rights.

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

We are currently undertaking studies on the viability of subcutaneous administration of Cinryze. We intend to conduct ViroPharma sponsored studies and investigator-initiated studies (IIS) to identify further therapeutic uses and potentially expand the labeled indication for Cinryze to include other C1 mediated diseases, such as Antibody-Mediated Rejection (AMR) and Delayed Graft Function (DGF). Additionally, in May 2011, Halozyme Therapeutics (Halozyme) granted us an exclusive worldwide license to use Halozyme’s proprietary Enhanze™ technology, a proprietary drug delivery platform using Halozyme’s recombinant human hyaluronidase enzyme (rHuPH20) technology in combination with a C1 esterase inhibitor. We intend to apply rHuPH20 initially to develop an alternative subcutaneous formulation of Cinryze for routine prophylaxis against attacks of HAE.

We are also developing VP20621 for the treatment and prevention of CDI. In May 2011, we initiated a Phase 2 dose-ranging clinical study to evaluate the safety, tolerability, and efficacy of VP 20621 for prevention of recurrence of CDI in adults previously treated for CDI. In May 2010, we acquired Auralis Limited, a UK based specialty pharmaceutical company. The acquisition of Auralis provides us with the opportunity to accelerate our European commercial systems for potential future product launches and additional business development acquisitions. In connection with the Auralis acquisition we acquired Buccolam® (Oromucosal Solution, Midazolam [as hydrochloride]), for which we are seeking a pediatric-use marketing authorization (PUMA) for treatment of pediatric epilepsy in Europe. In June of 2011, the Committee for Medicinal Products for Human Use (CHMP) of the European Medicines Agency (EMA) has adopted a positive opinion recommending approval of a PUMA for Buccolam. The acquisition also provided us revenue from sales of Diamorphine (Diamorphine Hydrochloride BP Injection) for palliative care and acute pain relief in the United Kingdom.

In addition to these programs, we have several other assets that we may make additional investments in. These investments will be limited and dependent on our assessment of the potential future commercial success of or benefits from the asset. These assets include maribavir for CMV and other compounds, including those acquired from Auralis.

Basis of Presentation

The consolidated financial information at June 30, 2011 and for the three and six months ended June 30, 2011 and 2010, is unaudited but includes all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary to state fairly the consolidated financial information set forth therein in accordance with accounting principles generally accepted in the United States of America. The interim results are not necessarily indicative of results to be expected for the full fiscal year. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the

ViroPharma Incorporated

Notes to the Unaudited Consolidated Financial Statements

year ended December 31, 2010 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission. We have evaluated all subsequent events through the date the financial statements were issued, and have not identified any such events.

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

On May 2011, the FASB issued ASU 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs, and the IASB issued IFRS 13, Fair Value Measurement. The new guidance results in a consistent definition of fair value and common requirements for measurement of and disclosure about fair value between U.S. GAAP and IFRS. The ASU is effective for interim and annual periods beginning on or after December 15, 2011, with early adoption prohibited. The new guidance changes certain fair value measurement principles and disclosure requirements. We do not expect the amendments to U.S. GAAP to have a material impact on our results of operations, cash flows, and financial position.

ViroPharma Incorporated

Notes to the Unaudited Consolidated Financial Statements

On June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income (Topic 220). This standard eliminates the current option to report other comprehensive income and its components in the statement of changes in equity. The standard is intended to enhance comparability between entities that report under US GAAP and those that report under IFRS, and to provide a more consistent method of presenting non-owner transactions that affect an entity’s equity. Under the ASU, an entity can elect to present items of net income and other comprehensive income in one continuous statement, referred to as the statement of comprehensive income, or in two separate, but consecutive, statements. Each component of net income and each component of other comprehensive income, together with totals for comprehensive income and its two parts, net income and other comprehensive income, would need to be displayed under either alternative. The statement(s) would need to be presented with equal prominence as the other primary financial statements. The ASU does not change items that constitute net income and other comprehensive income, when an item of other comprehensive income must be reclassified to net income or the earnings-per-share computation (which will continue to be based on net income). The new US GAAP requirements are effective for public entities as of the beginning of a fiscal year that begins after December 15, 2011 and interim and annual periods thereafter. Early adoption is permitted, but full retrospective application is required under the accounting standard. We do not expect the amendments to U.S. GAAP to have a material impact on our results of operations, cash flows, and financial position.

Note 2. Short-Term Investments

Short-term investments consist of fixed income securities with remaining maturities of greater than three months at the date of purchase, debt securities and equity securities. At June 30, 2011, all of our short-term investments are classified as available for sale investments and measured as level 1 instruments of the fair value measurements standard.

The following summarizes the Company’s available for sale investments at June 30, 2011:

(in thousands)	Cost	Gross unrealized gains	Gross unrealized losses	Fair value

June 30, 2011
Debt securities:
U.S. Treasury	$83,595	$52	$—	$83,647
Corporate	44,175	28	5	44,198

	$127,770	$80	$5	$127,845

Maturities of investments were as follows:
Less than one year	94,689	73	2	94,760
Greater than one year	33,081	7	3	33,085

Total	$127,770	$80	$5	$127,845

ViroPharma Incorporated

Notes to the Unaudited Consolidated Financial Statements – (Continued)

Note 3. Inventory

Inventory is stated at the lower of cost or market using actual cost.

(in thousands)	June 30, 2011	December 31, 2010
Raw Materials	$49,017	$37,994
Work In Process	8,055	10,570
Finished Goods	4,211	5,824

Total	$61,283	$54,388

Note 4. Intangible Assets

The following represents the balance of the intangible assets at June 30, 2011:

(in thousands)	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
Cinryze Product rights	$521,000	$56,134	$464,866
Vancocin Intangibles	168,099	44,724	123,375
Auralis Contract rights	12,802	1,156	11,646
Auralis IPR&D (1)	11,589	—	11,589

Total	$713,490	$102,014	$611,476

(1)	non-amortizing

The following represents the balance of the intangible assets at December 31, 2010:

(in thousands)	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
Cinryze Product rights	$521,000	$45,714	$475,286
Vancocin Intangibles	161,099	39,629	121,470
Auralis Contract rights	12,365	601	11,764
Auralis IPR&D (1)	11,192	—	11,192

Total	$705,656	$85,944	$619,712

(1)	non-amortizing

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

On August 4, 2009 the FDA’s Pharmaceutical Science and Clinical Pharmacology Advisory Committee voted in favor of the component of OGD’s 2008 draft guidance on bioequivalence for Vancocin that permits bioequivalence to be demonstrated through comparable in vitro dissolution for potential vancomycin HC1 capsule generic products that contain the same active and inactive ingredients in the same amounts as Vancocin, among other requirements. If FDA’s proposed bioequivalence method for Vancocin becomes effective, the time period in which a generic competitor could be approved would be reduced and multiple generics may enter the market, which would materially impact our operating results, cash flows and possibly intangible asset valuations. This could also result in a reduction to the useful life of the Vancocin-related intangible assets. Management currently believes there are no indicators that would require a change in useful life as management believes that Vancocin will continue to be utilized along with generics that may enter the market, and the number of generics and the timing of their market entry is unknown.

ViroPharma Incorporated

Notes to the Unaudited Consolidated Financial Statements – (Continued)

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

We were obligated to pay Eli Lilly and Company (Lilly) additional purchase price consideration based on net sales of Vancocin within a calendar year through 2011. We accounted for these additional payments as additional purchase price which requires that the additional purchase price consideration is recorded as an increase to the intangible asset of Vancocin and is amortized over the remaining estimated useful life of the intangible asset. In addition, at the time of recording the additional intangible assets, a cumulative adjustment is recorded to accumulated intangible amortization, in addition to ordinary amortization expense, in order to reflect amortization as if the additional purchase price had been paid in November 2004.

As of June 30, 2011, we have paid an aggregate of $51.1 million to Lilly in additional purchase price consideration, as our net sales of Vancocin surpassed the maximum obligation level of $65 million in 2005 through 2011. As of June 30, 2011, we have satisfied our obligations to Lilly to make additional purchase price consideration payments under the purchase agreement.

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

Note 5. Long-Term Debt

Long-term debt as of June 30, 2011 and December 31, 2010 is summarized in the following table:

(in thousands)	June 30, 2011	December 31, 2010
Senior convertible notes	$149,523	$145,743
less: current portion	—	—

Total debt principal	$149,523	$145,743

As of June 30, 2011 senior convertible notes representing $205.0 million of principal debt are outstanding with a carrying value of $149.5 million.

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

ViroPharma Incorporated

Notes to the Unaudited Consolidated Financial Statements – (Continued)

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

As of June 30, 2011, the Company has accrued $1.2 million in interest payable to holders of the senior convertible notes. Debt issuance costs of $4.8 million have been capitalized and are being amortized over the term of the senior convertible notes, with the balance to be amortized as of June 30, 2011 being $2.2 million.

The senior convertible notes are convertible into shares of our common stock at an initial conversion price of $18.87 per share. The senior convertible notes may only be converted: (i) anytime after December 15, 2016; (ii) during the five business-day period after any five consecutive trading day period (the “measurement period”) in which the price per note for each trading day of that measurement period was less than 98% of the product of the last reported sale price of our common stock and the conversion rate on each such day; (iii) during any calendar quarter (and only during such quarter) after the calendar quarter ending June 30, 2007, if the last reported sale price of our common stock for 20 or more trading days in a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter exceeds 130% of the applicable conversion price in effect on the last trading day of the immediately preceding calendar quarter; or (iv) upon the occurrence of specified corporate events. Upon conversion, holders of the senior convertible notes will receive shares of common stock, subject to ViroPharma’s option to irrevocably elect to settle all future conversions in cash up to the principal amount of the senior convertible notes, and shares for any excess. We can irrevocably elect this option at any time on or prior to the 35th scheduled trading day prior to the maturity date of the senior convertible notes. The senior convertible notes may be required to be repaid on the occurrence of certain fundamental changes, as defined in the senior convertible notes. As of June 30, 2011, the fair value of the principal of the $205.0 million convertible senior notes outstanding was approximately $251.7 million, based on the level 2 valuation hierarchy of the fair value measurements standard.

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

On March 14, 2011 we entered into a three month accelerated share repurchase (ASR) agreement with a large financial institution to repurchase $50.0 million of our common stock on an accelerated basis. We paid $50.0 million to the financial institution and received approximately 2.7 million shares under this arrangement at an average purchase price of $18.74 per share.

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

ViroPharma Incorporated

Notes to the Unaudited Consolidated Financial Statements – (Continued)

•	Time vesting RSUs are based on the market value of our stock on the date of grant. Compensation expense for time vesting RSUs is recognized over the vesting period.

The vesting period for our stock awards is the requisite service period associated with each grant.

Our share-based compensation expense is comprised of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2011	2010	2011	2010
Stock options	$3,073	$2,746	$6,034	$5,348
Performance shares	480	—	886
Restricted shares	116	—	166
Employee Stock Purchase Plan	38		77	60

Total	$3,707	$2,746	$7,163	$5,408

Our share-based compensation expense is recorded as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2011	2010	2011	2010
Research and development	$999	$823	$1,986	$1,638
Selling, general and administrative	2,708	1,923	5,177	3,770

Total	$3,707	$2,746	$7,163	$5,408

We currently have three shared-based award plans in place: a 1995 Stock Option and Restricted Share Plan (1995 Plan), a 2001 Equity Incentive Plan (2001 Plan) and a 2005 Stock Option and Restricted Share Plan (2005 Plan) (collectively, the “Plans”).

The following table lists information about these equity plans at June 30, 2011:

	1995 Plan	2001 Plan	2005 Plan	Combined
Shares authorized for issuance	4,500,000	500,000	12,850,000	17,850,000
Shares outstanding	4,500,000	439,666	8,651,485	13,591,151

Shares available for grant	—	60,334	4,198,515	4,258,849

ViroPharma Incorporated

Notes to the Unaudited Consolidated Financial Statements – (Continued)

Employee Stock Option Plans

We issued 1,617,278 stock options during the first six months ended June 30, 2011. The weighted average fair value of the grants was estimated at $11.37 per share using the Black-Scholes option-pricing model using the following assumptions:

Expected dividend yield	—
Range of risk free interest rate	2.39% - 2.87%
Weighted-average volatility	68.22%
Range of volatility	64.74% - 69.32%
Range of expected option life (in years)	5.50 - 6.25

We have 9,655,198 option grants outstanding at June 30, 2011 with exercise prices ranging from $0.99 per share to $29.37 per share and a weighted average remaining contractual life of 6.96 years. The following table lists the outstanding and exercisable option grants as of June 30, 2011:

	Number of options	Weighted average exercise price	Weighted average remaining contractual term (years)	Aggregate intrinsic value (in thousands)
Outstanding	9,655,198	$11.74	6.96	$66,632
Exercisable	5,484,519	$10.65	5.57	$44,389

The following tables summarizes information regarding our stock option awards at June 30, 2011:

	Shares Under Option	Weighted Average Exercise Price
Balance at December 31, 2010	8,553,332	$10.45
Granted	1,617,278	$17.89
Exercised	(399,014)	$7.16
Forfeited and cancelled	(116,398)	$18.01

Balance at June 30, 2011	9,655,198	$11.74

As of June 30, 2011, there was $31.3 million of total unrecognized compensation cost related to unvested share-based payments (including share options) granted under the Plans. That cost is expected to be recognized over a weighted-average period of 2.92 years.

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

ViroPharma Incorporated

Notes to the Unaudited Consolidated Financial Statements – (Continued)

The fair value of the market condition PSUs was determined using a Monte Carlo simulation and utilized the following inputs and assumptions:

Six Months Ended June 30,
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

At June 30, 2011, for the purposes of determining stock based compensation we assumed 295,771 and 17,253 performance condition PSUs and TSR based PSUs outstanding, respectively, with weighted-average grant date fair values of $ 17.84 and $ 24.38, respectively.

At June 30, 2011, there was approximately $ 4.8 million of unrecognized compensation cost related to all PSUs that is expected to be recognized over a weighted-average period of approximately 2.52 years.

The following table summarizes select information regarding our PSUs as of June 30, 2011:

	Share Units (in thousands)	Weighted- average grant date fair value
Balance at December 31, 2010	—	$—
Granted	173,107	$18.50
Vested	—	$—
Forfeited	(1000)	$18.49

Balance at June 30, 2011	172,107	$18.50

Restricted Stock Awards

Beginning in 2011, we also grant our non-employee directors restricted stock awards that vest after one year of service. The fair value of a restricted stock award is equal to the closing price of our common stock on the grant date. The following summarizes select information regarding our restricted stock awards as of June 30, 2011:

	Share Units (in thousands)	Weighted- average grant date fair value
Balance at December 31, 2010	—	$—
Granted	27,000	$17.30
Vested	—	$—
Forfeited	—	$—

Balance at June 30, 2011	27,000	$17.30

ViroPharma Incorporated

Notes to the Unaudited Consolidated Financial Statements – (Continued)

As of June 30, 2011, there was approximately $ 0.30 million of unrecognized compensation cost related to RSUs which is expected to be recognized over a weighted average period of 0.65 years.

Employee Stock Purchase Plan

During the first six months of 2011, 16,991 shares were sold to employees. During the year ended December 31, 2010, 48,909 shares were sold to employees. As of June 30, 2011 there are approximately 413,069 shares available for issuance under this plan.

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

Note 8. Income Tax Expense

Our income tax expense was $16.9 million and $18.4 million for the quarters ended June 30, 2011 and 2010, respectively and $40.8 million and $32.3 million for the six months ended June 30, 2011 and June 30, 2010, respectively. Our income tax expense includes federal, state and foreign income taxes at statutory rates and the effects of various permanent differences.

Our effective tax rates for the quarters ended June 30, 2011 and 2010 were 42.6% and 39.3%, respectively. For the six months ended June 30, 2011 and June 30, 2010, our effective tax rates were 40.8% and 39.3%, respectively. Our effective tax rate is higher than the statutory U.S. tax rate in all periods primarily due to state income taxes and certain share-based compensation that is not tax deductible. In addition, the effective tax rates for the quarter and six months ended June 30, 2011 are higher than the statutory U.S. tax rate due to an increase in the fair value of contingent consideration that is not deductible for tax purposes.

During the six months ended June 30, 2011, we had no material changes to our liability for uncertain tax positions. The examination of our 2008 U.S. income tax return concluded during the quarter ended March 31, 2011 with no material adjustments. Various state income tax returns are currently under examination. At this time, we do not believe that the results of these examinations will have a material impact on our financial statements.

Note 9. Comprehensive Income

The following table reconciles net income to comprehensive income for the three and six months ended June 30, 2011 and 2010:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2011	2010	2011	2010
Net income	$22,796	$28,521	$59,242	$49,802
Other comprehensive:
Unrealized gains on available for sale securities, net	54	26	48	4
Currency translation adjustments, net	886	916	951	(700)

Comprehensive income	$23,736	$29,463	$60,241	$49,106

ViroPharma Incorporated

Notes to the Unaudited Consolidated Financial Statements – (Continued)

The unrealized gains are reported net of federal and state income taxes.

Note 10. Earnings per share

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2011	2010	2011	2010
Basic Earnings Per Share
Net income	$22,796	$28,521	$59,242	$49,802
Common stock outstanding (weighted average)	76,000	77,825	76,919	77,666

Basic net income per share	$0.30	$0.37	$0.77	$0.64

Diluted Earnings Per Share
Net income	$22,796	$28,521	$59,242	$49,802
Add interest expense on senior convertible notes, net of income tax	1,883	1,796	3,727	3,557

Diluted net income	$24,679	$30,317	$62,969	$53,359

Common stock outstanding (weighted average)	76,000	77,825	76,919	77,666
Add shares from senior convertible notes	10,864	10,864	10,864	10,864
Add “in-the-money” stock options and stock awards	2,595	1,313	2,457	1,300

Common stock equivalents	89,459	90,002	90,240	89,830

Diluted net income per share	$0.28	$0.34	$0.70	$0.59

The following common shares that are associated with stock options were excluded from the calculations as their effect would be anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2011	2010	2011	2010
“Out-of-the-money” stock options	1,749	5,554	1,613	5,516

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

The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of June 30, 2011:

		Fair Value Measurements at June 30, 2011
(in thousands)	Total Carrying Value at June 30, 2011	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$390,395	$390,395	$—	$—
Short term investments	$127,845	$127,845	$—	$—
Contingent consideration	$(13,853)	$—	$—	$(13,853)

Valuation Techniques – Cash, cash equivalents and short-term investments are measured at fair value using quoted market prices and are classified within Level 1 of the valuation hierarchy. There were no changes in valuation techniques during the quarter ended June 30, 2011.

The fair value of the Contingent consideration is measured using significant inputs not observable in the market, which are referred to in the guidance as Level 3 inputs. This fair value is estimated by applying a discount rate based on an implied rate of return from the acquisition to the risk probability weighted asset cash flows and the expected approval date to the probability adjusted payment amount. There were no changes in the valuation technique from the acquisition date. The contractual amount of contingent consideration related to the Auralis acquisition is £10.0 million (or approximately $16.0 million based on exchange rates at June 30, 2011). The fair value at acquisition was approximately £6.2 million or approximately $9.0 million.

At June 30, 2011 the fair value is approximately £8.6 million or approximately $13.9 million. Of the total change in the carrying value, approximately $2.5 million and $3.9 million is attributable to the change in the fair value from December 31, 2010 and from the acquisition date, respectively, with the balance attributable to the change in the GBP/$US exchange rate during those periods.

There were no transfers into or out of Levels 1 and 2 and there was no activity in Level 3.

We believe that the fair values of our current assets and current liabilities approximate their reported carrying amounts.

Note 12. Acquisitions

On May 28, 2010 we acquired a 100% ownership interest in Auralis Limited, a UK based specialty pharmaceutical company for approximately $14.5 million in upfront consideration for the acquisition of the company and its existing pharmaceutical licenses and products. We have also agreed to pay an additional payment of £10 million Pounds Sterling (approximately $16.0 million based on the June 30, 2011 exchange rate) upon the first regulatory approval of Buccolam.

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

ViroPharma Incorporated

Notes to the Unaudited Consolidated Financial Statements – (Continued)

The results of Auralis’s operations have been included in the Consolidated Statement of Operations beginning June 1, 2010.

Note 13. Supplemental Cash Flow Information

	Six Months Ended June 30,
(in thousands)	2011	2010
Supplemental disclosure of non-cash transactions:
Employee share-based compensation	$7,163	$5,408
Unrealized gains on available for sale securities, net	48	4
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$53,274	$17,432
Cash paid for interest	2,050	2,050
Cash received for stock option exercises	2,858	1,256
Cash received for employee stock purchase plan	248	158

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

We market and sell Cinryze in the United States for routine prophylaxis against angioedema attacks in adolescent and adult patients with hereditary angioedema (HAE). Cinryze is a C1 esterase inhibitor therapy for routine prophylaxis against HAE, also known as C1 inhibitor (C1-INH) deficiency, a rare, severely debilitating, life-threatening genetic disorder. Cinryze was acquired in October 2008 and, in January 2010, we acquired expanded rights to commercialize Cinryze and future C1-INH derived products in certain European countries and other territories throughout the world as well as rights to develop future C1-INH derived products for additional indications. In June 2011, the European Commission granted us Centralized Marketing Authorization for Cinryze® in adults and adolescents with HAE for routine prevention, pre-procedure prevention and acute treatment of angioedema attacks. The approval also includes a self administration option for appropriately trained patients. We have begun to commercialize Cinryze in Europe and continue to evaluate our commercialization plans in countries where we have distribution rights.

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

We are currently undertaking studies on the viability of subcutaneous administration of Cinryze. We intend to conduct ViroPharma sponsored studies and investigator-initiated studies (IIS) to identify further therapeutic uses and potentially expand the labeled indication for Cinryze to include other C1 mediated diseases, such as Antibody-Mediated Rejection (AMR) and Delayed Graft Function (DGF). Additionally, in May 2011, Halozyme Therapeutics (Halozyme) granted us an exclusive worldwide license to use Halozyme’s proprietary Enhanze™ technology, a proprietary drug delivery platform using Halozyme’s recombinant human hyaluronidase enzyme (rHuPH20) technology in combination with a C1 esterase inhibitor. We intend to apply rHuPH20 initially to develop an alternative subcutaneous formulation of Cinryze for routine prophylaxis against attacks of HAE.

We are also developing VP20621 for the treatment and prevention of CDI. In May 2011, we initiated a Phase 2 dose-ranging clinical study to evaluate the safety, tolerability, and efficacy of VP 20621 for prevention of recurrence of CDI in adults previously treated for CDI. In May 2010, we acquired Auralis Limited, a UK based specialty pharmaceutical company. The acquisition of Auralis provides us with the opportunity to accelerate our European commercial systems for potential future product launches and additional business development acquisitions. In connection with the Auralis acquisition we acquired Buccolam® (Oromucosal Solution, Midazolam [as hydrochloride]), for which we are seeking a pediatric-use marketing authorization (PUMA) for treatment of pediatric epilepsy in Europe. In June of 2011, the Committee for Medicinal Products for Human Use (CHMP) of the European Medicines Agency (EMA) has adopted a positive opinion recommending approval of a PUMA for Buccolam. The acquisition also provided us revenue from sales of Diamorphine (Diamorphine Hydrochloride BP Injection) for palliative care and acute pain relief in the United Kingdom.

In addition to these programs, we have several other assets that we may make additional investments in. These investments will be limited and dependent on our assessment of the potential future commercial success of or benefits from the asset. These assets include maribavir for CMV and other compounds, including those acquired from Auralis.

Executive Summary

Since March 31, 2011, we experienced the following:

Business Activities

Cinryze:

•	Shipped approximately 16,000 doses of Cinryze to specialty pharmacy/specialty distributors (SP/SD’s);

•

The European Commission granted us Centralized Marketing Authorization for Cinryze in adults and adolescents with HAE for routine prevention, pre-procedure prevention and acute treatment of angioedema attacks; and,

•	Announced a collaboration with Halozyme for combination of Halozyme’s recombinant human hyaluronidase enzyme (rHuPH20) technology with a C1 esterase inhibitor;

Buccolam:

•	The Committee for Medicinal Products for Human Use (CHMP) of the European Medicines Agency (EMA) has adopted a positive opinion recommending approval of a PUMA for Buccolam;

C. difficile infection (CDI):

•	Initiated a Phase 2 dose-ranging clinical study to evaluate the safety, tolerability, and efficacy of VP 20621 for prevention of recurrence of CDI in adults previously treated for CDI; and,

•	Vancocin scripts decreased 8.7% in the second quarter of 2011 as compared to the second quarter of 2010;

Financial Results

•	Increased net sales of Cinryze to $62.5 million as compared to $40.3 million in the second quarter of 2010;

•	Net sales of Vancocin decreased to $65.2 million from $68.4 million in the second quarter of 2010; and,

•	Reported net income of $22.8 million in the second quarter of 2011 compared to $28.5 million in the same quarter of 2010;

Liquidity

•	Generated net cash from operations of $68.5 million; and,

•	Ended the second quarter of 2011 with working capital of $585.3 million, which includes cash and cash equivalents and short-term investments of $518.2 million.

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

The FDA approved Cinryze for routine prophylaxis against angioedema attacks in adolescent and adult patients with hereditary angioedema on October 10, 2008. Cinryze became commercially available for routine prophylaxis against HAE in December 2008. The commercial success of Cinryze depends on several factors, including: the number of patients with HAE that may be treated with Cinryze; acceptance by physicians and patients of Cinryze as a safe and effective treatment; our ability to effectively market and distribute Cinryze in the United States; cost effectiveness of HAE treatment using Cinryze; relative convenience and ease of administration of Cinryze; potential advantages of Cinryze over alternative treatments; the timing of the approval of competitive products including another C1 esterase inhibitor for the acute treatment of HAE; the market acceptance of competing approved products such as Berinert; patients’ ability to obtain sufficient coverage or reimbursement by third-party payors; variations in dosing arising from physician preferences and patient compliance; sufficient supply and reasonable pricing of raw materials necessary to manufacture Cinryze; manufacturing or supply interruptions and capacity which could impair our ability to acquire an adequate supply of Cinryze to meet demand for the product; and our ability to achieve expansion of manufacturing capabilities in the capacities and timeframes currently anticipated. In addition, our ability to develop life cycle management plans for Cinryze, including designing and commencing clinical studies for additional indications and pursuing regulatory approvals in additional indications or territories will impact our ability to generate future revenues from Cinryze. In Europe, the European Commission has granted us Centralized Marketing Authorization for Cinryze in adults and adolescents with HAE for routine prevention, pre-procedure prevention and acute treatment of angioedema attacks. The approval also includes a self administration option for appropriately trained patients. In addition, the Committee for Medicinal Products for Human Use (CHMP) of the European Medicines Agency (EMA) has adopted a positive opinion recommending approval of a PUMA for Buccolam. The commercial success of each of these products in Europe will depend on a number of factors, including our ability to achieve a regulatory approval of Buccolam in the timeframe we anticipate, the scope of regulatory protection afforded by the PUMA for Buccolam, the impact of the loss of orphan designation on Cinryze, and market acceptance of each of the products.

In March 2010, President Obama signed into law the Patient Protection and Affordable Care Act (PPACA), which was amended by the Health Care and Education Reconciliation Act of 2010. The PPACA, as amended, is a sweeping measure intended to expand healthcare coverage within the United States, primarily through the imposition of health insurance mandates on employers and individuals and expansion of the Medicaid program. Several provisions of the new law, which have varying effective dates, will affect us. These include new requirements on private insurance companies that prohibit coverage denials because of a pre-existing condition; prohibit the application of annual and lifetime benefits limits on health insurance policies; and prohibit coverage rescissions (except for fraud) and health-based insurance rating. In addition, the PPACA, as amended, funds an interim high risk pool that states can draw on; following the expiration of this high risk pool funding, it provides for the creation of state-run “exchanges” that will allow people without employer-provided coverage, or who cannot afford their employer’s plan, to buy health insurance; and provides federal subsidies to those who cannot afford premiums. Collectively, these factors may increase the availability of reimbursement for patients seeking the products that ViroPharma commercializes. However, the Act, as amended, will likely increase certain of our costs as well. For example, an increase in the Medicaid rebate rate from 15.1% to 23.1% was effective as of January 1, 2010, and the volume of rebated drugs has been expanded to include beneficiaries in Medicaid managed care organizations, effective as of March 23, 2010. In 2011, the PPACA also imposes a manufacturer’s fee on the sale of branded Pharmaceuticals (excluding orphan drugs) to specified government programs, expands the 340B drug discount program (excluding orphan drugs), and includes a 50% discount on brand name drugs for Medicare Part D participants in the coverage gap, or “doughnut hole”. We have determined that the manufacturing fee is immaterial relative to our anticipated 2011 operating income and cash flow. We have also estimated that our incremental cost associated with the Medicare Part D coverage gap will be approximately $7.8 million during 2011. Our evaluation of PPACA, as amended, will continue to enable us to determine not only the immediate effects on our business, but also the trends and changes that may be encouraged by the legislation that may potentially impact on our business over time.

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

The outcome of our clinical development programs is subject to considerable uncertainties. We are currently undertaking studies on the viability of subcutaneous administration of Cinryze, either alone or in combination with Halozyme’s recombinant human hyaluronidase enzyme (rHuPH20) technology, and to identify further therapeutic uses and potentially expand the labeled indication for Cinryze to include other C1 mediated diseases, such as AMR and DGF. In addition, we are also developing VP20621 for the treatment and prevention of CDI and in May 2011 we initiated a Phase 2 dose-ranging clinical study. There can be no assurance that that our clinical programs with Cinryze and VP20621 will yield positive results or support further development of Cinryze for additional routes of administration or for additional indications or of VP20621 for the treatment and prevention of CDI. We cannot be certain that we will be successful in developing and ultimately commercializing any of our product candidates, that the FDA or other regulatory authorities will not require additional or unanticipated studies or clinical trial outcomes before granting regulatory approval, or that we will be successful in obtaining regulatory approval of any of our product candidates in the timeframes that we expect, or at all.

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

Our actual results could differ materially from those results expressed in, or implied by, our expectations and assumptions described in this Quarterly Report on Form 10-Q. The risks described in this report, our Form 10-Q for the Quarter ended June 30, 2011, are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. Please also see our discussion of the “Risk Factors” as described in our Form 10-K for the year ended December 31, 2010 in Item 1A and in our Form 10-Q for the quarter ended March 31, 2011, which describe other important matters relating to our business.

Results of Operations

Three and Six Months Ended June 30, 2011 and 2010

(in thousands, except per share data)	For the three months ended June 30,		For the six months ended June 30,
	2011	2010	2011	2010
Net product sales	$128,808	$108,961	$255,843	$199,609
Cost of sales (excluding amortization of product rights)	$21,309	$13,641	$40,179	$27,598
Operating income	$42,308	$53,057	$102,366	$91,512
Net income	$22,796	$28,521	$59,242	$49,802
Net income per share:
Basic	$0.30	$0.37	$0.77	$0.64
Diluted	$0.28	$0.34	$0.70	$0.59

The $42.3 million in operating income for the three month period ended June 30, 2011 decreased $10.7 million as compared to the same period in 2010 as the increase in overall net sales of $19.8 million have been offset by increased cost of sales $7.7 million due to the higher mix of Cinryze volume, a $9.0 million upfront fee related to our license arrangement with Halozyme, increased selling, general and administrative expenses of $6.7 million are primarily related to our European expansion efforts and our Cinryze marketing programs, a $3.4 million charge associated with the funding of Cinryze manufacturing enhancements at Sanquin and the impact of marking-to-market the Auralis contingent consideration liability.

The $102.4 million in operating income for the six months ended June 30, 2011 increased $10.9 million compared to the same period in 2010. The primary drivers of this increase are higher net sales of $56.2 million partly offset by increased cost of sales $12.6 million due to increased Cinryze volume, a $9.0 million upfront fee related to our license arrangement with Halozyme, increased selling, general and administrative expenses of $14.0 million are primarily related to our European expansion efforts and our Cinryze marketing programs, a $3.4 million charge associated with the funding of Cinryze manufacturing enhancements at Sanquin the impact of marking-to-market the Auralis contingent consideration liability.

Revenues

Revenues consisted of the following:

	For the three months ended June 30,		For the six months ended June 30,
(in thousands)	2011	2010	2011	2010
Net product sales
Vancocin	$65,191	$68,350	$134,474	$124,104
Cinryze	62,459	40,331	119,048	75,224
Other	1,158	280	2,321	281

Total revenues	$128,808	$108,961	$255,843	$199,609

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

During the three month period ended June 30, 2011, net sales of Vancocin decreased 4.6% compared to the same period in 2010 due to reduced volumes partly offset by the effect of price increases during the second half of 2010 and the first quarter of 2011. During the six months ended June 30, 2011, net sales of Vancocin increased 8.4% compared to the same period in 2010 primarily due to the price increases during the second half of 2010 and the first quarter of 2011, partly offset by volume declines. Also, during the three and six months ended June 30, 2011 Vancocin net sales were reduced by approximately $1.8 million and $3.9 million, respectively, by the Medicare Part D coverage gap discount enacted under the PPACA which did not impact net sales in 2010. We anticipate that this discount will impact full year net sales by approximately $7.8 million during 2011. Based upon data reported by IMS Health Incorporated, prescriptions during the three and six months ended June 30, 2011 decreased from the same periods in 2010 period by 8.7% and 9.3%, respectively, which we believe is due to a decrease in the severity of the disease state, improved aseptic technique and a suspected increase in compounding seen both in the hospital and long-term care marketplace. Our net sales of Cinryze during the three and six months ended June 30, 2011 increased 54.9% and 58.3%, respectively, over the same periods in the prior year due to the increase in the number of patients receiving commercial drug.

Vancocin product sales are driven by demand fluctuations in trade inventories which could be at different levels from period to period. Cinryze product sales are influenced by prescriptions and the rate at which new patients are placed on Cinryze. We receive inventory data from our three largest wholesalers through our fee for service agreements and our two SP/SD’s through service agreements. We do not independently verify this data. Based on this inventory data and our estimates, we believe that as of June 30, 2011, the wholesalers and SP/SD’s did not have excess channel inventory.

Cost of sales (excluding amortization of product rights)

Cost of sales increased for the three months ended June 30, 2011 as compared to the prior year quarter by $7.7 million and increased for the six months ended June 30, 2011 by $12.6 million compared to the prior year. These increases are primarily due to the increased Cinryze volume which are partly offset by the $1.5 million recorded in the first quarter of 2010 related to non-refundable start up costs paid to a new plasma supplier.

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

Research and development expenses were divided between our research and development programs in the following manner:

(in thousands)	For the three months ended June 30,		For the six months ended June 30,
	2011	2010	2011	2010

Direct – Core programs
Non-toxigenic strains of C. difficle (VP20621)	$2,269	$1,659	$4,169	$3,893
Cinryze & C1 esterase inhibitor	11,123	2,670	13,344	4,480
Vancocin	49	847	50	1,144

Direct – Other Assets
CMV	80	217	261	536
New Initiatives	700	—	1,181	—
Other assets	221	—	317	—
Indirect
Development	5,975	3,831	11,521	8,912

Total	$20,417	$9,224	$30,843	$18,965

Direct Expenses—Core Development Programs

The increase in costs of VP20621 in the three and six months ended June 30, 2011 over the same period in 2010 relates to timing of costs associated with our Phase 1 clinical trial and the initiation of our Phase 2 clinical trial during the current quarter.

Our costs associated with our Cinryze program increased during the three and six months ended June 30, 2011, as we incurred costs related to the continuation of our Phase 4 clinical trial, development of our life cycle program and quality assurance efforts in conjunction with increasing our manufacturing capacity. In the same period in the prior year, we incurred costs related to the preparation of our Phase 4 clinical trial. Also, during the second quarter of 2011 we made a $9.0 million upfront payment related to our entering into a license with Halozyme for the development of an alternative subcutaneous formulation of Cinryze for routine prophylaxis against attacks of HAE which we will begin to develop concurrently with our existing formulation.

Direct Expenses—Other Assets

Our direct expenses related to our CMV program decreased in the three and six months ended June 30, 2011 as we wound down our stem cell and liver transplant studies during 2010. During 2011, we continue to evaluate any potential alternative development strategies for maribavir.

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

Selling, general and administrative expenses

Selling, general and administrative expenses (SG&A) increased for the three months ended June 30, 2011 by $6.7 million compared to the same period in the prior year primarily due to increases in compensation expense and employee cost of $3.2 million, marketing activities of $2.9 million and increased corporate cost of $0.8 million. For the six months ended June 30, 2011, SG&A increased $14.0 million compared to the same period in 2010. The increase of $14.0 million for the six month period was driven by increased compensation expense and employee cost of $6.2 million, increased marketing expenses of $3.7 million and increased corporate cost of $1.6 million.

To a large extent the overall increase in SG&A in both periods is driven by our European commercialization efforts and new Cinryze marketing programs. We anticipate that our SG&A spending will continue to increase in future periods as we continue our commercialization and expansion efforts outside the United States.

Intangible amortization and acquisition of technology rights

Intangible amortization for the three and six months ended June 30, 2011 were $7.2 million and $16.1 million, respectively, as compared to $7.6 million and $15.2 million, respectively in 2010. The year over year increases are primarily due to the amortization of the Auralis intangible assets acquired in May of 2010.

On an ongoing periodic basis, we evaluate the useful life of our intangible assets and determine if any economic, governmental or regulatory event has modified their estimated useful lives. This evaluation did not result in a change in the life of the intangible assets during the quarter ended June 30, 2011. We will continue to monitor the actions of the FDA and OGD surrounding the bioequivalence recommendation for Vancocin and consider the effects of our opposition efforts, any announcements by generic competitors or other adverse events for additional impairment indicators. We will reevaluate the expected cash flows and fair value of our Vancocin-related assets, as well as estimated useful lives, at such time.

Other operating expenses

The re-measurement of the fair value of the contingent consideration given for the acquisition of Auralis resulted in a charge to income of approximately $2.1 million and $2.5 million during the three and six months ended June 30, 2011, respectively. There was no such charge during 2010. Also included in other operating expenses for the three and six month periods ended June 30, 2011 are approximately $3.4 million of costs associated with the funding of Cinryze manufacturing enhancements at Sanquin.

Other Income (Expense)

Interest Income

Interest income for three and six months ended June 30, 2011 and 2010 was $0.2 million and $0.1 million and $0.4 million and $0.1 million, respectively.

Interest Expense

	For the three months ended June 30,		For the six months ended June 30,
(in thousands)	2011	2010	2011	2010
Interest expense on 2% senior convertible notes	$1,025	$1,025	$2,050	$2,050
Amortization of debt discount	1,944	1,780	3,779	3,497
Amortization of finance costs	97	97	194	194

Total interest expense	$3,066	$2,902	$6,023	$5,741

Interest expense and amortization of finance costs in 2011 and 2010 relates entirely to the senior convertible notes issued on March 26, 2007.

Other income (expense), net

Our other income (expense), net is primarily due to our foreign exchange gains and losses.

Income Tax Expense

Our income tax expense was $16.9 million and $18.4 million for the quarters ended June 30, 2011 and 2010, respectively and $40.8 million and $32.3 million for the six months ended June 30, 2011 and June 30, 2010, respectively. Our income tax expense includes federal, state and foreign income taxes at statutory rates and the effects of various permanent differences.

Our effective tax rates for the quarters ended June 30, 2011 and 2010 were 42.6% and 39.3%, respectively. For the six months ended June 30, 2011 and June 30, 2010, our effective tax rates were 40.8% and 39.3%, respectively. Our effective tax rate is higher than the statutory U.S. tax rate in all periods primarily due to state income taxes and certain share-based compensation that is not tax deductible. In addition, the effective tax rates for the quarter and six months ended June 30, 2011 are higher than the statutory U.S. tax rate due to an increase in the fair value of contingent consideration that is not deductible for tax purposes.

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

The cash flows we have used in operations historically have been applied to research and development activities, marketing and commercial efforts, business development activities, general and administrative expenses, debt service, and income tax payments. Bringing drugs from the preclinical research and development stage through phase 1, phase 2, and phase 3 clinical trials and FDA and/or EMA or regulatory approval is a time consuming and expensive process. Because we have product candidates that are currently in the clinical stage of development, there are a variety of events that could occur during the development process that will dictate the course we must take with our drug development efforts and the cost of these efforts. As a result, we cannot reasonably estimate the costs that we will incur through the commercialization of any product candidate. However, our future costs may exceed current costs as we anticipate we will continue to invest in our pipeline on our initiative to develop VP20621 (non-toxigenic strains of C. difficile), our phase 4 program for Cinryze, any additional studies to identify further therapeutic uses and expand the labeled indication for Cinryze to potentially include other C1 mediated diseases as well as new modes of administration for Cinryze. Also, we will incur additional costs as we intend to seek to commercialize Cinryze in Europe in countries where we have distribution rights and certain other countries beginning in 2011 as well as conduct studies to identify additional C1 mediated diseases, such as AMR and

DGF, which may be of interest for further clinical development, and to evaluate new forms of administration for Cinryze. In May 2011, Halozyme Therapeutics (Halozyme) granted us an exclusive worldwide license to use Halozyme’s proprietary Enhanze™ technology, a proprietary drug delivery platform using Halozyme’s recombinant human hyaluronidase enzyme (rHuPH20) technology in combination with a C1 esterase inhibitor. We intend to apply rHuPH20 initially to develop a novel subcutaneous formulation of Cinryze for routine prophylaxis against attacks. Under the terms of the license agreement, we paid Halozyme an initial upfront payment of $9 million. Additionally, we will pay an annual maintenance fee of $1 million to Halozyme until specified events have occurred. Pending successful completion of a series of clinical and regulatory milestones, anticipated to begin during 2011, we may make further milestone payments to Halozyme which could reach up to an additional $44 million related to HAE and up to $30 million of additional milestone payments for three additional indications. Upon regulatory approval, Halozyme will receive up to a 10% royalty on net sales of the combination product utilizing Cinryze and rHuPH20, depending on the existence of a valid patent claim in the country of sale.

The most significant of our near-term operating development cash outflows are as described under “Development Programs” as set forth below.

We are required to pay contingent consideration to Lev shareholders upon achievement of a commercial milestone related to Cinryze sales and additional consideration to Auralis shareholders upon achievement of a regulatory milestone. Additionally, our operating expenses will not decrease significantly if there is the introduction of a generic Vancocin.

In March 2010, President Obama signed into law the Patient Protection and Affordable Care Act (PPACA). The PPACA, as amended, will likely increase certain of our costs as well. For example, an increase in the Medicaid rebate rate from 15.1% to 23.1% was effective as of January 1, 2010, and the volume of rebated drugs has been expanded to include beneficiaries in Medicaid managed care organizations, effective as of March 23, 2010. In 2011, the PPACA also imposes a manufacturer’s fee on the sale of branded Pharmaceuticals (excluding orphan drugs) to specified government programs, expands the 340B drug discount program (excluding orphan drugs), and includes a 50% discount on brand name drugs for Medicare Part D participants in the coverage gap, or “donut hole”. We have determined that the manufacturing fee is immaterial relative to our anticipated 2011 operating income and cash flow. We have also estimated that our incremental cost associated with the Medicare Part D coverage gap will be approximately $7.8 million during 2011. Our evaluation of PPACA, as amended, will continue to enable us to determine not only the immediate effects on our business, but also the trends and changes that may be encouraged by the legislation that may potentially impact on our business over time.

While we anticipate that cash flows from Cinryze and Vancocin, as well as our current cash, cash equivalents and short-term investments, should allow us to fund our ongoing development and operating costs, as well as the interest payments on our senior convertible notes, we may need additional financing in order to expand our product portfolio. At June 30, 2011, we had cash, cash equivalents and short-term investments of $518.2 million. Short-term investments consist of high quality fixed income securities with remaining maturities of greater than three months at the date of purchase and high quality debt securities or obligation of departments or agencies of the United States. At June 30, 2011, the annualized weighted average nominal interest rate on our short-term investments was 0.29% and the weighted average length to maturity was 10.9 months.

From time to time, we may seek approval from our board of directors to evaluate additional opportunities to repurchase our common stock or convertible notes, including through open market purchases or individually negotiated transactions.

Overall Cash Flows

During the six months ended June 30, 2011, we generated $68.5 million of net cash from operating activities, primarily from our net income after adjustments for non-cash items partly offset by our net increase in working capital. We used $59.6 million of cash from investing activities mainly in the purchase of short-term investments, net of investment maturities. Our net cash used in financing activities for the six months ended June 30, 2011 was $45.9 million which relates to the common stock repurchase arrangement entered into during the quarter under our share repurchase program net of proceeds from stock option exercises. For the prior year period ended June 30, 2010, we generated $92.2 million of net cash from operating activities, primarily from our net income plus non-cash items and the change in accounts payable. We used $71.8 million of cash from investing activities mainly in the purchase of short-term investments, as well as in the purchase of Auralis and Vancocin assets and our net cash provided by financing activities for the six months ended June 30, 2010 was $1.1 million which relates to stock option exercises.

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

Core Development Programs

Cinryze—We acquired Cinryze in October 2008 and through June 30, 2011 have spent approximately $32.8 million in direct research and development costs related to Cinryze since acquisition. During the remainder of 2011, we continue to expect research and development costs related to Cinryze to increase as we complete our Phase 4 commitment and initiate our Phase 2 study to evaluate Cinryze for treatment of acute HAE in children. Additionally, we will incur costs related to evaluating additional indications, formulations and territories as we develop our life cycle program related to Cinryze such as our efforts on both our own and the C1 esterase inhibitor/rHuPH20 combination sub-subcutaneous formulations, AMR and DGF. We are solely responsible for the costs of Cinryze development.

VP20621—We acquired VP20621 in February 2006 and through June 30, 2011 have spent approximately $28.1 million in direct research and development costs. For the remainder of 2011, we expect our research and development activities related to VP20621 to increase as we continue our development program and in May 2011 we initiated a Phase 2 dose-ranging clinical study to evaluate the safety, tolerability, and efficacy of VP 20621 for prevention of recurrence of CDI in adults previously treated for CDI. We are solely responsible for the costs of VP20621 development.

Vancocin—We acquired Vancocin in November 2004 and through June 30, 2011 have spent approximately $2.9 million in direct research and development costs related to Vancocin activities since acquisition.

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

Business development activities

On May 28, 2010 we acquired a 100% ownership interest in Auralis Limited, a UK based specialty pharmaceutical company for approximately $14.5 million in upfront consideration for the acquisition of the company and its existing pharmaceutical licenses and products. We have also agreed to pay an additional payment of £10 million Pounds Sterling (approximately $16.0 million based on the June 30, 2011 exchange rate) upon the first regulatory approval of Buccolam which we anticipate will occur during the second half of 2011.

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

On March 14, 2011 we entered into a three month accelerated share repurchase (ASR) agreement with a large financial institution to repurchase $50.0 million of our common stock on an accelerated basis. We paid $50.0 million to the financial institution and received approximately 2.7 million shares under this arrangement at an average purchase price of $18.74 per share.

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

As of June 30, 2011, the Company has accrued $1.2 million in interest payable to holders of the senior convertible notes. Debt issuance costs of $4.8 million have been capitalized and are being amortized over the term of the senior convertible notes, with the balance to be amortized as of June 30, 2011 being $2.2 million.

The senior convertible notes are convertible into shares of our common stock at an initial conversion price of $18.87 per share. The senior convertible notes may only be converted: (i) anytime after December 15, 2016; (ii) during the five business-day period after any five consecutive trading day period (the “measurement period”) in which the price per note for each trading day of that measurement period was less than 98% of the product of the last reported sale price of our common stock and the conversion rate on each such day; (iii) during any calendar quarter (and only during such quarter) after the calendar quarter ending June 30, 2007, if the last reported sale price of our common stock for 20 or more trading days in a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter exceeds 130% of the applicable conversion price in effect on the last trading day of the immediately preceding calendar quarter; or (iv) upon the occurrence of specified corporate events. Upon conversion, holders of the senior convertible notes will receive shares of common stock, subject to ViroPharma’s option to irrevocably elect to settle all future conversions in cash up to the principal amount of the senior convertible notes, and shares for any excess. We can irrevocably elect this option at any time on or prior to the 35th scheduled trading day prior to the maturity date of the senior convertible notes. The senior convertible notes may be required to be repaid on the occurrence of certain fundamental changes, as defined in the senior convertible notes. As of June 30, 2011, the fair value of the principal of the $205.0 million convertible senior notes outstanding was approximately $251.7 million, based on the level 2 valuation hierarchy of the fair value measurements standard.

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

Capital Resources

While we anticipate that cash flows from Cinryze and Vancocin, as well as our current cash, cash equivalents and short-term investments, should allow us to fund our ongoing development and operating costs, as well as the interest payments on our senior convertible notes, we may need additional financing in order to expand our product portfolio. At June 30, 2011, we had cash, cash equivalents and short-term investments of $518.2 million. Our investments consist of high quality fixed income securities and high quality debt securities or obligation of departments or agencies of the United States. We generally invest in financial instruments with maturities of less than one year. At June 30, 2011, the annualized weighted average nominal interest rate on our investment portfolio was 0.29% and the weighted average length to maturity was 10.9 months.

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

Chargebacks and rebates are the most subjective sales related accruals. While we currently have no contracts with private third party payors, such as HMO’s, we do have contractual arrangements with governmental agencies, including Medicaid. We establish accruals for chargebacks and rebates related to these contracts in the period in which we record the sale as revenue. These accruals are based upon historical experience of government agencies’ market share, governmental contractual prices, our current pricing and then-current laws, regulations and interpretations. We analyze the accrual at least quarterly and adjust the balance as needed. These analyses have been adjusted to reflect the U.S. healthcare reform acts and their affect on governmental contractual prices and rebates. We believe that a 10% change in our estimate of the actual rate of sales subject to governmental rebates would affect our operating income and accruals by approximately $2.1 million in the period of adjustment.

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

On August 4, 2009 the FDA’s Pharmaceutical Science and Clinical Pharmacology Advisory Committee voted in favor of the component of the OGD’s 2008 draft guidelines on bioequivalence for Vancocin that permits bioequivalence to be demonstrated through comparable in vitro dissolution for potential vancomycin HCl capsule generic products that contain the same active and inactive ingredients in the same amounts as Vancocin, among other requirements. If FDA’s proposed bioequivalence method for Vancocin becomes effective, the time period in which a generic competitor could be approved would be reduced and multiple generics may enter the market, which would materially impact our operating results, cash flows and possibly intangible asset valuations. This could also result in a reduction to the useful life of the Vancocin-related intangible assets. Management currently believes there are no indicators that would require a change in useful life as management believes that Vancocin will continue to be utilized along with generics that may enter the market, and the number of generics and the timing of their market entry is unknown.

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

•

Share-Based Payments—We record the estimated grant date fair value of awards granted as stock-based compensation expense in our consolidated statements of operations over the requisite service period, which is generally the vesting period.

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

On May 2011, the FASB issued ASU 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs, and the IASB issued IFRS 13, Fair Value Measurement. The new guidance results in a consistent definition of fair value and common requirements for measurement of and disclosure about fair value between U.S. GAAP and IFRS. The ASU is effective for interim and annual periods beginning on or after December 15, 2011, with early adoption prohibited. The new guidance changes certain fair value measurement principles and disclosure requirements. We do not expect the amendments to U.S. GAAP to have a material impact on our results of operations, cash flows, and financial position.

On June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income (Topic 220). This standard eliminates the current option to report other comprehensive income and its components in the statement of changes in equity. The standard is intended to enhance comparability between entities that report under US GAAP and those that report under IFRS, and to provide a more consistent method of presenting non-owner transactions that affect an entity’s equity. Under the ASU, an entity can elect to present items of net income and other comprehensive income in one continuous statement, referred to as the statement of comprehensive income, or in two separate, but consecutive, statements. Each component of net income and each component of other comprehensive income, together with totals for comprehensive income and its two parts, net income and other comprehensive income, would need to be displayed under either alternative. The statement(s) would need to be presented with equal prominence as the other primary financial statements. The ASU does not change items that constitute net income and other comprehensive income, when an item of other comprehensive income must be reclassified to net income or the earnings-per-share computation (which will continue to be based on net income). The new US GAAP requirements are effective for public entities as of the beginning of a fiscal year that begins after December 15, 2011 and interim and annual periods thereafter. Early adoption is permitted, but full retrospective application is required under the accounting standards. We do not expect the amendments to U.S. GAAP to have a material impact on our results of operations, cash flows, and financial position.

Contractual Obligations

We have committed to purchase a minimum number of liters of plasma per year through 2015 from our supplier. Additionally, we are required to purchase a minimum number of units from our third party toll manufacturers. The total minimum purchase commitments for these continuing arrangements as of June 30, 2011 are approximately $335.2 million.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

Our holdings of financial instruments are primarily comprised of money market funds holding only U.S. government securities and fixed income securities, including a mix of corporate debt and government securities. All such instruments are classified as securities available for sale. Our debt security portfolio represents funds held temporarily pending use in our business and operations. We manage these funds accordingly. Our primary investment objective is the preservation of principal, while at the same time optimizing the generation of investment income. We seek reasonable assuredness of the safety of principal and market liquidity by investing in cash equivalents (such as Treasury bills and money market funds) and fixed income securities (such as U.S. government and agency securities, municipal securities, taxable municipals, and corporate notes) while at the same time seeking to achieve a favorable rate of return. Our market risk exposure consists principally of exposure to changes in interest rates. Our holdings are also exposed to the risks of changes in the credit quality of issuers. We generally invest in financial instruments with maturities of less than one year. The carrying amount, which approximates fair value based on the level 1 valuation hierarchy of the fair value measurement standard, and the annualized weighted average nominal interest rate of our investment portfolio at June 30, 2011, was approximately $127.8 million and 0.29%, respectively. The weighted average length to maturity was 10.9 months. A one percent change in the interest rate would have resulted in a $0.3 million impact to interest income for the quarter ended June 30, 2011.

At June 30, 2011, we had principal outstanding of $205.0 million of our senior convertible notes. The senior convertible notes bear interest at a rate of 2% per annum, payable semi-annually in arrears on March 15 and September 15 of each year commencing on September 15, 2007. The senior convertible notes are convertible into shares of our common stock at an initial conversion price of $18.87 per share. The senior convertible notes may only be converted: (i) anytime after December 15, 2016; (ii) during the five business-day period after any five consecutive trading day period (the “measurement period”) in which the price per note for each trading day of that measurement period was less than 98% of the product of the last reported sale price of our common stock and the conversion rate on each such day; (iii) during any calendar quarter (and only during such quarter) after the calendar quarter ending June 30, 2007, if the last reported sale price of our common stock for 20 or more trading days in a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter exceeds 130% of the applicable conversion price in effect on the last trading day of the immediately preceding calendar quarter; or (iv) upon the occurrence of specified corporate events. Upon conversion, holders of the senior convertible notes will receive shares of common stock, subject to our option to irrevocably elect to settle all future conversions in cash up to the principal amount of the senior convertible notes, and shares for any excess. We can irrevocably elect this option at any time on or prior to the 35th scheduled trading day prior to the maturity date of the senior convertible notes. The senior convertible notes may be required to be repaid on the occurrence of certain fundamental changes, as defined in the senior convertible notes. As of June 30, 2011, the fair value of the principal of the $205.0 million convertible senior notes outstanding was approximately $251.7 million, based on the level 2 valuation hierarchy of the fair value measurements standard. The carrying value of the debt at June 30, 2011 is $149.5 million.

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

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer, or CEO, and our Chief Financial Officer, or CFO, of the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of June 30, 2011. Based on that evaluation, our management, including our CEO and CFO, concluded that as of June 30, 2011 our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to the Company’s management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the second quarter of 2011 there were no significant changes in our internal control over financial reporting identified in connection with the evaluation of such controls that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

On May 26, 2011, we filed a notice of appeal to the United States Court of Appeals for the District of Columbia Circuit from the final order granting a motion to dismiss the Company’s motion for declaratory relief (the “Complaint”) against the Food and Drug Administration, Margaret A. Hamburg, M.D., in her official capacity as Commissioner of Food and Drug Administration, the United States Department of Health and Human Services (“HHS”), and Kathleen Sebelius, in her official capacity as Secretary of HHS, (collectively “FDA”) entered in the United States District Court for the District of Columbia (the “District Court”) on April 15, 2011. Pursuant to the Complaint, we sought review under the Administrative Procedure Act (“APA”) of the FDA’s decision to change its regulations to abandon its longstanding rule that an applicant for an Abbreviated New Drug Application (“ANDA”) seeking to demonstrate bioequivalence must do so through in vivo evidence unless the applicant obtains a waiver pursuant to the enumerated waiver criteria set forth in 21 C.F.R. § 320.22. We had requested that the Court determine that (i) the plain reading of FDA’s regulations requires in vivo bioequivalence testing unless one of the criteria set forth in 21 C.F.R. § 320.22 is satisfied, and (ii) FDA’s amendment of its regulations governing waiver of submission of in vivo bioequivalence evidence, without notice-and-comment rulemaking, violates 5 U.S.C. § 553 of the APA and was therefore invalid. The District Court did not address these arguments but instead granted the motion to dismiss brought by the defendants on a basis of a lack of standing. Our future filings with the United States Court of Appeals for the District of Columbia Circuit will specify the basis for the appeal.

From time to time we are a party to litigation in the ordinary course of our business. We do not believe these matters, even if adversely adjudicated or settled, would have a material adverse effect on our financial condition, results of operations or cash flows.

ITEM 1A.	Risk Factors

We are providing the following information regarding changes that have occurred to previously disclosed risk factors from our Annual Report on Form 10-K for the year ended December 31, 2010 and 10-Q for the quarter ended March 31, 2011. In addition to the other information set forth below and elsewhere in this report, you should carefully consider the factors discussed under the heading “Risk Factors” in our Form 10-K for the year ended December 31, 2010 and 10-Q for the quarter ended March 31, 2011. The risks described in our Quarterly Report on Form 10-Q are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

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

If we are required to find an additional or alternative source of supply, there may be additional costs and delays in the development or commercialization of our product candidates. Additionally, the FDA and other regulatory agencies routinely inspect manufacturing facilities before approving a new drug application, or NDA, or biologic application, or BLA, for a drug or biologic manufactured at those sites. If any of our manufacturers or processors fails to satisfy regulatory requirements, the approval and eventual commercialization of our products and product candidates may be delayed. For example, in addition to FDA, Sanquin is also subject to the requirements of the European health authorities which may impose on Sanquin obligations relating to facility maintenance and/or equipment modifications that could cause delays in Cinryze production.

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

In September 2010, in connection with an FDA pre-approval inspection of the larger scale manufacturing line under development by Sanquin, our contract manufacturer for Cinryze, FDA issued a notice of observations at the close of the inspection on FDA Form 483. The FDA also issued a complete response letter regarding Cinryze™ (C1 Esterase Inhibitor [Human]) industrial scale manufacturing expansion activities. The FDA requested additional information related to observations from the pre-approval inspection and review of the technical processes. In addition, during 2009, FDA inspected two sites maintained by our contract manufacturer for Cinryze and issued a notice of observations at the close of the inspection on FDA Form 483 for each site. The observations at one site were subsequently remedied and a notice to this effect was issued by the FDA. Responses to the observations made at the second site have been provided to the FDA, however, several of the responses remain the subject of continuing corrective and preventive action procedures. Also, at the close of the pre-approval inspection of the facility at which the Cinryze industrial scale manufacturing expansion activities will occur, the FDA issued a notice of observations on FDA Form 483. In May 2011, the FDA conducted a biennial inspection of one of the sites maintained by our contract manufacturer for Cinryze and issued a notice of observations at the close of the inspection on FDA Form 483 for such site. Responses to the observations made at this site have been provided to the FDA. Several of the responses remain the subject of continuing corrective and preventive action procedures. If any of our manufacturers or processors fails to satisfy regulatory requirements, operations at such facility may be halted which could result in our inability to supply product to patients and reduce our revenues.

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

There are numerous factors that could cause interruptions in the supply of our products, including regulatory reviews; changes in our sources for manufacturing; or disputes with a manufacturer. Our failure to timely locate and obtain replacement manufacturers as needed and conditions affecting the cost and availability of raw materials are magnified when the suppliers are limited in number. Any interruption in the supply of finished products could hinder our ability to timely distribute our products and satisfy customer demand. If we are unable to obtain adequate product supplies to satisfy our customers’ orders, we may lose those orders, our customers may cancel other orders, and they may choose instead to stock and purchase competing products. Supply interruptions may occur, and our inventory may not always be adequate. This in turn could cause a loss of our market share and negatively affect our revenues. We maintain limited property insurance which would only protect us from physical damage to our assets caused by certain types of occurrences to the extent of the value of the property damaged and would not cover lost revenue.

We are taking steps to increase manufacturing capacity for Cinryze, and a failure to increase timely such capacity could limit the rate at which additional new patients will receive Cinryze and will limit the number of doses provided to patients. This would result in a reduction of potential future revenues.

Pursuant to our distribution agreement, Sanquin Blood Supply Foundation supplies us with certain annual minimum and maximum amounts of C1 INH. We and Sanquin are undertaking process improvements and facility expansions to increase the capacity of the facilities involved in manufacturing Cinryze. Our efforts to increase manufacturing capacity have included several approaches. First, using the current processing scale equipment, an additional chromatography unit (PCP, or parallel chromatography process) was added which enabled the addition of production shifts to increase manufacturing output. Second, an additional small scale processing line is currently being installed and requires Sanquin to recruit and train a number of additional employees. When this second processing line is fully staffed and registered with FDA, it will provide additional output. This work is still ongoing and no filings have yet been made with FDA related to it. There can be no assurance that the personnel and regulatory review issues associated with this effort can be accomplished in a timely manner.

Third, we also are working on industrial scale manufacturing expansion activities. Sanquin must obtain the requisite regulatory approvals for this expansion in order to manufacture Cinryze for us at an increased capacity. On October 21, 2010, the United States Food and Drug Administration (FDA) issued a complete response letter regarding the facility to be utilized for the Cinryze industrial scale manufacturing expansion activities. The FDA requested additional information related to both (i) observations at the close of the pre-approval inspection and (ii) review of the technical processes. In order to manufacture Cinryze at the industrial scale we must respond to all FDA questions and satisfactorily complete the FDA review. We are finalizing our responses to FDA’s questions regarding the industrial scale process and will re-submit for this expansion as additional process information is established. While we believe that the data collected from our industrial scale manufacturing process demonstrates equivalence with the existing manufacturing process, we cannot guarantee that the FDA will agree with us in the timeframes we anticipate or at all as biologics such as Cinryze require processing steps that are more complex than those required for most chemical pharmaceuticals. When the industrial scale processing line is fully staffed and registered with FDA, it will provide additional output. This work is still ongoing and there can be no assurance that the personnel and regulatory review issues associated with this effort can be accomplished in a timely manner.

The FDA may view the data regarding equivalence of the industrial scale manufacturing process as insufficient or inconclusive, request additional data, require additional conformance batches, delay any decision past the time frames anticipated by us, or deny the approval of the industrial scale manufacturing process. In addition, our plans to increase manufacturing capacity through the construction of another small scale manufacturing line may not be completed in the time frame we anticipate or may not yield the volume of Cinryze we anticipate. In both cases, delays could arise as a result of many factors, including but not limited to, the availability of necessary equipment, validation of such equipment, the timing of regulatory reviews and approvals.

The number of patients enrolling into our treatment support service for patients with HAE and their healthcare providers, CinryzeSolutions, has periodically exceeded our expectations. For example, in 2010 we began to temporarily limit the rate at which additional patients are started on drug to ensure that those already receiving commercial product continue with a supply of Cinryze until capacity increases. If one or more of the manufacturing capacity expansion projects at Sanquin are delayed, or do not result in the capacity we anticipate, or if Sanquin cannot obtain necessary regulatory approvals for the contemplated facility expansions in the time frames we anticipate, or if we are not able to manufacture the anticipated volume of product at the existing scale, we may not be able to satisfy patient demand. Our inability to obtain adequate product supplies to satisfy our patient demand may create opportunities for our competitors and we will suffer a loss of potential future revenues.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Below is a summary of stock repurchases for the three months ended June 30, 2011:

Month	Total Number of Shares Purchased(1)	Average Price Paid per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs (in thousands)
April 1 – April 30	—	$—	—	$100,000,000

May 1 – May 31	—	$—	—	$100,000,000

June 1 – June 30	249,389	$20.05	249,389	$100,000,000

Total	249,389	$20.05	249,389

(1)	In March 2011, our Board of Directors authorized up to $150.0 million in funds for repurchases of ViroPharma Incorporated’s outstanding shares of common stock and 2% senior convertible notes due 2017. The $150.0 million authorization excludes fees and expenses and authorizes management to repurchase shares opportunistically in the open market, in block transactions, in private transactions or other techniques from time to time, depending on market conditions. All shares repurchased in the first quarter of 2011 were purchased pursuant to an accelerated share repurchase agreement that we entered into on March 14, 2011 with a large financial institution, pursuant to which we paid $50.0 million to the financial institution and received an initial delivery of 2.4 million shares of our common stock, representing approximately 90% of the shares that could have been purchased, based on the closing price of our common stock on March 14, 2011. In June 2011, we received an additional 249,389 shares in June 2011 upon termination of the share repurchase program in accordance with the terms of the agreement. In total, we received approximately 2.7 million shares under this arrangement at an average purchase price of $18.74 per share.
(2)	The Average Price Paid per Share is based on the price paid per share in the open market. The average price was determined at the completion of the accelerated share repurchase agreement based on the volume weighted-average-price of our stock during the term of the agreement.

During the period covered by this report, we did not sell any of our equity shares that were not registered under the Securities Act of 1933, as amended.

ITEM 6. Exhibits

List of Exhibits:

10.1*†	Collaboration and License Agreement between ViroPharma SPRL and Halozyme Inc. dated May 10, 2011.

10.2*†	Second Amendment to Project Agreement No. 2 between ViroPharma Incorporated and Norwich Pharmaceuticals, Inc. dated May 25, 2011.

31.1*	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial information from this Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2011, formatted in XBRL (Extensible Business Reporting Language) and furnished electronically herewith: (i) the Condensed Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Stockholders’ Equity; (iv) the Consolidated Statements of Cash Flows; and, (v) the Notes to the Consolidated Financial Statements.

*	Filed herewith.
†	Portions of this exhibit were omitted and filed separately with the Secretary of the Commission pursuant to an application for confidential treatment filed with the Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VIROPHARMA INCORPORATED

Date: July 28, 2011	By:	/s/ Vincent J. Milano
Vincent J. Milano
President and Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Charles A. Rowland, Jr.
Charles A. Rowland, Jr.
Vice President, Chief Financial Officer (Principal Financial Officer)

	By:	/s/ Richard S. Morris
Richard S. Morris
Vice President, Chief Accounting Officer (Principal Accounting Officer)