Form 10-Q
period 2011-09-30
VIROPHARMA INC
filed 2011-10-27
CIK 946840

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

or

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

Number of shares outstanding of the issuer’s Common Stock, par value $.002 per share, as of October 18, 2011: 70,542,868 shares.

VIROPHARMA INCORPORATED

ViroPharma Incorporated

Condensed Consolidated Balance Sheets

(unaudited)

(in thousands, except share and per share data)	September 30,	December 31,
	2011	2010
Assets
Current assets:
Cash and cash equivalents	$340,553	$426,732
Short-term investments	119,806	78,439
Accounts receivable, net	69,368	43,879
Inventory	64,387	54,388
Prepaid expenses and other current assets	12,648	13,959
Prepaid income taxes	3,606	2,000
Deferred income taxes	10,066	13,744

Total current assets	620,434	633,141
Intangible assets, net	595,321	619,712
Property, equipment and building improvements, net	12,597	11,468
Goodwill	6,290	6,228
Debt issue costs, net	3,723	2,397
Deferred income taxes	11,659	4,252
Other assets	4,724	10,376

Total assets	$1,254,748	$1,287,574

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$12,673	$10,215
Contingent consideration	—	10,973
Accrued expenses and other current liabilities	72,713	48,990
Income taxes payable	3,469	1,944

Total current liabilities	88,855	72,122
Other non-current liabilities	2,066	2,463
Deferred tax liability	166,889	176,111
Long-term debt	151,456	145,743

Total liabilities	409,266	396,439

Stockholders’ equity:
Preferred stock, par value $0.001 per share. 5,000,000 shares authorized; Series A convertible participating preferred stock; no shares issued and outstanding	—	—

Common stock, par value $0.002 per share. 175,000,000 shares authorized; issued and outstanding 70,542,125 shares at September 30, 2011 and 78,141,491 shares at December 31, 2010	157	156

Treasury shares, at cost. 8,151,583 shares at September 30, 2011 and 0 shares at December 31, 2010	(148,884)	—

Additional paid-in capital	733,761	717,375
Accumulated other comprehensive loss	(895)	(258)
Retained earnings	261,343	173,862

Total stockholders’ equity	845,482	891,135

Total liabilities and stockholders’ equity	$1,254,748	$1,287,574

See accompanying notes to unaudited consolidated financial statements.

ViroPharma Incorporated

Consolidated Statements of Operations

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2011	2010	2011	2010
Revenues:
Net product sales	$142,956	$117,781	$398,792	$317,389

Costs and Expenses:
Cost of sales (excluding amortization of product rights)	20,115	15,755	60,293	43,354
Research and development	22,927	10,188	53,770	29,153
Selling, general and administrative	31,353	24,991	91,729	71,333
Intangible amortization	7,208	7,079	23,261	22,273
Other operating expenses	10,863	532	16,889	532

Total costs and expenses	92,466	58,545	245,942	166,645

Operating income	50,490	59,236	152,850	150,744

Other Income (Expense):
Interest income	121	113	515	232
Interest expense	(3,142)	(2,915)	(9,165)	(8,656)
Other (expense) income, net	(2,949)	5,138	410	1,336

Income before income tax expense	44,520	61,572	144,610	143,656

Income tax expense	16,281	23,233	57,129	55,515

Net income	$28,239	$38,339	$87,481	$88,141

Net income per share:
Basic	$0.38	$0.49	$1.15	$1.13
Diluted	$0.35	$0.45	$1.04	$1.04

Shares used in computing net income per share:
Basic	73,808	77,895	75,871	77,744
Diluted	87,278	90,081	89,242	89,911

See accompanying notes to unaudited consolidated financial statements.

ViroPharma Incorporated

Consolidated Statements of Stockholders’ Equity

(unaudited)

	Preferred Stock		Common Stock		Treasury Shares		Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained Earnings	Total stockholders’ equity
(in thousands)	Number of shares	Amount	Number of shares	Amount	Number of shares	Amount
Balance, December 31, 2010	—	$—	78,141	$156	—	$—	$717,375	$(258)	$173,862	$891,135
Exercise of common stock options	—	—	514	1	—	—	3,847	—	—	3,848
Employee stock purchase plan	—	—	38	—	—	—	452	—	—	452
Share-based compensation	—	—	—	—	—	—	10,871	—	—	10,871
Unrealized gains on available for sale securities, net	—	—	—	—	—	—	—	12	—	12
Cumulative translation adjustment, net	—	—	—	—	—	—	—	(649)	—	(649)
Repurchase of shares	—	—	(8,151)	—	8,151	(148,884)	—	—	—	(148,884)
Stock option tax benefits	—	—	—	—	—	—	1,216	—	—	1,216
Net income	—	—	—	—	—	—	—	—	87,481	87,481

Balance, September 30, 2011	—	$—	70,542	$157	8,151	$(148,884)	$733,761	$(895)	$261,343	$845,482

See accompanying notes to unaudited consolidated financial statements.

ViroPharma Incorporated

Consolidated Statements of Cash Flows

(unaudited)

	Nine Months Ended September 30,
(in thousands)	2011	2010
Cash flows from operating activities:
Net income	$87,481	$88,141
Adjustments to reconcile net income to net cash provided by operating activities:

Non-cash share-based compensation expense	10,871	8,359
Non-cash interest expense	6,036	5,573
Non-cash charge for contingent consideration	4,663	532
Deferred tax provision	(13,132)	11,204
Depreciation and amortization expense	25,058	23,687
Impairment charge	8,496
Other, net	3,457	(1,371)
Changes in assets and liabilities:
Accounts receivable	(25,467)	(12,105)
Inventory	(9,954)	(4,814)
Prepaid expenses and other current assets	(1,335)	(2,282)
Prepaid income taxes and taxes payable	(84)	11,218
Other assets	5,921	(4,200)
Accounts payable	2,184	3,275
Accrued expenses and other current liabilities	23,790	10,577
Payment of contingent consideration	(6,019)	—
Other non-current liabilities	(399)	(367)

Net cash provided by operating activities	121,567	137,427

Cash flows from investing activities:
Purchase of Auralis, net of cash acquired	—	(13,152)
Purchase of Vancocin assets	(7,000)	(7,000)
Purchase of property, equipment and building improvements	(2,943)	(2,082)
Purchase of short-term investments	(118,328)	(64,761)
Maturities of short-term investments	76,058	—

Net cash used in investing activities	(52,213)	(86,995)

Cash flows from financing activities:
Payment for treasury shares acquired	(148,884)	—
Repayment of debt	—	(1,575)
Payment of financing costs	(1,591)	—
Payment of contingent consideration	(9,809)	—
Net proceeds from issuance of common stock	4,300	2,053
Excess tax benefits from share-based payment arrangements	1,216	1,237

Net cash (used in) provided by financing activities	(154,768)	1,715

Effect of exchange rate changes on cash	(765)	142

Net (decrease) increase in cash and cash equivalents	(86,179)	52,289
Cash and cash equivalents at beginning of period	426,732	331,672

Cash and cash equivalents at end of period	$340,553	$383,961

See accompanying notes to unaudited consolidated financial statements.

ViroPharma Incorporated

Notes to the Unaudited Consolidated Financial Statements

Note 1. Organization and Business Activities

ViroPharma Incorporated and subsidiaries is a global biotechnology company dedicated to the development and commercialization of products that address serious diseases, with a focus on products used by physician specialists or in hospital settings. We intend to grow through sales of our marketed products, through continued development of our product pipeline, expansion of sales into additional territories outside the United States and through potential acquisition or licensing of products or acquisition of companies. We expect future growth to be driven by sales of Cinryze, both domestically and internationally, sales of Buccolam in Europe, and by our primary development programs, including C1 esterase inhibitor and a non-toxigenic strain of C. difficile (VP20621).

We market and sell Cinryze in the United States for routine prophylaxis against angioedema attacks in adolescent and adult patients with hereditary angioedema (HAE). Cinryze is a C1 esterase inhibitor therapy for routine prophylaxis against HAE, also known as C1 inhibitor (C1-INH) deficiency, a rare, severely debilitating, life-threatening genetic disorder. Cinryze was acquired in October 2008 and in January 2010, we acquired expanded rights to commercialize Cinryze and future C1-INH derived products in certain European countries and other territories throughout the world as well as rights to develop future C1-INH derived products for additional indications. In June 2011, the European Commission granted us Centralized Marketing Authorization for Cinryze® in adults and adolescents with HAE for routine prevention, pre-procedure prevention and acute treatment of angioedema attacks. The approval also includes a self administration option for appropriately trained patients. We have begun to commercialize Cinryze in Europe and continue to evaluate our commercialization plans in countries where we have distribution rights.

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

In May 2010, we acquired Auralis Limited, a UK based specialty pharmaceutical company. The acquisition of Auralis provides us with the opportunity to accelerate our European commercial systems for potential future product launches and additional business development acquisitions. In connection with the Auralis acquisition, we acquired Buccolam® (Oromucosal Solution, Midazolam [as hydrochloride]). In September of 2011, the European Commission granted a Centralized Pediatric Use Marketing Authorization (PUMA) for Buccolam, for treatment of prolonged, acute, convulsive seizures in infants, toddlers, children and adolescents, from 3 months to less than 18 years of age. We intend to begin commercialization of Buccolam during the fourth quarter of 2011. The acquisition also provides us revenue from sales of Diamorphine (Diamorphine Hydrochloride BP Injection) for palliative care and acute pain relief in the United Kingdom.

Our product development portfolio is primarily focused on three programs, C1 esterase inhibitor [human], VP20621 and OX1.

We are working on developing further therapeutic uses, potential additional indications in other C1 mediated diseases, and alternative modes of administration for C1 esterase inhibitor. We are currently undertaking studies on the viability of subcutaneous administration of Cinryze. We intend to conduct ViroPharma sponsored studies and investigator-initiated studies (IIS) to identify further therapeutic uses and potentially expand the labeled indication for Cinryze to include other C1 mediated diseases, such as Antibody-Mediated Rejection (AMR) and Delayed Graft Function (DGF). Additionally, in May 2011, Halozyme Therapeutics (Halozyme) granted us an exclusive worldwide license to use Halozyme’s proprietary Enhanze™ technology, a proprietary drug delivery platform using Halozyme’s recombinant human hyaluronidase enzyme (rHuPH20) technology in combination with a C1 esterase inhibitor. We intend to apply rHuPH20 initially to develop an alternative subcutaneous formulation of Cinryze for routine prophylaxis against attacks of HAE. In September 2011, we initiated a Phase 2 study to evaluate the safety, and pharmacokinetics and pharmacodynamics of subcutaneous administration of Cinryze in combination with rHuPH20.

We are also developing VP20621 for the treatment and prevention of CDI. In May 2011, we initiated a Phase 2 dose-ranging clinical study to evaluate the safety, tolerability, and efficacy of VP 20621 for prevention of recurrence of CDI in adults previously treated for CDI.

On September 30, 2011, entered into a license agreement for the worldwide rights of Intellect Neurosciences, Inc. (INS) to its clinical stage drug candidate, OX1, which we expect to develop for the treatment of Friedreich’s Ataxia (FA), a rare, hereditary, progressive neurodegenerative disease. OX1, or indole-3-propionic acid (IPA), is a naturally occurring, small molecule that has potent anti-oxidant properties that can protect against neurodegenerative disease. In a recent Phase 1 safety and tolerability study conducted in the Netherlands, OX1 was demonstrated to be safe and well tolerated at all dose levels tested. We expect to initiate a phase 2 study within 12 to 18 months of the date of this agreement, after completion of longer-term toxicology studies. We intend to file for Orphan Drug Designation upon review of the phase 2 proof of concept data.

Under the terms of the agreement, we have exclusive worldwide rights to develop and commercialize OX1 for the treatment, management or prevention of any disease or condition covered by Intellect’s patents. We paid INS a $6.5 million up-front licensing fee

ViroPharma Incorporated

Notes to the Unaudited Consolidated Financial Statements—(Continued)

and may pay additional milestones up to $120 million based upon defined events. We will also pay a tiered royalty of up to a maximum percentage of low teens, based on annual net sales.

In addition to these programs, we have several other assets that we may make additional investments in. These investments will be limited and dependent on our assessment of the potential future commercial success of or benefits from the asset. These assets include maribavir for CMV and other compounds.

Basis of Presentation

The consolidated financial information at September 30, 2011 and for the three and nine months ended September 30, 2011 and 2010, is unaudited but includes all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary to state fairly the consolidated financial information set forth therein in accordance with accounting principles generally accepted in the United States of America. The interim results are not necessarily indicative of results to be expected for the full fiscal year. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2010 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission.

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

In October 2009, the FASB issued ASU No. 2009-13, Multiple-Deliverable Revenue Arrangements, or ASU 2009-13, formerly EITF Issue No. 08-1. ASU 2009-13, which amends existing revenue recognition accounting pronouncements that are currently within the scope of FASB ASC Topic 605 and provides accounting principles and application guidance on how the arrangement should be separated, and the consideration allocated. This guidance changes how to determine the fair value of undelivered products and services for separate revenue recognition. Allocation of consideration is now based on management’s estimate of the selling price for an undelivered item where there is no other means to determine the fair value of that undelivered item. This new approach is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. We adopted this ASU January 1, 2011. The adoption of the provisions of this guidance did not have a material impact on our results of operations, cash flows, and financial position.

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

ViroPharma Incorporated

Notes to the Unaudited Consolidated Financial Statements—(Continued)

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

In May 2011, the FASB issued ASU 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs, and the IASB issued IFRS 13, Fair Value Measurement. The new guidance results in a consistent definition of fair value and common requirements for measurement of and disclosure about fair value between U.S. GAAP and IFRS. The ASU is effective for interim and annual periods beginning on or after December 15, 2011, with early adoption prohibited. The new guidance changes certain fair value measurement principles and disclosure requirements. We do not expect the amendment to U.S. GAAP to have a material impact on our results of operations, cash flows, and financial position.

In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income (Topic 220). This standard eliminates the current option to report other comprehensive income and its components in the statement of changes in equity. The standard is intended to enhance comparability between entities that report under US GAAP and those that report under IFRS, and to provide a more consistent method of presenting non-owner transactions that affect an entity’s equity. Under the ASU, an entity can elect to present items of net income and other comprehensive income in one continuous statement, referred to as the statement of comprehensive income, or in two separate, but consecutive, statements. Each component of net income and each component of other comprehensive income, together with totals for comprehensive income and its two parts, net income and other comprehensive income, would need to be displayed under either alternative. The statement(s) would need to be presented with equal prominence as the other primary financial statements. This ASU does not change items that constitute net income and other comprehensive income, when an item of other comprehensive income must be reclassified to net income or the earnings-per-share computation (which will continue to be based on net income). The new US GAAP requirements are effective for public entities as of the beginning of a fiscal year that begins after December 15, 2011 and interim and annual periods thereafter. Early adoption is permitted, but full retrospective application is required under the accounting standard. We do not expect the amendment to U.S. GAAP to have a material impact on our results of operations, cash flows, and financial position.

In September 2011, the FASB issued ASU 2011-08, Testing Goodwill for Impairment (the revised standard) (Topic 350). The objective of this Update is to simplify how entities test goodwill for impairment. The amendments in the Update provide the option to first assess qualitative factors to determine whether it is necessary to perform the current two-step test. If an entity believes, as a result of its qualitative assessment, that it is more-likely-than-not (a likelihood of more than 50%) that the fair value of a reporting unit is less than its carrying amount, the quantitative impairment test is required. Otherwise, no further testing is required. The revised standard includes examples of events and circumstances that might indicate that a reporting unit’s fair value is less than its carrying amount. These include macro-economic conditions such as deterioration in the entity’s operating environment, entity-specific events such as declining financial performance, and other events such as an expectation that a reporting unit will be sold. An entity should also consider in its qualitative assessment the “cushion” between a reporting unit’s fair value and carrying amount if determined in a recent fair value calculation. The revised standard is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, if a company has not yet issued financial statements for the most recent annual or interim period, provided that the entity has not yet performed its 2011 annual impairment test. We do not expect the adoption of this guidance to have a material impact on our results of operations, cash flows, and financial position.

Note 2. Short-Term Investments

ViroPharma Incorporated

Notes to the Unaudited Consolidated Financial Statements—(Continued)

Short-term investments consist of fixed income securities with remaining maturities of greater than three months at the date of purchase, debt securities and equity securities. At September 30, 2011, all of our short-term investments are classified as available for sale investments and measured as level 1 instruments of the fair value measurements standard.

The following summarizes the Company’s available for sale investments at September 30, 2011:

(in thousands)	Cost	Gross unrealized gains	Gross unrealized losses	Fair value
September 30, 2011
Debt securities:
U.S. Treasury	$73,470	$37	$16	$73,491
Corporate	46,315	19	19	46,315

	$119,785	$56	$35	$119,806

Maturities of investments were as follows:
Less than one year	91,634	55	13	91,676
Greater than one year	28,151	1	22	28,130

Total	$119,785	$56	$35	$119,806

Note 3. Inventory

Inventory is stated at the lower of cost or market using actual cost.

(in thousands)	September 30, 2011	December 31, 2010
Raw Materials	$54,614	$37,994
Work In Process	4,793	10,570
Finished Goods	4,980	5,824

Total	$64,387	$54,388

Note 4. Intangible Assets

The following represents the balance of the intangible assets at September 30, 2011:

(in thousands)	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
Cinryze Product rights	$521,000	$61,344	$459,656
Vancocin Intangibles	168,099	46,399	121,700
Buccolam Product rights	6,352	53	6,299
Auralis Contract rights	9,054	1,388	7,666

Total	$704,505	$109,184	$595,321

ViroPharma Incorporated

Notes to the Unaudited Consolidated Financial Statements—(Continued)

The following represents the balance of the intangible assets at December 31, 2010:

(in thousands)	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
Cinryze Product rights	$521,000	$45,714	$475,286
Vancocin Intangibles	161,099	39,629	121,470
Auralis Contract rights	12,365	601	11,764
Auralis IPR&D (1)	11,192	—	11,192

Total	$705,656	$85,944	$619,712

(1)	non-amortizing

In December 2008, FDA changed its 2006 bioequivalence recommendation, which we have opposed since its original proposal in March 2006, by issuing draft guidance for establishing bioequivalence to Vancocin which would require generic products that have the same inactive ingredients in the same quantities as Vancocin (“Q1 and Q2 the same”) to demonstrate bioequivalence through comparative in-vitro dissolution testing. Under this latest proposed method, any generic product that is not Q1 and Q2 the same as Vancocin would need to conduct an in-vivo study with clinical endpoints to demonstrate bioequivalence with Vancocin.

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

A reduction in the useful life, as well as the timing and number of generics, will impact our cash flow assumptions and estimate of fair value, perhaps to a level that could result in an impairment charge. We will continue to monitor the actions of the FDA and consider the effects of our opposition actions and the announcements by generic competitors or other adverse events for additional impairment indicators. We will reevaluate the expected cash flows and fair value of our Vancocin-related assets at such time as a triggering event occurs.

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

As of September 30, 2011, we have paid an aggregate of $51.1 million to Lilly in additional purchase price consideration, as our net sales of Vancocin surpassed the maximum obligation level of $65 million in 2005 through 2011. In June 30, 2011, we satisfied our obligations to Lilly to make additional purchase price consideration payments under the purchase agreement.

On May 28, 2010 we acquired Auralis Limited, a UK based specialty pharmaceutical company. With the acquisition of Auralis we added one marketed product and several development assets to our portfolio. We recognized an intangible asset related to certain supply agreements for the marketed product and one of the development assets. Additionally, we have recognized in-process research and development (IPR&D) assets related to the development assets which are currently not approved. We determined that these assets meet the criterion for separate recognition as intangible assets and the fair value of these assets have been determined based upon discounted cash flow models. The supply agreements will be amortized over their useful life of 12 years. The IPR&D assets used in research and development activities are classified as indefinite-lived and will be subject to periodic impairment testing. The IPR&D assets will remain as indefinite-lived intangible assets until the projects are completed or abandoned. Upon completion of the projects, we will make a separate determination of the useful life of the asset and begin amortization.

ViroPharma Incorporated

Notes to the Unaudited Consolidated Financial Statements—(Continued)

In September of 2011, the European Commission granted a Centralized Pediatric Use Marketing Authorization (PUMA) for Buccolam, for treatment of prolonged, acute, convulsive seizures in infants, toddlers, children and adolescents, from 3 months to less than 18 years of age. This asset was previously classified as an IPR&D asset. As a result of this approval we will begin to amortize this asset over its estimated useful life of 10 years.

Due to the approval and the pending launch of Buccolam, coupled with the approval and launch of Cinryze in Europe, we have decided to alter our development and commercialization plans for the remaining Auralis IPR&D asset. The decision resulted in the impairment of the IPR&D asset and the Auralis Contract rights. Accordingly, we recorded a charge of approximately £5.4 million (approximately $8.5 million) during the quarter ended September 30, 2011.

Note 5. Debt

Long-term debt as of September 30, 2011 and December 31, 2010 is summarized in the following table:

(in thousands)	September 30, 2011	December 31, 2010
Senior convertible notes	$151,456	$145,743
less: current portion	—	—

Total debt principal	$151,456	$145,743

Convertible Notes

As of September 30, 2011 senior convertible notes representing $205.0 million of principal debt are outstanding with a carrying value of $151.5 million.

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

As of September 30, 2011, we have accrued $0.2 million in interest payable to holders of the senior convertible notes. Debt issuance costs of $4.8 million have been capitalized and are being amortized over the term of the senior convertible notes, with the balance to be amortized as of September 30, 2011 being $2.1 million.

The senior convertible notes are convertible into shares of our common stock at an initial conversion price of $18.87 per share. The senior convertible notes may only be converted: (i) anytime after December 15, 2016; (ii) during the five business-day period after any five consecutive trading day period (the “measurement period”) in which the price per note for each trading day of that measurement period was less than 98% of the product of the last reported sale price of our common stock and the conversion rate on each such day; (iii) during any calendar quarter (and only during such quarter) after the calendar quarter ending June 30, 2007, if the last reported sale price of our common stock for 20 or more trading days in a period of 30 consecutive trading days ending on the last trading day of the

ViroPharma Incorporated

Notes to the Unaudited Consolidated Financial Statements—(Continued)

immediately preceding calendar quarter exceeds 130% of the applicable conversion price in effect on the last trading day of the immediately preceding calendar quarter; or (iv) upon the occurrence of specified corporate events. Upon conversion, holders of the senior convertible notes will receive shares of common stock, subject to ViroPharma’s option to irrevocably elect to settle all future conversions in cash up to the principal amount of the senior convertible notes, and shares for any excess. We can irrevocably elect this option at any time on or prior to the 35th scheduled trading day prior to the maturity date of the senior convertible notes. The senior convertible notes may be required to be repaid on the occurrence of certain fundamental changes, as defined in the senior convertible notes. As of September 30, 2011, the fair value of the principal of the $205.0 million convertible senior notes outstanding was approximately $248.1 million, based on the level 2 valuation hierarchy of the fair value measurements standard.

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

Credit Facility

On September 9, 2011, we entered into a $200 million, three-year senior secured revolving credit facility (the “Credit Facility”), the terms of which are set forth in a Credit Agreement dated as of September 9, 2011 (the “Credit Agreement”) with JPMorgan Chase Bank, N.A., as administrative agent, BMO Harris Financing Inc., TD Bank, N.A. and Morgan Stanley Bank, NA as co-syndication agents and certain other lenders.

The Credit Facility is available for working capital and general corporate purposes, including acquisitions which comply with the terms of the Credit Agreement. The Credit Agreement provides separate sub-limits for letters of credit up to $20 million and swing line loans up to $10 million.

The Credit Agreement requires us to maintain (i) a maximum senior secured leverage ratio of less than 2.00 to 1.00, (ii) a maximum total leverage ratio of less than 3.50 to 1.00, (iii) a minimum interest coverage ratio of greater than 3.50 to 1.00 and (iv) minimum liquidity equal to or greater than the sum of $100,000,000 plus the aggregate amount of certain contingent consideration payments resulting from business acquisitions payable by us within a specified time period. The Credit Agreement also contains certain other

ViroPharma Incorporated

Notes to the Unaudited Consolidated Financial Statements—(Continued)

usual and customary affirmative and negative covenants, including but not limited to, limitations on capital expenditures, asset sales, mergers and acquisitions, indebtedness, liens, dividends, investments and transactions with affiliates.

Our obligations under the Credit Facility are guaranteed by certain of our domestic subsidiaries (the “Subsidiary Guarantors”) and are secured by substantially all of our assets and the assets of the Subsidiary Guarantors. Borrowings under the Credit Facility will bear interest at an amount equal to a rate calculated based on the type of borrowing and our senior secured leverage ratio (as defined in the Credit Agreement) from time to time. For loans (other than swing line loans), we may elect to pay interest based on adjusted LIBOR plus between 2.25% and 2.75% or an Alternate Base Rate (as defined in the Credit Agreement) plus between 1.25% and 1.75%. We will also pay a commitment fee of between 35 to 45 basis points, payable quarterly, on the average daily unused amount of the Credit Facility based on our senior secured leverage ratio from time to time.

As of the date of this filing, we have not drawn any amounts under the Credit Facility.

As of September 30, 2011, we have accrued $0.0 million in interest expense for the revolver. Financing costs of approximately $1.6 million incurred to establish the Credit Facility were deferred and are being amortized to interest expense over the life of the Credit Facility, with an unamortized balance of $1.6 million as of September 30, 2011.

Note 6. Stockholder’s Equity

Preferred Stock

The Company’s Board of Directors has the authority, without action by the holders of common stock, to issue up to 5,000,000 shares of preferred stock from time to time in such series and with such preference and rights as it may designate.

Share Repurchase Program

On March 9, 2011, our Board of Directors authorized the use of up to $150 million to repurchase shares of our common stock and/or our 2% Senior Convertible Notes due 2017. Purchases may be made by means of open market transactions, block transactions, privately negotiated purchase transactions or other techniques from time to time.

On March 14, 2011, we entered into a three month accelerated share repurchase (ASR) agreement with a large financial institution to repurchase $50.0 million of our common stock on an accelerated basis. We paid $50.0 million to the financial institution and received approximately 2.7 million shares under this arrangement at an average purchase price of $18.74 per share.

During the third quarter of 2011, we reacquired approximately 5.5 million shares at a cost of approximately $98.9 million or an average price of $18.04 per share. These purchases effectively completed the repurchase program authorized by our board on March 9, 2011.

On September 14, 2011, our Board of Directors authorized the use of up to an additional $200 million to repurchase shares of our common stock and/or our 2% Senior Convertible Notes due 2017. Purchases may be made by means of open market transactions, block transactions, privately negotiated purchase transactions or other techniques from time to time.

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

ViroPharma Incorporated

Notes to the Unaudited Consolidated Financial Statements—(Continued)

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

•	Time vesting RSUs are based on the market value of our stock on the date of grant. Compensation expense for time vesting RSUs is recognized over the vesting period.

The vesting period for our stock awards is the requisite service period associated with each grant.

Our share-based compensation expense is comprised of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2011	2010	2011	2010
Stock options	$3,268	$2,916	$9,302	$8,264
Performance shares	285	—	1,171	—
Restricted shares	117	—	283	—
Employee Stock Purchase Plan	38	35	115	95

Total	$3,708	$2,951	$10,871	$8,359

Our share-based compensation expense is recorded as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2011	2010	2011	2010
Research and development	$904	$866	$2,890	$2,504
Selling, general and administrative	2,804	2,085	7,981	5,855

Total	$3,708	$2,951	$10,871	$8,359

We currently have three shared-based award plans in place: a 1995 Stock Option and Restricted Share Plan (1995 Plan), a 2001 Equity Incentive Plan (2001 Plan) and a 2005 Stock Option and Restricted Share Plan (2005 Plan) (collectively, the “Plans”).

The following table lists information about these equity plans at September 30, 2011:

ViroPharma Incorporated

Notes to the Unaudited Consolidated Financial Statements—(Continued)

	1995 Plan	2001 Plan	2005 Plan	Combined
Shares authorized for issuance	4,500,000	500,000	12,850,000	17,850,000
Shares outstanding	4,500,000	434,854	8,713,683	13,648,537

Shares available for grant	—	65,146	4,136,317	4,201,463

Employee Stock Option Plans

We issued 1,778,278 stock options during the nine months ended September 30, 2011. The weighted average fair value of the grants was estimated at $ 11.37 per share using the Black-Scholes option-pricing model using the following assumptions:

Expected dividend yield	-
Range of risk free interest rate	1.35%	-	2.87%
Weighted-average volatility	67.99%
Range of volatility	64.64%	-	69.32%
Range of expected option life (in years)	5.50	-	6.25

We have 9,548,737 option grants outstanding at September 30, 2011 with exercise prices ranging from $0.99 per share to $25.90 per share and a weighted average remaining contractual life of 6.77 years. The following table lists the outstanding and exercisable option grants as of September 30, 2011:

	Number of options	Weighted average exercise price	Weighted average remaining contractual term (years)	Aggregate intrinsic value
				(in thousands)
Outstanding	9,548,737	$11.77	6.77	$61,248
Exercisable	5,345,422	$10.51	5.35	$41,387

The following tables summarizes information regarding our stock option awards at September 30, 2011:

	Shares Under Option	Weighted Average Exercise Price
Balance at December 31, 2010	8,553,332	$10.45
Granted	1,778,278	$17.96
Exercised	(513,911)	$7.49
Forfeited and cancelled	(268,962)	$18.72

Balance at September 30, 2011	9,548,737	$11.77

As of September 30, 2011, there was $28.9 million of total unrecognized compensation cost related to unvested share-based payments (including share options) granted under the Plans. That cost is expected to be recognized over a weighted-average period of 2.81 years.

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

ViroPharma Incorporated

Notes to the Unaudited Consolidated Financial Statements—(Continued)

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

Nine Months Ended September 30,
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

At September 30, 2011, for the purposes of determining stock based compensation we assumed 253,721 and 16,928 performance condition PSUs and TSR based PSUs outstanding, respectively, with weighted-average grant date fair values of $ 17.84 and $ 24.38, respectively.

At September 30, 2011, there was approximately $ 3.7 million of unrecognized compensation cost related to all PSUs that is expected to be recognized over a weighted-average period of approximately 2.27 years.

The following table summarizes select information regarding our PSUs as of September 30, 2011:

	Share Units (in thousands)	Weighted- average grant date fair value
Balance at December 31, 2010	—	$—
Granted	173,107	$18.50
Vested	—	$—
Forfeited	(4,250)	$18.49

Balance at September 30, 2011	168,857	$18.50

Restricted Stock Awards

Beginning in 2011, we also grant our non-employee directors restricted stock awards that vest after one year of service. The fair value of a restricted stock award is equal to the closing price of our common stock on the grant date. The following summarizes select information regarding our restricted stock awards as of September 30, 2011:

ViroPharma Incorporated

Notes to the Unaudited Consolidated Financial Statements—(Continued)

	Share Units (in thousands)	Weighted- average grant date fair value
Balance at December 31, 2010	—	$—
Granted	27,000	$17.30
Vested	—	$—
Forfeited	—	$—

Balance at September 30, 2011	27,000	$17.30

As of September 30, 2011, there was approximately $ 0.18 million of unrecognized compensation cost related to RSUs that is expected to be recognized over a weighted average period of 0.39 years.

Employee Stock Purchase Plan

During the first nine months of 2011, 16,991 shares were sold to employees. During the year ended December 31, 2010, 48,909 shares were sold to employees. As of September 30, 2011 there are approximately 413,069 shares available for issuance under this plan.

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

Note 8. Income Tax Expense

Our income tax expense was $16.3 million and $23.2 million for the quarters ended September 30, 2011 and 2010, respectively and $57.1 million and $55.5 million for the nine months ended September 30, 2011 and September 30, 2010, respectively. Our income tax expense includes federal, state and foreign income taxes at statutory rates and the effects of various permanent differences.

Our effective tax rates for the quarters ended September 30, 2011 and 2010 were 36.6% and 37.7%, respectively. For the nine months ended September 30, 2011 and September 30, 2010, our effective tax rates were 39.5% and 38.6%, respectively. Our effective tax rate is higher than the statutory U.S. tax rate in all periods primarily due to state income taxes and certain share-based compensation that is not tax deductible. In addition, the effective tax rates for the quarter and nine months ended September 30, 2011 are higher than the statutory U.S. tax rate due to an increase in the fair value of contingent consideration that is not deductible for tax purposes. The increase in the effective tax rate during 2011 caused by the above referenced items is partially offset by the recognition during the third quarter of 2011 of the tax benefit associated with domestic manufacturing tax deductions claimed.

During the nine months ended September 30, 2011, we had no material changes to our liability for uncertain tax positions. The examination of our 2008 U.S. income tax return concluded during the quarter ended March 31, 2011 with no material adjustments. Various state income tax returns are currently under examination. At this time, we do not believe that the results of these examinations will have a material impact on our financial statements.

Note 9. Comprehensive Income

The following table reconciles net income to comprehensive income for the three and nine months ended September 30, 2011 and 2010:

ViroPharma Incorporated

Notes to the Unaudited Consolidated Financial Statements—(Continued)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2011	2010	2011	2010
Net income	$28,239	$38,339	$87,481	$88,141
Other comprehensive:
Unrealized (loss) gains on available for sale securities, net (1)	(35)	27	13	31
Currency translation adjustments, net	(1,601)	(77)	(649)	(776)

Comprehensive income	$26,603	$38,289	$86,844	$87,396

(1)	Net of federal and state income taxes

Note 10. Earnings per share

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2011	2010	2011	2010
Basic Earnings Per Share
Net income	$28,239	$38,339	$87,481	$88,141
Common stock outstanding (weighted average)	73,808	77,895	75,871	77,744

Basic net income per share	$0.38	$0.49	$1.15	$1.13

Diluted Earnings Per Share

Net income	$28,239	$38,339	$87,481	$88,141
Add interest expense on senior convertible notes, net of income tax	1,936	1,802	5,663	5,357

Diluted net income	$30,175	$40,141	$93,144	$93,498

Common stock outstanding (weighted average)	73,808	77,895	75,871	77,744
Add shares from senior convertible notes	10,864	10,864	10,864	10,864
Add “in-the-money” stock options and stock awards	2,606	1,322	2,507	1,303

Common stock equivalents	87,278	90,081	89,242	89,911

Diluted net income per share	$0.35	$0.45	$1.04	$1.04

The following common shares that are associated with stock options were excluded from the calculations as their effect would be anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2011	2010	2011	2010
“Out-of-the-money” stock options	2,266	5,827	1,825	5,685

Note 11. Fair Value Measurement

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

ViroPharma Incorporated

Notes to the Unaudited Consolidated Financial Statements—(Continued)

financial instrument. Level 3 inputs are unobservable inputs based on our own assumptions used to measure assets and liabilities at fair value. A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement.

The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of September 30, 2011:

		Fair Value Measurements at September 30, 2011
(in thousands)	Total Carrying Value at September 30, 2011	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$340,553	$340,553	$—	$—
Short term investments	$119,806	$119,806	$—	$—

Valuation Techniques—Cash, cash equivalents and short-term investments are measured at fair value using quoted market prices and are classified within Level 1 of the valuation hierarchy. There were no changes in valuation techniques during the quarter ended September 30, 2011.

There were no transfers into or out of Levels 1 and 2. The contingent consideration liability previously disclosed in Level 3 was settled during the third quarter of 2011. At June 30, 2011 this liability had a fair value of approximately $13.9 million. During the quarter, we recorded an additional charge to income of approximately $2.1 million, prior to the settlement of this liability.

We believe that the fair values of our current assets and current liabilities approximate their reported carrying amounts.

Note 12. Acquisitions

Auralis

On May 28, 2010 we acquired a 100% ownership interest in Auralis Limited, a UK based specialty pharmaceutical company for approximately $14.5 million in upfront consideration for the acquisition of the company and its existing pharmaceutical licenses and products. We also agreed to pay an additional payment of £10 million Pounds Sterling upon the first regulatory approval of Buccolam.

The acquisition provides us with the opportunity to accelerate our European commercial systems, which will be utilized in the commercial launch of Cinryze™ (C1 esterase inhibitor [human]) in Europe, for future product launches and potential additional business development acquisitions. The acquisition also provides immediate revenue from sales of a marketed product in the UK.

In September of 2011, the European Commission granted a Centralized Pediatric Use Marketing Authorization (PUMA) for Buccolam, and accordingly the additional consideration was paid. The U.S. dollar equivalent of the payment was approximately $15.8 million. The fair value of the contingent consideration recognized on the acquisition date ($9.0 million) was estimated by applying a discount rate based on an implied rate of return from the acquisition to the risk probability weighted asset cash flows and the expected approval date. This fair value was based on significant inputs not observable in the market, which are referred to in the guidance as Level 3 inputs. The contingent consideration was classified as a liability and was subject to the recognition of subsequent changes in fair value.

The results of Auralis’s operations have been included in the Consolidated Statement of Operations beginning June 1, 2010.

ViroPharma Incorporated

Notes to the Unaudited Consolidated Financial Statements—(Continued)

$0.5 million as a result of the acquisition. As of the date of this filing, we have not received valuations from our independent valuation specialist, including the determination of the fair value of the contingent consideration given.

Note 13. Supplemental Cash Flow Information

	Nine Months Ended September 30,
(in thousands)	2011	2010
Supplemental disclosure of non-cash transactions:
Employee share-based compensation	$10,871	$8,359
Unrealized gains on available for sale securities, net	12	31
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$69,930	$31,742
Cash paid for interest	4,141	4,100
Cash received for stock option exercises	3,848	1,850
Cash received for employee stock purchase plan	368	271

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ViroPharma Incorporated and subsidiaries is a global biotechnology company dedicated to the development and commercialization of products that address serious diseases, with a focus on products used by physician specialists or in hospital settings. We intend to grow through sales of our marketed products, through continued development of our product pipeline, expansion of sales into additional territories outside the United States and through potential acquisition or licensing of products or acquisition of companies. We expect future growth to be driven by sales of Cinryze, both domestically and internationally, sales of Buccolam in Europe, and by our primary development programs, including C1 esterase inhibitor and a non-toxigenic strain of C. difficile (VP20621).

We market and sell Cinryze in the United States for routine prophylaxis against angioedema attacks in adolescent and adult patients with hereditary angioedema (HAE). Cinryze is a C1 esterase inhibitor therapy for routine prophylaxis against HAE, also known as C1 inhibitor (C1-INH) deficiency, a rare, severely debilitating, life-threatening genetic disorder. Cinryze was acquired in October 2008 and in January 2010, we acquired expanded rights to commercialize Cinryze and future C1-INH derived products in certain European countries and other territories throughout the world as well as rights to develop future C1-INH derived products for additional indications. In June 2011, the European Commission granted us Centralized Marketing Authorization for Cinryze® in adults and adolescents with HAE for routine prevention, pre-procedure prevention and acute treatment of angioedema attacks. The approval also includes a self administration option for appropriately trained patients. We have begun to commercialize Cinryze in Europe and continue to evaluate our commercialization plans in countries where we have distribution rights.

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

In May 2010, we acquired Auralis Limited, a UK based specialty pharmaceutical company. The acquisition of Auralis provides us with the opportunity to accelerate our European commercial systems for potential future product launches and additional business development acquisitions. In connection with the Auralis acquisition, we acquired Buccolam® (Oromucosal Solution, Midazolam [as hydrochloride]). In September of 2011, the European Commission granted a Centralized Pediatric Use Marketing Authorization (PUMA) for Buccolam, for treatment of prolonged, acute, convulsive seizures in infants, toddlers, children and adolescents, from 3 months to less than 18 years of age. We intend to begin commercialization of Buccolam during the fourth quarter of 2011. The acquisition also provides us revenue from sales of Diamorphine (Diamorphine Hydrochloride BP Injection) for palliative care and acute pain relief in the United Kingdom.

Our product development portfolio is primarily focused on three programs, C1 esterase inhibitor [human], VP20621 and OX1.

We are working on developing further therapeutic uses, potential additional indications in other C1 mediated diseases, and alternative modes of administration for C1 esterase inhibitor. We are currently undertaking studies on the viability of subcutaneous administration of Cinryze. We intend to conduct ViroPharma sponsored studies and investigator-initiated studies (IIS) to identify further therapeutic uses and potentially expand the labeled indication for Cinryze to include other C1 mediated diseases, such as Antibody-Mediated Rejection (AMR) and Delayed Graft Function (DGF). Additionally, in May 2011, Halozyme Therapeutics (Halozyme) granted us an exclusive worldwide license to use Halozyme’s proprietary Enhanze™ technology, a proprietary drug delivery platform using Halozyme’s recombinant human hyaluronidase enzyme (rHuPH20) technology in combination with a C1 esterase inhibitor. We intend to apply rHuPH20 initially to develop an alternative subcutaneous formulation of Cinryze for routine prophylaxis against attacks of HAE. In September 2011, we initiated a Phase 2 study to evaluate the safety, and pharmacokinetics and pharmacodynamics of subcutaneous administration of Cinryze in combination with rHuPH20.

We are also developing VP20621 for the treatment and prevention of CDI. In May 2011, we initiated a Phase 2 dose-ranging clinical study to evaluate the safety, tolerability, and efficacy of VP 20621 for prevention of recurrence of CDI in adults previously treated for CDI.

On September 30, 2011, we entered into a license agreement for the worldwide rights of Intellect Neurosciences, Inc. (INS) to its clinical stage drug candidate, OX1, which we expect to develop for the treatment of Friedreich’s Ataxia (FA), a rare, hereditary, progressive neurodegenerative disease. OX1, or indole-3-propionic acid (IPA), is a naturally occurring, small molecule that has potent anti-oxidant properties that can protect against neurodegenerative disease. In a recent Phase 1 safety and tolerability study conducted in the Netherlands, OX1 was demonstrated to be safe and well tolerated at all dose levels tested. We expect to initiate a phase 2 study within 12 to 18 months of the date of this agreement, after completion of longer-term toxicology studies. We intend to file for Orphan Drug Designation upon review of the phase 2 proof of concept data.

Under the terms of the agreement, we have exclusive worldwide rights to develop and commercialize OX1 for the treatment, management or prevention of any disease or condition covered by Intellect’s patents. We paid INS a $6.5 million up-front licensing fee and may pay additional milestones up to $120 million based upon defined events. We will also pay a tiered royalty of up to a maximum percentage of low teens, based on annual net sales.

In addition to these programs, we have several other assets that we may make additional investments in. These investments will be limited and dependent on our assessment of the potential future commercial success of or benefits from the asset. These assets include maribavir for CMV and other compounds.

Duocort Pharma AB

On October 26, 2011, we entered into an agreement to acquire a 100% ownership interest in Duocort Pharma AB (Duocort), a Swedish based specialty pharmaceutical company for approximately 220 million SEK (approximately $33 million) in cash. We have also agreed to pay future additional consideration upon the achievement of certain events. This additional consideration may range from 240 million SEK to 860 million SEK (approximately $37 million to $131 million). The closing of the transaction is subject to the prior satisfaction of certain conditions, which we anticipate will occur prior to year-end. Duocorts primary drug candidate, currently in development, is Plenadren, a once-daily duel-release hydrocortisone replacement therapy for patients with chronic adrenal insufficiency.

Executive Summary

Since June 30, 2011, we experienced the following:

Business Activities

Cinryze:

•	Shipped approximately 17,000 doses of Cinryze to specialty pharmacy/specialty distributors (SP/SD’s);

•	Initiated a Phase 2 study to evaluate the safety, and pharmacokinetics and pharmacodynamics of subcutaneous administration of Cinryze in combination with rHuPH20; and,

•	Began commercial sales of Cinryze in Europe;

Buccolam:

•	The European Commission granted a PUMA for Buccolam, we anticipate a product launch in the fourth quarter;

C. difficile infection (CDI):

•	Vancocin scripts decreased 0.9% in the third quarter of 2011 as compared to the third quarter of 2010; and,

•	Volume increased 7% compared to the third quarter of 2010;

Business Development:

•	Entered into the INS license agreement; and,

•	After the end of the quarter, entered into an agreement to acquire Duocort, which we anticipate will occur prior to year end;

Financial Results

•	Increased net sales of Cinryze to $65.4 million as compared to $49.1 million in the third quarter of 2010, or 33.2%;

•	Net sales of Vancocin increased to $76.6 million from $67.6 million in the third quarter of 2010, or 13.1%; and,

•	Reported net income of $28.2 million in the third quarter of 2011 compared to $38.3 million in the same quarter of 2010;

Liquidity

•	Generated net cash from operations of $121.6 million;

•	Entered into $200 million revolving credit facility;

•	Ended the third quarter of 2011 with working capital of $531.6 million, which includes cash and cash equivalents and short-term investments of $460.4 million; and

•

Repurchased an additional 5.5 million shares of our common stock at a cost of approximately $98.9 million that substantially completed the $150 million securities repurchase program previously announced, and we announced an additional $200 million buyback program.

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

The FDA approved Cinryze for routine prophylaxis against angioedema attacks in adolescent and adult patients with hereditary angioedema on October 10, 2008. Cinryze became commercially available for routine prophylaxis against HAE in December 2008. The commercial success of Cinryze depends on several factors, including: the number of patients with HAE that may be treated with Cinryze; manufacturing or supply interruptions and capacity which could impair our ability to acquire an adequate supply of Cinryze to meet demand for the product; and our ability to achieve expansion of manufacturing capabilities in the capacities and timeframes currently anticipated acceptance by physicians and patients of Cinryze as a safe and effective treatment; our ability to effectively market and distribute Cinryze in the United States; cost effectiveness of HAE treatment using Cinryze; relative convenience and ease of administration of Cinryze; potential advantages of Cinryze over alternative treatments; the timing of the approval of competitive products including another C1 esterase inhibitor for the acute treatment of HAE; the market acceptance of competing approved products such as Berinert; patients’ ability to obtain sufficient coverage or reimbursement by third-party payors; variations in dosing arising from physician preferences and patient compliance; sufficient supply and reasonable pricing of raw materials necessary to manufacture Cinryze; In addition, our ability to develop life cycle management plans for Cinryze, including designing and commencing clinical studies for additional indications and pursuing regulatory approvals in additional indications or territories will impact our ability to generate future revenues from Cinryze. In Europe, the European Commission has granted us Centralized Marketing Authorization for Cinryze in adults and adolescents with HAE for routine prevention, pre-procedure prevention and acute treatment of angioedema attacks. The approval also includes a self administration option for appropriately trained patients. In addition, the European Commission has granted us a PUMA for Buccolam. The commercial success of each of these products in Europe will depend on a number of factors, including the impact of the loss of orphan designation on Cinryze, market acceptance of each of the products and our ability to manufacture sufficient quantities of product to meet patient needs.

In March 2010, President Obama signed into law the Patient Protection and Affordable Care Act (PPACA), which was amended by the Health Care and Education Reconciliation Act of 2010. PPACA, as amended, is a sweeping measure intended to expand healthcare coverage within the United States, primarily through the imposition of health insurance mandates on employers and individuals and expansion of the Medicaid program. Several provisions of the new law, which have varying effective dates, will affect us. These include new requirements on private insurance companies that prohibit coverage denials because of a pre-existing condition; prohibit the application of annual and lifetime benefits limits on health insurance policies; and prohibit coverage rescissions (except for fraud) and health-based insurance rating. In addition, PPACA, as amended, funds an interim high risk pool that states can draw on; following the expiration of this high risk pool funding, it provides for the creation of state-run “exchanges” that will allow people without employer-provided coverage, or who cannot afford their employer’s plan, to buy health insurance; and provides federal subsidies to those who cannot afford premiums. Collectively, these factors may increase the availability of reimbursement for patients seeking the products that ViroPharma commercializes. However, the Act, as amended, will likely increase certain of our costs as well. For example, an increase in the Medicaid rebate rate from 15.1% to 23.1% was effective as of January 1, 2010, and the volume of rebated drugs has been expanded to include beneficiaries in Medicaid managed care organizations, effective as of March 23, 2010. In 2011, PPACA also imposes a manufacturer’s fee on the sale of branded Pharmaceuticals (excluding orphan drugs) to specified government programs, expands the 340B drug discount program (excluding orphan drugs), and includes a 50% discount on brand name drugs for Medicare Part D participants in the coverage gap, or “doughnut hole”. We have determined that the manufacturing fee is immaterial relative to our anticipated 2011 operating income and cash flow. We have also estimated that our incremental cost associated with the Medicare Part D coverage gap will be approximately $8.2 million during 2011. Our evaluation of PPACA, as amended, will continue to enable us to determine not only the immediate effects on our business, but also the trends and changes that may be encouraged by the legislation that may potentially impact on our business over time.

We will face intense competition in acquiring additional products to further expand our product portfolio. Many of the companies and institutions that we will compete with in acquiring additional products to further expand our product portfolio have substantially greater capital resources, research and development staffs and facilities than we have, and greater resources to conduct business development activities. We may need additional financing in order to acquire new products in connection with our plans as described in this report. Upon completion of business development transactions, we will face risks related to the integration of the acquired assets or business which could result in delays in development timelines, increased expenses or assumptions of undisclosed liabilities, and disruption from the transaction making it more difficult to maintain relationships with manufactures, employees or other suppliers.

The outcome of our clinical development programs is subject to considerable uncertainties. We are currently undertaking studies on the viability of subcutaneous administration of Cinryze, either alone or in combination with Halozyme’s recombinant human hyaluronidase enzyme (rHuPH20) technology, and to identify further therapeutic uses and potentially expand the labeled indication for Cinryze to include other C1 mediated diseases, such as AMR and DGF. In addition, we are also developing VP20621 for the treatment and prevention of CDI and in May 2011 we initiated a Phase 2 dose-ranging clinical study. We anticipate that we will commence pre-clinical and clinical studies with OX1 for the treatment of Friedreich’s Atoxia. There can be no assurance that that our clinical programs with Cinryze, VP20621 and OX1 will yield positive results or support further development. We cannot be certain that we will be successful in developing and ultimately commercializing any of our product candidates, that the FDA or other regulatory authorities will not require additional or unanticipated studies or clinical trial outcomes before granting regulatory approval, or that we will be successful in obtaining regulatory approval of any of our product candidates in the timeframes that we expect, or at all.

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

Our actual results could differ materially from those results expressed in, or implied by, our expectations and assumptions described in this Quarterly Report on Form 10-Q. The risks described in this report, our Form 10-Q for the quarter ended September 30, 2011, are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. Please also see our discussion of the “Risk Factors” as described in our Form 10-K for the year ended December 31, 2010 in Item 1A and in our Form 10-Q for the quarters ended March 31, 2011 and June 30, 2011, which describe other important matters relating to our business.

Results of Operations

Three and Nine Months Ended September 30, 2011 and 2010

	For the three months ended September 30,		For the nine months ended September 30,
(in thousands, except per share data)	2011	2010	2011	2010
Net product sales	$142,956	$117,781	$398,792	$317,389

Cost of sales (excluding amortization of product rights)	$20,115	$15,755	$60,293	$43,354

Operating income	$50,490	$59,236	$152,850	$150,744

Net income	$28,239	$38,339	$87,481	$88,141
Net income per share:
Basic	$0.38	$0.49	$1.15	$1.13
Diluted	$0.35	$0.45	$1.04	$1.04

The $50.5 million in operating income for the three month period ended September 30, 2011 decreased $8.7 million as compared to the same period in 2010 as the increase in overall net sales of $25.2 million have been offset by the following: increased cost of sales of approximately $4.4 million due to the higher mix of Cinryze volume; a $3.0 million charge related to the achievement of a development milestone under our license arrangement with Halozyme; a $6.5 million upfront fee related to our license agreement with Intellect Neurosciences, Inc. (INS); increased selling, general and administrative expenses of $6.4 million primarily related to our European expansion efforts and our Cinryze marketing programs; an impairment charge of approximately $8.5 million related to certain assets acquired from Auralis; and, a charge of approximately $2.1 million related to the change in the fair value of the Auralis contingent consideration liability, compared to $0.5 million in the third quarter of 2010.

The $152.9 million in operating income for the nine months ended September 30, 2011 increased $2.1 million compared to the same period in 2010. The primary drivers of this increase are higher net sales of $81.4 million. Partly offsetting the increased sales are: an increase of $16.9 million in cost of sales due to increased Cinryze volume; a $9.0 million upfront fee and a $3.0 million charge related to the achievement of a development milestone related to our license arrangement with Halozyme; a $6.5 million upfront fee related to our license agreement with Intellect Neurosciences, Inc. (INS); an increase of $20.4 million in selling, general and administrative expenses primarily related to our European expansion efforts and our Cinryze marketing programs; an impairment charge of approximately $8.5 million related to certain assets acquired from Auralis; and, a charge of approximately $4.6 million related to the changes in the fair value of the Auralis contingent consideration liability, compared to $0.5 million in the third quarter of 2010. Also included in other operating expenses for the nine month period ended September 30, 2011 is approximately $3.4 million of costs associated with the funding of Cinryze manufacturing enhancements at Sanquin.

Revenues

Revenues consisted of the following:

	For the three months ended September 30,		For the nine months ended September 30,

(in thousands)	2011	2010	2011	2010
Net product sales
Vancocin	$76,618	$67,644	$211,092	$191,748
Cinryze	65,443	49,058	184,491	124,283
Other	895	1,079	3,209	1,358

Total revenues	$142,956	$117,781	$398,792	$317,389

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

We sell Cinryze to specialty pharmacy/specialty distributors (SP/SD’s) who then distribute to physicians, hospitals and patients, among others. We continue to work to expand our manufacturing capacity to insure the availability of Cinryze to meet growing patient needs and believe our efforts will allow us to continue to meet this growing patient demand for the foreseeable future. In the second quarter of 2010, we introduced parallel chromatography produced Cinryze into the trade which increased our supply so that we were able to start new patients on Cinryze as needed without undue concern of any disruption of the availability of Cinryze to those already receiving it. In order to meet anticipated longer term demand, we submitted to the FDA a Prior Approval Supplement (PAS) in the second quarter of 2010. The PAS involves a larger scale manufacturing project to significantly increase the Cinryze production capabilities at Sanquin. In October 2010, the FDA issued a complete response letter regarding the Cinryze industrial scale manufacturing expansion activities. In the complete response letter the FDA has requested additional information related to observations from the pre-approval inspection and review of the technical processes. In October 2011, we filed a response to the complete response letter and in parallel will continue advancing additional initiatives intended to increase our capacity.

During the three month period ended September 30, 2011, net sales of Vancocin increased 13.3% compared to the same period in 2010 due to volume improvements and net realized price growth period over period. During the nine months ended September 30, 2011, net sales of Vancocin increased 10.1% compared to the same period in 2010 primarily due to net realized price growth period over period. Also, during the three and nine months ended September 30, 2011 Vancocin net sales were reduced by approximately $2.2 million and $6.2 million, respectively, by the Medicare Part D coverage gap discount enacted under PPACA which did not impact net sales in 2010. Based upon data reported by IMS Health Incorporated, prescriptions during the three and nine months ended September 30, 2011 decreased from the same periods in 2010 period by 0.9% and 6.7%, respectively, which we believe is due to a decrease in the incidence of severe disease, improved aseptic technique and a suspected increase in compounding seen both in the hospital and long-term care marketplace. Our net sales of Cinryze during the three and nine months ended September 30, 2011 increased 33.4% and 48.4%, respectively, over the same periods in the prior year due to the increase in the number of patients receiving commercial drug.

Vancocin product sales are driven by demand fluctuations in trade inventories which could be at different levels from period to period. Cinryze product sales are influenced by prescriptions and the rate at which new patients are placed on Cinryze. We receive inventory data from our three largest wholesalers through our fee for service agreements and our two SP/SD’s through service agreements. We do not independently verify this data. Based on this inventory data and our estimates, we believe that as of September 30, 2011, the wholesalers and SP/SD’s did not have excess channel inventory.

Cost of sales (excluding amortization of product rights)

Cost of sales increased for the three months ended September 30, 2011 as compared to the prior year quarter by $4.4 million and increased for the nine months ended September 30, 2011 by $16.9 million compared to the prior year. These increases are primarily due to the increased Cinryze volume.

Vancocin and Cinryze cost of sales includes the cost of materials and distribution costs and excludes amortization of product rights. Since units are shipped based upon earliest expiration date, we would expect the cost of product sales of both Vancocin and Cinryze to fluctuate from quarter to quarter as we may experience fluctuations in quarterly manufacturing yields.

Research and development expenses

For each of our research and development programs, we incur both direct and indirect expenses. Direct expenses include third party costs related to these programs such as contract research, consulting, cost sharing payments or receipts and clinical and development costs. Indirect expenses include personnel, facility, stock compensation and other overhead costs. Due to advancements in our VP20621 clinical program, our Cinryze life cycle management program as well as cost associated with our efforts to advance additional initiatives intended to increase our Cinryze capacity and the cost to develop OX1 and other compounds, we expect future costs in these programs to increase from historical levels.

Research and development expenses were divided between our research and development programs in the following manner:

	For the three months ended September 30,		For the nine months ended September 30,
(in thousands)	2011	2010	2011	2010
Direct – Core programs
Non-toxigenic strains of C. difficle (VP20621)	$2,017	$1,697	$6,186	$5,590
Cinryze & C1 esterase inhibitor	6,380	2,171	19,724	6,651
Vancocin	68	12	118	1,156
OX1	6,500	—	6,500	—
Direct – Other Assets
CMV	422	1,627	683	2,163
New Initiatives	967	—	2,148	—
Other assets	67	—	383	—
Indirect
Development	6,506	4,681	18,028	13,593

Total	$22,927	$10,188	$53,770	$29,153

Direct Expenses—Core Development Programs

The increase in costs of VP20621 in the three and nine months ended September 30, 2011 over the same period in 2010 relates to timing of costs associated with our Phase 1 clinical trial and the initiation of our Phase 2 clinical trial during the second quarter of 2011.

Our costs associated with our Cinryze program increased during the three and nine months ended September 30, 2011, as we incurred costs related to the continuation of our Phase 4 clinical trial and development of our life cycle program, including initiation of a Phase 2 study of subcutaneous administration of Cinryze in combination with rHuPH20. In the same period in the prior year, we incurred costs related to the preparation of our Phase 4 clinical trial. During the second quarter of 2011, we made a $9.0 million upfront payment related to our entering into a license with Halozyme for the development of an alternative subcutaneous formulation of Cinryze for routine prophylaxis against attacks of HAE, which we will begin to develop concurrently with our existing formulation. In addition, during the third quarter of 2011 we incurred a $3 million charge related to the achievement of a development milestone under our Halozyme license arrangement.

During the quarter ended September 30, 2011, we incurred a $6.5 million upfront fee related to our license agreement with INS for the clinical stage drug candidate, OX1, which is being developed for the treatment of Friedreich’s Ataxia (FA), a rare, hereditary, progressive neurodegenerative disease.

Direct Expenses—Other Assets

Our direct expenses related to our CMV program decreased in the three and nine months ended September 30, 2011 as we wound down our stem cell and liver transplant studies during 2010. During 2011, we continue to evaluate any potential alternative development strategies for maribavir.

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

Selling, general and administrative expenses

Selling, general and administrative expenses (SG&A) increased for the three months ended September 30, 2011 by $6.4 million compared to the same period in the prior year primarily due to increases in compensation expense and employee cost of $2.6 million, marketing activities of $1.8 million and increased corporate cost of $1.2 million. For the nine months ended September 30, 2011, SG&A increased $20.4 million compared to the same period in 2010. The increase of $20.4 million for the nine month period was driven by increased compensation expense and employee cost of $8.9 million, increased marketing expenses of $5.5 million and increased corporate cost of $2.9 million.

To a large extent the overall increase in SG&A in both periods is driven by our European commercialization efforts and new Cinryze marketing programs. We anticipate that our SG&A spending will continue to increase in future periods as we continue our commercialization and expansion efforts outside the United States.

Intangible amortization and acquisition of technology rights

Intangible amortization for the three and nine months ended September 30, 2011 were $7.2 million and $23.3 million, respectively, as compared to $7.1 million and $22.3 million, respectively during the same periods in 2010. The year over year increases are primarily due to the amortization of the Auralis intangible assets acquired in May of 2010.

On an ongoing periodic basis, we evaluate the useful life of our intangible assets and determine if any economic, governmental or regulatory event has modified their estimated useful lives. This evaluation did not result in a change in the life of the intangible assets during the quarter ended September 30, 2011. We will continue to monitor the actions of the FDA surrounding the bioequivalence recommendation for Vancocin and consider the effects of our opposition efforts, any announcements by generic competitors or other adverse events for additional impairment indicators. We will reevaluate the expected cash flows and fair value of our Vancocin-related assets, as well as estimated useful lives, at such time.

Other operating expenses

The re-measurement of the fair value of the contingent consideration given for the acquisition of Auralis resulted in a charge to income of approximately $2.1 million and $4.6 million during the three and nine months ended September 30, 2011, respectively. We incurred expense of approximately $0.5 million for this item during the three and nine months ended September 30, 2010. Also included in other operating expenses for the nine month period ended September 30, 2011 is approximately $3.4 million of costs associated with the funding of Cinryze manufacturing enhancements at Sanquin.

Due to the approval and the pending launch of Buccolam, coupled with the launch of Cinryze in Europe, we have decided to alter our development and commercialization plans for the remaining Auralis IPR&D asset. The decision resulted in the impairment of the IPR&D asset and the Auralis Contract rights. Accordingly, we recorded a charge of approximately £5.4 million (approximately $8.5 million) during the quarter ended September 30, 2011.

Other Income (Expense)

Interest Income

Interest income for three and nine months ended September 30, 2011 and 2010 was $0.1 million and $0.1 million and $0.5 million and $0.2 million, respectively.

Interest Expense

	For the three months ended September 30,		For the nine months ended September 30,
(in thousands)	2011	2010	2011	2010
Interest expense on debt	$1,080	$1,025	$3,129	$3,075
Amortization of debt discount	1,933	1,793	5,713	5,290
Amortization of finance costs	129	97	323	291

Total interest expense	$3,142	$2,915	$9,165	$8,656

Interest expense and amortization of finance costs in 2011 and 2010 relate to the senior convertible notes issued on March 26, 2007. In future periods this caption will also include amortization of the debt issue cost associated with the $200 million credit facility entered into during the third quarter of 2011 as well as commitment fees and interest expense, depending on our utilization of this facility.

Other income (expense), net

Our other income (expense), net is primarily due to our foreign exchange gains and losses.

Income Tax Expense

Our income tax expense was $16.3 million and $23.2 million for the quarters ended September 30, 2011 and 2010, respectively, and $57.1 million and $55.5 million for the nine months ended September 30, 2011 and September 30, 2010, respectively. Our income tax expense includes federal, state and foreign income taxes at statutory rates and the effects of various permanent differences.

Our effective tax rates for the quarters ended September 30, 2011 and 2010 were 36.6% and 37.7%, respectively. For the nine months ended September 30, 2011 and September 30, 2010, our effective tax rates were 39.5% and 38.6%, respectively. Our effective tax rate is higher than the statutory U.S. tax rate in all periods primarily due to state income taxes and certain share-based compensation that is not tax deductible. In addition, the effective tax rates for the quarter and nine months ended September 30, 2011 are higher than the statutory U.S. tax rate due to an increase in the fair value of contingent consideration that is not deductible for tax purposes. The increase in the effective tax rates during 2011 caused by the above referenced items was offset by the recognition during the third quarter of 2011 of the tax benefit associated with domestic manufacturing tax deductions claimed.

The examination of our 2008 U.S. income tax return concluded during the quarter ended March 31, 2011 with no material adjustments. Various state income tax returns are currently under examination. At this time, we do not believe that the results of these examinations will have a material impact on our financial statements.

Liquidity and Capital Resources

In the near term, we expect that our sources of revenue will continue to arise from Cinryze and Vancocin product sales. We anticipate commercializing Buccolam in the later part of 2011. However, future sales of Vancocin will vary based on the number of generic competitors that could enter the market if approved by the FDA, the timing of entry into the market of those generic competitors and/or the sales we may generate from an authorized generic version of Vancocin. In addition, there are no assurances that demand for Cinryze will continue to grow or that demand for Vancocin will continue at historical or current levels.

Our ability to generate positive cash flow is also impacted by the timing of anticipated events in our Cinryze, VP20621, OX1 and other development programs, including the timing of our expansions as we have begun to commercialize Cinryze in Europe, the scope of the clinical trials required by regulatory authorities, results from clinical trials, the results of our product development efforts, and variations from our estimate of future direct and indirect expenses.

The cash flows we have used in operations historically have been applied to research and development activities, marketing and commercial efforts, business development activities, general and administrative expenses, debt service, and income tax payments. Bringing drugs from the preclinical research and development stage through phase 1, phase 2, and phase 3 clinical trials and FDA and/or EMA or regulatory approval is a time consuming and expensive process. Because we have product candidates that are currently in the clinical stage of development, there are a variety of events that could occur during the development process that will dictate the course we must take with our drug development efforts and the cost of these efforts. As a result, we cannot reasonably estimate the costs that we will incur through the commercialization of any product candidate. However, our future costs may exceed current costs as we anticipate we will continue to invest in our pipeline, including our initiative to develop VP20621 (non-toxigenic strains of C. difficile), OX1, any additional studies to identify further therapeutic uses and expand the labeled indication for Cinryze to potentially include other C1 mediated diseases as well as new modes of administration for Cinryze. Also, we will incur additional costs as we intend to seek to commercialize Cinryze in Europe in countries where we have distribution rights and certain other countries beginning in 2011 as well as conduct studies to identify additional C1 mediated diseases, such as AMR and DGF, which may be of interest for further clinical development, and to evaluate new forms of administration for Cinryze. In May 2011, Halozyme Therapeutics (Halozyme) granted us an exclusive worldwide license to use Halozyme’s proprietary Enhanze™ technology, a proprietary drug delivery platform using Halozyme’s recombinant human hyaluronidase enzyme (rHuPH20) technology in combination with a C1 esterase inhibitor. We intend to apply rHuPH20 initially to develop a novel subcutaneous formulation of Cinryze for routine prophylaxis against attacks. Under the terms of the license agreement, we paid Halozyme an initial upfront payment of $9 million. In the fourth quarter of 2011, we made a milestone payment of $ 3 million related to the initiation of a Phase 2 study begun in September 2011 to evaluate the safety, and pharmacokinetics and pharmacodynamics of subcutaneous administration of Cinryze in combination with rHuPH20. Pending successful completion of an additional series of clinical and regulatory milestones, anticipated to begin during 2012, we may make further milestone payments to Halozyme which could reach up to an additional $41 million related to HAE and up to $30 million of additional milestone payments for three additional indications. Additionally, we will pay an annual maintenance fee of $1 million to Halozyme until specified events have occurred. Upon regulatory approval, Halozyme will receive up to a 10% royalty on net sales of the combination product utilizing Cinryze and rHuPH20, depending on the existence of a valid patent claim in the country of sale.

On September 30, 2011, we entered into a license agreement for the worldwide rights of Intellect Neurosciences, Inc. (INS) to its clinical stage drug candidate, OX1, being developed for the treatment of Friedreich’s Ataxia (FA), a rare, hereditary, progressive neurodegenerative disease. We expect to initiate a phase 2 study within 12 to 18 months of the date of this agreement, after completion of longer-term toxicology studies. We intend to file for Orphan Drug Designation upon review of the phase 2 proof of concept data. Under the terms of the agreement, we have exclusive worldwide rights to develop and commercialize OX1 for the treatment, management or prevention of any disease or condition covered by Intellect’s patents. We paid INS a $6.5 million up-front licensing fee and may pay additional milestones up to $120 million based upon defined events. We will also pay a tiered royalty of up to a maximum percentage of low teens, based on annual net sales.

On October 21, 2008, we completed our acquisition under which ViroPharma acquired Lev Pharmaceuticals, Inc. (Lev). Lev is a biopharmaceutical company focused on developing and commercializing therapeutic products for the treatment of inflammatory diseases. The terms of the merger agreement provided for the conversion of each share of Lev common stock into upfront consideration of $453.1 million, or $2.75 per Lev share, comprised of $2.25 per share in cash and $0.50 per share in ViroPharma common stock, and contingent consideration of up to $1.00 per share which may be paid on achievement of certain regulatory and commercial milestones. The target for the first CVR payment of $0.50 per share (or $87.5 million) will not be paid as a third party’s human C1 inhibitor product was approved for the acute treatment of HAE and granted orphan exclusivity. The second CVR payment of $0.50 per share ($87.5 million) becomes payable if Cinryze reaches at least $600 million in cumulative net product sales by October 2018. As of September 30, 2011, we have recognized approximately $458.6 million of cumulative sales of Cinryze and we anticipate achieving this milestone in 2012.

Duocort Pharma AB

On October 26, 2011, we entered into an agreement to acquire a 100% ownership interest in Duocort Pharma AB (Duocort), a Swedish based specialty pharmaceutical company for approximately 220 million SEK (approximately $33 million) in cash. We have also agreed to pay future additional consideration upon the achievement of certain events. This additional consideration may range from 240 million SEK to 860 million SEK (approximately $37 million to $131 million). The closing of the transaction is subject to the prior satisfaction of certain conditions, which we anticipate will occur prior to year-end. Duocorts primary drug candidate, currently in development, is Plenadren, a once-daily duel-release hydrocortisone replacement therapy for patients with chronic adrenal insufficiency.

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

Capital Resources

While we anticipate that cash flows from Cinryze and Vancocin, our current cash, cash equivalents and short-term investments (together, “our cash”) and revolving credit facility should allow us to fund our ongoing development and operating costs, as well our interest payments and future milestone payments or acquisition costs, we may need additional financing in order to expand our product portfolio. At September 30, 2011, we had cash, cash equivalents and short-term investments of $460.4 million. Short-term investments consist of high quality fixed income securities with remaining maturities of greater than three months at the date of purchase and high quality debt securities or obligation of departments or agencies of the United States. At September 30, 2011, the annualized weighted average nominal interest rate on our short-term investments was 0.28% and the weighted average length to maturity was 8.0 months. At September 30, 2011, we also had $200 million available under our revolving credit agreement. At September 30, 2011, approximately $187.5 million of our cash and availability under the credit agreement is subject to the minimum liquidity covenant of our credit agreement.

Financing

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

Overall Cash Flows

During the nine months ended September 30, 2011, we generated $121.6 million of net cash from operating activities, primarily from our net income after adjustments for non-cash items, including the charge for the intangible assets impairment, partly offset by our net increase in working capital and our payment of the Auralis contingent consideration. We used $52.2 million of cash from investing activities mainly in the purchase of short-term investments, net of investment maturities. Our net cash used in financing activities for the nine months ended September 30, 2011 was $154.8 million primarily attributable to the repurchase of our common stock and our payment of the Auralis contingent consideration. For the prior year period ended September 30, 2010, we generated $137.4 million of net cash from operating activities, primarily from our net income plus non-cash items. We used $87.0 million of cash from investing activities mainly in the purchase of short-term investments, as well as in the purchase of Auralis and Vancocin assets and our net cash provided by financing activities for the nine months ended September 30, 2010 was $1.7 million related to stock option exercises.

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

Core Development Programs

Cinryze—We acquired Cinryze in October 2008 and through September 30, 2011 have spent approximately $39.1 million in direct research and development costs related to Cinryze since acquisition. During the remainder of 2011, we continue to expect research and development costs related to Cinryze to increase as we complete our Phase 4 commitment and initiate our Phase 2 study to evaluate Cinryze for treatment of acute HAE in children. Additionally, we will incur costs related to evaluating additional indications, formulations and territories as we develop our life cycle program related to Cinryze such as our efforts on both our own and the C1 esterase inhibitor/rHuPH20 combination sub-subcutaneous formulations, AMR and DGF. We are solely responsible for the costs of Cinryze development. In September 2011, we initiated a Phase 2 study to evaluate the safety, and pharmacokinetics and pharmacodynamics of subcutaneous administration of Cinryze in combination with rHuPH20.

VP20621—We acquired VP20621 in February 2006 and through September 30, 2011 have spent approximately $30.1 million in direct research and development costs. For the remainder of 2011, we expect our research and development activities related to VP20621 to increase as we continue our development program and in May 2011 we initiated a Phase 2 dose-ranging clinical study to evaluate the safety, tolerability, and efficacy of VP 20621 for prevention of recurrence of CDI in adults previously treated for CDI. We are solely responsible for the costs of VP20621 development.

Vancocin—We acquired Vancocin in November 2004 and through September 30, 2011 have spent approximately $2.9 million in direct research and development costs related to Vancocin activities since acquisition.

OX1—On September 30, 2011, we entered into a license agreement for the worldwide rights of Intellect Neurosciences, Inc. (INS) to its clinical stage drug candidate, OX1, being developed for the treatment of Friedreich’s Ataxia (FA), a rare, hereditary, progressive neurodegenerative disease. We expect to initiate a phase 2 study within 12 to 18 months of the date of this agreement, after completion of longer-term toxicology studies. We intend to file for Orphan Drug Designation upon review of the phase 2 proof of concept data. Under the terms of the agreement, we have exclusive worldwide rights to develop and commercialize OX1 for the treatment, management or prevention of any disease or condition covered by Intellect’s patents. We paid INS a $6.5 million up-front licensing fee and may pay additional milestones up to $120 million based upon defined events. We will also pay a tiered royalty of up to a maximum percentage of low teens, based on annual net sales. We are solely responsible for the costs of OX1 development.

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

Business Development Activities

On September 30, 2011, entered into a license agreement for the worldwide rights of Intellect Neurosciences, Inc. (INS) to its clinical stage drug candidate, OX1, being developed for the treatment of Friedreich’s Ataxia (FA), a rare, hereditary, progressive neurodegenerative disease. We paid INS a $6.5 million up-front licensing fee and may pay additional milestones up to $120 million based upon defined events. We will also pay a tiered royalty of up to a maximum percentage of low teens, based on annual net sales. We are solely responsible for the costs of OX1 development.

On May 28, 2010 we acquired a 100% ownership interest in Auralis Limited, a UK based specialty pharmaceutical company for approximately $14.5 million in upfront consideration for the acquisition of the company and its existing pharmaceutical licenses and products. During the third quarter of 2011, we made additional payment of £10 million Pounds Sterling (approximately $15.8 million) upon the European Commission grant of a Centralized Pediatric Use Marketing Authorization (PUMA) for Buccolam during the quarter.

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

Duocort Pharma AB

On October 26, 2011, we entered into an agreement to acquire a 100% ownership interest in Duocort Pharma AB (Duocort), a Swedish based specialty pharmaceutical company for approximately 220 million SEK (approximately $33 million) in cash. We have also agreed to pay future additional consideration upon the achievement of certain events. This additional consideration may range from 240 million SEK to 860 million SEK (approximately $37 million to $131 million). The closing of the transaction is subject to the prior satisfaction of certain conditions, which we anticipate will occur prior to year-end. Duocorts primary drug candidate, currently in development, is Plenadren, a once-daily duel-release hydrocortisone replacement therapy for patients with chronic adrenal insufficiency.

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

During the third quarter of 2011, we reacquired approximately 5.5 million shares of our common stock at a cost of approximately $98.9 million or an average price of $18.04 per share. These purchases effectively completed our repurchase program authorized by our board on March 9, 2011.

On September 14, 2011, our Board of Directors authorized the use of up to an additional $200 million to repurchase shares of our common stock and/or our 2% Senior Convertible Notes due 2017. Purchases may be made by means of open market transactions, block transactions, privately negotiated purchase transactions or other techniques from time to time.

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

As of September 30, 2011, the Company has accrued $0.2 million in interest payable to holders of the senior convertible notes. Debt issuance costs of $4.8 million have been capitalized and are being amortized over the term of the senior convertible notes, with the balance to be amortized as of September 30, 2011 being $2.1 million.

The senior convertible notes are convertible into shares of our common stock at an initial conversion price of $18.87 per share. The senior convertible notes may only be converted: (i) anytime after December 15, 2016; (ii) during the five business-day period after any five consecutive trading day period (the “measurement period”) in which the price per note for each trading day of that measurement period was less than 98% of the product of the last reported sale price of our common stock and the conversion rate on each such day; (iii) during any calendar quarter (and only during such quarter) after the calendar quarter ending June 30, 2007, if the last reported sale price of our common stock for 20 or more trading days in a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter exceeds 130% of the applicable conversion price in effect on the last trading day of the immediately preceding calendar quarter; or (iv) upon the occurrence of specified corporate events. Upon conversion, holders of the senior convertible notes will receive shares of common stock, subject to ViroPharma’s option to irrevocably elect to settle all future conversions in cash up to the principal amount of the senior convertible notes, and shares for any excess. We can irrevocably elect this option at any time on or prior to the 35th scheduled trading day prior to the maturity date of the senior convertible notes. The senior convertible notes may be required to be repaid on the occurrence of certain fundamental changes, as defined in the senior convertible notes. As of September 30, 2011, the fair value of the principal of the $205.0 million convertible senior notes outstanding was approximately $248.1 million, based on the level 2 valuation hierarchy of the fair value measurements standard.

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

Credit Facility

On September 9, 2011, we entered into a $200 million, three-year senior secured revolving credit facility (the “Credit Facility”), the terms of which are set forth in a Credit Agreement dated as of September 9, 2011 (the “Credit Agreement”) with JPMorgan Chase Bank, N.A., as administrative agent, BMO Harris Financing Inc., TD Bank, N.A. and Morgan Stanley Bank, NA as co-syndication agents and certain other lenders.

The Credit Facility is available for working capital and general corporate purposes, including acquisitions which comply with the terms of the Credit Agreement. The Credit Agreement provides separate sub-limits for letters of credit up to $20 million and swing line loans up to $10 million.

The Credit Agreement requires us to maintain (i) a maximum senior secured leverage ratio of less than 2.00 to 1.00, (ii) a maximum total leverage ratio of less than 3.50 to 1.00, (iii) a minimum interest coverage ratio of greater than 3.50 to 1.00 and (iv) minimum liquidity equal to or greater than the sum of $100,000,000 plus the aggregate amount of certain contingent consideration payments resulting from business acquisitions payable by us within a specified time period. The Credit Agreement also contains certain other usual and customary affirmative and negative covenants, including but not limited to, limitations on capital expenditures, asset sales, mergers and acquisitions, indebtedness, liens, dividends, investments and transactions with affiliates.

Our obligations under the Credit Facility are guaranteed by certain of our domestic subsidiaries (the “Subsidiary Guarantors”) and are secured by substantially all of our assets and the assets of the Subsidiary Guarantors. Borrowings under the Credit Facility will bear interest at an amount equal to a rate calculated based on the type of borrowing and our senior secured leverage ratio (as defined in the Credit Agreement) from time to time. For loans (other than swing line loans), we may elect to pay interest based on adjusted LIBOR plus between 2.25% and 2.75% or an Alternate Base Rate (as defined in the Credit Agreement) plus between 1.25% and 1.75%. We will also pay a commitment fee of between 35 to 45 basis points, payable quarterly, on the average daily unused amount of the Credit Facility based on our senior secured leverage ratio from time to time. As of the date of this filing, we have not drawn any amounts under the Credit Facility.

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

Chargebacks and rebates are the most subjective sales related accruals. While we currently have no contracts with private third party payors, such as HMO’s, we do have contractual arrangements with governmental agencies, including Medicaid. We establish accruals for chargebacks and rebates related to these contracts in the period in which we record the sale as revenue. These accruals are based upon historical experience of government agencies’ market share, governmental contractual prices, our current pricing and then-current laws, regulations and interpretations. We analyze the accrual at least quarterly and adjust the balance as needed. These analyses have been adjusted to reflect the U.S. healthcare reform acts and their affect on governmental contractual prices and rebates. We believe that a 10% change in our estimate of the actual rate of sales subject to governmental rebates would affect our operating income and accruals by approximately $2.5 million in the period of adjustment.

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

•

Impairment of Long-lived Assets—We test our long-lived fixed and intangible assets for recoverability whenever events occur or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. The impairment test is a two-step test. Under step one we assess the recoverability of an asset (or asset group). The carrying amount of an asset (or asset group) is not recoverable if it exceeds the sum of the undiscounted cash flows expected from the use and eventual disposition of the asset (or asset group). The impairment loss is measured in step two as the difference between the carrying value of the asset (or asset group) and its fair value. Assumptions and estimates used in the evaluation of impairment may affect the carrying value of long-lived assets, which could result in impairment charges in future periods. Such assumptions include, for example, projections of future cash flows and the timing and number of generic/competitive entries into the market, in determining the undiscounted cash flows, and if necessary, the fair value of the asset and whether impairment exists. These assumptions are subjective and could result in a material impact on operating results in the period of impairment.

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

•

Impairment of Goodwill and Indefinite-lived Intangible Assets—We review the carrying value of goodwill and indefinite-lived intangible assets, to determine whether impairment may exist. The goodwill impairment test consists of two steps. The first step compares a reporting unit’s fair value to its carrying amount to identify potential goodwill impairment. If the carrying amount of a reporting unit exceeds the reporting unit’s fair value, the second step of the impairment test must be completed to measure the amount of the reporting unit’s goodwill impairment loss, if any. Step two requires an assignment of the reporting unit’s fair value to the reporting unit’s assets and liabilities to determine the implied fair value of the reporting unit’s goodwill. The implied fair value of the reporting unit’s goodwill is then compared with the carrying amount of the reporting unit’s goodwill to determine the goodwill impairment loss to be recognized, if any. The impairment test for indefinite-lived intangible assets is a one-step test, which compares the fair value of the intangible asset to its carrying value. If the carrying value exceeds its fair value, an impairment loss is recognized in an amount equal to the excess. Based on accounting standards, it is required that these assets be assessed at least annually for impairment unless a triggering event occurs between annual assessments which would then require an assessment in the period which a triggering event occurred.

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

Contractual Obligations

We have committed to purchase a minimum number of liters of plasma per year through 2015 from our supplier. Additionally, we are required to purchase a minimum number of units from our third party toll manufacturers. The total minimum purchase commitments for these continuing arrangements as of September 30, 2011 are approximately $150.6 million.

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk

Our holdings of financial instruments are primarily comprised of money market funds holding only U.S. government securities and fixed income securities, including a mix of corporate debt and government securities. All such instruments are classified as securities available for sale. Our debt security portfolio represents funds held temporarily pending use in our business and operations. We manage these funds accordingly. Our primary investment objective is the preservation of principal, while at the same time optimizing the generation of investment income. We seek reasonable assuredness of the safety of principal and market liquidity by investing in cash equivalents (such as Treasury bills and money market funds) and fixed income securities (such as U.S. government and agency securities, municipal securities, taxable municipals, and corporate notes) while at the same time seeking to achieve a favorable rate of return. Our market risk exposure consists principally of exposure to changes in interest rates. Our holdings are also exposed to the risks of changes in the credit quality of issuers. We generally invest in financial instruments with maturities of less than one year. The carrying amount, which approximates fair value based on the level 1 valuation hierarchy of the fair value measurement standard, and the annualized weighted average nominal interest rate of our investment portfolio at September 30, 2011, was approximately $119.8 million and 0.28%, respectively. The weighted average length to maturity was 8.0 months. A one percent change in the interest rate would have resulted in a $0.3 million impact to interest income for the quarter ended September 30, 2011.

At September 30, 2011, we had principal outstanding of $205.0 million of our senior convertible notes. The senior convertible notes bear interest at a rate of 2% per annum, payable semi-annually in arrears on March 15 and September 15 of each year commencing on September 15, 2007. The senior convertible notes are convertible into shares of our common stock at an initial conversion price of $18.87 per share. The senior convertible notes may only be converted: (i) anytime after December 15, 2016; (ii) during the five business-day period after any five consecutive trading day period (the “measurement period”) in which the price per note for each trading day of that measurement period was less than 98% of the product of the last reported sale price of our common stock and the conversion rate on each such day; (iii) during any calendar quarter (and only during such quarter) after the calendar quarter ending June 30, 2007, if the last reported sale price of our common stock for 20 or more trading days in a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter exceeds 130% of the applicable conversion price in effect on the last trading day of the immediately preceding calendar quarter; or (iv) upon the occurrence of specified corporate events. Upon conversion, holders of the senior convertible notes will receive shares of common stock, subject to our option to irrevocably elect to settle all future conversions in cash up to the principal amount of the senior convertible notes, and shares for any excess. We can irrevocably elect this option at any time on or prior to the 35th scheduled trading day prior to the maturity date of the senior convertible notes. The senior convertible notes may be required to be repaid on the occurrence of certain fundamental changes, as defined in the senior convertible notes. As of September 30, 2011, the fair value of the principal of the $205.0 million convertible senior notes outstanding was approximately $248.1 million, based on the level 2 valuation hierarchy of the fair value measurements standard. The carrying value of the debt at September 30, 2011 is $151.5 million.

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

Additionally, if we were to utilize amounts under our revolving credit facility, we could be exposed to interest rate risk.

ITEM 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer, or CEO, and our Chief Financial Officer, or CFO, of the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of September 30, 2011. Based on that evaluation, our management, including our CEO and CFO, concluded that as of September 30, 2011 our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to the Company’s management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the third quarter of 2011 there were no significant changes in our internal control over financial reporting identified in connection with the evaluation of such controls that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

On May 26, 2011, we filed a notice of appeal to the United States Court of Appeals for the District of Columbia Circuit from the final order granting a motion to dismiss the Company’s motion for declaratory relief (the “Complaint”) against the Food and Drug Administration, Margaret A. Hamburg, M.D., in her official capacity as Commissioner of Food and Drug Administration, the United States Department of Health and Human Services (“HHS”), and Kathleen Sebelius, in her official capacity as Secretary of HHS, (collectively “FDA”) entered in the United States District Court for the District of Columbia (the “District Court”) on April 15, 2011. Pursuant to the Complaint, we sought review under the Administrative Procedure Act (“APA”) of the FDA’s decision to change its regulations to abandon its longstanding rule that an applicant for an Abbreviated New Drug Application (“ANDA”) seeking to demonstrate bioequivalence must do so through in vivo evidence unless the applicant obtains a waiver pursuant to the enumerated waiver criteria set forth in 21 C.F.R. § 320.22. We had requested that the Court determine that (i) the plain reading of FDA’s regulations requires in vivo bioequivalence testing unless one of the criteria set forth in 21 C.F.R. § 320.22 is satisfied, and (ii) FDA’s amendment of its regulations governing waiver of submission of in vivo bioequivalence evidence, without notice-and-comment rulemaking, violates 5 U.S.C. § 553 of the APA and was therefore invalid. The District Court did not address these arguments but instead granted the motion to dismiss brought by the defendants on a basis of a lack of standing. On October 6, 2011, we filed a brief with the United States Court of Appeals for the District of Columbia Circuit.

From time to time we are a party to litigation in the ordinary course of our business. We do not believe these matters, even if adversely adjudicated or settled, would have a material adverse effect on our financial condition, results of operations or cash flows.

ITEM 1A.	Risk Factors

We are providing the following information regarding changes that have occurred to previously disclosed risk factors from our Annual Report on Form 10-K for the year ended December 31, 2010. In addition to the other information set forth below and elsewhere in this report, you should carefully consider the factors discussed under the heading “Risk Factors” in our Form 10-K for the year ended December 31, 2010 and Form 10-Q filings for the periods ended March 31, 2011 and June 30, 2011. The risks described in our Quarterly Report on Form 10-Q are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

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

In connection with several inspections of two facilities maintained by Sanquin, our contract manufacturer for Cinryze, FDA issued notices of observations on FDA Form 483 for each site. The FDA also issued a complete response letter regarding Cinryze™ (C1 Esterase Inhibitor [Human]) industrial scale manufacturing expansion activities. The FDA requested additional information related to observations from the pre-approval inspection and review of the technical processes. Responses to the observations have been provided to the FDA, however, several of the responses remain the subject of continuing corrective and preventive action procedures. If any of our manufacturers or processors fails to satisfy regulatory requirements, operations at such facility may be halted which could result in our inability to supply product to patients and reduce our revenues.

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

We also are working on industrial scale manufacturing expansion activities. Sanquin must obtain the requisite regulatory approvals for this expansion in order to manufacture Cinryze for us at an increased capacity. On October 21, 2010, the United States Food and Drug Administration (FDA) issued a complete response letter regarding the facility to be utilized for the Cinryze industrial scale manufacturing expansion activities. The FDA requested additional information related to both (i) observations at the close of the pre-approval inspection and (ii) review of the technical processes. In order to manufacture Cinryze at the industrial scale we must respond to all FDA questions and satisfactorily complete the FDA review. We have submitted responses to FDA’s questions regarding the industrial scale process. While we believe that the data collected from our industrial scale manufacturing process demonstrates equivalence with the existing manufacturing process, we cannot guarantee that the FDA will agree with us in the timeframes we anticipate or at all as biologics such as Cinryze require processing steps that are more complex than those required for most chemical pharmaceuticals. When the industrial scale processing line is fully staffed and registered with FDA, it will provide additional output. This work is still ongoing and there can be no assurance that the personnel and regulatory review issues associated with this effort can be accomplished in a timely manner.

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

The number of patients enrolling into our treatment support service for patients with HAE and their healthcare providers, CinryzeSolutions, has periodically exceeded our expectations. For example, in 2010 we began to temporarily limit the rate at which additional patients are started on drug to ensure that those already receiving commercial product continue with a supply of Cinryze until capacity increases. If our manufacturing capacity expansion projects at Sanquin are delayed, or do not result in the capacity we anticipate, or if Sanquin cannot obtain necessary regulatory approvals for the contemplated facility expansions in the time frames we anticipate, or if we are not able to manufacture the anticipated volume of product at the existing scale, we may not be able to satisfy patient demand. Our inability to obtain adequate product supplies to satisfy our patient demand may create opportunities for our competitors and we will suffer a loss of potential future revenues.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Below is a summary of stock repurchases for the three months ended September 30, 2011:

Month	Total Number of Shares Purchased(1)	Average Price Paid per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs (in thousands)(1) (3)
July 1 – July 31	—	$—	—	$100,000,000

August 1 – August 31	4,296,354	$17.61	4,296,354	$24,357,423

September 1 – September 30	1,186,485	$19.59	1,186,485	$201,115,508

Total	5,482,839	$18.04	5,482,839

(1)	In March 2011, our Board of Directors authorized up to $150.0 million for repurchases of ViroPharma Incorporated’s outstanding shares of common stock and 2% senior convertible notes due 2017. The $150.0 million authorization authorizes management to repurchase shares in the open market, in block transactions, in private transactions or other techniques from time to time, depending on market conditions. All shares repurchased in the first and second quarters of 2011 were purchased pursuant to an accelerated share repurchase agreement that we entered into on March 14, 2011 with a large financial institution, pursuant to which we paid $50.0 million to the financial institution and received approximately 2.7 million shares under this arrangement at an average purchase price of $18.74 per share.

During the third quarter of 2011, through open market purchases and a pre-established trading plan designed to satisfy Rule 10b5-1(c) under the Securities Exchange Act of 1934, which provides an affirmative defense from insider trading liability, we reacquired approximately 5.5 million shares at a cost of approximately $98.9 million or an average price of $18.04 per share. These purchases effectively completed our repurchases program authorized by our board on March 9, 2011.

(2)	The Average Price Paid per Share is based on the price paid per share in the open market. The average price was determined based on the volume weighted-average-price of our stock during the day the repurchases had occurred.

(3)	In September 2011, our Board of Directors authorized up to an additional $200.0 million for repurchases of ViroPharma Incorporated’s outstanding shares of common stock and 2% senior convertible notes due 2017. The $200.0 million authorization authorizes management to repurchase shares in the open market, in block transactions, in private transactions or other techniques from time to time, depending on market conditions. No transactions under this additional authorization have occurred to date.

During the period covered by this report, we did not sell any of our equity shares that were not registered under the Securities Act of 1933, as amended.

ITEM 6.	Exhibits

List of Exhibits:

10.1*	Credit Agreement, dated as of September 9, 2011 among the Company, the lenders named therein, JPMorgan Chase Bank, N.A., as administrative agent, and BMO Harris Financing Inc., TD Bank, N.A. and Morgan Stanley Bank, NA as co-syndication agents.

10.2*†	Exclusive License Agreement by and among the Company, Intellect Neurosciences, Inc. and Intellect USA, Inc. dated September 29, 2011.

31.1*	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial information from this Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2011, formatted in XBRL (Extensible Business Reporting Language) and furnished electronically herewith: (i) the Condensed Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Stockholders’ Equity; (iv) the Consolidated Statements of Cash Flows; and, (v) the Notes to the Consolidated Financial Statements.

*	Filed herewith.
†	Portions of this exhibit were omitted and filed separately with the Secretary of the Commission pursuant to an application for confidential treatment filed with the Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VIROPHARMA INCORPORATED

Date: October 27, 2011	By:	/s/ Vincent J. Milano
Vincent J. Milano President and Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Charles A. Rowland, Jr.
Charles A. Rowland, Jr.
Vice President, Chief Financial Officer (Principal Financial Officer)

	By:	/s/ Richard S. Morris
Richard S. Morris Vice President, Chief Accounting Officer (Principal Accounting Officer)