Form 10-Q
period 2012-03-31
VIROPHARMA INC
filed 2012-05-01
CIK 946840

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

or

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

Number of shares outstanding of the issuer’s Common Stock, par value $.002 per share, as of April 19, 2012: 69,730,634 shares.

ViroPharma Incorporated

Consolidated Balance Sheets

(unaudited)

(in thousands, except share and per share data)	March 31, 2012	December 31, 2011
Assets
Current assets:
Cash and cash equivalents	$363,645	$331,352
Short-term investments	109,718	128,478
Accounts receivable	63,394	78,534
Inventory	56,699	60,316
Prepaid expenses and other current assets	16,260	15,059
Prepaid income taxes	15,623	12,137
Deferred income taxes	10,055	10,055

Total current assets	635,394	635,931
Intangible assets, net	642,577	648,659
Property, equipment and building improvements, net	11,552	11,983
Goodwill	13,647	13,184
Debt issue costs, net	3,254	3,488
Deferred income taxes	14,051	11,786
Other assets	10,044	11,766

Total assets	$1,330,519	$1,336,797

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$16,440	$11,339
Contingent consideration	7,931	7,293
Accrued expenses and other current liabilities	78,014	75,983
Income taxes payable	1,476	4,036

Total current liabilities	103,861	98,651
Other non-current liabilities	1,863	1,967
Contingent consideration	14,163	12,896
Deferred tax liability, net	177,755	178,706
Long-term debt	155,464	153,453

Total liabilities	453,106	445,673

Stockholders’ equity:
Preferred stock, par value $0.001 per share. 5,000,000 shares authorized; Series A convertible participating preferred stock; no shares issued and outstanding	—	—

Common stock, par value $0.002 per share. 175,000,000 shares authorized; outstanding 69,717,726 shares at March 31, 2012 and 70,568,501 shares at December 31, 2011	161	159

Treasury shares, at cost. 10,765,183 shares at March 31, 2012 and 9,159,083 shares at December 31, 2011	(219,657)	(169,661)
Additional paid-in capital	764,806	749,519
Accumulated other comprehensive loss	(2,409)	(3,414)
Retained earnings	334,512	314,521

Total stockholders’ equity	877,413	891,124

Total liabilities and stockholders’ equity	$1,330,519	$1,336,797

See accompanying notes to unaudited consolidated financial statements.

ViroPharma Incorporated

Consolidated Statements of Operations

(unaudited)

	Three Months Ended March 31,
(in thousands, except per share data)	2012	2011
Revenues:
Net product sales	$135,800	$127,035

Costs and Expenses:
Cost of sales (excluding amortization of product rights)	32,079	18,869
Research and development	15,399	10,426
Selling, general and administrative	37,949	28,310
Intangible amortization	8,827	8,897
Other operating expenses	1,236	498

Total costs and expenses	95,490	67,000

Operating income	40,310	60,035

Other Income (Expense):
Interest income	136	204
Interest expense	(3,447)	(2,981)
Other income, net	1,061	3,142

Income before income tax expense	38,060	60,400

Income tax expense	18,069	23,954

Net income	$19,991	$36,446

Net income per share:
Basic	$0.28	$0.47
Diluted	$0.26	$0.40

Shares used in computing net income per share:
Basic	70,512	77,849
Diluted	85,026	95,973

See accompanying notes to unaudited consolidated financial statements.

ViroPharma Incorporated

Consolidated Statements of Comprehensive Income

(unaudited)

	Three Months Ended March 31,
(in thousands)	2012	2011
Net income	$19,991	$36,446
Other comprehensive income, before tax:
Foreign currency translations adjustments	1,004	65
Unrealized gains (losses) on available for sale securities
Unrealized holding gains (losses) arising during period	2	(11)
Income tax expense (benefit)	1	(4)

Unrealized gains (losses) on available for sale securities, net of tax	1	(7)

Other comprehensive income, net of tax	1,005	58

Comprehensive income	$20,996	$36,504

See accompanying notes to unaudited consolidated financial statements.

ViroPharma Incorporated

Consolidated Statements of Stockholders’ Equity

(unaudited)

(in thousands)	Preferred Stock		Common Stock		Treasury Shares		Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained Earnings	Total stockholders’ equity
	Number of shares	Amount	Number of shares	Amount	Number of shares	Amount
Balance, December 31, 2011	—	$—	70,568	$159	9,159	$(169,661)	$749,519	$(3,414)	$314,521	$891,124
Exercise of common stock options	—	—	716	2	—	—	5,342	—	—	5,344
Restricted stock vested	—	—	27	—	—	—	—	—	—	—
Employee stock purchase plan	—	—	13	—	—	—	214	—	—	214
Share-based compensation	—	—	—	—	—	—	4,904	—	—	4,904
Other comprehensive income	—	—	—	—	—	—	—	1,005	—	1,005
Repurchase of shares	—	—	(1,606)	—	1,606	(49,996)	—	—	—	(49,996)
Stock option tax benefits	—	—	—	—	—	—	4,827	—	—	4,827
Net income	—	—	—	—	—	—	—	—	19,991	19,991

Balance, March 31, 2012	—	$—	69,718	$161	10,765	$(219,657)	$764,806	$(2,409)	$334,512	$877,413

See accompanying notes to unaudited consolidated financial statements.

ViroPharma Incorporated

Consolidated Statements of Cash Flows

(unaudited)

	Three Months Ended March 31,
(in thousands)	2012	2011
Cash flows from operating activities:
Net income	$19,991	$36,446
Adjustments to reconcile net income to net cash provided by operating activities:
Non-cash share-based compensation expense	4,904	3,456
Non-cash interest expense	2,245	1,956
Non-cash charge for contingent consideration	1,112	471
Non-cash charge for option amortization	1,071	—
Deferred tax provision	(4,381)	(2,468)
Depreciation and amortization expense	9,561	9,421
Other, net	(2,477)	(2,815)
Changes in assets and liabilities:
Accounts receivable	15,353	(15,564)
Inventory	4,289	(10,764)
Prepaid expenses and other current assets	608	2,344
Prepaid income taxes and income taxes payable	(6,069)	12,447
Other assets	670	553
Accounts payable	4,840	5,947
Accrued expenses and other current liabilities	1,697	(2,278)
Other non-current liabilities	(103)	(93)

Net cash provided by operating activities	53,311	39,059

Cash flows from investing activities:
Purchase of property, equipment and building improvements	(267)	(1,827)
Purchase of short-term investments	(36,192)	(51,824)
Maturities of short-term investments	54,353	26,410

Net cash provided by (used in) investing activities	17,894	(27,241)

Cash flows from financing activities:
Payment for treasury shares acquired	(49,996)	(45,000)
Forward share purchase	—	(5,000)
Net proceeds from issuance of common stock	5,558	2,109
Excess tax benefits from share-based payment arrangements	4,827	271

Net cash used in financing activities	(39,611)	(47,620)

Effect of exchange rate changes on cash	699	458

Net increase (decrease) in cash and cash equivalents	32,293	(35,344)

Cash and cash equivalents at beginning of period	331,352	426,732

Cash and cash equivalents at end of period	$363,645	$391,388

See accompanying notes to unaudited consolidated financial statements.

ViroPharma Incorporated

Notes to the Unaudited Consolidated Financial Statements

Note 1. Organization and Business Activities

ViroPharma Incorporated is a global biotechnology company dedicated to the development and commercialization of products that address serious diseases, with a focus on products used by physician specialists or in hospital settings. We intend to grow through sales of our marketed products, through continued development of our product pipeline, expansion of sales into additional territories outside the United States, through potential acquisition or licensing of products and product candidates and the acquisition of companies. We expect future growth to be driven by sales of Cinryze, both domestically and internationally, sales of Buccolam and Plenadren in Europe, and by our core development programs, including C1 esterase inhibitor and a non-toxigenic strain of C. difficile (VP20621).

We market and sell Cinryze in the United States for routine prophylaxis against angioedema attacks in adolescent and adult patients with hereditary angioedema (HAE). Cinryze is a C1 esterase inhibitor therapy for routine prophylaxis against HAE, also known as C1 inhibitor (C1-INH) deficiency, a rare, severely debilitating, life-threatening genetic disorder. Cinryze was acquired in October 2008 and in January 2010, we acquired expanded rights to commercialize Cinryze and future C1-INH derived products in certain European countries and other territories throughout the world as well as rights to develop future C1-INH derived products for additional indications. In June 2011, the European Commission granted us Centralized Marketing Authorization for Cinryze® in adults and adolescents with HAE for routine prevention, pre-procedure prevention and acute treatment of angioedema attacks. The approval also includes a self administration option for appropriately trained patients. We have begun to commercialize Cinryze in Europe and continue to evaluate our commercialization opportunities in countries where we have distribution rights.

We also market and sell Vancocin HCl capsules, the oral capsule formulation of vancomycin hydrochloride, in the U.S. and its territories. Vancocin is indicated for the treatment of C. difficile-associated diarrhea (CDAD). Vancocin capsules are also used for the treatment of enterocolitis caused by Staphylococcus aureus, including methicillin-resistant strains.

On April 9, 2012, the FDA denied the citizen petition we filed on March 17, 2006 related to the FDA’s proposed in vitro method for determining bioequivalence of abbreviated new drug applications (ANDAs) referencing Vancocin (vancomycin hydrochloride, USP) Capsules. The FDA also informed us in the same correspondence that the recent supplemental new drug application (sNDA) for Vancocin approved December 14, 2011 would not qualify for three additional years of exclusivity based on the agency’s assertion that in order for an sNDA for an old antibiotic such as Vancocin to be eligible for a grant of exclusivity, it must involve a significant new use or indication. FDA also indicated that it approved three ANDA’s for generic vancomycin capsules and the companies holding these ANDA approvals indicated that they have begun shipping generic vancomycin hydrochloride, USP. Pursuant to the terms of a previously entered distribution agreement, we granted a third party a license under our NDA for Vancocin® (vancomycin hydrochloride capsules, USP) to distribute and sell vancomycin hydrochloride capsules as an authorized generic product. We also continue to sell branded Vancocin. We are also obligated to pay Genzyme royalties of 10 percent, 10 percent and 16 percent on net sales of Vancocin for the three year period following the approval of the sNDA as well as a lower royalty on sales of our authorized generic version of Vancocin in connection with our purchase of exclusive rights to two studies of Vancocin.

On April 13, 2012, we filed a suit against the FDA and the Department of Health and Human Services seeking a review under the Administrative Procedure Act of the FDA’s response to our citizen petition and the approval of three ANDAs for generic vancomycin capsules. Concurrent with the filing of the complaint we filed a motion for a temporary restraining order and/or a preliminary injunction. On April 23, 2012, the District Court denied our motion for a temporary restraining order and/or a preliminary injunction. We are evaluating potential legal options.

On November 15, 2011, we acquired a 100% ownership interest in DuoCort Pharma AB (DuoCort), a private company based in Helsingborg, Sweden focused on improving glucocorticoid replacement therapy for treatment of adrenal insufficiency, or Addison’s disease (AD). The acquisition of Duocort further expands our orphan disease commercial product portfolio. On November 3, 2011, the European Commission (EC) granted European Marketing Authorization for Plenadren® (hydrocortisone, modified release tablet), an orphan drug for treatment of adrenal insufficiency in adults, which will bring these patients their first pharmaceutical innovation in over 50 years. We anticipate commercial launch of Plenadren in the EU in late 2012 or early 2013. A named patient program is currently available to patients in Europe, which we expect to continue until commercial launch. We are currently conducting an open label trial in Sweden and will initiate a registry study as a condition of approval in the EU.

ViroPharma Incorporated

Notes to the Unaudited Consolidated Financial Statements – (Continued)

In May 2010, we acquired Auralis Limited, a UK based specialty pharmaceutical company. In connection with the acquisition, we acquired Buccolam® (Oromucosal Solution, Midazolam [as hydrochloride]). In September of 2011, the European Commission granted a Centralized Pediatric Use Marketing Authorization (PUMA) for Buccolam, for treatment of prolonged, acute, convulsive seizures in infants, toddlers, children and adolescents, from 3 months to less than 18 years of age. We have begun to commercialize Buccolam in Europe.

Our product development portfolio is primarily focused on three programs, C1 esterase inhibitor [human], VP20621 and VP-20629.

We are working on developing further therapeutic uses, potential additional indications in other C1 mediated diseases, and alternative modes of administration for C1 esterase inhibitor. We are currently undertaking studies on the viability of subcutaneous administration of Cinryze. We intend to conduct ViroPharma sponsored studies and investigator-initiated studies (IIS) to identify further therapeutic uses and potentially expand the labeled indication for Cinryze to include other C1 mediated diseases, such as Antibody-Mediated Rejection (AMR) and Delayed Graft Function (DGF). Additionally, in May 2011, Halozyme Therapeutics (Halozyme) granted us an exclusive worldwide license to use Halozyme’s proprietary Enhanze™ technology, a proprietary drug delivery platform using Halozyme’s recombinant human hyaluronidase enzyme (rHuPH20) technology in combination with a C1 esterase inhibitor. We intend to apply rHuPH20 initially to develop an alternative subcutaneous formulation of Cinryze for routine prophylaxis against attacks of HAE. In the first quarter of 2012, we completed a Phase 2 study to evaluate the safety, and pharmacokinetics and pharmacodynamics of subcutaneous administration of Cinryze in combination with rHuPH20 and announced the presentation of positive data. During the second quarter of 2012, we intend to initiate another Phase 2 study to further evaluate the safety and efficacy of the subcutaneous administration of Cinryze in combination with rHuPH20.

We are also developing VP20621 for the prevention of CDAD. In May 2011, we initiated a Phase 2 dose-ranging clinical study to evaluate the safety, tolerability, and efficacy of VP 20621 for prevention of recurrence of CDAD in adults previously treated for CDAD.

On September 30, 2011, we entered into a license agreement for the worldwide rights of Intellect Neurosciences, Inc. (INS) to its clinical stage drug candidate, VP-20629, which we expect to develop for the treatment of Friedreich’s Ataxia (FA), a rare, hereditary, progressive neurodegenerative disease. VP-20629, or indole-3-propionic acid, is a naturally occurring, small molecule that has potent anti-oxidant properties that can protect against neurodegenerative disease. In a recent Phase 1 safety and tolerability study conducted in the Netherlands, VP-20629 was demonstrated to be safe and well tolerated at all dose levels tested. We expect to initiate a phase 2 study within 12 to 18 months of the date of the license agreement, after completion of longer-term toxicology studies. We intend to file for Orphan Drug Designation upon review of the phase 2 proof of concept data.

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

ViroPharma Incorporated

Notes to the Unaudited Consolidated Financial Statements – (Continued)

Basis of Presentation

The consolidated financial information at March 31, 2012 and for the three months ended March 31, 2012 and 2011, is unaudited but includes all adjustments (consisting only of normal recurring adjustments), which in the opinion of management, are necessary to state fairly the consolidated financial information set forth therein in accordance with accounting principles generally accepted in the United States of America. The interim results are not necessarily indicative of results to be expected for the full fiscal year. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2011 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission.

Subsequent Events

We have evaluated all subsequent events through the date the financial statements were issued, and have not identified any such events other than the FDA actions described above which resulted in a charge to cost of sales for the three months ended March 31, 2012 of approximately $0.4 million due to an inventory adjustment.

Use of Estimates

The preparation of the Company’s consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Adoption of Standards

In May 2011, the FASB issued ASU 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs, and the IASB issued IFRS 13, Fair Value Measurement. The new guidance results in a consistent definition of fair value and common requirements for measurement of and disclosure about fair value between U.S. GAAP and IFRS. The ASU is effective for interim and annual periods beginning on or after December 15, 2011, with early adoption prohibited. The new guidance changes certain fair value measurement principles and disclosure requirements. We adopted this ASU January 1, 2012. The adoption of the provisions of this guidance did not have a material impact on our results of operations, cash flows, and financial position.

In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income (Topic 220). This standard eliminates the current option to report other comprehensive income and its components in the statement of changes in equity. The standard is intended to enhance comparability between entities that report under US GAAP and those that report under IFRS, and to provide a more consistent method of presenting non-owner transactions that affect an entity’s equity. Under the ASU, an entity can elect to present items of net income and other comprehensive income in one continuous statement, referred to as the statement of comprehensive income, or in two separate, but consecutive, statements. Each component of net income and each component of other comprehensive income, together with totals for comprehensive income and its two parts, net income and other comprehensive income, would need to be displayed under either alternative. The statement(s) would need to be presented with equal prominence as the other primary financial statements. This ASU does not change items that constitute net income and other comprehensive income, when an item of other comprehensive income must be reclassified to net income or the earnings-per-share computation (which will continue to be based on net income). The new US GAAP requirements are effective for public entities as of the beginning of a fiscal year that begins after December 15, 2011 and interim and annual periods thereafter. We adopted this ASU January 1, 2012. The adoption of the provisions of this guidance did not have a material impact on our results of operations, cash flows, and financial position.

In December 2011, the FASB issued ASU 2011-12, Deferral of the Effective Date for Amendments to Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update 2011-05. This ASU defers certain provisions of ASU 2011-05, which required entities to present reclassification adjustments out of accumulated other comprehensive income by component in the statement in which net income is presented and the statement in which comprehensive income is presented for both interim and annual periods. This requirement is indefinitely deferred by this ASU and will be further deliberated by the FASB at a future date. The new ASU is effective for public entities as of the beginning of a fiscal year that begins after December 15, 2011 and interim and annual periods thereafter, the same as that for the unaffected provisions of ASU 2011-05. We adopted this ASU January 1, 2012.

ViroPharma Incorporated

Notes to the Unaudited Consolidated Financial Statements – (Continued)

In September 2011, the FASB issued ASU 2011-08, Testing Goodwill for Impairment (the revised standard) (Topic 350). The objective of this ASU is to simplify how entities test goodwill for impairment. The amendments in the ASU provide the option to first assess qualitative factors to determine whether it is necessary to perform the current two-step test. If an entity believes, as a result of its qualitative assessment, that it is more-likely-than-not (a likelihood of more than 50%) that the fair value of a reporting unit is less than its carrying amount, the quantitative impairment test is required. Otherwise, no further testing is required. The revised standard includes examples of events and circumstances that might indicate that a reporting unit’s fair value is less than its carrying amount. These include macro-economic conditions such as deterioration in the entity’s operating environment, entity-specific events such as declining financial performance, and other events such as an expectation that a reporting unit will be sold. An entity should also consider in its qualitative assessment the “cushion” between a reporting unit’s fair value and carrying amount if determined in a recent fair value calculation. The revised standard is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The adoption of the provisions of this guidance is not expected to have a material impact on our results of operations, cash flows, and financial position.

Note 2. Short-Term Investments

Short-term investments consist of fixed income securities with remaining maturities of greater than three months at the date of purchase, debt securities and equity securities. At March 31, 2012, all of our short-term investments are classified as available for sale investments and measured as level 1 instruments of the fair value measurements standard.

The following summarizes the Company’s available for sale investments at March 31, 2012:

(in thousands)	Cost	Gross unrealized gains	Gross unrealized losses	Fair value
Debt securities:
US Treasury	$25,003	$1	$21	$24,983
Corporate bonds	84,729	50	44	84,735

Total	$109,732	$51	$65	$109,718

Maturities of investments were as follows:
Less than one year	$75,677	$51	$26	$75,702
Longer than one year	34,055	—	39	34,016

	$109,732	$51	$65	$109,718

The following summarizes the Company’s available for sale investments at December 31, 2011:

(in thousands)	Cost	Gross unrealized gains	Gross unrealized losses	Fair value
Debt securities:
U.S. Treasury	$48,351	$14	$3	$48,362
Corporate bonds	80,143	43	70	80,116

	$128,494	$57	$73	$128,478

Maturities of investments were as follows:
Less than one year	$99,190	$42	$39	$99,193
Greater than one year	29,304	15	34	29,285

Total	$128,494	$57	$73	$128,478

ViroPharma Incorporated

Notes to the Unaudited Consolidated Financial Statements – (Continued)

Note 3. Inventory

Inventory is stated at the lower of cost or market using actual cost. The following represents the components of inventory at March 31, 2012 and December 31, 2011:

(in thousands)	March 31, 2012	December 31, 2011
Raw Materials	$42,012	$50,045
Work In Process	9,336	6,035
Finished Goods	5,351	4,236

Total	$56,699	$60,316

Note 4. Intangible Assets

The following represents the balance of the intangible assets at March 31, 2012:

(in thousands)	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
Cinryze Product rights	$521,000	$71,764	$449,236
Vancocin Intangibles	168,099	49,749	118,350
Buccolam Product rights	6,465	377	6,088
Auralis Contract rights	9,215	1,844	7,371
Plenadren Product rights	63,651	2,119	61,532

Total	$768,430	$125,853	$642,577

The following represents the balance of the intangible assets at December 31, 2011:

(in thousands)	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
Cinryze Product rights	$521,000	$66,554	$454,446
Vancocin Intangibles	168,099	48,074	120,025
Buccolam Product rights	6,271	209	6,062
Auralis Contract rights	8,938	1,579	7,359
Plenadren Product rights	61,277	510	60,767

Total	$765,585	$116,926	$648,659

ViroPharma Incorporated

Notes to the Unaudited Consolidated Financial Statements – (Continued)

On April 9, 2012, FDA denied the citizen petition filed on March 17, 2006 related to the FDA’s proposed in vitro method for determining bioequivalence of abbreviated new drug applications (ANDAs) referencing Vancocin Capsules. In the FDA’s response to the citizen petition, the agency denied our citizen petition and also informed us that a final guidance for vancomycin bioequivalence consistent with the FDA’s citizen petition response is forthcoming.

The FDA also informed us in the same correspondence that the recent supplemental new drug application (sNDA) for Vancocin approved December 14, 2011 would not qualify for three additional years of exclusivity based on the agency’s assertion that in order for an sNDA for an old antibiotic such as Vancocin to be eligible for a grant of exclusivity, it must be a significant new use or indication. FDA also indicated that it is approving three ANDA’s for generic vancomycin capsules.

In addition, we have received a notification that the Federal Trade Commission (FTC) is considering an investigation into whether we engaged in unfair methods of competition with respect to Vancocin. The existence of an investigation does not indicate that the FTC has concluded that we have violated the law and we do not believe we have engaged in unfair methods of competition with respect to Vancocin. We intend to cooperate with the FTC investigation. However at this time we cannot assure potential outcomes of this investigation.

We have begun shipping authorized generic vancomycin hydrochloride, USP, in addition to continuing the sales of Vancocin. However, the approval of generic copies of Vancocin will materially impact our revenues, operating results and cash flows. We tested the Vancocin intangible assets for impairment as of March 31, 2012. There was no impairment of these intangible assets as of March 31, 2012. Vancocin will continue to be utilized and sold as a branded drug product and we are selling an authorized generic version of Vancocin along with generics of other companies that have entered the market. However, should future events occur that may cause further reductions in revenue we may be required to test the recoverability of these assets and may incur an impairment.

On April 13, 2012, we filed a suit against the FDA and the Department of Health and Human Services seeking a review under the Administrative Procedure Act of the FDA’s response to our citizen petition and the approval of three ANDAs for generic vancomycin capsules. Concurrent with the filing of the complaint we filed a motion for a temporary restraining order and/or a preliminary injunction. On April 23, 2012, the District Court denied our motion for a temporary restraining order and/or preliminary injunction. We are evaluating potential legal options.

We were obligated to pay Eli Lilly and Company (Lilly) additional purchase price consideration based on net sales of Vancocin within a calendar year through 2011. We accounted for these additional payments as additional purchase price which requires that the additional purchase price consideration is recorded as an increase to the intangible asset of Vancocin and is amortized over the remaining estimated useful life of the intangible asset. In addition, at the time of recording the additional intangible assets, a cumulative adjustment was recorded to accumulated intangible amortization, in addition to ordinary amortization expense, in order to reflect amortization as if the additional purchase price had been paid in November 2004.

As of December 31, 2011, we have paid an aggregate of $51.1 million to Lilly in additional purchase price consideration, as our net sales of Vancocin surpassed the maximum obligation level of $65 million in 2005 through 2011. In June 2011, we satisfied our obligations to Lilly to make additional purchase price consideration payments under the purchase agreement.

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

Due to the approval and launch of Buccolam, coupled with the approval and launch of Cinryze in Europe, we have decided to alter our development and commercialization plans for the remaining Auralis IPR&D asset. The decision resulted in the impairment of the IPR&D asset and a portion of the Auralis Contract rights. Accordingly, we recorded a charge of approximately £5.4 million (approximately $8.5 million) during the third quarter of 2011.

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

ViroPharma Incorporated

Notes to the Unaudited Consolidated Financial Statements – (Continued)

adults, which will bring these patients their first pharmaceutical innovation in over 50 years. We recognized an intangible asset related to the Plenadren product rights. The product rights acquired are being amortized on a straight-line basis over their estimated useful lives of 10 years.

Note 5. Long-Term Debt

Long-term debt as of March 31, 2012 and December 31, 2011 is summarized in the following table:

(in thousands)	March 31, 2012	December 31, 2011
Senior convertible notes	$155,464	$153,453
less: current portion	—	—

Total debt principal	$155,464	$153,453

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

The debt and equity components of our senior convertible debt securities were bifurcated and accounted for separately based on the value and related interest rate of a non-convertible debt security with the same terms. The fair value of a non-convertible debt instrument at the original issuance date was determined to be $148.1 million. The equity (conversion options) component of our convertible debt securities is included in Additional paid-in capital on our Consolidated Balance Sheet and, accordingly, the initial carrying value of the debt securities was reduced by $101.9 million. Our net income for financial reporting purposes is reduced by recognizing the accretion of the reduced carrying values of our convertible debt securities to their face amount of $250.0 million as additional non-cash interest expense. Accordingly, the senior convertible debt securities will recognize interest expense at effective rates of 8.0% as they are accreted to par value.

As of March 31, 2012 senior convertible notes representing $205.0 million of principal debt are outstanding with a carrying value of $155.5 million and a fair value of approximately $350.0 million, based on the Level 2 valuation hierarchy of the fair value measurements standard.

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

ViroPharma Incorporated

Notes to the Unaudited Consolidated Financial Statements – (Continued)

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

Initially, the purchased call options and warrants sold with the terms described above were based upon the $250.0 million offering, and the number of shares we would purchase under the call option and the number of shares we would sell under the warrants was 13.25 million, to correlate to the $250.0 million principal amount. On March 24, 2009 we repurchased, in a privately negotiated transaction, $45.0 million in principal amount of our senior convertible notes due March 2017 for total consideration of approximately $21.2 million. The repurchase represented 18% of our then outstanding debt and was executed at a price equal to 47% of par value. Additionally, in negotiated transactions, we sold approximately 2.38 million call options for approximately $1.8 million and repurchased approximately 2.38 million warrants for approximately $1.5 million which terminated the call options and warrants that were previously entered into by us in March 2007. We recognized a $9.1 million gain in the first quarter of 2009 as a result of this debt extinguishment. For tax purposes, the gain qualifies for deferral until 2014 in accordance with the provisions of the American Recovery and Reinvestment Act.

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

As of March 31, 2012, we have accrued $0.20 million in interest payable to holders of the senior convertible notes. Debt issuance costs of $4.8 million have been capitalized and are being amortized over the term of the senior convertible notes, with an unamortized balance of $1.9 million at March 31, 2012.

The senior convertible notes can be converted into shares of our common stock during the second quarter of 2012 at the election of the holders as the last reported sale price of our common stock for the 20 or more trading days in the 30 consecutive trading days ending on March 30, 2012 exceeded 130% of the conversion price, $18.87 per share, in effect on March 30, 2012.

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

ViroPharma Incorporated

Notes to the Unaudited Consolidated Financial Statements – (Continued)

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

As of the date of this filing, we have not drawn any amounts under the Credit Facility and are in compliance with our covenants. However, because of the negative impact of approval of generic vancomycin on our operating results and the resulting effect on certain covenants, the availability under the facility may be limited at times.

As of March 31, 2012, we have accrued $0.20 million in interest expense for the revolver. Financing costs of approximately $1.7 million incurred to establish the Credit Facility were deferred and are being amortized to interest expense over the life of the Credit Facility, with an unamortized balance of $1.3 million as of March 31, 2012.

Note 6. Stockholder’s Equity

Preferred Stock

The Company’s Board of Directors has the authority, without action by the holders of common stock, to issue up to 5,000,000 shares of preferred stock from time to time in such series and with such preference and rights as it may designate.

Share Repurchase Program

On March 9, 2011, our Board of Directors authorized the use of up to $150 million to repurchase shares of our common stock and/or our 2% Senior Convertible Notes due 2017. On September 14, 2011, our Board of Directors authorized the use of up to an additional $200 million to repurchase shares of our common stock and/or our 2% Senior Convertible Notes due 2017. Purchases may be made by means of open market transactions, block transactions, privately negotiated purchase transactions or other techniques from time to time. During 2011, we reacquired approximately 9.2 million shares at a cost of approximately $169.7 million or an average price of $18.52 per share.

During the first quarter of 2012, we reacquired approximately 1.6 million shares at a cost of approximately $50.0 million or an average price of $31.13 per share.

Note 7. Share-based Compensation

Beginning in 2011, our stock-based compensation program consisted of a combination of: time vesting stock options with graduated vesting over a four year period; performance and market vesting common stock units, or PSUs, tied to the achievement of pre-established company performance metrics and market based goals over a three-year performance period; and, time vesting restricted stock awards, or RSUs, granted to our non-employee directors vesting over a one year period. Grants under our former share-based compensation program consisted only of time vesting stock options.

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

•

PSUs subject to our total shareholder return, or TSR, market metric relative to a peer group of companies, which includes both market and service conditions, are estimated using a Monte Carlo simulation. Compensation expense is based upon the number and value of shares expected to vest at the date of the grant. Compensation expense is recognized over the applicable

ViroPharma Incorporated

Notes to the Unaudited Consolidated Financial Statements – (Continued)

vesting period. All compensation cost for the award will be recognized if the requisite service period is fulfilled, even if the market condition is never satisfied; and,

•	time vesting RSUs are based on the market value of our stock on the date of grant. Compensation expense for time vesting RSUs is recognized over the vesting period.

The vesting period for our stock awards is the requisite service period associated with each grant.

Our share-based compensation expense is comprised of the following:

	Three Months Ended March 31,
(in thousands)	2012	2011
Stock options	$3,882	$2,961
Performance shares	790	406
Restricted shares	181	50
Employee Stock Purchase Plan	51	39

Total	$4,904	$3,456

Our share-based compensation expense is recorded as follows:

	Three Months Ended March 31,
(in thousands)	2012	2011
Research and development	$1,083	$987
Selling, general and administrative	3,821	2,469

Total	$4,904	$3,456

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

On May 23, 2008, the 2005 Plan was amended and an additional 5,000,000 shares of common stock was reserved for issuance upon the exercise of stock options or the grant of restricted shares or restricted share units. This amendment was approved by stockholders at our Annual Meeting of Stockholders in May of 2010. As of March 31, 2012, there were 3,127,415 shares available for grant under the Plans.

The following table lists information about these equity plans at March 31, 2012:

	1995 Plan	2001 Plan	2005 Plan	Combined
Shares authorized for issuance	4,500,000	500,000	12,850,000	17,850,000
Shares outstanding	4,500,000	500,000	9,722,585	14,722,585

Shares available for grant	—	—	3,127,415	3,127,415

ViroPharma Incorporated

Notes to the Unaudited Consolidated Financial Statements – (Continued)

Employee Stock Option Plans

We granted 898,130 stock options in the first three months of 2012. The weighted average fair value of the grants was estimated at $16.64 per share using the Black-Scholes option-pricing model using the following assumptions:

Expected dividend yield		—
Range of risk free interest rate	1.24%	—	1.61%
Weighted-average volatility		62.07%
Range of volatility	60.85%	—	62.35%
Range of expected option life (in years)	5.50	—	6.25

We have 8,525,825 option grants outstanding at March 31, 2012 with exercise prices ranging from $1.00 per share to $32.69 per share and a weighted average remaining contractual life of 7.07 years. The following table lists the outstanding and exercisable option grants as of March 31, 2012:

	Number of options	Weighted average exercise price	Weighted average remaining contractual term (years)	Aggregate intrinsic value (in thousands)
Outstanding	8,525,825	$14.06	7.07	$136,737
Exercisable	4,425,391	$11.39	5.68	$82,672

The following table summarizes information regarding our stock option awards at March 31, 2012:

	Shares Under Option	Weighted Average Exercise Price
Balance at December 31, 2011	8,485,241	$12.03
Granted	898,130	$28.86
Exercised	(756,354)	$8.69
Forfeited	(100,692)	15.24
Cancelled	(500)	$22.99

Balance at March 31, 2012	8,525,825	$14.06

As of March 31, 2012, there was $35.8 million of total unrecognized compensation cost related to unvested share-based payments (including share options) granted under the Plans. That cost is expected to be recognized over a weighted-average period of 2.84 years.

Performance Awards

Beginning in 2011, employees receive annual grants of performance award units, or PSUs, in addition to stock options which give the recipient the right to receive common stock that is contingent upon achievement of specified pre-established company performance goals over a three year performance period. The performance goals for the PSUs granted, which are accounted for as equity awards, are based upon the following performance measures: (i) our revenue growth over the performance period, (ii) our adjusted net income as a percent of sales at the end of the performance period, and (iii) our relative total shareholder return, or TSR, compared to a peer group of companies at the end of the performance period.

In 2012 and 2011, approximately 186,000 and 155,000 PSUs subject to company specific performance metrics were granted with weighted average grant date fair values of $28.16 and $17.84 per share, respectively. In 2012 and 2011, approximately 21,000 and 17,000 PSUs subject to the TSR metric were granted with weighted average grant date fair values of $45.37 and $24.38 per share, respectively. The number of PSUs reflected as granted represents the target number of shares that are eligible to vest subject to the

ViroPharma Incorporated

Notes to the Unaudited Consolidated Financial Statements – (Continued)

attainment of the performance goals. Depending on the outcome of these performance goals, a recipient may ultimately earn a number of shares greater or less than their target number of shares granted, ranging from 0% to 200% of the PSUs granted. Shares of our common stock are issued on a one-for-one basis for each PSU earned. Participants vest in their PSUs at the end of the performance period.

The fair value of the PSUs subject to company specific performance metrics is equal to the closing price of our common stock on the grant date.

The fair value of the market condition PSUs was determined using a Monte Carlo simulation and utilized the following inputs and assumptions:

	Three Months Ended March 31,
(in thousands)	2012	2011
Closing stock price on grant date	$28.16	$17.84
Performance period starting price	$24.94	$16.85
Term of award (in years)	2.99	2.99
Volatility	65.06%	69.75%
Risk-free interest rate	0.45%	1.19%
Expected dividend yield	0.00%	0.00%
Fair value per TSR PSU	$45.37	$24.38

The performance period starting price is measured as the average closing price over the last 30 trading days prior to the performance period start. The Monte Carlo simulation model also assumed correlations of returns of the prices of our common stock and the common stocks of the comparator group of companies and stock price volatilities of the comparator group of companies.

At March 31, 2012, there was approximately $10.78 million of unrecognized compensation cost related to all PSUs that is expected to be recognized over a weighted-average period of approximately 2.55 years.

The following table summarizes select information regarding our PSUs as of March 31, 2012:

	Share Units (in thousands)	Weighted- average grant date fair value
Balance at December 31, 2011	164,692	$18.50
Granted	206,900	$29.88
Exercised	—	$—
Forfeited	(6,026)	$22.42
Vested	—	$—

Balance at March 31, 2012	365,566	$24.87

Restricted Stock Awards

Beginning in 2011, we also grant our non-employee directors restricted stock awards that vest after one year of service. In 2012 and 2011, 37,750 and 27,000 RSUs were granted with weighted average grant date fair values of $31.12 and $17.30 per share, respectively. The fair value of a restricted stock award is equal to the closing price of our common stock on the grant date.

ViroPharma Incorporated

Notes to the Unaudited Consolidated Financial Statements – (Continued)

The following summarizes select information regarding our restricted stock awards as of March 31, 2012:

	Share Units (in thousands)	Weighted- average grant date fair value
Balance at December 31, 2011	27,000	$17.30
Granted	37,750	$31.12
Vested	(27,000)	$17.30

Balance at March 31, 2012	37,750	$31.12

As of March 31, 2012, there was approximately $ 1.06 million of unrecognized compensation cost related to RSUs which is expected to be recognized over a weighted average period of 0.90 years.

Employee Stock Purchase Plan

Under this plan, no shares were sold to employees during the first three months of 2012. During the year ended December 31, 2011, 29,982 shares were sold to employees. As of March 31, 2012 there are approximately 400,078 shares available for issuance under this plan.

Under this plan, there are two plan periods: January 1 through June 30 (Plan Period One) and July 1 through December 31 (Plan Period Two). For Plan Period One in 2012, the fair value of approximately $103,000 was estimated using the Type B model with a risk free interest rate of 0.06%, volatility of 47.7% and an expected option life of 0.5 years. This fair value is being amortized over the six month period ending June 30, 2012.

Note 8. Income Tax Expense

Our income tax expense was $18.1 million and $24.0 million for the quarters ended March 31, 2012 and 2011, respectively. Our income tax expense includes federal, state and foreign income taxes at statutory rates and the effects of various permanent differences.

Our effective tax rates for the quarters ended March 31, 2012 and 2011 were 47.5% and 39.7%, respectively. Our effective tax rate is higher than the statutory U.S. tax rate in both quarters due to state income taxes and certain share-based compensation that is not tax deductible. In addition, the effective tax rate for the quarter ended March 31, 2012 is higher than the statutory U.S. tax rate due to foreign losses on which no tax benefit is provided or on which the tax benefit is less than the U.S. statutory tax, non-deductible amortization expense and an increase in the fair value of contingent consideration that is not deductible for tax purposes. These increases to the effective tax rate are partially offset by tax benefits related to orphan drug credits, manufacturing deductions and charitable contributions.

During the three months ended March 31, 2012, we had no material changes to our liability for uncertain tax positions. The examination of our 2008 U.S. income tax return concluded during the quarter ended March 31, 2011 with no material adjustments. We are currently under examination in a foreign tax jurisdiction and various state income tax returns are also currently under examination. At this time, we do not believe that the results of these examinations will have a material impact on our financial statements.

ViroPharma Incorporated

Notes to the Unaudited Consolidated Financial Statements – (Continued)

Note 9. Accumulated Other Comprehensive Income

The following table presents the changes in the components of accumulated other comprehensive income for the three months ended March 31, 2012:

(in thousands)	Cumulative Translation	Unrealized gains (losses) on securities	Accumulated other comprehensive income (loss)
Balance December 31, 2011	$(3,403)	$(11)	$(3,414)
Current period other comprehensive income, net	1,004	1	1,005

Balance March 31, 2012	$(2,399)	$(10)	$(2,409)

The unrealized gains (losses) are reported net of federal and state income taxes.

Note 10. Earnings per share

	Three Months Ended March 31,
(in thousands, except per share data)	2012	2011
Basic Earnings Per Share
Net income	$19,991	$36,446
Common stock outstanding (weighted average)	70,512	77,849

Basic net income per share	$0.28	$0.47

Diluted Earnings Per Share

Net income	$19,991	$36,446
Add: interest expense on senior convertible notes, net of income tax	1,939	1,845

Diluted net income	$21,930	$38,291

Common stock outstanding (weighted average)	70,512	77,849
Add: shares from senior convertible notes	10,864	10,864
Add: dilutive effect of stock options and stock awards	3,650	7,260

Common stock equivalents	85,026	95,973

Diluted net income per share	$0.26	$0.40

The following table shows the shares excluded from the calculation of diluted net income per share, as their effect would be anti-dilutive:

	Three Months Ended March 31, 2012
(in thousands)	2012	2011
“Out-of-the-money” stock options	837	1,352

Note 11. Fair Value Measurement

Valuation Hierarchy – GAAP establishes a valuation hierarchy for disclosure of the inputs to valuation used to measure fair value. This hierarchy prioritizes the inputs into three broad levels as follows. Level 1 inputs are quoted prices (unadjusted) in active markets

ViroPharma Incorporated

Notes to the Unaudited Consolidated Financial Statements – (Continued)

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

The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of March 31, 2012:

		Fair Value Measurements at March 31, 2012
(in thousands)	Total Carrying Value at March 31, 2012	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$363,645	$363,645	$—	$—
Short term investments	$109,718	$109,718	$—	$—
Contingent consideration, short-term	$7,931	$—	$—	$7,931
Contingent consideration, long-term	$14,163	$—	$—	$14,163

The following table provides a rollfoward of activity in Level 3:

(in thousands)
Balance December 31, 2011	$20,189
Additions	—
Re-measurement	1,112
Impact of foreign exchange	793
Settlements	—

Balance March 31, 2012	$22,094

Valuation Techniques – Cash, cash equivalents and short-term investments are measured at fair value using quoted market prices and are classified within Level 1 of the valuation hierarchy. There were no changes in valuation techniques during the quarter ended March 31, 2012.

In the fourth quarter of 2011, we recognized contingent consideration liabilities related to our acquisition of DuoCort. The fair values of the contingent consideration is measured using significant inputs not observable in the market, which are referred to in the guidance as Level 3 inputs. The contingent consideration payments are classified as liabilities and are subject to the recognition of subsequent changes in fair value through our results of operations in other operating expenses.

The fair value of the contingent consideration payments related to regulatory approvals, is estimated by applying risk adjusted discount rates, 13% and 20.3%, to the probability adjusted contingent payments and the expected approval dates. The fair value of the contingent consideration payment related to the attainment of future revenue targets is estimated by applying a risk adjusted discount rate, 16%, to the potential payments resulting from probability weighted revenue projections and expected revenue target attainment dates. These fair value estimates are most sensitive to changes in the probability of regulatory approvals or the probability of the achievement of the revenue targets.

There were no changes in the valuation techniques during the period and there were no transfers into or out of Levels 1 and 2.

Our 2% senior convertible notes due March 2017 are measured at amortized cost in our consolidated balance sheets and not fair value. The principal balance outstanding is $205.0 million with a carrying value of $155.5 million and a fair value of approximately $350.0 million, based on the level 2 valuation hierarchy of the fair value measurements standard.

ViroPharma Incorporated

Notes to the Unaudited Consolidated Financial Statements – (Continued)

We believe that the fair values of our current assets and current liabilities approximate their reported carrying amounts.

Note 12. Acquisitions

On November 15, 2011, we acquired a 100% ownership interest in DuoCort Pharma AB (DuoCort), a private company based in Helsingborg, Sweden focused on improving glucocorticoid replacement therapy for treatment of adrenal insufficiency, or Addison’s disease (AD). We paid approximately 213 million Swedish Krona (SEK) or approximately $32.1 million in upfront consideration. We have also agreed to make additional payments ranging from SEK 240 million up to SEK 860 million or approximately $36 million to $129 million, contingent on the achievement of certain milestones. Up to SEK 160 million or approximately $24 million of the contingent payments relate to specific regulatory milestones; and up to SEK 700 million or approximately $105 million of the contingent payments are related to commercial milestones based on the success of the product.

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

Meritage Pharma, Inc.

On December 22, 2011, we entered into an exclusive development and option agreement with Meritage Pharma, Inc. (Meritage) , a private development-stage company based in San Diego, CA focused on developing oral budesonide suspension (OBS) as a treatment for eosinophilic esophagitis (EoE). EoE is a newly recognized chronic disease that is increasingly being diagnosed in children and adults. It is characterized by inflammation and accumulation of a specific type of immune cell, called an eosinophil, in the esophagus. EoE patients may have persistent or relapsing symptoms, which include dysphagia (difficulty in swallowing), nausea, stomach pain, chest pain, heartburn, loss of weight and food impaction.

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

ViroPharma Incorporated

Notes to the Unaudited Consolidated Financial Statements – (Continued)

We valued the non-refundable $7.5 million upfront payment using the cost method. Under the cost method, the fair value of the investment is not estimated if there are no identified events or changes in circumstances that may have a significant adverse effect on the fair value of the investment. As of March 31, 2012, we were not aware of any such adverse effects, as such no fair value estimate has been prepared. The asset is recorded as an other long-term asset on our condensed consolidated balance sheets and is amortized through other income (expense) in our results of operations over the expected term of the option agreement which is expected to be September 2013, or 21 months. We recognized approximately $1.1 million of amortization expense during the first quarter of 2012 related to this asset.

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

Auralis Acquisition

In May 2010 we acquired a 100% ownership interest in Auralis Limited, a UK based specialty pharmaceutical company for approximately $14.5 million in upfront consideration for the acquisition of the company and its existing pharmaceutical licenses and products. We have also agreed to pay an additional payment of £10 million Pounds Sterling contingent upon the first regulatory approval of Buccolam, a product in late stage development.

In September of 2011, the European Commission granted a Centralized Pediatric Use Marketing Authorization (PUMA) for Buccolam, and accordingly the additional consideration was paid. The U.S. dollar equivalent of the payment was approximately $15.8 million.

Note 13. Supplemental Cash Flow Information

	Three Months Ended March 31,
(in thousands)	2012	2011
Supplemental disclosure of non-cash transactions:
Employee share-based compensation	$4,904	$3,456
Unrealized losses on available for sale securities	(10)	(7)
Supplemental disclosure of cash flow information:
Cash paid for interest	$2,235	$2,050
Cash paid for income taxes	23,677	13,714
Cash received for stock option exercises	5,344	1,915
Cash received for employee stock purchase plan	214	117

ViroPharma Incorporated

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ViroPharma Incorporated is a global biotechnology company dedicated to the development and commercialization of products that address serious diseases, with a focus on products used by physician specialists or in hospital settings. We intend to grow through sales of our marketed products, through continued development of our product pipeline, expansion of sales into additional territories outside the United States, through potential acquisition or licensing of products and product candidates and the acquisition of companies. We expect future growth to be driven by sales of Cinryze, both domestically and internationally, sales of Buccolam and Plenadren in Europe, and by our core development programs, including C1 esterase inhibitor and a non-toxigenic strain of C. difficile (VP20621).

We market and sell Cinryze in the United States for routine prophylaxis against angioedema attacks in adolescent and adult patients with hereditary angioedema (HAE). Cinryze is a C1 esterase inhibitor therapy for routine prophylaxis against HAE, also known as C1 inhibitor (C1-INH) deficiency, a rare, severely debilitating, life-threatening genetic disorder. Cinryze was acquired in October 2008 and in January 2010, we acquired expanded rights to commercialize Cinryze and future C1-INH derived products in certain European countries and other territories throughout the world as well as rights to develop future C1-INH derived products for additional indications. In June 2011, the European Commission granted us Centralized Marketing Authorization for Cinryze® in adults and adolescents with HAE for routine prevention, pre-procedure prevention and acute treatment of angioedema attacks. The approval also includes a self administration option for appropriately trained patients. We have begun to commercialize Cinryze in Europe and continue to evaluate our commercialization opportunities in countries where we have distribution rights.

We also market and sell Vancocin HCl capsules, the oral capsule formulation of vancomycin hydrochloride, in the U.S. and its territories. Vancocin is indicated for the treatment of C. difficile-associated diarrhea (CDAD). Vancocin capsules are also used for the treatment of enterocolitis caused by Staphylococcus aureus, including methicillin-resistant strains.

On April 9, 2012, the FDA denied the citizen petition we filed on March 17, 2006 related to the FDA’s proposed in vitro method for determining bioequivalence of abbreviated new drug applications (ANDAs) referencing Vancocin (vancomycin hydrochloride, USP) Capsules. The FDA also informed us in the same correspondence that the recent supplemental new drug application (sNDA) for Vancocin approved December 14, 2011 would not qualify for three additional years of exclusivity based on the agency’s assertion that in order for an sNDA for an old antibiotic such as Vancocin to be eligible for a grant of exclusivity, it must involve a significant new use or indication. FDA also indicated that it approved three ANDA’s for generic vancomycin capsules and the companies holding these ANDA approvals indicated that they have begun shipping generic vancomycin hydrochloride, USP. Pursuant to the terms of a previously entered distribution agreement, we granted a third party a license under our NDA for Vancocin® (vancomycin hydrochloride capsules, USP) to distribute and sell vancomycin hydrochloride capsules as an authorized generic product. We also continue to sell branded Vancocin. We are also obligated to pay Genzyme royalties of 10 percent, 10 percent and 16 percent on net sales of Vancocin for the three year period following the approval of the sNDA as well as a lower royalty on sales of our authorized generic version of Vancocin in connection with our purchase of exclusive rights to two studies of Vancocin.

On April 13, 2012, we filed a suit against the FDA and the Department of Health and Human Services seeking a review under the Administrative Procedure Act of the FDA’s response to our citizen petition and the approval of three ANDAs for generic vancomycin capsules. Concurrent with the filing of the complaint, we filed a motion for a temporary restraining order and/or a preliminary injunction. On April 23, 2012, the District Court denied our motion for a temporary restraining order and/or a preliminary injunction. We are evaluating potential legal options.

On November 15, 2011, we acquired a 100% ownership interest in DuoCort Pharma AB (DuoCort), a private company based in Helsingborg, Sweden focused on improving glucocorticoid replacement therapy for treatment of adrenal insufficiency, or Addison’s disease (AD). The acquisition of Duocort further expands our orphan disease commercial product portfolio. On November 3, 2011, the European Commission (EC) granted European Marketing Authorization for Plenadren® (hydrocortisone, modified release tablet), an orphan drug for treatment of adrenal insufficiency in adults, which will bring these patients their first pharmaceutical innovation in over 50 years. We anticipate commercial launch of Plenadren in the EU in late 2012 or early 2013. A named patient program is currently available to patients in Europe, which we expect to continue until commercial launch. We are currently conducting an open label trial in Sweden and will initiate a registry study as a condition of approval in the EU.

ViroPharma Incorporated

In May 2010, we acquired Auralis Limited, a UK based specialty pharmaceutical company. In connection with the acquisition, we acquired Buccolam® (Oromucosal Solution, Midazolam [as hydrochloride]). In September of 2011, the European Commission granted a Centralized Pediatric Use Marketing Authorization (PUMA) for Buccolam, for treatment of prolonged, acute, convulsive seizures in infants, toddlers, children and adolescents, from 3 months to less than 18 years of age. We have begun to commercialize Buccolam in Europe.

Our product development portfolio is primarily focused on three programs, C1 esterase inhibitor [human], VP20621 and VP-20629.

We are working on developing further therapeutic uses, potential additional indications in other C1 mediated diseases, and alternative modes of administration for C1 esterase inhibitor. We are currently undertaking studies on the viability of subcutaneous administration of Cinryze. We intend to conduct ViroPharma sponsored studies and investigator-initiated studies (IIS) to identify further therapeutic uses and potentially expand the labeled indication for Cinryze to include other C1 mediated diseases, such as Antibody-Mediated Rejection (AMR) and Delayed Graft Function (DGF). Additionally, in May 2011, Halozyme Therapeutics (Halozyme) granted us an exclusive worldwide license to use Halozyme’s proprietary Enhanze™ technology, a proprietary drug delivery platform using Halozyme’s recombinant human hyaluronidase enzyme (rHuPH20) technology in combination with a C1 esterase inhibitor. We intend to apply rHuPH20 initially to develop an alternative subcutaneous formulation of Cinryze for routine prophylaxis against attacks of HAE. In the first quarter of 2012, we completed a Phase 2 study to evaluate the safety, and pharmacokinetics and pharmacodynamics of subcutaneous administration of Cinryze in combination with rHuPH20 and announced the presentation of positive data. During the second quarter of 2012, we intend to initiate another Phase 2 study to further evaluate the safety and efficacy of the subcutaneous administration of Cinryze in combination with rHuPH20.

We are also developing VP20621 for the prevention of CDAD. In May 2011, we initiated a Phase 2 dose-ranging clinical study to evaluate the safety, tolerability, and efficacy of VP 20621 for prevention of recurrence of CDAD in adults previously treated for CDAD.

On September 30, 2011, we entered into a license agreement for the worldwide rights of Intellect Neurosciences, Inc. (INS) to its clinical stage drug candidate, VP-20629, which we expect to develop for the treatment of Friedreich’s Ataxia (FA), a rare, hereditary, progressive neurodegenerative disease. VP-20629, or indole-3-propionic acid, is a naturally occurring, small molecule that has potent anti-oxidant properties that can protect against neurodegenerative disease. In a recent Phase 1 safety and tolerability study conducted in the Netherlands, VP-20629 was demonstrated to be safe and well tolerated at all dose levels tested. We expect to initiate a phase 2 study within 12 to 18 months of the date of the license agreement, after completion of longer-term toxicology studies. We intend to file for Orphan Drug Designation upon review of the phase 2 proof of concept data.

In addition to these programs, we have several other assets that we may make additional investments in. These investments will be limited and dependent on our assessment of the potential future commercial success of or benefits from the asset. These assets include maribavir for CMV, recombinant C1-INH and other compounds.

On December 22, 2011, we entered into an exclusive development and option agreement with Meritage Pharma, Inc. (Meritage), a private company based in San Diego, CA focused on developing oral budesonide suspension (OBS) as a treatment for eosinophilic esophagitis (EoE). EoE is a newly recognized chronic disease that is increasingly being diagnosed in children and adults. It is characterized by inflammation and accumulation of a specific type of immune cell, called an eosinophil, in the esophagus. EoE patients may have persistent or relapsing symptoms, which include dysphagia (difficulty in swallowing), nausea, stomach pain, chest pain, heartburn, loss of weight and food impaction.

We intend to continue to evaluate in-licensing or other opportunities to acquire products in development, or those that are currently on the market. We plan to seek products that treat serious or life threatening illnesses with a high unmet medical need, require limited commercial infrastructure to market, and which we believe will provide both revenue and earnings growth over time.

ViroPharma Incorporated

Executive Summary

Since December 31, 2011, we experienced the following:

Business Activities

Cinryze:

•	Shipped approximately 17,000 doses of Cinryze to U.S. specialty pharmacy/specialty distributors (SP/SD’s) and approximately 1,000 doses to wholesalers in the EU;

•

Announced the presentation of positive data from our initial Phase 2 subcutaneous trial of C1 esterase inhibitor [human] in combination with Halozyme’s recombinant human hyaluronidase enzyme (rHuPH20) technology; and,

•	In April 2012, we responded to the FDA complete response letter regarding industrial scale manufacturing:

C. difficile infection (CDAD):

•

Announced the FDA denied the citizen petition we filed on March 17, 2006, determined the (sNDA) for Vancocin approved December 14, 2011 would not qualify for three additional years of exclusivity and its approval of three ANDA’s for generic vancomycin capsules; and

•	Vancocin scripts decreased 6.5% in the first quarter of 2012 as compared to the first quarter of 2011;

Financial Results

•	Increased net sales of Cinryze to $68.2 million as compared to $56.6 million in the first quarter of 2011;

•	Net sales of Vancocin decreased to $66.2 million from $69.3 million in the first quarter of 2011;

•	Generated net sales of approximately $2.7 million in Europe: and,

•	Reported net income of $20.0 million in the first quarter of 2012;

Liquidity

•	Generated net cash from operations of $53.3 million;

•	Ended the first quarter of 2012 with working capital of $531.5 million, which includes cash and cash equivalents of $363.6 million and investments of $109.7 million; and,

•	Repurchased approximately 1.6 million shares of our common stock at a cost of approximately $50.0 million

During the remainder of 2012 and going forward, we expect to face a number of challenges, which include the following:

The commercial sale of approved pharmaceutical products is subject to risks and uncertainties. There can be no assurance that future sales will meet or exceed the historical rate of sales for the product, for reasons that include, but are not limited to competition and/or changes in prescribing habits or disease incidence.

On April 9, 2012, FDA denied the citizen petition filed on March 17, 2006 related to the FDA’s proposed in vitro method for determining bioequivalence of abbreviated new drug applications (ANDAs) referencing Vancocin Capsules. In the FDA’s response to the citizen petition, the agency denied our citizen petition and also informed us that a final guidance for vancomycin bioequivalence consistent with the FDA’s citizen petition response is forthcoming.

The FDA also informed us in the same correspondence that the recent supplemental new drug application (sNDA) for Vancocin approved December 14, 2011 would not qualify for three additional years of exclusivity based on the agency’s assertion that in order for an sNDA for an old antibiotic such as Vancocin to be eligible for a grant of exclusivity, it must be a significant new use or indication. FDA also indicated that has approved three ANDA’s for generic vancomycin capsules.

On April 13, 2012, we filed a suit against the FDA and the Department of Health and Human Services seeking a review under the Administrative Procedure Act of the FDA’s response to our citizen petition and the approval of three ANDAs for generic vancomycin capsules. Concurrently with the filing of the complaint, we filed a motion for a temporary restraining order and/or a preliminary injunction. On April 23, 2012, the District Court denied our motion for a temporary restraining order and/or a preliminary injunction. We are evaluating potential legal options.

The approval of generic copies of Vancocin will materially impact our revenues, operating results and cash flows during the remainder of 2012 and in future periods. We tested the Vancocin intangible assets for impairment as of March 31, 2012. There was no impairment to these intangible assets as of March 31, 2012. Vancocin will continue to be utilized and sold as a branded drug product

ViroPharma Incorporated

and we are selling an authorized generic version of Vancocin in competition with generics of other companies that have entered the market. However, should future events occur that may cause further reductions in revenue we may be required to test the recoverability of these assets and may an incur impairment.

In addition, we have received a notification that the Federal Trade Commission (FTC) is conducting an investigation into whether we engaged in unfair methods of competition with respect to Vancocin. The existence of an investigation does not indicate that the FTC has concluded that we have violated the law and we do not believe that we have engaged in unfair methods of competition with respect to Vancocin. We intend to cooperate with the FTC investigation however at this time we cannot assess potential outcomes of this investigation.

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

As of March 31, 2012 Cinryze inventory in the channel fell below normal levels and may remain so until industrial scale manufacturing is approved which may impede our ability to provide treatment to patients or add additional Cinryze patients and may negatively impact our net product sales.

The licensing and availability of Buccolam follows its central approval in the European Union through the Pediatric Use Marketing Authorization (PUMA) in the fourth quarter of 2011. Buccolam is the first product approved using a PUMA, which is a type of centralized marketing authorization procedure requested for medicines already authorized but no longer covered by intellectual property rights and exclusively developed for use in children. In most European markets the key competitors for Buccolam are typically either availably generically or are used off label. There are a number of potential future competitors in the same or similar medical areas.

The commercial success of Cinryze and Buccolam in Europe will depend on a number of factors, including the impact of the loss of orphan designation on Cinryze, market acceptance of each of the products and our ability to manufacture sufficient quantities of product to meet patient needs.

In March 2010, President Obama signed into law the Patient Protection and Affordable Care Act (PPACA), which was amended by the Health Care and Education Reconciliation Act of 2010. PPACA, as amended, is a sweeping measure intended to expand healthcare coverage within the United States, primarily through the imposition of health insurance mandates on employers and individuals and expansion of the Medicaid program. Several provisions of the new law, which have varying effective dates, will affect us. Our evaluation of PPACA, as amended, will continue to enable us to determine not only the immediate effects on our business, but also the trends and changes that may be encouraged by the legislation that may potentially impact on our business over time. We cannot determine what impacts, if any, would occur to our business should the Supreme Court repeal all or portions of this law.

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

ViroPharma Incorporated

The outcome of our clinical development programs is subject to considerable uncertainties. We are currently undertaking studies on the viability of subcutaneous administration of Cinryze, either alone or in combination with Halozyme’s recombinant human hyaluronidase enzyme (rHuPH20) technology, and to identify further therapeutic uses and potentially expand the labeled indication for Cinryze to include other C1 mediated diseases, such as AMR and DGF. In addition, we are also developing VP20621 for the treatment and prevention of CDAD and in May 2011 we initiated a Phase 2 dose-ranging clinical study. We anticipate that we will commence pre-clinical and clinical studies with VP-20629 for the treatment of Friedreich’s Ataxia. There can be no assurance that our clinical programs with Cinryze, VP20621 and VP-20629 will yield positive results or support further development. There can be no assurance that the OBS development efforts at Meritage will yield positive results or support further development.

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

Our actual results could differ materially from those results expressed in, or implied by, our expectations and assumptions described in this Quarterly Report on Form 10-Q. The risks described in this report, our Form 10-Q for the Quarter ended March 31, 2012, are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. Please also see our discussion of the “Risk Factors” as described in our Form 10-K for the year ended December 31, 2011 in Item 1A, which describe other important matters relating to our business.

Results of Operations

Three Months Ended March 31, 2012 and 2011

(in thousands, except per share data)	Three Months Ended March 31,
	2012	2011

Net product sales	$135,800	$127,035

Cost of sales (excluding amortization of product rights)	$32,079	$18,869

Operating income	$40,310	$60,035

Net income	$19,991	$36,446
Net income per share:
Basic	$0.28	$0.47
Diluted	$0.26	$0.40

The $40.3 million in operating income for the three months ended March 31, 2012 decreased $19.7 million as compared to the same period in 2011. Net sales increased $8.8 million period over period, however, offsetting the increased sales were: (1) an increase of $13.2 million in cost of sales due to the mix effect of increased Cinryze volume coupled with reduced Vancocin volume and the royalty due to Genzyme for Vancocin sales in the first quarter of 2012; (2) an increase in research and development expense of $5.0 million due to increased spending associated with our Cinryze programs, our Phase 2 study of subcutaneous administration of Cinryze in combination with rHuPH20, our VP20621 development and the costs associated with the evaluation of certain of our other assets; and, (3) an increase of $9.6 million in selling, general and administrative expenses primarily related to the growth of our global organization and our European commercialization efforts.

ViroPharma Incorporated

We sell Diamorphine in the UK, primarily to hospitals, through approved wholesalers. We began commercial sales of Cinryze and Buccolam in Europe during the fourth quarter of 2011. The revenues and operating income from these sales are not material to our consolidated revenues and operating income for 2012 or 2011.

Revenues

Revenues consisted of the following:

(in thousands)	Three Months Ended March 31,
	2012	2011
Net product sales
Vancocin	$66,170	$69,283
Cinryze	68,163	56,589
Other	1,467	1,163

Total revenues	$135,800	$127,035

Net product sales

On April 9, 2012, we announced the FDA denied the citizen petition we filed on March 17, 2006 related to the FDA’s proposed in vitro method for determining bioequivalence of abbreviated new drug applications (ANDAs) referencing Vancocin (vancomycin hydrochloride, USP) Capsules. FDA also indicated that it is approving three ANDA’s for generic vancomycin capsules.

The companies holding these ANDA approvals indicated that they have begun shipping generic vancomycin hydrochloride, USP. Pursuant to the terms of a previously entered distribution agreement, we granted a third party a license under our NDA for Vancocin® (vancomycin hydrochloride capsules, USP) to distribute and sell vancomycin hydrochloride capsules as an authorized generic product. We also continue to sell branded Vancocin. We also obligated to pay Genzyme royalties of 10 percent, 10 percent and 16 percent on net sales of Vancocin for the three year period following the approval of the sNDA as well as a lower royalty on sales of our authorized generic version of Vancocin in connection with our purchase of exclusive rights to two studies of Vancocin.

Due to the FDA’s approval of generic vancomycin we anticipate future revenue from Vancocin to be greatly diminished versus historical periods.

On April 13, 2012, we filed a suit against the FDA and the Department of Health and Human Services seeking a review under the Administrative Procedure Act of the FDA’s response to our citizen petition and the approval of three ANDAs for generic vancomycin capsules. Concurrent with the filing of the complaint, we filed a motion for a temporary restraining order and/or a preliminary injunction. On April 23, 2012, the District Court denied our motion for a temporary restraining order and/or a preliminary injunction. We are evaluating potential legal options. The approval of generic copies of Vancocin will materially impact our revenues, operating results and cash flows.

In the US, we sell Cinryze to specialty pharmacy/specialty distributors (SP/SD’s) who then distribute to physicians, hospitals and patients, among others. In Europe, we sell Cinryze to wholesalers who then distribute the product principally to pharmacies and hospitals. We continue to work to expand our manufacturing capacity to ensure the availability of Cinryze to meet growing patient needs and believe our efforts will allow us to continue to meet this growing patient demand for the foreseeable future. In order to meet anticipated longer term demand, we submitted to the FDA a Prior Approval Supplement (PAS) in the second quarter of 2010. The PAS involves a larger scale manufacturing project to significantly increase the Cinryze production capabilities at Sanquin. In October 2010, the FDA issued a complete response letter regarding the Cinryze industrial scale manufacturing expansion activities. In the complete response letter the FDA has requested additional information related to observations from the pre-approval inspection and review of the technical processes. In February 2012, the FDA issued a second complete response letter which included three comments related to a portion of the cleaning validation for industrial scale manufacturing. We believe that we have provided the FDA with the information they have requested. The FDA recently notified us that they have completed the review of our

ViroPharma Incorporated

January 2012 updated responses to observations on Form 483 specific to the September 2011 inspection of the Amsterdam facility and accepted our responses. In order to manufacture Cinryze at the industrial scale we must respond to all FDA questions and satisfactorily complete the FDA review, including providing responses to all open observations on Form 483. While we believe that we have provided responses to satisfy the comments provided by the FDA in the February 2012 complete response letter, we cannot guarantee that the FDA will agree with us in the timeframes we anticipate or at all.

As of March 31, 2012 Cinryze inventory in the channel fell below normal levels and may remain so until industrial scale manufacturing is approved which may impede our ability to provide treatment to patients or add additional Cinryze patients and may negatively impact our net product sales.

For the three months ended March 31, 2012 Cinryze net sales increased by approximately 20.5% due to increased volume. Also affecting the increase was approximately $1.2 million of the Cinryze revenue in the EU.

During the three months ended March 31, 2012, net sales of Vancocin decreased 4.5% compared to the same period in 2011 primarily due to the lower volumes. Based upon data reported by IMS Health Incorporated, prescriptions during the three months ended March 31, 2012 decreased from the same period in 2011 by 6.5% which we believe is due to a decrease in the severity of the disease state, improved aseptic technique and an increase in compounding seen both in the hospital and long-term care marketplace.

We receive inventory data from our three largest wholesalers through our fee for service agreements and our two SP/SD’s through service agreements. We do not independently verify this data. Based on this inventory data and our estimates, we believe that as of three months ended March 31, 2012, the wholesalers and SP/SD’s did not have excess channel inventory of our products.

Cost of sales (excluding amortization of product rights)

Cost of sales increased over the same period in the prior year by $13.2 million due to the mix effect of increased, higher cost, Cinryze volume coupled with lower volumes of Vancocin and the royalty due to Genzyme for Vancocin sales in the first quarter of 2012. We anticipate that our cost of sales will continue to be at a higher rate than historical level due to the introduction of generic vancomycin and the reduction of our sales of Vancocin relative to our Cinryze sales along with the royalty due to Genzyme.

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

Due to advancements in our VP20621 clinical program, our Cinryze life cycle management programs, our study of subcutaneous administration of Cinryze in combination with rHuPH20 and potential alternative development strategies for maribavir, we expect future costs in these programs to increase in the future.

Research and development expenses were divided between our research and development programs in the following manner:

(in thousands)	Three Months Ended March 31,
	2012	2011
Direct – Core programs
Non-toxigenic strains of C. difficle (VP20621)	$2,753	$1,900
Cinryze and C1 esterase inhibitor	4,801	2,356
Vancocin	10	2
VP-20629	11	—
Direct – Other assets
CMV	734	181
Plenadren	76	—
New Initiatives	342	346
Other assets	166	95
Indirect
Development	6,506	5,546

Total	$15,399	$10,426

ViroPharma Incorporated

Direct Expenses—Core Development Programs

The increase in costs of VP20621 in the three months ended March 31, 2012 over the same period in 2011 is due to our Phase 2 clinical trial initiated during the second quarter of 2011.

Our costs associated with our Cinryze program increased during the three months ended March 31, 2012, primarily related to our Phase 2 study of subcutaneous administration of Cinryze in combination with rHuPH20 and the continuation of our life cycle programs.

Direct Expenses—Other Assets

Our direct expenses related to our CMV program increased in the three months ended March 31, 2012 as we continue to evaluate maribavir for the treatment of CMV.

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

Selling, general and administrative expenses

Selling, general and administrative expenses (SG&A) increased $9.6 million for the three months ended March 31, 2012 as compared to the same period in 2011. The increase was primarily driven by higher compensation expense and employee cost of $5.7 million, increased marketing expenses of $1.8 million and increased corporate cost of $2.0 million.

Our European commercialization efforts and the growth of our global organization are predominant reasons for the overall increase in SG&A in both periods. We anticipate that our SG&A spending will continue to increase in future periods as we continue our commercialization and expansion efforts outside the United States.

Intangible amortization and acquisition of technology rights

Intangible amortization for the three months ended March 31, 2012 and 2011 was $8.8 million and $8.9 million, respectively.

Other operating expenses

The change period over period is primarily due to the charges to income resulting from the re-measurement of the fair values of the contingent consideration liabilities incurred as part of our acquisitions.

Other Income (Expense)

Interest Income

Interest income for three months ended March 31, 2012 and 2011 was $136,000 and $204,000, respectively.

ViroPharma Incorporated

Interest Expense

	Three Months Ended March 31,
(in thousands)	2012	2011
Interest expense	$1,202	$1,025
Amortization of debt discount	2,011	1,859
Amortization of finance costs	234	97

Total interest expense	$3,447	$2,981

Interest expense during the first quarter of 2012 consists of interest on our senior convertible notes and also commitment fees on the unused credit facility while the first quarter of 2011 consists of only interest on our senior convertible notes. The amortization of debt discount relates solely to the senior convertible notes in both periods and the amortization of finance costs during the three months end March 31, 2012 relates to the amortization of debt issue cost on both the senior convertible notes and the $200 million credit facility while the amount in the three months end March 31, 2011 relates solely to the senior convertible notes.

Other income, net

Our other income (expense), net includes foreign exchange gains and losses in the three month periods ended March 31, 2012 and 2011. Additionally, the three months ended March 31, 2012 includes approximately $1.1 million of amortization expense of the deferred asset related to the Meritage transaction.

Income Tax Expense

Our income tax expense was $18.1 million and $24.0 million for the three months ended March 31, 2012 and 2011, respectively. Our income tax expense includes federal, state and foreign income taxes at statutory rates and the effects of various permanent differences.

Our effective tax rates for the three months ended March 31, 2012 and 2011, respectively, were 47.5% and 39.7%. Our effective tax rate in both periods is higher than the statutory U.S. tax rate due to state income taxes and certain share-based compensation that is not deductible for tax purposes. The 2012 effective tax rate includes the impact of anticipated reduction in Vancocin income. The effective tax rate for the quarter ended March 31, 2012 is higher than the statutory U.S. tax rate primarily due to the impact of anticipated foreign losses on which no tax benefit is provided or on which the tax benefit is less than the U.S. statutory tax, non-deductible amortization expense and an increase in the fair value of contingent consideration that is not deductible for tax purposes. These increases to the effective tax rate are partially offset by tax benefits related to orphan drug credits, manufacturing deductions and charitable contributions. We anticipate our effective tax rate to remain between 46 percent and 48 percent for the remainder of 2012 and that our effective tax rate will begin to decline in future years upon the generation of profits from our various overseas operations.

We are currently under examination in a foreign jurisdiction and by various states. At this time, we do not believe that the results of these examinations will have a material impact on our financial statements.

Liquidity

In the near term, we expect that our sources of revenue will continue to arise from Cinryze product sales. However, there are no assurances that demand for Cinryze will continue to grow or that we will be able to maintain adequate supply of product.

We began the commercial sales of Buccolam and Cinryze in Europe during the fourth quarter of 2011. Although we began commercial sales of Cinryze and Buccolam in Europe during the fourth quarter of 2011, the revenues and operating income from these sales are not material to our consolidated revenues and operating income for 2011 or the first quarter of 2012 and there are no assurances that there will be growing demand for products in Europe or we will be successful in our commercialization efforts in Europe or any other territories we have the rights to sell these drug products.

On April 9, 2012, FDA denied the citizen petition we filed on March 17, 2006 related to the FDA’s proposed in vitro method for determining bioequivalence of abbreviated new drug applications (ANDAs) referencing Vancocin (vancomycin hydrochloride, USP)

ViroPharma Incorporated

Capsules. The FDA also informed us in the same correspondence that the recent supplemental new drug application (sNDA) for Vancocin approved December 14, 2011 would not qualify for three additional years of exclusivity based on the agency’s assertion that in order for an sNDA for an old antibiotic such as Vancocin to be eligible for a grant of exclusivity, it must be a significant new use or indication. FDA also indicated that it approved three ANDA’s for generic vancomycin capsules.

Due to the FDA’s approval of generic vancomycin we anticipate future revenue from Vancocin to be greatly diminished versus historical periods. The number of generic competitors ultimately approved by the FDA will impact future sales of Vancocin.

On April 13, 2012, we filed a suit against the FDA and the Department of Health and Human Services seeking a review under the Administrative Procedure Act of the FDA’s response to our citizen petition and the approval of three ANDAs for generic vancomycin capsules Concurrently with the filing of the complaint, we filed a motion for a temporary restraining order and/or a preliminary injunction. On April 23, 2012, the District Court denied our motion for a temporary restraining order and/or a preliminary injunction. We are evaluating potential legal options. The approval of generic copies of Vancocin will materially impact our revenues, operating results and cash flows.

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

As of March 31, 2012 Cinryze inventory in the channel fell below normal levels and may remain so until industrial scale manufacturing is approved which may impede our ability to provide treatment to patients or add additional Cinryze patients and may negatively impact our net product sales.

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

On October 21, 2008, we completed our acquisition under which ViroPharma acquired Lev Pharmaceuticals, Inc. (Lev). Lev is a biopharmaceutical company focused on developing and commercializing therapeutic products for the treatment of inflammatory diseases. The terms of the merger agreement provided for the conversion of each share of Lev common stock into upfront consideration of $453.1 million, or $2.75 per Lev share, comprised of $2.25 per share in cash and $0.50 per share in ViroPharma common stock, and contingent consideration of up to $1.00 per share which may be paid on achievement of certain regulatory and commercial milestones. The target for the first CVR payment of $0.50 per share, or $87.5 million, will not be paid as a third party’s human C1 inhibitor product was approved for the acute treatment of HAE and granted orphan exclusivity. The second CVR payment of $0.50 per share, or $87.5 million, becomes payable if Cinryze reaches at least $600 million in cumulative net product sales by October 2018. As of March 31, 2012 we have recognized approximately $593.5 million of cumulative sales of Cinryze and we anticipate achieving this milestone during the second quarter of 2012 and making the payment in the third quarter of 2012. The payment will result in an $87.5 million addition to our reported goodwill.

The most significant of our near-term operating development cash outflows are as described under “Development Programs” as set forth below.

ViroPharma Incorporated

In March 2010, President Obama signed into law the Patient Protection and Affordable Care Act (PPACA). The PPACA, as amended, will likely increase certain of our costs as well. For example, an increase in the Medicaid rebate rate from 15.1% to 23.1% was effective as of January 1, 2010, and the volume of rebated drugs has been expanded to include beneficiaries in Medicaid managed care organizations, effective as of March 23, 2010. Beginning in 2011, the PPACA also imposes a manufacturer’s fee on the sale of branded Pharmaceuticals (excluding orphan drugs) to specified government programs, expands the 340B drug discount program (excluding orphan drugs), and includes a 50% discount on brand name drugs for Medicare Part D participants in the coverage gap, or “donut hole”. The manufacturing fee was immaterial relative to our 2011 operating income and cash flow and we anticipate it to be immaterial to our 2012 operating income and cash flow. We currently estimate that our cost associated with the Medicare Part D coverage gap for the full year 2012 will be approximately $3 million to $4 million. Our evaluation of PPACA, as amended, will continue to enable us to determine not only the immediate effects on our business, but also the trends and changes that may be encouraged by the legislation that may potentially impact on our business over time. We cannot determine what impacts, if any, would occur to our business should the Supreme Court repeal all or portions of this law.

Capital Resources

While we anticipate that cash flows from Cinryze, our current cash, cash equivalents and short-term investments (together, “our cash”) and revolving credit facility should allow us to fund our ongoing development and operating costs, as well our interest payments and future milestone payments or acquisition costs, we may need additional financing in order to expand our product portfolio. At March 31, 2012, we had cash, cash equivalents and short-term investments of $473.4 million. Short-term investments consist of high quality fixed income securities with remaining maturities of greater than three months at the date of purchase and high quality debt securities or obligation of departments or agencies of the United States. At March 31, 2012, the annualized weighted average nominal interest rate on our short-term investments was 0.6% and the weighted average length to maturity was 10.0 months. At March 31, 2012, we also had $200 million available under our revolving credit agreement. As of the date of this filing, we have not drawn any amounts under the Credit Facility and are in compliance with our covenants. However, because of the negative impact of approval of generic vancomycin on our operating results and the resulting effect on certain covenants, the availability under the facility may be limited at times.

At March 31, 2012, approximately $197.0 million of our cash and availability under the credit agreement is subject to the minimum liquidity covenant, as defined in our credit agreement.

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

Overall Cash Flows

During the three months ended March 31, 2012, we generated $53.3 million of net cash from operating activities, primarily from our net income after adjustments for non-cash items and accounts receivable collected during the current quarter. We generated $17.9 million of cash from investing activities from investment maturities, net of purchases of short-term investments. Our net cash used in financing activities for the three months ended March 31, 2012 was $39.6 million is primarily attributable to the repurchases of our common stock. During the three months ended March 31, 2011, we generated $39.1 million of net cash from operating activities,

ViroPharma Incorporated

primarily from our net income after adjustments for non-cash items. We used $27.2 million of cash from investing activities mainly in the purchase of short-term investments, net of investment maturities. Our net cash used in financing activities for the three months ended March 31, 2011 was $47.6 million which relates to the common stock repurchase arrangement entered into during the quarter under our share repurchase program net of proceeds from stock option exercises.

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

Core Development Programs

Cinryze—We acquired Cinryze in October 2008 and through March 31, 2012 have spent approximately $47.6 million in direct research and development costs related to Cinryze since acquisition. During 2012, we continue to expect research and development costs related to Cinryze to increase as we complete our Phase 4 commitment and evaluate additional indications, formulations and territories including our efforts on the C1 esterase inhibitor/rHuPH20 combination sub-subcutaneous formulation, AMR and DGF. We are solely responsible for the costs of Cinryze development. In the first quarter of 2012, we completed a Phase 2 study to evaluate the safety, and pharmacokinetics and pharmacodynamics of subcutaneous administration of Cinryze in combination with rHuPH20 and announced the presentation of positive data. During the second quarter of 2012, we intend to initiate another Phase 2 study to further evaluate the safety and efficacy of the subcutaneous administration of Cinryze in combination with rHuPH20during the second quarter of 2012.

VP20621—We acquired VP20621 in February 2006 and through March 31, 2012 have spent approximately $34.3 million in direct research and development costs. For the remainder of 2012, we expect our research and development activities related to VP20621 to increase as we continue our development program and in May 2011, we initiated a Phase 2 dose-ranging clinical study to evaluate the safety, tolerability, and efficacy of VP 20621 for prevention of recurrence of CDAD in adults previously treated for CDAD. We are solely responsible for the costs of VP20621 development.

Vancocin—We acquired Vancocin in November 2004 and through March 31, 2012 have spent approximately $3.1 million in direct research and development costs related to Vancocin activities since acquisition. As a result of the FDA approval of generic versions of oral vancomycin, we do not anticipate any future direct research and development expenses related to Vancocin.

VP-20629— On September 30, 2011, we entered into a license agreement for the worldwide rights of Intellect Neurosciences, Inc. (INS) to its clinical stage drug candidate, VP-20629, being developed for the treatment of Friedreich’s Ataxia (FA), a rare, hereditary, progressive neurodegenerative disease. We expect to initiate a phase 2 study within 12 to 18 months of the date of this agreement, after completion of longer-term toxicology studies. We intend to file for Orphan Drug Designation upon review of the phase 2 proof of concept data. Under the terms of the agreement, we have exclusive worldwide rights to develop and commercialize VP-20629 for the treatment, management or prevention of any disease or condition covered by Intellect’s patents. We paid INS a $6.5 million up-front licensing fee and may pay additional milestones up to $120 million based upon defined events. We will also pay a tiered royalty of up to a maximum percentage of low teens, based on annual net sales. We are solely responsible for the costs of VP-20629 development.

Other Assets

In addition to the programs described above, we have several other assets that we may make additional investments in. These investments will be dependent on our assessment of the potential future commercial success of or benefits from the asset. These assets include maribavir for CMV, and other compounds. We will continue to incur costs associated with our other development assets for direct research and development costs for medicinal products which will address unmet medical needs such as our current evaluation of a recombinant C1-INH technology which may be included in future clinical studies. The cost of our efforts regarding maribavir for CMV and a recombinant C1-INH technology may increase in the future as we continue to evaluate these two programs.

Business Development Activities

On December 22, 2011, we entered into an exclusive development and option agreement with Meritage Pharma, Inc. (Meritage), a private company based in San Diego, CA focused on developing oral budesonide suspension (OBS) as a treatment for eosinophilic

ViroPharma Incorporated

esophagitis (EoE). We have an exclusive option to acquire Meritage, at our sole discretion, by providing written notice at any time during the period from December 22, 2011 to and including the date that is the earlier of (a) the date that is 30 business days after the later of (i) the receipt of the final study data for the Phase 2 study and (ii) identification of an acceptable clinical end point definition for a pivotal induction study agreed to by the FDA. As consideration for the option, we paid an initial $7.5 million and have the option to provide Meritage up to an additional $12.5 million for the development of OBS. Meritage will utilize the funding to conduct additional Phase 2 clinical assessment of OBS. If we exercise this option, we have agreed to pay $69.9 million for all of the outstanding capital stock of Meritage. Meritage stockholders could also receive additional payments of up to $175 million, upon the achievement of certain clinical and regulatory milestones.

On November 15, 2011, we acquired a 100% ownership interest in DuoCort Pharma AB (DuoCort), a private company based in Helsingborg, Sweden focused on improving glucocorticoid replacement therapy for treatment of adrenal insufficiency, or Addison’s disease (AD). We paid approximately 213 million Swedish Krona (SEK) or approximately $32.1 million in upfront consideration. We have also agreed to make additional payments ranging from SEK 240 million up to SEK 860 million or approximately $36 million to $129 million, contingent on the achievement of certain milestones. Up to SEK 160 million or approximately $24 million of the contingent payments relate to specific regulatory milestones; and up to SEK 700 million or approximately $105 million of the contingent payments are related to commercial milestones based on the success of the product.

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

Share Repurchase Program

On March 9, 2011, our Board of Directors authorized the use of up to $150 million to repurchase shares of our common stock and/or our 2% Senior Convertible Notes due 2017. On September 14, 2011, our Board of Directors authorized the use of up to an additional $200 million to repurchase shares of our common stock and/or our 2% Senior Convertible Notes due 2017. Purchases may be made by means of open market transactions, block transactions, privately negotiated purchase transactions or other techniques from time to time. During 2011, we reacquired approximately 9.2 million shares at a cost of approximately $169.7 million or an average price of $18.52 per share.

During the first quarter of 2012, we reacquired approximately 1.6 million shares at a cost of approximately $50.0 million or an average price of $31.13 per share.

From time to time, we may seek approval from our board of directors to evaluate additional opportunities to repurchase our common stock or convertible notes, including through open market purchases or individually negotiated transactions.

ViroPharma Incorporated

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

As of March 31, 2012 senior convertible notes representing $205.0 million of principal debt are outstanding with a carrying value of $155.5 million and a fair value of approximately $350.0 million, based on the level 2 valuation hierarchy of the fair value measurements standard.

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

ViroPharma Incorporated

Initially, the purchased call options and warrants sold with the terms described above were based upon the $250.0 million offering, and the number of shares we would purchase under the call option and the number of shares we would sell under the warrants was 13.25 million, to correlate to the $250.0 million principal amount. On March 24, 2009 we repurchased, in a privately negotiated transaction, $45.0 million in principal amount of our senior convertible notes due March 2017 for total consideration of approximately $21.2 million. The repurchase represented 18% of our then outstanding debt and was executed at a price equal to 47% of par value. Additionally, in negotiated transactions, we sold approximately 2.38 million call options for approximately $1.8 million and repurchased approximately 2.38 million warrants for approximately $1.5 million which terminated the call options and warrants that were previously entered into by us in March 2007. We recognized a $9.1 million gain in the first quarter of 2009 as a result of this debt extinguishment. For tax purposes, the gain qualifies for deferral until 2014 in accordance with the provisions of the American Recovery and Reinvestment Act.

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

The senior convertible notes can be convertible into shares of our common stock during the second quarter of 2012 at the election of the holders as the last reported sale price of our common stock for the 20 or more trading days in the 30 consecutive trading days ending on March 30, 2012 exceeded 130% of the conversion price, $18.87 per share, in effect on March 30, 2012.

Credit Facility

In September 2011, we entered into a $200 million, three-year senior secured revolving credit facility (the “Credit Facility”), the terms of which are set forth in a Credit Agreement dated as of September 9, 2011 (the “Credit Agreement”) with JPMorgan Chase Bank, N.A., as administrative agent, BMO Harris Financing Inc., TD Bank, N.A. and Morgan Stanley Bank, NA as co-syndication agents and certain other lenders.

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

As of the date of this filing, we have not drawn any amounts under the Credit Facility and are in compliance with our covenants. However, because of the negative impact of approval of generic vancomycin on our operating results and the resulting effect on certain covenants, the availability under the facility may be limited at times.

ViroPharma Incorporated

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

Our summary of significant accounting policies is described in Note 2 to our Consolidated Financial Statements contained in our Annual Report on Form 10-K for the year ended December 31, 2011. However, we consider the following policies and estimates to be the most critical in understanding the more complex judgments that are involved in preparing our consolidated financial statements and that could impact our results of operations, financial position, and cash flows:

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

ViroPharma Incorporated

Product return accruals are estimated based on Vancocin’s history of damage and product expiration returns and are recorded in the period in which we record the sale of revenue. Cinryze has a no returns policy.

•

Impairment of Long-lived Assets— We test our long-lived fixed and intangible assets for recoverability whenever events occur or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. The impairment test is a two-step test. Under step one we assess the recoverability of an asset (or asset group). The carrying amount of an asset (or asset group) is not recoverable if it exceeds the sum of the undiscounted cash flows expected from the use and eventual disposition of the asset (or asset group). The impairment loss is measured in step two as the difference between the carrying value of the asset (or asset group) and its fair value. Assumptions and estimates used in the evaluation of impairment may affect the carrying value of long-lived assets, which could result in impairment charges in future periods. Such assumptions include, for example, projections of future cash flows and the timing and number of generic/competitive entries into the market, in determining the undiscounted cash flows, and if necessary, the fair value of the asset and whether impairment exists. These assumptions are subjective and could result in a material impact on operating results in the period of impairment.

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

On April 9, 2012, FDA denied the citizen petition we filed on March 17, 2006 related to the FDA’s proposed in vitro method for determining bioequivalence of abbreviated new drug applications (ANDAs) referencing Vancocin (vancomycin hydrochloride, USP) Capsules. The FDA also informed us in the same correspondence that the recent supplemental new drug application (sNDA) for Vancocin approved December 14, 2011 would not qualify for three additional years of exclusivity based on the agency’s assertion that in order for an sNDA for an old antibiotic such as Vancocin to be eligible for a grant of exclusivity, it must be a significant new use or indication. FDA also indicated that it approved three ANDA’s for generic vancomycin capsules.

We have begun shipping authorized generic vancomycin hydrochloride, USP, in addition to continuing the sales of Vancocin. However, the approval of generic copies of Vancocin will materially impact our revenues, operating results and cash flows. We tested the Vancocin intangible assets for impairment as of March 31, 2012. There was no impairment these intangible assets as of March 31, 2012. Vancocin will continue to be utilized and sold as a branded drug product and we are selling an authorized generic version of Vancocin along with generics of other companies that have entered the market. However, should future events occur that may cause further reductions in revenue we may be required to test the recoverability of these assets and may an incur impairment.

•

Impairment of Goodwill and Indefinite-lived Intangible Assets – We review the carrying value of goodwill and indefinite-lived intangible assets, to determine whether impairment may exist. In September 2011, the FASB issued ASU 2011-08, Testing Goodwill for Impairment. The objective of this Update is to simplify how entities test goodwill for impairment. The amendments in the Update provide the option to first assess qualitative factors to determine whether it is necessary to perform the current two-step test. If an entity believes, as a result of its qualitative assessment, that it is more-likely-than-not (a likelihood of more than 50%) that the fair value of a reporting unit is less than its carrying amount, the quantitative impairment test is required. Otherwise, no further testing is required. The two step goodwill impairment test consists of the following steps. The first step compares a reporting unit’s fair value to its carrying amount to identify potential goodwill impairment. If the carrying amount of a reporting unit exceeds the reporting unit’s fair value, the second step of the impairment test must be completed to measure the amount of the reporting unit’s goodwill impairment loss, if any. Step two requires an assignment of the reporting unit’s fair value to the reporting unit’s assets and liabilities to determine the implied fair value of the reporting unit’s goodwill. The implied fair value of the reporting unit’s goodwill is then compared with the carrying amount of the reporting unit’s goodwill to determine the goodwill impairment loss to be recognized, if any. The impairment test for indefinite-lived intangible assets is a one-step test, which compares the fair value of the intangible asset to its carrying value. If the carrying value exceeds its fair value, an impairment loss is

ViroPharma Incorporated

recognized in an amount equal to the excess. Based on accounting standards, it is required that these assets be assessed at least annually for impairment unless a triggering event occurs between annual assessments which would then require an assessment in the period which a triggering event occurred.

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

ViroPharma Incorporated

Contractual Obligations

We have committed to purchase a minimum number of liters of plasma per year through 2016 from our supplier. Additionally, we are required to purchase a minimum number of units from our third party toll manufacturers. The total minimum purchase commitments for these continuing arrangements as of March 31, 2012 are approximately $296.3 million.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

Our holdings of financial instruments are primarily comprised of money market funds holding only U.S. government securities and fixed income securities, including a mix of corporate debt and government securities. All such instruments are classified as securities available for sale. Our debt security portfolio represents funds held temporarily pending use in our business and operations. We manage these funds accordingly. Our primary investment objective is the preservation of principal, while at the same time optimizing the generation of investment income. We seek reasonable assuredness of the safety of principal and market liquidity by investing in cash equivalents (such as Treasury bills and money market funds) and fixed income securities (such as U.S. government and agency securities, municipal securities, taxable municipals, and corporate notes) while at the same time seeking to achieve a favorable rate of return. Our market risk exposure consists principally of exposure to changes in interest rates. Our holdings are also exposed to the risks of changes in the credit quality of issuers. We generally invest in financial instruments with maturities of less than one year. The carrying amount, which approximates fair value based on the Level 1 valuation hierarchy of the fair value measurement standard, and the annualized weighted average nominal interest rate of our investment portfolio at March 31, 2012, was approximately $109.7 million and 0.6%, respectively. The weighted average length to maturity was 10.0 months. A one percent change in the interest rate would have resulted in a $0.3 million impact to interest income for the quarter ended March 31, 2012.

At March 31, 2012, we had principal outstanding of $205.0 million of our senior convertible notes. The senior convertible notes bear interest at a rate of 2% per annum, payable semi-annually in arrears on March 15 and September 15 of each year commencing on September 15, 2007. The senior convertible notes are convertible into shares of our common stock at an initial conversion price of $18.87 per share. The senior convertible notes may only be converted: (i) anytime after December 15, 2016; (ii) during the five business-day period after any five consecutive trading day period (the “measurement period”) in which the price per note for each trading day of that measurement period was less than 98% of the product of the last reported sale price of our common stock and the conversion rate on each such day; (iii) during any calendar quarter (and only during such quarter) after the calendar quarter ending June 30, 2007, if the last reported sale price of our common stock for 20 or more trading days in a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter exceeds 130% of the applicable conversion price in effect on the last trading day of the immediately preceding calendar quarter; or (iv) upon the occurrence of specified corporate events. Upon conversion, holders of the senior convertible notes will receive shares of common stock, subject to our option to irrevocably elect to settle all future conversions in cash up to the principal amount of the senior convertible notes, and shares for any excess. We can irrevocably elect this option at any time on or prior to the 35th scheduled trading day prior to the maturity date of the senior convertible notes. The senior convertible notes may be required to be repaid on the occurrence of certain fundamental changes, as defined in the senior convertible notes. As of March 31, 2012, the fair value of the principal of the $205.0 million convertible senior notes outstanding was approximately $350.0 million, based on the Level 2 valuation hierarchy of the fair value measurements standard. The carrying value of the debt at March 31, 2012 is $155.5 million.

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

The senior convertible notes can be convertible into shares of our common stock during the second quarter of 2012 at the election of the holders as the last reported sale price of our common stock for the 20 or more trading days in the 30 consecutive trading days ending on March 30, 2012 exceeded 130% of the conversion price, $18.87 per share, in effect on March 30, 2012.

Additionally, if we were to utilize amounts under our revolving credit facility, we could be exposed to interest rate risk.

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer, or CEO, and our Chief Financial Officer, or CFO, of the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of

ViroPharma Incorporated

March 31, 2012. Based on that evaluation, our management, including our CEO and CFO, concluded that as of March 31, 2012 our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to the Company’s management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the first quarter of 2012 there were no significant changes in our internal control over financial reporting identified in connection with the evaluation of such controls that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

ViroPharma Incorporated

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

On May 26, 2011, we filed a notice of appeal to the United States Court of Appeals for the District of Columbia Circuit from the final order granting a motion to dismiss the Company’s motion for declaratory relief (the “Complaint”) against the Food and Drug Administration, Margaret A. Hamburg, M.D., in her official capacity as Commissioner of Food and Drug Administration, the United States Department of Health and Human Services (“HHS”), and Kathleen Sebelius, in her official capacity as Secretary of HHS, (collectively “FDA”) entered in the United States District Court for the District of Columbia (the “District Court”) on April 15, 2011. Pursuant to the Complaint, we sought review under the Administrative Procedure Act (“APA”) of the FDA’s decision to change its regulations to abandon its longstanding rule that an applicant for an Abbreviated New Drug Application (“ANDA”) seeking to demonstrate bioequivalence must do so through in vivo evidence unless the applicant obtains a waiver pursuant to the enumerated waiver criteria set forth in 21 C.F.R. § 320.22. We had requested that the Court determine that (i) the plain reading of FDA’s regulations requires in vivo bioequivalence testing unless one of the criteria set forth in 21 C.F.R. § 320.22 is satisfied, and (ii) FDA’s amendment of its regulations governing waiver of submission of in vivo bioequivalence evidence, without notice-and-comment rulemaking, violates 5 U.S.C. § 553 of the APA and was therefore invalid. The District Court did not address these arguments but instead granted the motion to dismiss brought by the defendants on a basis of a lack of standing. On October 6, 2011, we filed a brief with the United States Court of Appeals for the District of Columbia Circuit. On March 21, 2012 the United States Court of Appeals for the District of Columbia Circuit affirmed the decision of the District Court.

On April 13, 2012, we filed a complaint for declaratory and injunctive relief with the United States District Court for the District of Columbia against the Food and Drug Administration, Margaret A. Hamburg, M.D., in her official capacity as Commissioner of Food and Drug Administration, the United States Department of Health and Human Services, and Kathleen Sebelius, in her official capacity as Secretary of HHS. The complaint seeks review under the Administrative Procedure Act of the FDA’s response to our petition for stay of action and the FDA’s approval of three Abbreviated New Drug Applications for generic versions of Vancocin® (vancomycin hydrochloride) capsules. Concurrently with the filing of the complaint, we filed a motion for a temporary restraining order and/or a preliminary injunction. On April 23, 2012, the District Court denied our motion. We are evaluating potential legal options.

On April 6, 2012, we received a notification that the Federal Trade Commission (FTC) is conducting an investigation into whether we engaged in unfair methods of competition with respect to Vancocin. The existence of an investigation does not indicate that the FTC has concluded that we have violated the law and we do not believe that we have engaged in unfair methods of competition with respect to Vancocin. We intend to cooperate with the FTC investigation however at this time we cannot assess potential outcomes of this investigation.

From time to time we are a party to litigation in the ordinary course of our business. We do not believe these matters, even if adversely adjudicated or settled, would have a material adverse effect on our financial condition, results of operations or cash flows.

ViroPharma Incorporated

ITEM 1A.	Risk Factors

We are providing the following information regarding changes that have occurred to previously disclosed risk factors from our Annual Report on Form 10-K for the year ended December 31, 2011. In addition to the other information set forth below and elsewhere in this report, you should carefully consider the factors discussed under the heading “Risk Factors” in our Form 10-K for the year ended December 31, 2011. The risks described in our Quarterly Report on Form 10-Q are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Vancocin sales have represented a significant portion of our revenue and we anticipate a decrease in sales as a result of the FDA approval of generic versions of vancomycin capsules which will result in greater dependence upon sales of Cinryze and our other products.

Sales of Vancocin represented approximately 53 percent of our revenue in 2011 and we anticipate that Vancocin sales will decrease significantly following the FDA approval of three generic versions of vancomycin capsules in April 2012. In addition, prior to Cinryze, Buccolam, and Plenadren achieving commercial success in Europe, Cinryze in the U.S. may be our only material source of revenue in the near term. In the absence of acquiring new commercial products, our ability to grow revenues will depend on the success of Cinryze in the U.S. as well as sales of our products in countries outside the U.S.

Revenues from the sale of Vancocin may not achieve the level of net product sales that we expect. Companies selling generic versions of vancomycin capsules may reduce the price of their products and may obtain a greater percentage of the market than we anticipate. In addition, the FDA may approve additional generic versions of vancomycin capsules, and FDA has already approved Dificid®, a branded competitor, which could further reduce our anticipated revenues from the sale of Vancocin. We also believe the rate of infections for which Vancocin is prescribed decreased over the last several years. A decrease in sales of Vancocin below the levels we currently anticipate could have a material adverse effect on our business, financial condition, results of operations and liquidity and possibly intangible asset valuations. This could also result in an impairment to, or reduction to the useful life of, the Vancocin-related intangible assets. Management currently believes there are no indicators that would require a change in useful life or impairment to the Vancocin-related intangible assets as management currently believes that the carrying value of the assets are recoverable and Vancocin will continue to be utilized along with the generic versions that have been approved by the FDA.

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

First, using the current processing scale equipment, an additional chromatography unit (PCP, or parallel chromatography process) was added which enabled the addition of production shifts to increase manufacturing output. Second, we also are working on industrial scale manufacturing expansion activities. Sanquin must obtain the requisite regulatory approvals for this expansion in order to manufacture Cinryze for us at an increased capacity. In October 2010, the FDA issued a complete response letter regarding the facility to be utilized for the Cinryze industrial scale manufacturing expansion activities. The FDA requested additional information related to both (i) observations at the close of the pre-approval inspection and (ii) review of the technical processes. In February 2012, the FDA issued a second complete response letter which included three comments related to a portion of the cleaning validation for industrial scale manufacturing. We believe that we have provided the FDA with the information they have requested. The FDA recently notified us that they have completed the review of our January 2012 updated responses to observations on Form 483 specific to the September 2011 inspection of the Amsterdam facility and accepted our responses. In order to manufacture Cinryze at the industrial scale we must respond to all FDA questions and satisfactorily complete the FDA review, including providing responses to all open observations on Form 483. While we believe that we have provided responses to satisfy the comments provided by the FDA in the February 2012 complete response letter, we cannot guarantee that the FDA will agree with us in the timeframes we anticipate or at all as biologics such as Cinryze require processing steps that are more complex than those required for most chemical pharmaceuticals. When the industrial scale processing line is fully staffed and registered with FDA, it will provide additional output. This work is still ongoing and there can be no assurance that the personnel and regulatory review issues associated with this effort can be accomplished to FDA’s satisfaction, or accomplished in a timely manner.

ViroPharma Incorporated

The FDA may view the data regarding our cleaning validation as insufficient or inconclusive, request additional data, require additional conformance batches, delay any decision past the time frames anticipated by us, or deny the approval of the industrial scale manufacturing process. In addition, delays could arise as a result of many factors, including but not limited to, the availability of necessary equipment, validation of such equipment, the timing of regulatory reviews and approvals. The FDA may also determine that our efforts to comply with our corrective actions plans developed in connection with our responses to observations on Form 483 are not sufficient.

The number of patients enrolling into our treatment support service for patients with HAE and their healthcare providers, CinryzeSolutions, has periodically exceeded our expectations. For example, in 2010 we temporarily limited the rate at which additional patients were started on drug to ensure that those already receiving commercial product continue with a supply of Cinryze until capacity increases. During the fourth quarter of 2011 and first quarter of 2012, we reduced the amount of Cinryze inventory held by our distributors and by patients. If our manufacturing capacity expansion projects at Sanquin are delayed, or do not result in the capacity we anticipate, or if Sanquin cannot obtain necessary regulatory approvals for the contemplated facility expansions in the time frames we anticipate, we may not be able to satisfy patient demand. Additionally, in the event Sanquin is not able to manufacture the anticipated volume of product at the existing scale, as a result of either batch failures, variability in batch yields, required maintenance or other causes, we may not be able to satisfy patient demand. Our inability to obtain adequate product supplies to satisfy our patient demand may create opportunities for our competitors and we will suffer a loss of potential future revenues.

ViroPharma Incorporated

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Below is a summary of stock repurchases for the three months ended March 31, 2012:

Month	Total Number of Shares Purchased(1)	Average Price Paid per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs (in thousands)(1)
January 1 – January 31	—	$—	—	$180,339,421

February 1 – February 29	—	$—	—	$180,339,421

March 1 – March 31	1,606,100	$31.13	1,606,100	$130,343,433

Total	1,606,100	$31.13	1,606,100

(1)	In September 2011, our Board of Directors authorized up to $200.0 million for repurchases of ViroPharma Incorporated’s outstanding shares of common stock or 2% senior convertible notes due 2017. The $200.0 million authorization authorizes management to repurchase shares in the open market, in block transactions, in private transactions or other techniques from time to time, depending on market conditions. In March 2011, our Board of Directors authorized up to $150.0 million for repurchases of ViroPharma Incorporated’s outstanding shares of common stock or 2% senior convertible notes due 2017. Purchase completed during the first three quarters of 2011 effectively completed our repurchases program authorized by our board on March 9, 2011.

During the first quarter of 2012, through open market purchases, we reacquired approximately 1.6 million shares at a cost of approximately $50.0 million or an average price of $31.13 per share.

(2)	The Average Price Paid per Share is based on the price paid per share in the open market. The average price was determined based on the volume weighted-average-price of our stock during the day the repurchases had occurred.

During the period covered by this report, we did not sell any of our equity shares that were not registered under the Securities Act of 1933, as amended.

ViroPharma Incorporated

ITEM 6.	Exhibits

List of Exhibits:

10.1 *†	Amendment to Intermediate Supply Agreement by and between the Company and Biotest AG dated February 28, 2012

31.1*	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial information from this Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2012, formatted in XBRL (Extensible Business Reporting Language) and furnished electronically herewith: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Comprehensive Income (iv) the Consolidated Statements of Stockholders’ Equity; (v) the Consolidated Statements of Cash Flows; and, (vi) the Notes to the Consolidated Financial Statements.

*	Filed herewith.
†	Portions of this exhibit were omitted and filed separately with the Secretary of the Commission pursuant to an application for confidential treatment filed with the Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.

ViroPharma Incorporated

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VIROPHARMA INCORPORATED

Date: May 1, 2012	By:	/s/ Vincent J. Milano
Vincent J. Milano
President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Charles A. Rowland, Jr.
Charles A. Rowland, Jr.
Vice President, Chief Financial Officer
(Principal Financial Officer)

	By:	/s/ Richard S. Morris
Richard S. Morris
Vice President, Chief Accounting Officer
(Principal Accounting Officer)