Form 10-K/A
period 2011-12-31
VIROPHARMA INC
filed 2012-08-02
CIK 946840

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

The number of shares of the registrant’s Common Stock outstanding as of April 19, 2012 was 69,730,634 shares.

EXPLANATORY NOTE

ViroPharma Incorporated (the “Company”) is filing this Amendment No. 1 to its Annual Report on Form 10-K for the year ended December 31, 2011 (the “Form 10-K”) as an exhibit only filing in response to comments received from the Securities and Exchange Commission regarding a request for confidential treatment of certain portions of Exhibit 10.62 originally filed with the Form 10-K. This Amendment No. 1 to Annual Report on Form 10-K/A (this “Amendment”) is being filed solely to re-file Exhibit 10.62. In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by our principal executive officer and principal financial officer are filed as exhibits to this Amendment.

This Amendment is limited in scope to the items identified above and should be read in conjunction with the Form 10-K. This Amendment does not reflect events occurring after the filing of the Form 10-K and, other than the furnishing of the information identified above, does not modify or update the disclosure in the Form 10-K in any way.

Item 15. Exhibits, Financial Statement Schedules

Exhibit No.	Description

10.62†*	Development and Option Agreement, dated December 22, 2011, by and between ViroPharma Incorporated and Meritage Pharma, Inc.

31.1*	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.
†	Portions of this exhibit were omitted and filed separately with the Secretary of the Commission pursuant to an application for confidential treatment filed with the Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.

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
Vincent J. Milano
President, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Capacity	Date

/s/ VINCENT J. MILANO Vincent J. Milano	President, Chief Executive Officer (Principal Executive Officer)	August 2, 2012

/s/ CHARLES A. ROWLAND, JR. Charles A. Rowland, Jr.	Chief Financial Officer (Principal Financial and Accounting Officer)	August 2, 2012

/s/ VINCENT J. MILANO Vincent J. Milano	Chairman of the Board	August 2, 2012

* Paul A. Brooke	Director	August 2, 2012

* William Claypool, M.D.	Director	August 2, 2012

* Michael R. Dougherty	Director	August 2, 2012

* Robert J. Glaser	Director	August 2, 2012

* John R. Leone	Director	August 2, 2012

* Julie H. McHugh	Director	August 2, 2012

* Howard H. Pien	Director	August 2, 2012

By signature set forth below, the undersigned, pursuant to the duly authorized powers of attorney filed with the Securities and Exchange Commission, has signed this Amendment No. 1 to Annual Report on Form 10-K/A on behalf of the persons indicated.

*By:	/s/ VINCENT J. MILANO
Vincent J. Milano
President, Chief Executive Officer

Date: August 2, 2012