Form 10-Q
period 2012-06-30
VIROPHARMA INC
filed 2012-08-09
CIK 946840

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

or

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

Number of shares outstanding of the issuer’s Common Stock, par value $.002 per share, as of July 27, 2012: 68,704,558 shares.

VIROPHARMA INCORPORATED

ViroPharma Incorporated

Consolidated Balance Sheets

(unaudited)

(in thousands, except share and per share data)	June 30, 2012	December 31, 2011
Assets
Current assets:
Cash and cash equivalents	$357,213	$331,352
Short-term investments	114,711	128,478
Accounts receivable	54,614	78,534
Inventory	41,085	60,316
Prepaid expenses and other current assets	24,732	15,059
Prepaid income taxes	19,291	12,137
Deferred income taxes	10,055	10,055

Total current assets	621,701	635,931
Intangible assets, net	630,214	648,659
Property, equipment and building improvements, net	11,132	11,983
Goodwill	99,300	13,184
Debt issue costs, net	3,020	3,488
Deferred income taxes	18,466	11,786
Other assets	17,459	11,766

Total assets	$1,401,292	$1,336,797

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$6,502	$11,339
Contingent consideration	7,730	7,293
Accrued expenses and other current liabilities	178,099	75,983
Income taxes payable	4,544	4,036

Total current liabilities	196,875	98,651
Other non-current liabilities	1,742	1,967
Contingent consideration	13,895	12,896
Deferred tax liability, net	174,345	178,706
Long-term debt	157,542	153,453

Total liabilities	544,399	445,673

Stockholders’ equity:
Preferred stock, par value $0.001 per share. 5,000,000 shares authorized; Series A convertible participating preferred stock; no shares issued and outstanding	—	—
Common stock, par value $0.002 per share. 175,000,000 shares authorized; outstanding 68,676,796 shares at June 30, 2012 and 70,568,501 shares at December 31, 2011	161	159
Treasury shares, at cost. 11,846,990 shares at June 30, 2012 and 9,159,083 shares at December 31, 2011	(241,184)	(169,661)
Additional paid-in capital	770,656	749,519
Accumulated other comprehensive loss	(3,049)	(3,414)
Retained earnings	330,309	314,521

Total stockholders’ equity	856,893	891,124

Total liabilities and stockholders’ equity	$1,401,292	$1,336,797

See accompanying notes to unaudited consolidated financial statements.

ViroPharma Incorporated

Consolidated Statements of Operations

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2012	2011	2012	2011
Revenues:
Net product sales	$94,639	$128,808	$230,439	$255,843
Costs and Expenses:
Cost of sales (excluding amortization of product rights)	24,721	21,309	56,799	40,179
Research and development	16,621	20,417	32,020	30,843
Selling, general and administrative	40,883	32,090	79,046	60,376
Intangible amortization	8,787	7,156	17,614	16,053
Other operating expenses	858	5,528	2,054	6,026

Total costs and expenses	91,870	86,500	187,533	153,477

Operating income	2,769	42,308	42,906	102,366
Other Income (Expense):
Interest income	142	189	278	394
Interest expense	(3,518)	(3,066)	(6,965)	(6,023)
Other (expense) income, net	(4,783)	259	(3,548)	3,353

Income (loss) before income tax expense (benefit)	(5,390)	39,690	32,671	100,090
Income tax expense (benefit)	(1,187)	16,894	16,883	40,848

Net income (loss)	$(4,203)	$22,796	$15,788	$59,242

Net income (loss) per share:
Basic	$(0.06)	$0.30	$0.23	$0.77
Diluted	$(0.06)	$0.28	$0.22	$0.70
Shares used in computing net income (loss) per share:
Basic	69,390	76,000	69,951	76,919
Diluted	69,390	89,459	73,028	90,240

See accompanying notes to unaudited consolidated financial statements.

ViroPharma Incorporated

Consolidated Statements of Comprehensive Income (Loss)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2012	2011	2012	2011
Net income (loss)	$(4,203)	$22,796	$15,788	$59,242
Other comprehensive income (loss), before tax:
Foreign currency translations adjustments	(639)	886	364	951
Unrealized gain (loss) on available for sale securities
Unrealized holding gain (loss) arising during period	(1)	86	1	75
Income tax expense	-	31	-	27

Unrealized gain (loss) on available for sale securities, net of tax	(1)	56	1	48

Other comprehensive income (loss), net of tax	(640)	942	365	999

Comprehensive income (loss)	$(4,843)	$23,737	$16,153	$60,241

See accompanying notes to unaudited consolidated financial statements.

ViroPharma Incorporated

Consolidated Statements of Stockholders’ Equity

(unaudited)

(in thousands)	Preferred Stock		Common Stock		Treasury Shares		Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained Earnings	Total stockholders’ equity
	Number of shares	Amount	Number of shares	Amount	Number of shares	Amount
Balance, December 31, 2011	—	$—	70,568	$159	9,159	$(169,661)	$749,519	$(3,414)	$314,521	$891,124
Exercise of common stock options	—	—	757	2	—	—	5,731	—	—	5,733
Restricted stock vested	—	—	27	—	—	—	—	—	—	—
Employee stock purchase plan	—	—	13	—	—	—	214	—	—	214
Share-based compensation	—	—	—	—	—	—	10,360	—	—	10,360
Other comprehensive income	—	—	—	—	—	—	—	365	—	365
Repurchase of shares	—	—	(2,688)	—	2,688	(71,523)	—	—	—	(71,523)
Stock option tax benefits	—	—	—	—	—	—	4,832	—	—	4,832
Net income	—	—	—	—	—	—	—	—	15,788	15,788

Balance, June 30, 2012	—	$—	68,677	$161	11,847	$(241,183)	$770,655	$(3,049)	$330,309	$856,893

See accompanying notes to unaudited consolidated financial statements.

ViroPharma Incorporated

Consolidated Statements of Cash Flows

(unaudited)

	Six Months Ended June 30,
(in thousands)	2012	2011
Cash flows from operating activities:
Net income	$15,788	$59,242
Adjustments to reconcile net income to net cash provided by operating activities:
Non-cash share-based compensation expense	10,360	7,163
Non-cash interest expense	4,557	3,974
Non-cash charge for contingent consideration	1,846	2,524
Non-cash charge for option amortization	1,656	—
Deferred tax provision	(11,357)	(3,898)
Depreciation and amortization expense	19,040	17,208
Other, net	2,481	569
Changes in assets and liabilities:
Accounts receivable	23,635	(24,383)
Inventory	18,117	(4,916)
Prepaid expenses and other current assets	(8,200)	3,185
Prepaid income taxes and income taxes payable	(798)	(7,844)
Other assets	(7,484)	(240)
Accounts payable	(4,950)	2,646
Accrued expenses and other current liabilities	10,411	13,501
Other non-current liabilities	(224)	(265)

Net cash provided by operating activities	74,878	68,466
Cash flows from investing activities:
Purchase of Vancocin assets	—	(7,000)
Purchase of property, equipment and building improvements	(585)	(2,646)
Purchase of short-term investments	(77,408)	(94,975)
Maturities of short-term investments	90,103	45,058

Net cash provided by (used in) investing activities	12,110	(59,563)
Cash flows from financing activities:
Payment for treasury shares acquired	(71,523)	(50,000)
Net proceeds from issuance of common stock	5,947	3,051
Excess tax benefits from share-based payment arrangements	4,832	1,027

Net cash used in financing activities	(60,744)	(45,922)
Effect of exchange rate changes on cash	(383)	682
Net increase (decrease) in cash and cash equivalents	25,861	(36,337)
Cash and cash equivalents at beginning of period	331,352	426,732

Cash and cash equivalents at end of period	$357,213	$390,395

See accompanying notes to unaudited consolidated financial statements.

ViroPharma Incorporated

Notes to the Unaudited Consolidated Financial Statements

Note 1. Organization and Business Activities

ViroPharma Incorporated is a global biotechnology company dedicated to the development and commercialization of products that address serious diseases, with a focus on products used by physician specialists or in hospital settings. We intend to grow through sales of our marketed products, through continued development of our product pipeline, through expansion of sales into additional territories outside the United States, through potential acquisition or licensing of products and product candidates and the acquisition of companies. We expect future growth to be driven by sales of Cinryze, both domestically and internationally, sales of Buccolam and Plenadren in Europe, and by our core development programs, including C1 esterase inhibitor and a non-toxigenic strain of C. difficile (VP20621).

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

On August 6, 2012, FDA approved our supplement to the Cinryze Biologics License Application (BLA) for industrial scale manufacturing which increases our manufacturing capacity of Cinryze. We expect vials previously produced on this industrial scale line to enter into the trade during the third quarter of 2012.

We also sell branded and authorized generic Vancocin HCl capsules, the oral capsule formulation of vancomycin hydrochloride, in the U.S. and its territories. Vancocin is indicated for the treatment of C. difficile-associated diarrhea (CDAD). Vancocin capsules are also used for the treatment of enterocolitis caused by Staphylococcus aureus, including methicillin-resistant strains.

On April 9, 2012, the FDA denied the citizen petition we filed on March 17, 2006 related to the FDA’s proposed in vitro method for determining bioequivalence of abbreviated new drug applications (ANDAs) referencing Vancocin (vancomycin hydrochloride, USP) capsules. The FDA also informed us in the same correspondence that the recent supplemental new drug application (sNDA) for Vancocin which was approved on December 14, 2011 would not qualify for three additional years of exclusivity, as the agency interpreted Section 505(v) of the FD&C Act to require a showing of a significant new use (such as a new indication) for an old antibiotic such as Vancocin in order for such old antibiotic to be eligible for a grant of exclusivity. FDA also indicated that it approved three ANDA’s for generic vancomycin capsules and the companies holding these ANDA approvals indicated that they began shipping generic vancomycin hydrochloride, USP. In June 2012, the FDA approved a fourth ANDA for generic vancomycin capsules.

Pursuant to the terms of a previously entered distribution agreement, we granted a third party a license under our NDA for Vancocin® (vancomycin hydrochloride capsules, USP) to distribute and sell vancomycin hydrochloride capsules as an authorized generic product. We are also obligated to pay Genzyme royalties of 10 percent, 10 percent and 16 percent of our net sales of Vancocin for the three year period following the approval of the sNDA as well as a lower royalty on sales of our authorized generic version of Vancocin in connection with our purchase of exclusive rights to two studies of Vancocin.

On November 15, 2011, we acquired a 100% ownership interest in DuoCort Pharma AB (DuoCort), a private company based in Helsingborg, Sweden focused on developing Plenadren® (hydrocortisone, modified release tablet) for treatment of adrenal insufficiency (AI). The acquisition of Plenadren further expands our orphan disease commercial product portfolio. On November 3, 2011, the European Commission (EC) granted European Marketing Authorization for Plenadren, an orphan drug for treatment of adrenal insufficiency in adults, which will bring these patients their first pharmaceutical innovation in

ViroPharma Incorporated

Notes to the Unaudited Consolidated Financial Statements – (Continued)

over 50 years. We anticipate commercial launch of Plenadren in the EU in late 2012 or early 2013. A named patient program is currently available to patients in Europe, which we expect to continue until commercial launch. We are currently conducting an open label trial with Plenadren in Sweden and will initiate a registry study as a condition of approval in the EU.

We acquired Buccolam® (Oromucosal Solution, Midazolam [as hydrochloride]) in May 2010. In September of 2011, the European Commission granted a Centralized Pediatric Use Marketing Authorization (PUMA) for Buccolam, for treatment of prolonged, acute, convulsive seizures in infants, toddlers, children and adolescents, from 3 months to less than 18 years of age. We have begun to commercialize Buccolam in Europe.

Our product development portfolio is primarily focused on the following programs: C1 esterase inhibitor [human], VP20621 (preventing of CDAD), VP20629 (treatment of Friedreich’s Ataxia) and maribavir for cytomegalovirus (CMV).

We are currently undertaking studies on the viability of subcutaneous administration of Cinryze. In May 2011, Halozyme Therapeutics (Halozyme) granted us an exclusive worldwide license to use Halozyme’s proprietary Enhanze™ technology, a proprietary drug delivery platform using Halozyme’s recombinant human hyaluronidase enzyme (rHuPH20) technology, in combination with a C1 esterase inhibitor which we intend to apply initially to develop a subcutaneous formulation of Cinryze for routine prophylaxis against attacks of HAE. In the first quarter of 2012, we completed a Phase 2 study to evaluate the safety, and pharmacokinetics and pharmacodynamics of subcutaneous administration of Cinryze in combination with rHuPH20 and announced the presentation of positive data.

On August 1, 2012 we were notified by the Center for Biologics Evaluation and Research (CBER) division of the FDA that studies of the combination of Cinryze and rHuPH20 were being placed on temporary clinical hold. Halozyme informed us that they must provide results from additional pre-clinical studies to CBER before clinical investigations in combination with rHuPH20 can resume. FDA stated that the issues are not specific to Cinryze and that we could continue to evaluate subcutaneous administration of Cinryze without rHuPH20.

In light of this FDA action, we are preparing to commence a Phase 2 study that will evaluate the safety and efficacy of two different doses of the subcutaneous administration of Cinryze as a standalone therapy for which we received FDA clearance in 2011 of our Investigational New Drug (IND) application and the related Phase 2 clinical protocol to study subcutaneous administration of Cinryze without rHuPH20.

Additionally, we are working on developing our C1 esterase inhibitor in further therapeutic uses and potential additional indications in other C1 mediated diseases, as well as in alternative modes of administration. We intend to conduct ViroPharma sponsored studies and investigator-initiated studies (IIS) to identify further therapeutic uses and potentially expand the labeled indication for Cinryze to include other C1 mediated diseases, such as Antibody-Mediated Rejection (AMR) and Delayed Graft Function (DGF).

During the second quarter 2012, we announced the initiation of a Phase 2 program to evaluate maribavir for the treatment of CMV infections in transplant recipients. The planned program will consist of two independent Phase 2 clinical studies that will include subjects who have asymptomatic CMV, and those who have failed therapy with other anti-CMV agents.

We are also developing VP20621 for the prevention of CDAD. In May 2011, we initiated a Phase 2 dose-ranging clinical study to evaluate the safety, tolerability, and efficacy of VP20621 for prevention of recurrence of CDAD in adults previously treated for CDAD.

On September 30, 2011, we entered into a license agreement for the worldwide rights of Intellect Neurosciences, Inc. (INS) to its clinical stage drug candidate, VP20629, which we expect to develop for the treatment of Friedreich’s Ataxia (FA), a rare, hereditary, progressive neurodegenerative disease. VP20629, or indole-3-propionic acid, is a naturally occurring, small molecule that has potent anti-oxidant properties that can protect against neurodegenerative disease. In a recent Phase 1 safety and tolerability study conducted in the Netherlands, VP20629 was demonstrated to be safe and well tolerated at all dose levels tested. We expect to initiate a phase 1 study by the end of the first half of 2013. We intend to file for Orphan Drug Designation upon review of the phase 2 proof of concept data.

In addition to these programs, we have several other assets in which we may make additional investments. These investments will be limited and dependent on our assessment of the potential future commercial success of or benefits from the asset. These assets include recombinant C1-INH and other compounds.

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

ViroPharma Incorporated

Notes to the Unaudited Consolidated Financial Statements – (Continued)

We intend to continue to evaluate in-licensing or other opportunities to acquire products in development, or those that are currently on the market. We plan to seek products that treat serious or life threatening illnesses with a high unmet medical need, require limited commercial infrastructure to market, and which we believe will provide both revenue and earnings growth over time.

Basis of Presentation

The consolidated financial information at June 30, 2012 and for the three and six months ended June 30, 2012 and 2011, is unaudited but includes all adjustments (consisting only of normal recurring adjustments), which in the opinion of management, are necessary to state fairly the consolidated financial information set forth therein in accordance with accounting principles generally accepted in the United States of America. The interim results are not necessarily indicative of results to be expected for the full fiscal year. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2011 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission.

Subsequent Events

We have evaluated all subsequent events through the date the financial statements were issued and have not identified any such events.

Use of Estimates

The preparation of the Company’s consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Adoption of Standards

In May 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs, and the IASB issued IFRS 13, Fair Value Measurement. The new guidance results in a consistent definition of fair value and common requirements for measurement of and disclosure about fair value between U.S. GAAP and IFRS. The ASU is effective for interim and annual periods beginning on or after December 15, 2011, with early adoption prohibited. The new guidance changes certain fair value measurement principles and disclosure requirements. We adopted this ASU January 1, 2012. The adoption of the provisions of this guidance did not have a material impact on our results of operations, cash flows, and financial position.

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

Note 2. Short-Term Investments

Short-term investments consist of fixed income securities with remaining maturities of greater than three months at the date of purchase, debt securities and equity securities. At June 30, 2012, all of our short-term investments are classified as available for sale investments and measured as level 1 instruments of the fair value measurements standard.

The following summarizes the Company’s available for sale investments at June 30, 2012:

(in thousands)	Cost	Gross unrealized gains	Gross unrealized losses	Fair value
Debt securities:
U.S. Treasury	$50,000	$19	$22	$49,997
Corporate	64,726	26	38	64,714

Total	$114,726	$45	$60	$114,711

Maturities of investments were as follows:
Less than one year	$56,987	$25	$32	$56,980
Greater than one year	57,739	20	28	57,731

Total	$114,726	$45	$60	$114,711

The following summarizes the Company’s available for sale investments at December 31, 2011:

(in thousands)	Cost	Gross unrealized gains	Gross unrealized losses	Fair value
Debt securities:
U.S. Treasury	$48,351	$14	$3	$48,362
Corporate bonds	80,143	43	70	80,116

Total	$128,494	$57	$73	$128,478

Maturities of investments were as follows:
Less than one year	$99,190	$42	$39	$99,193
Greater than one year	29,304	15	34	29,285

Total	$128,494	$57	$73	$128,478

ViroPharma Incorporated

Notes to the Unaudited Consolidated Financial Statements – (Continued)

Note 3. Inventory

Inventory is stated at the lower of cost or market using actual cost. The following represents the components of inventory at June 30, 2012 and December 31, 2011:

(in thousands)	June 30, 2012	December 31, 2011
Raw Materials	$26,745	$50,045
Work In Process	9,094	6,035
Finished Goods	5,246	4,236

Total	$41,085	$60,316

Note 4. Intangible Assets

The following represents the balance of the intangible assets at June 30, 2012:

(in thousands)	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
Cinryze Product rights	$521,000	$76,974	$444,026
Vancocin Intangibles	168,099	51,423	116,676
Buccolam Product rights	6,348	529	5,819
Auralis Contract rights	9,048	2,023	7,025
Plenadren Product rights	60,174	3,506	56,668

Total	$764,669	$134,455	$630,214

The following represents the balance of the intangible assets at December 31, 2011:

(in thousands)	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
Cinryze Product rights	$521,000	$66,554	$454,446
Vancocin Intangibles	168,099	48,074	120,025
Buccolam Product rights	6,271	209	6,062
Auralis Contract rights	8,938	1,579	7,359
Plenadren Product rights	61,277	510	60,767

Total	$765,585	$116,926	$648,659

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

The FDA also informed us in the same correspondence that the recent supplemental new drug application (sNDA) for Vancocin which was approved on December 14, 2011 would not qualify for three additional years of exclusivity, as the agency interpreted Section 505(v) of the FD&C Act to require a showing of a significant new use (such as a new indication) for an old antibiotic such as Vancocin in order for such old antibiotic to be eligible for a grant of exclusivity. FDA also indicated that it is approving three ANDA’s for generic vancomycin capsules. In June 2012, FDA approved a fourth ANDA for generic vancomycin capsules.

In addition, we have received a notification that the Federal Trade Commission (FTC) is conducting an investigation into whether we engaged in unfair methods of competition with respect to Vancocin. The existence of an investigation does not indicate that the FTC has concluded that we have violated the law and we do not believe that we have engaged in unfair methods of competition with respect to Vancocin. We intend to cooperate with the FTC investigation and at this time we cannot assess potential outcomes of this investigation.

We have begun shipping authorized generic vancomycin hydrochloride, USP, in addition to continuing the sales of Vancocin. However, the approval of generic copies of Vancocin has and will continue to adversely impact our revenues, operating results and cash flows compared to historical levels. We tested the Vancocin intangible assets for impairment as of March 31, 2012. There was no impairment of these intangible assets as of March 31, 2012. Vancocin will continue to be utilized and sold as a branded drug product and we are selling an authorized generic version of Vancocin along with generics of other companies that have entered the market. There have been no events during the quarter ended June 30, 2012 that would indicate we must re-test these assets for impairment. However, should future events occur that may cause further reductions in revenue or operating results we may be required to test the recoverability of these assets and may incur an impairment.

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

Due to the approval and launch of Buccolam, coupled with the approval and launch of Cinryze in Europe, we decided to alter our development and commercialization plans for the remaining Auralis IPR&D asset. The decision resulted in the impairment of the IPR&D asset and a portion of the Auralis Contract rights. Accordingly, we recorded a charge of approximately £5.4 million (approximately $8.5 million) during the third quarter of 2011.

ViroPharma Incorporated

Notes to the Unaudited Consolidated Financial Statements – (Continued)

On November 15, 2011, we acquired DuoCort Pharma AB (DuoCort), a company focused on improving glucocorticoid replacement therapy for treatment of adrenal insufficiency (AI). The acquisition of Duocort further expands our orphan disease commercial product portfolio. On November 3, 2011, the European Commission (EC) granted European Marketing Authorization for Plenadren® (hydrocortisone, modified release tablet), an orphan drug for treatment of adrenal insufficiency in adults, which will bring these patients their first pharmaceutical innovation in over 50 years. We recognized an intangible asset related to the Plenadren product rights. The product rights acquired are being amortized on a straight-line basis over their estimated useful lives of 10 years.

Note 5. Goodwill

On October 21, 2008, we completed our acquisition of Lev Pharmaceuticals, Inc. The terms of the merger agreement provided for a contingent value right (CVR) to the former shareholders of $0.50 per share, or approximately $87.5 million, if Cinryze reaches at least $600 million in cumulative net product sales by October 2018. As of June 30, 2012, we have recognized cumulative sales of Cinryze in excess of the $600 million threshold and we will make this CVR payment along with certain other contingent payments specified in the merger agreement totaling approximately $92.1 million in the third quarter of 2012. Accordingly, we recorded these liabilities in the second quarter of 2012 with a corresponding increase to goodwill of approximately $86.2 million, net of tax benefits.

On November 15, 2011, we acquired DuoCort Pharma AB (DuoCort), a company focused on improving glucocorticoid replacement therapy for treatment of adrenal insufficiency (AI). As a result of this acquisition we initially recorded goodwill of approximately $7.3 million. The change in goodwill since acquisition is attributable to foreign currency fluctuations.

In May 2010 we acquired a 100% ownership interest in Auralis Limited, a UK based specialty pharmaceutical company. As a result of this acquisition we recorded initial goodwill of approximately $5.9 million. The changes in goodwill since the acquisition date are attributable to foreign currency fluctuations.

Note 6. Long-Term Debt

Long-term debt as of June 30, 2012 and December 31, 2011 is summarized in the following table:

(in thousands)	June 30, 2012	December 31, 2011
Senior convertible notes	$157,542	$153,453
less: current portion	—	—

Total debt principal	$157,542	$153,453

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

ViroPharma Incorporated

Notes to the Unaudited Consolidated Financial Statements – (Continued)

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

As of June 30, 2012 senior convertible notes representing $205.0 million of principal debt are outstanding with a carrying value of $157.5 million and a fair value of approximately $298.2 million, based on the Level 2 valuation hierarchy of the fair value measurements standard.

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

Concurrent with the issuance of the senior convertible notes, we entered into privately-negotiated transactions, comprised of purchased call options and warrants sold, to reduce the potential dilution of our common stock upon conversion of the senior convertible notes. The transactions, taken together, have the effect of increasing the initial conversion price to $24.92 per share. The cost of the transactions was $23.3 million.

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

ViroPharma Incorporated

Notes to the Unaudited Consolidated Financial Statements – (Continued)

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

As of June 30, 2012, we have accrued $1.2 million in interest payable to holders of the senior convertible notes. Debt issuance costs of $4.8 million have been capitalized and are being amortized over the term of the senior convertible notes, with an unamortized balance of $1.8 million at June 30, 2012.

The senior convertible notes were convertible into shares of our common stock during the second quarter of 2012 at the election of the holders as the last reported sale price of our common stock for the 20 or more trading days in the 30 consecutive trading days ending on March 30, 2012 exceeded 130% of the conversion price, $18.87 per share, in effect on March 30, 2012. No notes were converted during the second quarter and the notes are not convertible in the third quarter of 2012 as none of the contingent conversion criteria described above was met as of June 30, 2012.

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

As of June 30, 2012, we have accrued $0.2 million in interest expense for the revolver. Financing costs of approximately $1.7 million incurred to establish the Credit Facility were deferred and are being amortized to interest expense over the life of the Credit Facility, with an unamortized balance of $1.2 million as of June 30, 2012.

ViroPharma Incorporated

Notes to the Unaudited Consolidated Financial Statements – (Continued)

Note 7. Stockholder’s Equity

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

During the first six months of 2012, through open market purchases, we reacquired approximately 2.7 million shares at a cost of approximately $71.5 million or an average price of $26.61 per share.

Note 8. Share-based Compensation

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

ViroPharma Incorporated

Notes to the Unaudited Consolidated Financial Statements – (Continued)

Our share-based compensation expense is comprised of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2012	2011	2012	2011
Stock options	$4,095	$3,073	$7,976	$6,034
Performance shares	1,047	480	1,837	886
Restricted shares	263	116	444	166
Employee Stock Purchase Plan	52	38	103	77

Total	$5,457	$3,707	$10,360	$7,163

Our share-based compensation expense is recorded as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2012	2011	2012	2011
Research and development	$1,152	$999	$2,235	$1,986
Selling, general and administrative	4,305	2,708	8,125	5,177

Total	$5,457	$3,707	$10,360	$7,163

We currently have three share-based award plans in place: a 1995 Stock Option and Restricted Share Plan (1995 Plan), a 2001 Equity Incentive Plan (2001 Plan) and a 2005 Stock Option and Restricted Share Plan (2005 Plan) (collectively, the “Plans”). In September 2005, the 1995 Plan expired and no additional grants will be issued from this plan. The Plans were adopted by our board of directors to provide eligible individuals with an opportunity to acquire or increase an equity interest in the Company and to encourage such individuals to continue in the employment of the Company.

In May 2008, the 2005 Plan was amended and an additional 5,000,000 shares of common stock was reserved for issuance upon the exercise of stock options or the grant of restricted shares or restricted share units. This amendment was approved by stockholders at our Annual Meeting of Stockholders in May of 2010. In April 2012, the 2005 Plan was amended and an additional 2,500,000 shares of common stock was reserved for issuance upon the exercise of stock options or the grant of restricted shares or restricted share units. This amendment was approved by stockholders at our Annual Meeting of Stockholders in May of 2012.

As of June 30, 2012, there were 4,783,599 shares available for grant under the Plans.

The following table lists information about these equity plans at June 30, 2012:

	1995 Plan	2001 Plan	2005 Plan	Combined
Shares authorized for issuance	4,500,000	500,000	15,350,000	20,350,000
Shares outstanding	4,500,000	500,000	10,566,401	15,566,401

Shares available for grant	—	—	4,783,599	4,783,599

Employee Stock Option Plans

We granted 1,823,899 stock options during the six months ended June 30, 2012. The weighted average fair value of the grants was estimated at $ 14.06 per share using the Black-Scholes option-pricing model using the following assumptions:

Expected dividend yield	—
Range of risk free interest rate	1.15% — 1.61%
Weighted-average volatility	61.68%
Range of volatility	59.01% — 62.35%
Range of expected option life (in years)	5.50 — 6.25

ViroPharma Incorporated

Notes to the Unaudited Consolidated Financial Statements – (Continued)

We have 9,334,344 option grants outstanding at June 30, 2012 with exercise prices ranging from $1.00 per share to $32.69 per share and a weighted average remaining contractual life of 7.12 years. The following table lists the outstanding and exercisable option grants as of June 30, 2012:

	Number of options	Weighted average exercise price	Weighted average remaining contractual term (years)	Aggregate intrinsic value (in thousands)
Outstanding	9,334,344	$14.67	7.12	$88,842
Exercisable	5,020,133	$11.44	5.68	$61,527

The following table summarizes information regarding our stock option awards at June 30, 2012:

	Shares Under Option	Weighted Average Exercise Price
Balance at December 31, 2011	8,485,241	$12.03
Granted	1,823,899	$24.46
Exercised	(797,231)	$8.73
Forfeited	(176,315)	$15.95
Cancelled	(1,250)	$11.55

Balance at June 30, 2012	9,334,344	$14.67

As of June 30, 2012, there was $41.7 million of total unrecognized compensation cost related to unvested share-based payments (including share options) granted under the Plans. That cost is expected to be recognized over a weighted-average period of 2.97 years.

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

In 2012 and 2011, approximately 186,000 and 155,000 PSUs subject to company specific performance metrics were granted with weighted average grant date fair values of $28.16 and $17.84 per share, respectively. In 2012 and 2011, approximately 21,000 and 17,000 PSUs subject to the TSR metric were granted with weighted average grant date fair values of $45.37 and $24.38 per share, respectively. The number of PSUs reflected as granted represents the target number of shares that are eligible to vest subject to the attainment of the performance goals. Depending on the outcome of these performance goals, a recipient may ultimately earn a number of shares greater or less than their target number of shares granted, ranging from 0% to 200% of the PSUs granted. Shares of our common stock are issued on a one-for-one basis for each PSU earned. Participants vest in their PSUs at the end of the performance period.

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

At June 30, 2012, there was approximately $ 9.5 million of unrecognized compensation cost related to all PSUs that is expected to be recognized over a weighted-average period of approximately 2.31 years.

The following table summarizes select information regarding our PSUs as of June 30, 2012:

	Share Units (in thousands)	Weighted- average grant date fair value
Balance at December 31, 2011	164,692	$18.50
Granted	206,900	$29.88
Forfeited	(12,356)	$23.63
Vested	—	$—

Balance at June 30, 2012	359,236	$24.88

Restricted Stock Awards

Beginning in 2011, we also grant our non-employee directors restricted stock awards that generally vest after one year of service. In 2012 and 2011, 37,750 and 27,000 RSUs were granted with weighted average grant date fair values of $31.12 and $17.30 per share, respectively. The fair value of a restricted stock award is equal to the closing price of our common stock on the grant date.

The following summarizes select information regarding our restricted stock awards as of June 30, 2012:

	Share Units (in thousands)	Weighted- average grant date fair value
Balance at December 31, 2011	27,000	$17.30
Granted	37,750	$31.12
Vested	(27,000)	$17.30

Balance at June 30, 2012	37,750	$31.12

ViroPharma Incorporated

Notes to the Unaudited Consolidated Financial Statements – (Continued)

As of June 30, 2012, there was approximately $ 0.80 million of unrecognized compensation cost related to RSUs which is expected to be recognized over a weighted average period of 0.99 years.

Employee Stock Purchase Plan

During the first six months of 2012, no shares were sold to employees. During the year ended December 31, 2011, 29,982 shares were sold to employees. As of June 30, 2012 there are approximately 385,319 shares available for issuance under this plan.

Under this plan, there are two plan periods: January 1 through June 30 (Plan Period One) and July 1 through December 31 (Plan Period Two). For Plan Period One in 2012, the fair value of approximately $103,000 was estimated using the Type B model with a risk free interest rate of 0.06%, volatility of 47.7% and an expected option life of 0.5 years. This fair value was amortized over the six month period ending June 30, 2012.

Note 9. Income Tax Expense

Our income tax expense (benefit) was ($1.2) million and $16.9 million for the quarters ended June 30, 2012 and 2011, respectively, and $16.9 million and $40.8 million for the six months ended June 30, 2012 and June 30, 2011, respectively. Our income tax expense includes federal, state and foreign income taxes at statutory rates and the effects of various permanent differences.

Our effective tax rates for the six months ended June 30, 2012 and June 30, 2011, were 51.7% and 40.8%, respectively.

The effective tax rates for the six month periods ended June 30, 2012 and 2011 are higher than the statutory U.S. tax rate due to state income taxes, certain share-based compensation that is not tax deductible and an increase in the fair value of contingent consideration that is also not deductible for tax purposes. In addition, the effective tax rate for the six months ended June 30, 2012 is higher than the statutory U.S. tax rate due to foreign losses on which no tax benefit is provided or on which the tax benefit is less than the U.S. statutory tax rate and non-deductible amortization expense. These increases to the effective tax rate are partially offset by tax benefits related to orphan drug credits, manufacturing deductions and charitable contributions. Tax expense (benefit) for the quarters ended June 30, 2012 and 2011 are a combination of the six month effective tax rate and adjustments for changes in the effective tax rate from the prior quarter.

During the six months ended June 30, 2012, we had no material changes to our liability for uncertain tax positions. Our last U.S. tax examination for 2008 concluded in the first quarter of 2011 with no material adjustments. We are currently under examination in a foreign tax jurisdiction and various state income tax returns are also currently under examination. At this time, we do not believe that the results of these examinations will have a material impact on our financial statements.

Note 10. Accumulated Other Comprehensive Income (Loss)

The following table presents the changes in the components of accumulated other comprehensive income (loss) for the six months ended June 30, 2012:

	Cumulative Translation	Unrealized gains (losses) on securities	Accumulated other comprehensive income (loss)
(in thousands)
Balance December 31, 2011	$(3,403)	$(11)	$(3,414)
Current period other comprehensive income, net	364	1	365

Balance June 30, 2012	$(3,039)	$(10)	$(3,049)

The unrealized gains (losses) are reported net of federal and state income taxes.

ViroPharma Incorporated

Notes to the Unaudited Consolidated Financial Statements – (Continued)

Note 11. Earnings (loss) per share

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2012	2011	2012	2011
Basic Earnings Per Share
Net income (loss)	$(4,203)	$22,796	$15,788	$59,242
Common stock outstanding (weighted average)	69,390	76,000	69,951	76,919

Basic net income (loss) per share	$(0.06)	$0.30	$0.23	$0.77

Diluted Earnings Per Share
Net income (loss)	$(4,203)	$22,796	$15,788	$59,242
Add interest expense on senior convertible notes, net of income tax	—	1,883	—	3,727

Diluted net income (loss)	$(4,203)	$24,679	$15,788	$62,969
Common stock outstanding (weighted average)	69,390	76,000	69,951	76,919
Add shares from senior convertible notes	—	10,864	—	10,864
Add “in-the-money” stock options and stock awards	—	2,595	3,077	2,457

Common stock equivalents	69,390	89,459	73,028	90,240

Diluted net income (loss) per share	$(0.06)	$0.28	$0.22	$0.70

The following common stock equivalents were excluded from the calculations of diluted earnings per share as their effect would be anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2012	2011	2012	2011
“Out-of-the-money” stock options	3,015	1,749	1,997	1,613
Shares from senior convertible notes	10,864	—	10,864	—
“In-the-money” stock options	2,557	—	—	—

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

ViroPharma Incorporated

Notes to the Unaudited Consolidated Financial Statements – (Continued)

The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of June 30, 2012:

		Fair Value Measurements at June 30, 2012
(in thousands)	Total Carrying Value at June 30, 2012	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$357,213	$357,213	$—	$—
Short term investments	$114,711	$114,711	$—	$—
Contingent consideration, short-term	$7,730	$—	$—	$7,730
Contingent consideration, long-term	$13,895	$—	$—	$13,895

The following table provides a rollfoward of activity in Level 3:

(in thousands)
Balance December 31, 2011	$20,189
Change in fair value from re-measurement	1,846
Impact of foreign currency translation	(410)

Balance June 30, 2012	$21,625

Valuation Techniques – Cash, cash equivalents and short-term investments are measured at fair value using quoted market prices and are classified within Level 1 of the valuation hierarchy. There were no changes in valuation techniques during the three and six months ended June 30, 2012.

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

Our 2% senior convertible notes due March 2017 are measured at amortized cost in our consolidated balance sheets and not fair value. The principal balance outstanding is $205.0 million with a carrying value of $157.5 million and a fair value of approximately $298.2 million, based on the level 2 valuation hierarchy of the fair value measurements standard.

We believe that the fair values of our other financial instruments approximate their reported carrying amounts.

Note 13. Acquisitions

On November 15, 2011, we acquired a 100% ownership interest in DuoCort Pharma AB (DuoCort), a private company based in Helsingborg, Sweden focused on improving glucocorticoid replacement therapy for treatment of adrenal insufficiency (AI). We paid approximately 213 million Swedish Krona (SEK) or approximately $32.1 million in upfront consideration. We have also agreed to make additional payments ranging from SEK 240 million up to SEK 860 million or approximately $34 million to $122 million, contingent on the achievement of certain milestones. Up to SEK 160 million or approximately $23 million of the contingent payments relate to specific regulatory milestones; and up to SEK 700 million or approximately $99 million of the contingent payments are related to commercial milestones based on the success of the product.

ViroPharma Incorporated

Notes to the Unaudited Consolidated Financial Statements – (Continued)

The DuoCort contingent consideration consists of three separate contingent payments. The first will be payable upon the regulatory approval to manufacture bulk product in the EU. The second contingent payment is based on the attainment of specified revenue targets and the third contingent payment is payable upon regulatory approval of the product in the United States.

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

Meritage Pharma, Inc.

On December 22, 2011, we entered into an exclusive development and option agreement with Meritage Pharma, Inc. (Meritage) , a private development-stage company based in San Diego, CA focused on developing oral budesonide suspension (OBS) as a treatment for eosinophilic esophagitis (EoE). EoE is a chronic disease that is increasingly being diagnosed in children and adults. It is characterized by inflammation and accumulation of a specific type of immune cell, called an eosinophil, in the esophagus. EoE patients may have persistent or relapsing symptoms, which include dysphagia (difficulty in swallowing), nausea, stomach pain, chest pain, heartburn, loss of weight and food impaction.

As consideration for the agreement, we made an initial $7.5 million non-refundable payment to Meritage. Meritage will utilize the funding to conduct additional Phase 2 clinical assessment of OBS. We have an exclusive option to acquire Meritage, at our sole discretion, by providing written notice at any time during the period from December 22, 2011 to and including the date that is the earlier of (a) the date that is 30 business days after the later of (i) the receipt of the final study data for the Phase 2 study and (ii) identification of an acceptable clinical end point definition for a pivotal induction study agreed to by the FDA. If we exercise this option, we have agreed to pay $69.9 million for all of the outstanding capital stock of Meritage. Meritage stockholders could also receive additional payments of up to $175 million, upon the achievement of certain clinical and regulatory milestones.

We have determined that Meritage is a variable interest entity (VIE), however because we do not have the power to direct the activities of Meritage that most significantly impact its economic performance we are not the primary beneficiary of this VIE at this time. Further, we have no oversight of the day-to-day operations of Meritage, nor do we have sufficient rights or any voting representation to influence the operating or financial decisions of Meritage, nor do we participate on any steering or oversight committees. Therefore, we are not required to consolidate Meritage into our financial statements. This consolidation status could change in the future if the option agreement is exercised, or if other changes occur in the relationship between Meritage and us.

We valued the non-refundable $7.5 million upfront payment using the cost method. In June, 2012, Meritage completed the delivery of all the documents and notifications needed to satisfy the conditions of the First Option Milestone, as defined in the agreement. As a result of achieving this milestone they are due a $5.0 million milestone payment, which will be paid in the third quarter of 2012. Accordingly, in the second quarter of 2012, we recorded this liability and increased the carrying value of our cost method investment. We have the option to provide Meritage up to an additional $7.5 million for the development of OBS

Under the cost method, the fair value of the investment is not estimated if there are no identified events or changes in circumstances that may have a significant adverse effect on the fair value of the investment. As of June 30, 2012, we were not aware of any such adverse effects, as such no fair value estimate has been prepared. The asset is recorded as an other long-term asset on our consolidated balance sheets and is amortized through other income (expense) in our results of operations over the expected term of the option agreement which is expected to be December 2014. We recognized approximately $1.7 million of amortization expense during the first six months of 2012 related to this asset.

Intellect Neurosciences, Inc. License Agreement

On September 30, 2011, we entered into a license agreement for the worldwide rights of Intellect Neurosciences, Inc. (INS) to its clinical stage drug candidate, VP20629, being developed for the treatment of Friedreich’s Ataxia (FA), a rare, hereditary, progressive

ViroPharma Incorporated

Notes to the Unaudited Consolidated Financial Statements – (Continued)

neurodegenerative disease. We expect to initiate a phase 1 study by the end of the first half of 2013. We intend to file for Orphan Drug Designation upon review of the phase 2 proof of concept data. Under the terms of the agreement, we have exclusive worldwide rights to develop and commercialize VP20629 for the treatment, management or prevention of any disease or condition covered by INS’s patents. We paid INS a $6.5 million up-front licensing fee and may pay additional milestones up to $120 million based upon defined events. We will also pay a tiered royalty of up to a maximum percentage of low teens, based on annual net sales.

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

Note 14. Litigation and Claims

On May 17, 2012, a class action complaint was filed in the United States District Court for the Eastern District of Pennsylvania naming as defendants ViroPharma Incorporated and Vincent J. Milano. The complaint alleges, among other things, possible securities laws violations by the defendants in connection with certain statements made by the defendants related to the Company’s Vancocin product. The defendants believe that the allegations in the class action complaint are without merit and intend to defend the lawsuit vigorously; however, there can be no assurance regarding the ultimate outcome of this lawsuit. It is possible that other plaintiffs may file class actions containing similar allegations.

On April 13, 2012, we filed a complaint for declaratory and injunctive relief with the United States District Court for the District of Columbia against the Food and Drug Administration, Margaret A. Hamburg, M.D., in her official capacity as Commissioner of Food and Drug Administration, the United States Department of Health and Human Services, and Kathleen Sebelius, in her official capacity as Secretary of HHS. The complaint seeks to set aside under the Administrative Procedure Act the FDA’s denial of our petition for stay of action and the FDA’s approval of three Abbreviated New Drug Applications for generic versions of Vancocin® (vancomycin hydrochloride) capsules. Concurrent with the filing of the complaint, we filed a motion for a temporary restraining order and/or a preliminary injunction, which the District Court denied on April 23, 2012. Adjudication of the merits of this lawsuit remains pending.

On April 6, 2012, we received a notification that the Federal Trade Commission (FTC) is conducting an investigation into whether we engaged in unfair methods of competition with respect to Vancocin. The existence of an investigation does not indicate that the FTC has concluded that we have violated the law and we do not believe that we have engaged in unfair methods of competition with respect to Vancocin. We intend to cooperate with the FTC investigation; however, at this time we cannot assess potential outcomes of this investigation.

From time to time we are a party to litigation in the ordinary course of our business. We do not believe these matters, even if adversely adjudicated or settled, would have a material adverse effect on our financial condition, results of operations or cash flows.

Note 15. Supplemental Cash Flow Information

	Six Months Ended June 30,
(in thousands)	2012	2011
Supplemental disclosure of non-cash transactions:
Employee share-based compensation	$10,360	$7,163
Unrealized gains on available for sale securities, net of tax	(11)	48
Non-cash increase in goodwill related to the acquisition of Lev Pharmaceuticals, Inc.	86,165	-
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$24,119	$53,274
Cash paid for interest	2,589	2,050

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

On August 6, 2012, FDA approved our supplement to the Cinryze Biologics License Application (BLA) for industrial scale manufacturing which increases our manufacturing capacity of Cinryze. We expect vials previously produced on this industrial scale line to enter into the trade during the third quarter of 2012.

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

We also sell branded and authorized generic Vancocin HCl capsules, the oral capsule formulation of vancomycin hydrochloride, in the U.S. and its territories. Vancocin is indicated for the treatment of C. difficile-associated diarrhea (CDAD). Vancocin capsules are also used for the treatment of enterocolitis caused by Staphylococcus aureus, including methicillin-resistant strains.

On April 9, 2012, the FDA denied the citizen petition we filed on March 17, 2006 related to the FDA’s proposed in vitro method for determining bioequivalence of abbreviated new drug applications (ANDAs) referencing Vancocin (vancomycin hydrochloride, USP) capsules. The FDA also informed us in the same correspondence that the recent supplemental new drug application (sNDA) for Vancocin which was approved on December 14, 2011 would not qualify for three additional years of exclusivity, as the agency interpreted Section 505(v) of the FD&C Act to require a showing of a significant new use (such as a new indication) for an old antibiotic such as Vancocin in order for such old antibiotic to be eligible for a grant of exclusivity. FDA also indicated that it approved three ANDA’s for generic vancomycin capsules and the companies holding these ANDA approvals indicated that they began shipping generic vancomycin hydrochloride, USP. In June 2012, the FDA approved a fourth ANDA for generic vancomycin capsules.

Pursuant to the terms of a previously entered distribution agreement, we granted a third party a license under our NDA for Vancocin® (vancomycin hydrochloride capsules, USP) to distribute and sell vancomycin hydrochloride capsules as an authorized generic product. We are also obligated to pay Genzyme royalties of 10 percent, 10 percent and 16 percent of our net sales of Vancocin for the three year period following the approval of the sNDA as well as a lower royalty on sales of our authorized generic version of Vancocin in connection with our purchase of exclusive rights to two studies of Vancocin.

On November 15, 2011, we acquired a 100% ownership interest in DuoCort Pharma AB (DuoCort), a private company based in Helsingborg, Sweden focused on developing Plenadren® (hydrocortisone, modified release tablet) for treatment of adrenal insufficiency (AI). The acquisition of Plenadren further expands our orphan disease commercial product portfolio. On November 3, 2011, the European Commission (EC) granted European Marketing Authorization for Plenadren, an orphan drug for treatment of adrenal insufficiency in adults, which will bring these patients their first pharmaceutical innovation in over 50 years. We anticipate commercial launch of Plenadren in the EU in late 2012 or early 2013. A named patient program is currently available to patients in Europe, which we expect to continue until commercial launch. We are currently conducting an open label trial with Plenadren in Sweden and will initiate a registry study as a condition of approval in the EU.

We acquired Buccolam® (Oromucosal Solution, Midazolam [as hydrochloride]) in May 2010. In September of 2011, the European Commission granted a Centralized Pediatric Use Marketing Authorization (PUMA) for Buccolam, for treatment of prolonged, acute, convulsive seizures in infants, toddlers, children and adolescents, from 3 months to less than 18 years of age. We have begun to commercialize Buccolam in Europe.

Our product development portfolio is primarily focused on the following programs: C1 esterase inhibitor [human], VP20621 (preventing of CDAD), VP20629 (treatment of Friedreich’s Ataxia) and maribavir for cytomegalovirus (CMV).

We are currently undertaking studies on the viability of subcutaneous administration of Cinryze. In May 2011, Halozyme Therapeutics (Halozyme) granted us an exclusive worldwide license to use Halozyme’s proprietary Enhanze™ technology, a proprietary drug delivery platform using Halozyme’s recombinant human hyaluronidase enzyme (rHuPH20) technology, in combination with a C1 esterase inhibitor which we intend to apply initially to develop a subcutaneous formulation of Cinryze for routine prophylaxis against attacks of HAE. In the first quarter of 2012, we completed a Phase 2 study to evaluate the safety, and pharmacokinetics and pharmacodynamics of subcutaneous administration of Cinryze in combination with rHuPH20 and announced the presentation of positive data.

On August 1, 2012 we were notified by the Center for Biologics Evaluation and Research (CBER) division of the FDA that studies of the combination of Cinryze and rHuPH20 were being placed on temporary clinical hold. Halozyme informed us that they must provide results from additional pre-clinical studies to CBER before clinical investigations in combination with rHuPH20 can resume. FDA stated that the issues are not specific to Cinryze and that we could continue to evaluate subcutaneous administration of Cinryze without rHuPH20.

In light of this FDA action, we are preparing to commence a Phase 2 study that will evaluate the safety and efficacy of two different doses of the subcutaneous administration of Cinryze as a standalone therapy for which we received FDA clearance in 2011 of our Investigational New Drug (IND) application and the related Phase 2 clinical protocol to study subcutaneous administration of Cinryze without rHuPH20.

Additionally, we are working on developing our C1 esterase inhibitor in further therapeutic uses and potential additional indications in other C1 mediated diseases, as well as in alternative modes of administration. We intend to conduct ViroPharma sponsored studies and investigator-initiated studies (IIS) to identify further therapeutic uses and potentially expand the labeled indication for Cinryze to include other C1 mediated diseases, such as Antibody-Mediated Rejection (AMR) and Delayed Graft Function (DGF).

During the second quarter 2012, we announced the initiation of a Phase 2 program to evaluate maribavir for the treatment of CMV infections in transplant recipients. The planned program will consist of two independent Phase 2 clinical studies that will include subjects who have asymptomatic CMV, and those who have failed therapy with other anti-CMV agents.

We are also developing VP20621 for the prevention of CDAD. In May 2011, we initiated a Phase 2 dose-ranging clinical study to evaluate the safety, tolerability, and efficacy of VP20621 for prevention of recurrence of CDAD in adults previously treated for CDAD.

On September 30, 2011, we entered into a license agreement for the worldwide rights of Intellect Neurosciences, Inc. (INS) to its clinical stage drug candidate, VP20629, which we expect to develop for the treatment of Friedreich’s Ataxia (FA), a rare, hereditary, progressive neurodegenerative disease. VP20629, or indole-3-propionic acid, is a naturally occurring, small molecule that has potent anti-oxidant properties that can protect against neurodegenerative disease. In a recent Phase 1 safety and tolerability study conducted in the Netherlands, VP20629 was demonstrated to be safe and well tolerated at all dose levels tested. We expect to initiate a phase 1 study by the end of the first half of 2013. We intend to file for Orphan Drug Designation upon review of the phase 2 proof of concept data.

In addition to these programs, we have several other assets in which we may make additional investments. These investments will be limited and dependent on our assessment of the potential future commercial success of or benefits from the asset. These assets include recombinant C1-INH and other compounds.

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

Executive Summary

Since March 31, 2012, we experienced the following:

Business Activities

Cinryze:

•	Shipped approximately 19,000 doses of Cinryze to U.S. specialty pharmacy/specialty distributors (SP/SD’s) and approximately 800 doses to wholesalers in the EU; and

•	On August 6, 2012, FDA approved our Prior Approval Supplement for industrial scale manufacturing of Cinryze;

C. difficile infection (CDAD):

•

Announced that FDA denied the citizen petition we filed on March 17, 2006, determined the (sNDA) for Vancocin approved December 14, 2011 would not qualify for three years of exclusivity and approved several ANDA’s for generic vancomycin capsules; and

•	Based upon data reported by IMS Health Incorporated, Vancocin branded product had approximately a 14% share of the total vancomycin prescriptions as of June 30, 2012;

CMV:

•	Announced the initiation of a Phase 2 program to evaluate maribavir for the treatment of CMV infections in transplant recipients;

Financial Results

•	Increased net sales of Cinryze to $76.6 million as compared to $62.5 million in the second quarter of 2011;

•	Net sales of Vancocin decreased to $15.9 million from $65.2 million in the second quarter of 2011;

•	Generated net sales of approximately $3.8 million in Europe; and

•	Reported net loss of $4.2 million in the second quarter of 2012;

Liquidity

•	Generated net cash from operations of $74.9 million;

•	Ended the second quarter of 2012 with working capital of $424.8 million, which includes cash and cash equivalents of $357.2 million and short-term investments of $114.7 million; and

•	Repurchased approximately 1.1 million shares of our common stock at a cost of approximately $21.5 million, or an average price of $19.90 per share.

During the remainder of 2012 and going forward, we expect to face a number of challenges, which include the following:

The commercial sale of approved pharmaceutical products is subject to risks and uncertainties. There can be no assurance that future sales will meet or exceed the historical rate of sales for the product, for reasons that include, but are not limited to, competition and/or changes in prescribing habits or disease incidence.

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

The FDA also informed us in the same correspondence that the recent supplemental new drug application (sNDA) for Vancocin which was approved on December 14, 2011 would not qualify for three additional years of exclusivity, as the agency interpreted Section 505(v) of the FD&C Act to require a showing of a significant new use (such as a new indication) for an old antibiotic such as Vancocin in order for such old antibiotic to be eligible for a grant of exclusivity. FDA also indicated that it has approved three ANDA’s for generic vancomycin capsules. In June, 2012, FDA approved a fourth ANDA for generic vancomycin capsules.

The approval of generic copies of Vancocin has and will continue to adversely impact our revenues, operating results and cash flows during the remainder of 2012 and in future periods. We tested the Vancocin intangible assets for impairment as of March 31, 2012. There was no impairment to these intangible assets as of March 31, 2012. Vancocin will continue to be utilized and sold as a branded drug product and we are selling an authorized generic version of Vancocin in competition with generics of other companies that have entered the market. There have been no events during the quarter ended June 30, 2012 that would indicate we must re-test these assets for impairment. However, should future events occur that may cause further reductions in revenue or operating results we may be required to test the recoverability of these assets and may incur an impairment.

In addition, we have received a notification that the Federal Trade Commission (FTC) is conducting an investigation into whether we engaged in unfair methods of competition with respect to Vancocin. The existence of an investigation does not indicate that the FTC has concluded that we have violated the law and we do not believe that we have engaged in unfair methods of competition with respect to Vancocin. We intend to cooperate with the FTC investigation; however, at this time we cannot assess potential outcomes of this investigation.

The FDA approved Cinryze for routine prophylaxis against angioedema attacks in adolescent and adult patients with hereditary angioedema on October 10, 2008. Cinryze became commercially available for routine prophylaxis against HAE in December 2008. The commercial success of Cinryze depends on several factors, including: the number of patients with HAE that may be treated with Cinryze; manufacturing or supply interruptions and capacity which could impair our ability to acquire an adequate supply of Cinryze to meet demand for the product; our ability to maintain manufacturing capabilities in the capacities and timeframes currently anticipated; acceptance by physicians and patients of Cinryze as a safe and effective treatment; our ability to effectively market and distribute Cinryze in the United States; cost effectiveness of HAE treatment using Cinryze; relative convenience and ease of administration of Cinryze; potential advantages of Cinryze over alternative treatments; the timing of the approval of competitive products including another C1 esterase inhibitor for the acute treatment of HAE; the market acceptance of competing approved products such as Berinert; patients’ ability to obtain sufficient coverage or reimbursement by third-party payors; variations in dosing arising from physician preferences and patient compliance; and sufficient supply and reasonable pricing of raw materials necessary to manufacture Cinryze. In addition, our ability to develop life cycle management plans for Cinryze, including designing and commencing clinical studies for additional indications and pursuing regulatory approvals in additional indications or territories will impact our ability to generate future revenues from Cinryze. In Europe, the European Commission has granted us Centralized Marketing Authorization for Cinryze in adults and adolescents with HAE for routine prevention, pre-procedure prevention and acute treatment of angioedema attacks. The approval also includes a self administration option for appropriately trained patients.

Since the first quarter of 2012, Cinryze inventory in the channel has been below normal levels. However, on August 6, 2012, FDA approved our supplement to the Cinryze Biologics License Application (BLA) for industrial scale manufacturing which increases our manufacturing capacity of Cinryze. We expect vials previously produced on this industrial scale line to enter into the trade during the third quarter of 2012.

The licensing and availability of Buccolam follows its central approval in the European Union through the Pediatric Use Marketing Authorization (PUMA) in the fourth quarter of 2011. Buccolam is the first product approved using a PUMA, which is a type of centralized marketing authorization procedure requested for medicines already authorized but no longer covered by intellectual property rights and exclusively developed for use in children. In most European markets, the key competitors for Buccolam are typically either availably generically or are used off label. There are a number of potential future competitors in the same or similar medical areas.

The commercial success of Cinryze and Buccolam in Europe will depend on a number of factors, including the impact of the loss of orphan designation on Cinryze, market acceptance of each of the products and our ability to manufacture sufficient quantities of product to meet patient needs.

In March 2010, President Obama signed into law the Patient Protection and Affordable Care Act (PPACA), which was amended by the Health Care and Education Reconciliation Act of 2010. PPACA, as amended, is a sweeping measure intended to expand healthcare coverage within the United States, primarily through the imposition of health insurance mandates on employers and individuals and expansion of the Medicaid program. Several provisions of the new law, which have varying effective dates, will affect us. We continue to evaluate PPACA to determine not only the immediate effects on our business, but also the trends and changes that may be encouraged by the legislation that may potentially impact our business over time.

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

We are currently undertaking studies on the viability of subcutaneous administration of Cinryze. In May 2011, Halozyme Therapeutics (Halozyme) granted us an exclusive worldwide license to use Halozyme’s proprietary Enhanze™ technology, a proprietary drug delivery platform using Halozyme’s recombinant human hyaluronidase enzyme (rHuPH20) technology, in combination with a C1 esterase inhibitor which we intend to apply initially to develop a subcutaneous formulation of Cinryze for routine prophylaxis against attacks of HAE. In the first quarter of 2012, we completed a Phase 2 study to evaluate the safety, and pharmacokinetics and pharmacodynamics of subcutaneous administration of Cinryze in combination with rHuPH20 and announced the presentation of positive data.

On August 1, 2012 we were notified by the Center for Biologics Evaluation and Research (CBER) division of the FDA that studies of the combination of Cinryze and rHuPH20 were being placed on temporary clinical hold. Halozyme informed us that they must provide results from additional pre-clinical studies to CBER before clinical investigations in combination with rHuPH20 can resume. FDA stated that the issues are not specific to Cinryze and that we could continue to evaluate subcutaneous administration of Cinryze without rHuPH20.

In light of this FDA action, we are preparing to commence a Phase 2 study that will evaluate the safety and efficacy of two different doses of the subcutaneous administration of Cinryze as a standalone therapy for which we received FDA clearance in 2011 of our Investigational New Drug (IND) application and the related Phase 2 clinical protocol to study subcutaneous administration of Cinryze without rHuPH20.

Additionally, we are working on developing our C1 esterase inhibitor in further therapeutic uses and potential additional indications in other C1 mediated diseases, as well as in alternative modes of administration. We intend to conduct ViroPharma sponsored studies and investigator-initiated studies (IIS) to identify further therapeutic uses and potentially expand the labeled indication for Cinryze to include other C1 mediated diseases, such as Antibody-Mediated Rejection (AMR) and Delayed Graft Function (DGF).

We are also undertaking studies to identify additional therapeutic uses and potentially expand the labeled indication for Cinryze to include other C1 mediated diseases, such as AMR and DGF. In addition, we are also developing VP20621 for the treatment and prevention of CDAD, and in May 2011 we initiated a Phase 2 dose-ranging clinical study. We anticipate that we will commence pre-clinical and clinical studies with VP20629 for the treatment of Friedreich’s Ataxia. There can be no assurance that our clinical programs with Cinryze, VP20621 and VP20629 will yield positive results or support further development. There can also be no assurance that the OBS development efforts at Meritage will yield positive results or support further development. During the second quarter 2012, we announced the initiation of a Phase 2 program to evaluate maribavir for the treatment of CMV infections in transplant recipients. The planned program will consist of two independent Phase 2 clinical studies, one that will include subjects who have asymptomatic CMV, and one in subjects who have failed therapy with other anti-CMV agents. There can be no assurance that our clinical program with maribavir will yield positive results or support further development as we were not successful in previous studies to prevent CMV disease in transplant patients.

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

Our actual results could differ materially from those results expressed in, or implied by, our expectations and assumptions described in this Quarterly Report on Form 10-Q. The risks described in this report, our Form 10-Q for the quarter ended June 30, 2012, are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. Please also see our discussion of the “Risk Factors” as described in our Form 10-Q for the Quarter ended March 31, 2012 and our Form 10-K for the year ended December 31, 2011 in Item 1A, which describe other important matters relating to our business.

Results of Operations

Three and Six Months Ended June 30, 2012 and 2011

(in thousands, except per share data)	For the three months ended June 30,		For the six months ended June 30,
	2012	2011	2012	2011
Net product sales	$94,639	$128,808	$230,439	$255,843
Cost of sales (excluding amortization of product rights)	$24,721	$21,309	$56,799	$40,179
Operating income	$2,769	$42,308	$42,906	$102,366
Net income (loss)	$(4,203)	$22,796	$15,788	$59,242
Net income (loss) per share:
Basic	$(0.06)	$0.30	$0.23	$0.77
Diluted	$(0.06)	$0.28	$0.22	$0.70

The $2.8 million in operating income for the three months ended June 30, 2012 decreased $39.5 million as compared to the same period in 2011. The decrease in operating income is driven primarily by the following: a decrease in net sales of $34.2 million period over period due to lower Vancocin revenues as a result of the entrance of generic vancomycin and the relative increase in the sales of our branded Vancocin into lower priced governmental programs; an increase of $3.4 million in cost of sales due to the mix effect of increased Cinryze volume coupled with reduced Vancocin volume and the royalty due to Genzyme for sales of Vancocin (including branded and authorized generic sales) and reduced margins from authorized generic vancomycin sales; and, an increase of $8.8 million in selling, general and administrative expenses primarily related to the growth of our global organization and our European commercialization efforts. Operating income in the prior period was impacted by the payment of a $9.0 million upfront fee related to our license arrangement with Halozyme paid in the second quarter of 2011, partially offset by increased spending associated with our Cinryze programs, our Phase 2 study of subcutaneous administration of Cinryze in combination with rHuPH20, our VP20621 development and the costs associated with a Phase 2 program to evaluate maribavir for the treatment of CMV infections in transplant recipients during the second quarter of 2012. As a result, research and development expenses were $3.8 million less in the second quarter of 2012 as compared to the same period in 2011.

The $42.9 million in operating income for the six months ended June 30, 2012 decreased $59.5 million compared to the same period in 2011. The primary drivers of this were lower net sales of $25.4 million due to lower Vancocin revenues; increased cost of sales of $16.6 million due to increased Cinryze volume; and increased selling, general and administrative expenses of $18.7 million due to our European commercialization efforts and the growth of our global organization.

We sell Diamorphine in the UK, primarily to hospitals, through approved wholesalers. We began commercial sales of Cinryze and Buccolam in Europe during the fourth quarter of 2011. The revenues and operating income from these sales are not material to our consolidated revenues and operating income for 2012 or 2011.

Revenues

Revenues consisted of the following:

(in thousands)	For the three months ended June 30,		For the six months ended June 30,
	2012	2011	2012	2011
Net product sales
Cinryze	$76,642	$62,459	$144,805	$119,048
Vancocin	15,908	65,191	82,078	134,474
Other	2,089	1,158	3,556	2,321

Total revenues	$94,639	$128,808	$230,439	$255,843

Net product sales

On April 9, 2012, we announced the FDA denied the citizen petition we filed on March 17, 2006 related to the FDA’s proposed in vitro method for determining bioequivalence of abbreviated new drug applications (ANDAs) referencing Vancocin (vancomycin hydrochloride, USP) capsules. FDA also indicated that it is approving three ANDA’s for generic vancomycin capsules. In June 2012, FDA approved a fourth ANDA.

Pursuant to the terms of a previously entered distribution agreement, we granted a third party a license under our NDA for Vancocin® (vancomycin hydrochloride capsules, USP) to distribute and sell vancomycin hydrochloride capsules as an authorized generic product. We also continue to sell branded Vancocin. We are also obligated to pay Genzyme royalties of 10 percent, 10 percent and 16 percent of net sales of Vancocin for the three year period following the approval of the sNDA as well as a lower royalty on sales of our authorized generic version of Vancocin in connection with our purchase of exclusive rights to two studies of Vancocin.

The approval of generic copies of Vancocin has and will continue to adversely impact our sales of our Vancocin brand prescription products and have a negative impact on our financial condition and results of operations, including causing a significant decrease in our revenues, operating income and cash flows compared to historical levels.

In the US, we sell Cinryze to specialty pharmacy/specialty distributors (SP/SD’s) who then distribute to physicians, hospitals and patients, among others. In Europe, we sell Cinryze to wholesalers who then distribute the product principally to pharmacies and hospitals. We continue to work to expand our manufacturing capacity to ensure the availability of Cinryze to meet growing patient needs and believe our efforts will allow us to continue to meet this growing patient demand for the foreseeable future. In order to meet anticipated longer term demand, we submitted to the FDA a Prior Approval Supplement (PAS) in the second quarter of 2010. The PAS involves a larger scale manufacturing project to significantly increase the Cinryze production capabilities at Sanquin. In October 2010, the FDA issued a complete response letter regarding the Cinryze industrial scale manufacturing expansion activities. In the complete response letter the FDA has requested additional information related to observations from the pre-approval inspection and review of the technical processes. In February 2012, the FDA issued a second complete response letter which included three comments related to a portion of the cleaning validation for industrial scale manufacturing. On August 6, 2012, FDA approved our PAS to the Cinryze Biologics License Application (BLA) for industrial scale manufacturing which increases our manufacturing capacity of Cinryze.

Since the first quarter of 2012, Cinryze inventory in the channel has been below normal levels. However, with the approval of our PAS we expect vials previously produced on this industrial scale line to enter into the trade during the third quarter of 2012.

Our net sales of Cinryze during the three and six months ended June 30, 2012 increased 22.7% and 21.6%, respectively, over the same periods in the prior year due to increased volume arising from an increased number of patients treated with Cinryze in the U.S. Also affecting the increase was approximately $1.2 million and $1.7 million of the Cinryze revenue in the EU during the three and six months ended June 30, 2012, respectively. We had no European Cinryze revenue during the three and six months ended June 30, 2011.

During the three month period ended June 30, 2012, net sales of Vancocin decreased 75.6% compared to the same period in 2011 due to the introduction of authorized generic vancomycin. During the six months ended June 30, 2012, net sales of Vancocin decreased 39.0% compared to the same period in 2011 due to the introduction of authorized generic vancomycin.

Based upon data reported by IMS Health Incorporated, Vancocin branded product had approximately a 14% share of the total vancomycin prescriptions as of June 30, 2012.

We receive inventory data from our three largest wholesalers through our fee for service agreements and our two SP/SD’s through service agreements. We do not independently verify this data. Based on this inventory data and our estimates, we believe that for the three and six months ended June 30, 2012, the wholesalers and SP/SD’s did not have excess channel inventory of our products.

Cost of sales (excluding amortization of product rights)

Cost of sales increased for the three months ended June 30, 2012 as compared to the three months ended June 30, 2011 by $3.4 million and increased for the six months ended June 30, 2012 by $16.6 million compared to the six months ended June 30, 2011. These increases are primarily due to the effect of the shift in product mix from decreased sales of higher margin Vancocin to increased sales of lower margin Cinryze, and the royalty due to Genzyme for Vancocin sales which was not payable in 2011. We anticipate that our cost of sales will remain higher than historical levels due to the introduction of generic vancomycin and the reduction of our sales of Vancocin relative to our Cinryze sales along with the royalty due to Genzyme.

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

Due to advancements in our VP20621 clinical program, our Cinryze life cycle management programs, our study of subcutaneous administration of Cinryze in combination with rHuPH20 and our study of potential alternative development strategies for maribavir, we expect costs in these programs to increase in the future.

Research and development expenses were divided between our research and development programs in the following manner:

(in thousands)	For the three months ended June 30,		For the six months ended June 30,
	2012	2011	2012	2011
Direct – Core programs
Non-toxigenic strain of C. difficle (VP20621)	$2,254	$2,269	$5,008	$4,169
Cinryze & C1 esterase inhibitor	4,863	11,123	9,262	13,344
VP-20629	251	—	263	—
CMV	1,712	80	2,446	261
Direct – Other Assets
Plenadren	358	—	434	—
Vancocin	40	49	50	50
New Initiatives	576	700	1,319	1,181
Other assets	140	221	306	317
Indirect
Development	6,427	5,975	12,932	11,521

Total	$16,621	$20,417	$32,020	$30,843

Direct Expenses—Core Development Programs

The costs of VP20621 in the three and six months ended June 30, 2012 remained flat compared to the same periods in 2011 due to the cost of our Phase 2 clinical trial initiated during the second quarter of 2011, while the three and six months in 2011 reflect the costs associated with our Phase 1 clinical trial.

Our costs associated with our Cinryze program decreased during the three and six months ended June 30, 2012, as the costs associated with our Phase 2 study of subcutaneous administration of Cinryze in combination with rHuPH20 and the continuation of our life cycle programs was offset by the $9.0 million upfront payment we made in the second quarter of 2011 related to our entering into a license with Halozyme for the development of subcutaneous administration of Cinryze in combination with rHuPH20 for routine prophylaxis against attacks of HAE. On August 1, 2012 we were notified by the CBER division of the FDA that studies of the combination of Cinryze and rHuPH20 were being placed on temporary clinical hold. In light of this FDA action, we are preparing to commence a Phase 2 study that will evaluate the safety and efficacy of two different doses of the subcutaneous administration of Cinryze as a standalone therapy for which we received FDA clearance in 2011 of our Investigational New Drug (IND) application and the related Phase 2 clinical protocol to study subcutaneous administration of Cinryze without rHuPH20. As such we anticipate that costs associated with our Cinryze program to increase in future periods.

Our direct expenses related to our CMV program increased in the three and six months ended June 30, 2012 compared to the same periods in 2011 as we initiated two Phase 2 clinical studies to evaluate maribavir for the treatment of CMV infections in transplant recipients.

Direct Expenses—Other Assets

Our costs related to New Initiatives represent expenses associated with our evaluation of a recombinant C1-INH technology, spending under our collaboration agreement with Sanquin supporting their early stage research programs. The Plenadren costs incurred during the 2012 periods are primarily related to our open label trial.

Anticipated fluctuations in future direct expenses are discussed under “Liquidity – Development Programs.”

Indirect Expenses

These costs primarily relate to the compensation of and overhead attributable to our development team.

Selling, general and administrative expenses

Selling, general and administrative expenses (SG&A) increased for the three months ended June 30, 2012 by $8.8 million compared to the same period in the prior year primarily due to increases in compensation expense and employee cost of $5.6 million and increased corporate cost of $1.9 million. For the six months ended June 30, 2012, SG&A increased $18.7 million compared to the same period in 2011 primarily driven by increased compensation expense and employee cost of $11.3 million, increased marketing expenses of $1.5 million and increased corporate cost of $3.9 million.

Our European commercialization efforts and the growth of our global organization are predominant reasons for the overall increase in SG&A in both periods. We anticipate that our SG&A spending will continue to increase in future periods as we continue our commercialization and expansion efforts outside the United States.

Intangible amortization

Intangible amortization for the three and six months ended June 30, 2012 were $8.8 million and $17.6 million, respectively, as compared to $7.2 million and $16.1 million, respectively, for the same periods in 2011. The increase is due to the amortization of our Buccolam and Plenadren assets during the 2012 periods.

Other operating expenses

The change during the three and six months ended June 30, 2012 compared to the same periods during 2011 is primarily due to the charges to income resulting from the re-measurement of the fair values of the contingent consideration liabilities incurred as part of our acquisitions. Also included in other operating expenses for the three and six month periods ended June 30, 2011 are approximately $3.4 million of costs associated with the funding of Cinryze manufacturing enhancements at Sanquin.

Other Income (Expense)

Interest Income

Interest income for three and six months ended June 30, 2012 and 2011 was $0.1 million and $0.2 million and $0.3 million and $0.4 million, respectively.

Interest Expense

	For the three months ended June 30,		For the six months ended June 30,
(in thousands)	2012	2011	2012	2011
Interest expense	$1,207	$1,025	$2,408	$2,050
Amortization of debt discount	2,077	1,944	4,088	3,779
Amortization of finance costs	234	97	469	194

Total interest expense	$3,518	$3,066	$6,965	$6,023

Interest expense during the first six months of 2012 consists of interest on our senior convertible notes and also commitment fees on the unused credit facility while the first six months of 2011 consists of only interest on our senior convertible notes. The amortization of debt discount relates solely to the senior convertible notes in all periods and the amortization of finance costs during the three and six months ended June 30, 2012 relates to the amortization of debt issue cost on both the senior convertible notes and the $200 million credit facility while the amount in the three and six months ended June 30, 2011 relates solely to the senior convertible notes.

Other income (expense), net

Our other income (expense), net, includes foreign exchange gains and losses in the three and six month periods ended June 30, 2012 and 2011. Additionally, the three and six months ended June 30, 2012 includes approximately $0.6 million and $1.7 million, respectively, of amortization expense of the deferred asset related to the Meritage transaction.

Income Tax Expense

Our income tax expense (benefit) was ($1.2) million and $16.9 million for the quarters ended June 30, 2012 and 2011, respectively and $16.9 million and $40.8 million for the six months ended June 30, 2012 and June 30, 2011, respectively. Our income tax expense includes federal, state and foreign income taxes at statutory rates and the effects of various permanent differences.

Our effective tax rates for the six months ended June 30, 2012 and June 30, 2011, were 51.7% and 40.8%, respectively.

The effective tax rates for the six month periods ended June 30, 2012 and 2011 are higher than the statutory U.S. tax rate due to state income taxes, certain share-based compensation that is not tax deductible and an increase in the fair value of contingent consideration that is also not deductible for tax purposes. In addition, the effective tax rate for the six months ended June 30, 2012 is higher than the statutory U.S. tax rate due to foreign losses on which no tax benefit is provided or on which the tax benefit is less than the U.S. statutory tax rate and non-deductible amortization expense. These increases to the effective tax rate are partially offset by tax benefits related to orphan drug credits, manufacturing deductions and charitable contributions. Tax expense (benefit) for the quarters ended June 30, 2012 and 2011are a combination of the six month effective tax rate and adjustments for changes in the effective tax rate from the prior quarter.

We anticipate that our effective tax rate will continue to be higher than normal in 2012 and to vary based on the operating results of each legal entity and actual permanent differences. Our effective tax rate in future years will depend primarily on our foreign operating results and should decline if our product launches are successful and generate profits.

Our last U.S. tax examination for 2008 concluded in the first quarter of 2011 with no material adjustments. We are currently under examination in a foreign tax jurisdiction and various state income tax returns are also currently under examination. At this time, we do not believe that the results of these examinations will have a material impact on our financial statements.

Liquidity

In the near term, we expect that our sources of revenue will continue to arise from Cinryze product sales. However, there are no assurances that demand for Cinryze will continue to grow or that we will be able to maintain adequate supply of product.

We began the commercial sales of Buccolam and Cinryze in Europe during the fourth quarter of 2011. Although we began commercial sales of Cinryze and Buccolam in Europe during the fourth quarter of 2011, the revenues and operating income from these sales are not material to our consolidated revenues and operating income for 2011 or the first six months of 2012 and there are no assurances that there will be growing demand for products in Europe or we will be successful in our commercialization efforts in Europe or any other territories we have the rights to sell these drug products.

On April 9, 2012, the FDA denied the citizen petition we filed on March 17, 2006 related to the FDA’s proposed in vitro method for determining bioequivalence of abbreviated new drug applications (ANDAs) referencing Vancocin (vancomycin hydrochloride, USP) capsules. The FDA also informed us in the same correspondence that the recent supplemental new drug application (sNDA) for Vancocin which was approved on December 14, 2011 would not qualify for three additional years of exclusivity, as the agency interpreted Section 505(v) of the FD&C Act to require a showing of a significant new use (such as a new indication) for an old antibiotic such as Vancocin in order for such old antibiotic to be eligible for a grant of exclusivity. FDA also indicated that it approved three ANDA’s for generic vancomycin capsules and the companies holding these ANDA approvals indicated that they began shipping generic vancomycin hydrochloride, USP. In June 2012, the FDA approved a fourth ANDA for generic vancomycin capsules.

The approval of generic copies of Vancocin has and will continue to adversely impact our sales of our Vancocin brand prescription products and have a negative impact on our financial condition and results of operations, including causing a significant decrease in our revenues, operating income and cash flows compared to historical levels. The number of generic competitors ultimately approved by the FDA will impact future sales of Vancocin.

Our ability to generate positive cash flow is also impacted by the timing of anticipated events in our Cinryze, VP20621, VP20629, Plenadren and other development programs, including the timing of our expansions into other territories and the costs of our anticipated commercial activities, the scope of the clinical trials required by regulatory authorities, results from clinical trials, the results of our product development efforts, including the OBS development efforts at Meritage and variations from our estimate of future direct and indirect expenses.

The cash flows we have used in operations historically have been applied to research and development activities, marketing and commercial efforts, business development activities, general and administrative expenses, debt service, and income tax payments. Bringing drugs from the preclinical research and development stage through phase 1, phase 2, and phase 3 clinical trials and FDA and/or EMA regulatory approval is a time consuming and expensive process. Because we have product candidates that are currently in the clinical stage of development, there are a variety of events that could occur during the development process that will dictate the course we must take with our drug development efforts and the cost of these efforts. As a result, we cannot reasonably estimate the costs that we will incur through the commercialization of any product candidate. However, our future costs may exceed current costs as we anticipate we will continue to invest in our pipeline, including our initiative to develop VP20621 (non-toxigenic strains of C. difficile), VP20629, any additional studies to identify additional therapeutic uses and expand the labeled indication for Cinryze to potentially include other C1 mediated diseases as well as new modes of administration for Cinryze. Also, we will incur additional costs as we intend to seek to commercialize Cinryze, Buccolam and Plenadren in Europe in countries where we have distribution rights and certain other countries beginning in 2011 as well as conduct studies to identify additional C1 mediated diseases, such as AMR and DGF, which may be of interest for further clinical development.

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

As of June 30, 2012, we have recognized cumulative sales of Cinryze in excess of the $600 million threshold and we will make this CVR payment along with certain other contingent acquisition related payments totaling approximately $92.1 million in the third quarter of 2012. Accordingly, we recorded these liabilities in the second quarter of 2012 with a corresponding increase to goodwill of approximately $86.2 million, net of tax benefits.

The most significant of our near-term operating development cash outflows are as described under “Development Programs” as set forth below.

In March 2010, President Obama signed into law the Patient Protection and Affordable Care Act (PPACA). The PPACA, as amended, will likely increase certain of our costs as well. For example, an increase in the Medicaid rebate rate from 15.1% to 23.1% was effective as of January 1, 2010, and the volume of rebated drugs has been expanded to include beneficiaries in Medicaid managed care organizations, effective as of March 23, 2010. Beginning in 2011, the PPACA also imposes a manufacturer’s fee on the sale of branded Pharmaceuticals (excluding orphan drugs) to specified government programs, expands the 340B drug discount program (excluding orphan drugs), and includes a 50% discount on brand name drugs for Medicare Part D participants in the coverage gap, or “donut hole”. The manufacturing fee was immaterial relative to our 2011 operating income and cash flow and we anticipate it to be immaterial to our 2012 operating income and cash flow. We currently estimate that our cost associated with the Medicare Part D coverage gap for the full year 2012 may be approximately $3 million to $4 million. We continue to evaluate PPACA to determine not only the immediate effects on our business, but also the trends and changes that may be encouraged by the legislation that may potentially impact our business over time.

Capital Resources

While we anticipate that cash flows from Cinryze, our current cash, cash equivalents and short-term investments (collectively referred to as our cash) and revolving credit facility should allow us to fund our ongoing development and operating costs, as well as our interest payments and future milestone payments or acquisition costs, we may need additional financing in order to expand our product portfolio. At June 30, 2012, we had cash, cash equivalents and short-term investments of $471.9 million. Short-term investments consist of high quality fixed income securities with remaining maturities of greater than three months at the date of purchase and high quality debt securities or obligation of departments or agencies of the United States. At June 30, 2012, the annualized weighted average nominal interest rate on our short-term investments was 0.44% and the weighted average length to maturity was 13.1 months. At June 30, 2012, we also had $200 million available under our revolving credit agreement. As of the date of this filing, we have not drawn any amounts under the Credit Facility and are in compliance with our covenants. However, because of the negative impact of approval of generic vancomycin on our operating results and the resulting effect on certain covenants, the availability under the facility may be limited at times.

At June 30, 2012, approximately $197.0 million of our cash and availability under the credit agreement is subject to the minimum liquidity covenant, as defined in our credit agreement.

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

Overall Cash Flows

During the six months ended June 30, 2012, we generated $74.9 million of net cash from operating activities, primarily from our net income after adjustments for non-cash items, and the net decrease in accounts receivable and inventories. Cash provided by investing activities of $12.1 million resulted primarily from maturities of short-term investments, net of investment purchases. Our net cash used in financing activities for the six months ended June 30, 2012 was $60.7 million which relates to the common stock repurchases under our share repurchase program net of proceeds and excess tax benefits from stock option exercises. During the six months ended June 30, 2011, we generated $68.5 million of net cash from operating activities, primarily from our net income after adjustments for non-cash items partly offset by our net increase in working capital. We used $59.6 million of cash from investing activities mainly in the purchase of short-term investments, net of investment maturities. Our net cash used in financing activities for the six months ended June 30, 2011 was $45.9 million which relates to the common stock repurchase arrangement entered into during the quarter under our share repurchase program net of proceeds from stock option exercises.

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

Core Development Programs

Cinryze—We acquired Cinryze in October 2008 and through June 30, 2012 have spent approximately $52.1 million in direct research and development costs related to Cinryze since acquisition. During 2012, we continue to expect research and development costs related to Cinryze to increase as we complete our Phase 4 commitment and evaluate additional indications, formulations and territories including our efforts on the C1 esterase inhibitor/rHuPH20 combination sub-subcutaneous formulation, AMR and DGF. We are solely responsible for the costs of Cinryze development. In the first quarter of 2012, we completed a Phase 2 study to evaluate the safety, and pharmacokinetics and pharmacodynamics of subcutaneous administration of Cinryze in combination with rHuPH20 and announced the presentation of positive data. On August 1, 2012 we were notified by the CBER division of the FDA that studies of the combination of Cinryze and rHuPH20 were being placed on temporary clinical hold. In light of this FDA action, we are preparing to commence a Phase 2 study that will evaluate the safety and efficacy of two different doses of the subcutaneous administration of Cinryze as a standalone therapy for which we received FDA clearance in 2011 of our Investigational New Drug (IND) application and the related Phase 2 clinical protocol to study subcutaneous administration of Cinryze without rHuPH20. As such we anticipate that costs associated with our Cinryze program to increase in future periods.

VP20621—We acquired VP20621 in February 2006 and through June 30, 2012 have spent approximately $36.6 million in direct research and development costs. For the remainder of 2012, we expect our research and development activities related to VP20621 to increase as we continue our development program and in May 2011, we initiated a Phase 2 dose-ranging clinical study to evaluate the safety, tolerability, and efficacy of VP 20621 for prevention of recurrence of CDAD in adults previously treated for CDAD. We are solely responsible for the costs of VP20621 development.

VP20629— On September 30, 2011, we entered into a license agreement for the worldwide rights of Intellect Neurosciences, Inc. (INS) to its clinical stage drug candidate, VP20629, being developed for the treatment of Friedreich’s Ataxia (FA), a rare, hereditary, progressive neurodegenerative disease. We expect to initiate a phase 1 study by the end of the first half of 2013. We intend to file for Orphan Drug Designation upon review of the phase 2 proof of concept data. Under the terms of the agreement, we have exclusive worldwide rights to develop and commercialize VP20629 for the treatment, management or prevention of any disease or condition covered by Intellect’s patents. We paid INS a $6.5 million up-front licensing fee and may pay additional milestones up to $120 million based upon defined events. We will also pay a tiered royalty of up to a maximum percentage of low teens, based on annual net sales. We are solely responsible for the costs of VP20629 development.

CMV program—We acquired the rights to maribavir in September 2003 and through June 30, 2012 have spent approximately $102.9 million in direct research and development costs. For the remainder of 2012, we expect our research and development activities related to maribavir to increase as in the second quarter of 2012 we announced the initiation of a Phase 2 program to evaluate maribavir for the treatment of CMV infections in transplant recipients. The planned program will consist of two independent Phase 2 clinical studies that will include subjects who have asymptomatic CMV, and those who have failed therapy with other anti-CMV agents.

Other Assets

Vancocin—We acquired Vancocin in November 2004 and through June 30, 2012 have spent approximately $3.2 million in direct research and development costs related to Vancocin activities since acquisition. As a result of the FDA approval of generic versions of oral vancomycin, we do not anticipate any future research and development expenses related to Vancocin.

In addition to the programs described above, we have several other assets in which we may make additional investments. These investments will be dependent on our assessment of the potential future commercial success of or benefits from the asset. We will continue to incur costs associated with our other development assets for direct research and development costs for medicinal products which will address unmet medical needs such as our current evaluation of a recombinant C1-INH technology which may be included in future clinical studies. The cost of our efforts regarding a recombinant C1-INH technology may increase in the future.

Business Development Activities

On December 22, 2011, we entered into an exclusive development and option agreement with Meritage Pharma, Inc. (Meritage) , a private company based in San Diego, CA focused on developing oral budesonide suspension (OBS) as a treatment for eosinophilic esophagitis (EoE). We have an exclusive option to acquire Meritage, at our sole discretion, by providing written notice at any time during the period from December 22, 2011 to and including the date that is the earlier of (a) the date that is 30 business days after the later of (i) the receipt of the final study data for the Phase 2 study and (ii) identification of an acceptable clinical end point definition for a pivotal induction study agreed to by the FDA. As consideration for the option, we paid an initial $7.5 million.

In June, 2012, Meritage completed the delivery of all the documents and notifications needed to satisfy the conditions of the First Option Milestone, as defined in the agreement. As a result of achieving this milestone they are due a $5.0 million milestone payment, which will be paid in the third quarter of 2012. Accordingly, in the second quarter of 2012, we recorded this liability and increased the carrying value of our cost method investment. We retain the option to provide Meritage up to an additional $7.5 million for the development of OBS. Meritage will utilize the funding to conduct additional Phase 2 clinical assessment of OBS. If we exercise our option to acquire Meritage, we have agreed to pay $69.9 million for all of the outstanding capital stock of Meritage. Meritage stockholders could also receive additional payments of up to $175 million, upon the achievement of certain clinical and regulatory milestones.

On November 15, 2011, we acquired a 100% ownership interest in DuoCort Pharma AB (DuoCort), a private company based in Helsingborg, Sweden focused on improving glucocorticoid replacement therapy for treatment of adrenal insufficiency (AI). We paid approximately 213 million Swedish Krona (SEK) or approximately $32.1 million in upfront consideration. We have also agreed to make additional payments ranging from SEK 240 million up to SEK 860 million or approximately $34 million to $122 million, contingent on the achievement of certain milestones. Up to SEK 160 million or approximately $23 million of the contingent payments relate to specific regulatory milestones; and up to SEK 700 million or approximately $99 million of the contingent payments are related to commercial milestones based on the success of the product.

On September 30, 2011, we entered into a license agreement for the worldwide rights of Intellect Neurosciences, Inc. (INS) to its clinical stage drug candidate, VP20629, being developed for the treatment of Friedreich’s Ataxia (FA), a rare, hereditary, progressive neurodegenerative disease. We paid INS a $6.5 million up-front licensing fee and may pay additional milestones up to $120 million based upon defined events. We will also pay a tiered royalty of up to a maximum percentage of low teens, based on annual net sales. We are solely responsible for the costs of VP20629 development.

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

During the first six months of 2012, through open market purchases, we reacquired approximately 2.7 million shares at a cost of approximately $71.5 million or an average price of $26.61 per share.

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

As of June 30, 2012 senior convertible notes representing $205.0 million of principal debt are outstanding with a carrying value of $157.5 million and a fair value of approximately $298.2 million, based on the level 2 valuation hierarchy of the fair value measurements standard.

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

Concurrent with the issuance of the senior convertible notes, we entered into privately-negotiated transactions, comprised of purchased call options and warrants sold, to reduce the potential dilution of our common stock upon conversion of the senior convertible notes. The transactions, taken together, have the effect of increasing the initial conversion price to $24.92 per share. The cost of the transactions was $23.3 million.

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

As a result of the above negotiated sale and purchase transactions, we are now entitled to receive approximately 10.87 million shares of our common stock at $18.87 from the call option holders and if the market price of ViroPharma common stock at the time of exercise of the sold warrants exceeds the strike price of the sold warrants ($24.92), will owe the counterparties an aggregate of approximately 10.87 million shares of ViroPharma common stock, which correlates to $205 million of convertible notes outstanding.

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

The senior convertible notes were convertible into shares of our common stock during the second quarter of 2012 at the election of the holders as the last reported sale price of our common stock for the 20 or more trading days in the 30 consecutive trading days ending on March 30, 2012 exceeded 130% of the conversion price, $18.87 per share, in effect on March 30, 2012. No notes were converted during the second quarter and the notes are not convertible during the third quarter of 2012 as none of the contingent conversion criteria described above was met as of June 30, 2012.

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

At June 30, 2012, approximately $197.0 million of our cash and availability under the credit agreement is subject to the minimum liquidity covenant (iv), described above.

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

Contractual Obligations

We have commitments to purchase a minimum number of liters of plasma per year through 2016 from our supplier. Additionally, we are required to purchase a minimum number of units from our third party toll manufacturers. The total minimum purchase commitments for these continuing arrangements as of June 30, 2012 are approximately $268.4 million.

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

Our summary of significant accounting policies is described in Note 2 to our Consolidated Financial Statements contained in our Annual Report on Form 10-K for the year ended December 31, 2011. However, we consider the following policies and estimates to be the most critical in understanding the more complex judgments that are involved in preparing our consolidated financial statements and that could impact our results of operations, financial position, and cash flows:

•

Product Sales—Our net sales consist of revenue from sales of our products, Vancocin branded and authorized generic product, Cinryze, Buccolam and Diamorphine, less estimates for chargebacks, rebates, distribution service fees, returns and losses. We recognize revenue for product sales when title and risk of loss has passed to the customer, which is typically upon delivery to the customer, when estimated provisions for chargebacks, rebates, distribution service fees, returns and losses are reasonably determinable, and when collectability is reasonably assured. Revenue from the launch of a new or significantly unique product may be deferred until estimates can be made for chargebacks, rebates and losses and all of the above conditions are met and when the product has achieved market acceptance, which is typically based on dispensed prescription data and other information obtained during the period following launch.

At the end of each reporting period we analyze our estimated channel inventory and we defer recognition of revenue on a product that has been delivered if we believe that channel inventory at a period end is in excess of ordinary business needs. Further, if we believe channel inventory levels are increasing without a reasonably correlating increase in prescription demand, we proactively delay the processing of wholesaler orders until these levels are reduced.

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

Product return accruals are estimated based on Vancocin’s history of damage and product expiration returns and are recorded in the period in which we record the sale of revenue. There is a no returns policy with sales of generic Vancocin to our distributor and Cinryze has a no returns policy.

In April 2012, we began selling an authorized generic version of our prescription Vancocin capsules under a supply agreement with a distributor. The distributor has agreed to purchase all of its authorized generic product requirements from us and pay a specified invoice supply price for such products. We are also entitled to receive a percentage of the gross margin on net sales of the authorized generic products sold by the distributor. We recognize revenue from shipments to the distributor at the invoice supply price along with our percentage of the gross margin on net sales of the authorized generic products sold by the distributor when the distributor reports to us its gross margin on net sales of the products and our portion thereof. Any adjustments to the net sales previously reported to us related to the distributor’s estimated sales discounts and other deductions are recognized in the period the distributor reports the adjustments to us.

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

On April 9, 2012, FDA denied the citizen petition we filed on March 17, 2006 related to the FDA’s proposed in vitro method for determining bioequivalence of abbreviated new drug applications (ANDAs) referencing Vancocin (vancomycin hydrochloride, USP) Capsules. The FDA also informed us in the same correspondence that the recent supplemental new drug application (sNDA) for Vancocin approved December 14, 2011 would not qualify for three additional years of exclusivity based on the agency’s assertion that in order for an sNDA for an old antibiotic such as Vancocin to be eligible for a grant of exclusivity, it must be a significant new use or indication. FDA also indicated that it approved three ANDA’s for generic vancomycin capsules. In June 2012, FDA approved a fourth ANDA for generic vancomycin capsules.

We have begun shipping authorized generic vancomycin hydrochloride, USP, in addition to continuing the sales of Vancocin. However, the approval of generic copies of Vancocin will materially impact our revenues, operating results and cash flows. We tested the Vancocin intangible assets for impairment as of March 31, 2012. There was no impairment of these intangible assets as of March 31, 2012. Vancocin will continue to be utilized and sold as a branded drug product and we are selling an authorized generic version of Vancocin along with generics of other companies that have entered the market. There have been no events since March 31, 2012 that would indicate we must re-test these assets for impairment. However, should future events occur that may cause further reductions in revenue we may be required to test the recoverability of these assets and may an incur impairment.

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

Our holdings of financial instruments are primarily comprised of money market funds holding only U.S. government securities and fixed income securities, including a mix of corporate debt and government securities. All such instruments are classified as securities available for sale. Our debt security portfolio represents funds held temporarily pending use in our business and operations. We manage these funds accordingly. Our primary investment objective is the preservation of principal, while at the same time optimizing the generation of investment income. We seek reasonable assuredness of the safety of principal and market liquidity by investing in cash equivalents (such as Treasury bills and money market funds) and fixed income securities (such as U.S. government and agency securities, municipal securities, taxable municipals, and corporate notes) while at the same time seeking to achieve a favorable rate of return. Our market risk exposure consists principally of exposure to changes in interest rates. Our holdings are also exposed to the risks of changes in the credit quality of issuers. We generally invest in financial instruments with maturities of less than one year. The carrying amount, which approximates fair value based on the Level 1 valuation hierarchy of the fair value measurement standard, and the annualized weighted average nominal interest rate of our investment portfolio at June 30, 2012, was approximately $114.7 million and 0.44%, respectively. The weighted average length to maturity was 13.1 months. A one percent change in the interest rate would have resulted in a $0.3 million impact to interest income for the quarter ended June 30, 2012.

At June 30, 2012, we had principal outstanding of $205.0 million of our senior convertible notes. The senior convertible notes bear interest at a rate of 2% per annum, payable semi-annually in arrears on March 15 and September 15 of each year commencing on September 15, 2007. The senior convertible notes are convertible into shares of our common stock at an initial conversion price of $18.87 per share. The senior convertible notes may only be converted: (i) anytime after December 15, 2016; (ii) during the five business-day period after any five consecutive trading day period (the “measurement period”) in which the price per note for each trading day of that measurement period was less than 98% of the product of the last reported sale price of our common stock and the conversion rate on each such day; (iii) during any calendar quarter (and only during such quarter) after the calendar quarter ending June 30, 2007, if the last reported sale price of our common stock for 20 or more trading days in a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter exceeds 130% of the applicable conversion price in effect on the last trading day of the immediately preceding calendar quarter; or (iv) upon the occurrence of specified corporate events. Upon conversion, holders of the senior convertible notes will receive shares of common stock, subject to our option to irrevocably elect to settle all future conversions in cash up to the principal amount of the senior convertible notes, and shares for any excess. We can irrevocably elect this option at any time on or prior to the 35th scheduled trading day prior to the maturity date of the senior convertible notes. The senior convertible notes may be required to be repaid on the occurrence of certain fundamental changes, as defined in the senior convertible notes. As of June 30, 2012, the fair value of the principal of the $205.0 million convertible senior notes outstanding was approximately $298.2 million, based on the Level 2 valuation hierarchy of the fair value measurements standard. The carrying value of the debt at June 30, 2012 is $157.5 million.

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

The senior convertible notes were convertible into shares of our common stock during the second quarter of 2012 at the election of the holders as the last reported sale price of our common stock for the 20 or more trading days in the 30 consecutive trading days ending on March 30, 2012 exceeded 130% of the conversion price, $18.87 per share, in effect on March 30, 2012. No notes were converted during the second quarter and the notes are not convertible during the third quarter of 2012 as none of the contingent conversion criteria described above was met as of June 30, 2012.

Additionally, if we were to utilize amounts under our revolving credit facility, we could be exposed to interest rate risk.

ITEM 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer, or CEO, and our Chief Financial Officer, or CFO, of the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of June 30, 2012. Based on that evaluation, our management, including our CEO and CFO, concluded that as of June 30, 2012 our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to the Company’s management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the second quarter of 2012, there were no significant changes in our internal control over financial reporting identified in connection with the evaluation of such controls that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

On May 17, 2012, a class action complaint was filed in the United States District Court for the Eastern District of Pennsylvania naming as defendants ViroPharma Incorporated and Vincent J. Milano. The complaint alleges, among other things, possible securities laws violations by the defendants in connection with certain statements made by the defendants related to the Company’s Vancocin product. The defendants believe that the allegations in the class action complaint are without merit and intend to defend the lawsuit vigorously; however, there can be no assurance regarding the ultimate outcome of this lawsuit.

On April 13, 2012, we filed a complaint for declaratory and injunctive relief with the United States District Court for the District of Columbia against the Food and Drug Administration, Margaret A. Hamburg, M.D., in her official capacity as Commissioner of Food and Drug Administration, the United States Department of Health and Human Services, and Kathleen Sebelius, in her official capacity as Secretary of HHS. The complaint seeks to set aside under the Administrative Procedure Act the FDA’s denial of our petition for stay of action and the FDA’s approval of three Abbreviated New Drug Applications for generic versions of Vancocin® (vancomycin hydrochloride) capsules. Concurrent with the filing of the complaint, we filed a motion for a temporary restraining order and/or a preliminary injunction, which the District Court denied on April 23, 2012. Adjudication of the merits of this lawsuit remains pending.

On April 6, 2012, we received a notification that the Federal Trade Commission (FTC) is conducting an investigation into whether we engaged in unfair methods of competition with respect to Vancocin. On August 3, 2012, we received a Civil Investigative Demand from the FTC requesting additional information related to this matter. The existence of an investigation does not indicate that the FTC has concluded that we have violated the law and we do not believe that we have engaged in unfair methods of competition with respect to Vancocin. We intend to cooperate with the FTC investigation; however, at this time we cannot assess potential outcomes of this investigation.

From time to time we are a party to litigation in the ordinary course of our business. We do not believe these matters, even if adversely adjudicated or settled, would have a material adverse effect on our financial condition, results of operations or cash flows.

ITEM 1A.	Risk Factors

We are providing the following information regarding changes that have occurred to previously disclosed risk factors from our Annual Report on Form 10-K for the year ended December 31, 2011. In addition to the other information set forth below and elsewhere in this report, you should carefully consider the factors discussed under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011 and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2012. The risks described in our Quarterly Report on Form 10-Q are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

We currently depend, and will in the future continue to depend, on third parties to manufacture raw, intermediate and finished goods for Vancocin, Cinryze, Buccolam, Plenadren and our product candidates. If these manufacturers fail to meet our requirements and the requirements of regulatory authorities, our future revenues may be materially adversely affected.

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

There are a limited number of manufacturers that operate under cGMPs that are capable of manufacturing our products and product candidates. As such, if we are unable to enter into supply and processing contracts with any of these manufacturers or processors for our development stage product candidates, there may be additional costs and delays in the development and commercialization of these product candidates. For example, Cinryze is a biologic which requires processing steps that are more difficult than those required for most chemical pharmaceuticals and therefore the third party contractors must have additional technical skills and take multiple steps to attempt to control the manufacturing processes.

Problems with these manufacturing processes such as equipment malfunctions, maintenance requirements, facility contamination, labor shortages or other labor problems, raw material shortages, variability in batch yields, contamination, natural disasters, power outages, terrorist activities, or disruptions in the operations of our suppliers and even minor deviations from the normal process, could result in product defects or manufacturing failures that result in lot failures, product recalls, product liability claims and insufficient inventory which could result in our inability to supply product to patients, create opportunities for our competitors and reduce our revenues. In addition, the financial instability of any of our suppliers could result in their inability to meet their contractual obligations to us.

If we are required to find an additional or alternative source of supply, there may be additional costs and delays in the development or commercialization of our product candidates. Additionally, the FDA, the EMA and other regulatory agencies routinely inspect manufacturing facilities before approving a new drug application, or NDA, or biologic application, or BLA, for a drug or biologic manufactured at those sites. If any of our manufacturers, suppliers or processors fails to satisfy regulatory requirements, the approval and eventual commercialization of our products and product candidates may be delayed. For example, in addition to FDA, Sanquin is also subject to the requirements of the European health authorities which may impose on Sanquin obligations relating to facility maintenance and/or equipment modifications that could cause delays in Cinryze production.

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

In connection with several inspections of two facilities maintained by Sanquin, our contract manufacturer for Cinryze, FDA issued notices of observations on FDA Form 483 for each site. Responses to the observations on 483 have been provided to the FDA, however, several of the responses remain the subject of continuing corrective and preventive action procedures. If any of our manufacturers or processors fails to satisfy regulatory requirements, operations at such facility may be halted which could result in our inability to supply product to patients, create opportunities for our competitors and reduce our revenues.

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

Our subcutaneous Cinryze development program is dependent upon Halozyme’s proprietary rHuPH20 enzyme which is an important component of our current development program, and any failure to supply rHuPH20 or regulatory concerns about rHuPH20 could delay the development and commercialization efforts for our subcutaneous Cinryze development program.

Halozyme is responsible for providing its proprietary rHuPH20 enzyme which is an important component of our current development program for subcutaneous administration of Cinryze. If Halozyme, or any applicable third party service provider of Halozyme, encounters difficulties in the manufacture, storage, delivery, fill, finish or packaging of either components of rHuPH20, such difficulties could: (i) cause the delay of clinical trials or otherwise delay or prevent the regulatory approval of subcutaneous Cinryze; and/or (ii) delay or prevent the effective commercialization of subcutaneous Cinryze. Such delays could have a material adverse effect on our business and financial condition. Additionally, Halozyme has partnered rHuPH20 with other companies that are developing combination products for other indications. In the event the FDA or other foreign regulatory agencies refuse or delay approval of product candidates which include rHuPH20 for reasons related to the safety or efficacy of rHuPH20, we may be required to collect additional clinical or animal safety data or to conduct additional clinical or animal safety studies which may cause lengthy delays and increased costs to our subcutaneous Cinryze development program. For example, in August 2012 Baxter announced that the Center for Biologics Evaluation and Research (CBER) of the FDA had issued a complete response letter for Baxter’s HyQ Biologics License Application which includes rHuPH20 for subcutaneous administration in patients with primary immunodeficiency disease. The letter requested additional preclinical data to support the BLA as a result of potential safety concerns. Pending the provision of additional preclinical data sufficient to address the regulatory questions, CBER has requested that patients should no longer be dosed with rHuPH20 in our Cinryze clinical studies that utilize rHuPH20. There can be no assurance that Halozyme will be able to perform the additional pre-clinical studies requested by CBER before clinical investigations of products in combination with rHuPH20 can resume in a timeframe that we expect, or that the results of such preclinical studies will be acceptable to the FDA or EMA to allow us to continue our planned Phase 2 study of subcutaneous administration of Cinryze in combination with rHuPH20, or that we will be able to conduct any additional clinical studies of the subcutaneous administration of Cinryze in combination with rHuPH20. Additionally, in the event we are able to commence additional studies of subcutaneous administration of Cinryze in combination with rHuPH20 there can be no assurance that the issues identified by CBER related to the use of rHuPH20 will not arise at a future time.

If our efforts to commercialize Buccolam or Plenadren in Europe are delayed or are not as successful as we anticipate, our business will be materially harmed.

In September of 2011, the European Commission granted a Centralized Pediatric Use Marketing Authorization (PUMA) for Buccolam, for treatment of prolonged, acute, convulsive seizures in infants, toddlers, children and adolescents, from 3 months to less than 18 years of age. Additionally, in November 2011, we acquired DuoCort Pharma AB (DuoCort), including the product Plenadren, which had recently received European Marketing Authorization. We anticipate commercial launch of Plenadren in the EU in late 2012 or early 2013. The commercial success of BUCCOLAM and Plenadren in the EU will depend on several factors, including the following:

•	the number patients that may be treated with BUCCOLAM and Plenadren;

•	acceptance by physicians and patients of BUCCOLAM and Plenadren as a safe and effective treatment;

•	our ability to effectively market and distribute BUCCOLAM and Plenadren in Europe;

•	cost effectiveness of treatment of epilepsy or other prolonged, acute, convulsive seizures using BUCCOLAM and adrenal insufficiency with Plenadren;

•	relative convenience and ease of administration of BUCCOLAM and Plenadren;

•	potential advantages of BUCCOLAM and Plenadren over alternative treatments;

•	the timing of the approval of competitive products;

•	the timing and levels of pricing approvals that are separately required in each country in Europe; and

•

manufacturing or supply interruptions, including delays in the scale-up of the manufacturing process, which could impair our ability to acquire an adequate supply of BUCCOLAM or Plenadren to meet demand for the products including, without limitation, sufficient supply and reasonable pricing of raw materials necessary to manufacture BUCCOLAM or Plenadren.

If we are not able to continue to successfully commercialize BUCCOLAM and Plenadren in Europe, or are significantly delayed or limited in doing so, we could fail to achieve our estimates for peak year sales for BUCCOLAM and Plenadren and our financial condition, results of operations and liquidity could be materially adversely impacted.

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

•	sufficient supply and reasonable pricing of raw materials necessary to manufacture Cinryze; and,

•	our ability to receive regulatory approvals to market Cinryze in territories outside the United States and Europe in the timeframes we anticipate.

Sales of Cinryze represented approximately 46 percent of our revenue in 2011 and we expect Cinryze will account for an increasing percentage of our future revenues. If we are not able to continue to successfully commercialize Cinryze in the United States and Europe, or are significantly delayed or limited in doing so, we could fail to achieve our estimates for peak year sales for Cinryze, our business, financial condition, results of operations and liquidity could be materially impacted.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Below is a summary of stock repurchases for the three months ended June 30, 2012:

Month	Total Number of Shares Purchased(1)	Average Price Paid per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs (in thousands)
April 1 – April 30	—	$—	—	$130,343
May 1 – May 31	571,304	$19.89	571,304	$118,981
June 1 – June 30	510,503	$19.91	510,503	$108,816

Total	1,081,807	$19.90	1,081,807

(1)	In September 2011, our Board of Directors authorized up to $200.0 million for repurchases of ViroPharma Incorporated’s outstanding shares of common stock or 2% senior convertible notes due 2017. The $200.0 million authorization authorizes management to repurchase shares in the open market, in block transactions, in private transactions or other techniques from time to time, depending on market conditions.

During the first six months of 2012, through open market purchases, we reacquired approximately 2.7 million shares at a cost of approximately $71.5 million or an average price of $26.61 per share.

(2)	The Average Price Paid per Share is based on the price paid per share in the open market. The average price was determined based on the volume weighted-average-price of our stock during the day the repurchases had occurred.

During the period covered by this report, we did not sell any of our equity shares that were not registered under the Securities Act of 1933, as amended.

ITEM 6.	Exhibits

List of Exhibits:

10.1*	Third Amendment to the Agreement for the Purchase and Sale of Blood Plasma dated as of May 22, 2012, by and between ViroPharma Biologics, Inc., a wholly owned subsidiary of ViroPharma Incorporated, and DCI Management Group LLC.

10.2*†	Distribution and Supply Agreement between ViroPharma Incorporated and Prasco, LLC dated November 30, 2007.

10.3*	Amendment No. 1 to Distribution and Supply Agreement between ViroPharma Incorporated and Prasco, LLC dated June 10, 2008.

10.4*†	Amendment No. 2 Distribution and Supply Agreement between ViroPharma Incorporated and Prasco, LLC dated August 18, 2009.

10.5*	Amendment No. 3 Distribution and Supply Agreement between ViroPharma Incorporated and Prasco, LLC dated November 30, 2010.

10.6*	Amendment No. 4 Distribution and Supply Agreement between ViroPharma Incorporated and Prasco, LLC dated November 30, 2011.

31.1*	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial information from this Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2012, formatted in XBRL (Extensible Business Reporting Language) and furnished electronically herewith: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Comprehensive Income (Loss) (iv) the Consolidated Statements of Stockholders’ Equity; (v) the Consolidated Statements of Cash Flows; and, (vi) the Notes to the Consolidated Financial Statements.

*	Filed herewith.
†	Portions of this exhibit were omitted and filed separately with the Secretary of the Commission pursuant to an application for confidential treatment filed with the Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VIROPHARMA INCORPORATED

Date: August 9, 2012	By:	/s/ Vincent J. Milano
Vincent J. Milano
President and Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Charles A. Rowland, Jr.
Charles A. Rowland, Jr.
Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)