Form 10-Q
period 2012-09-30
VIROPHARMA INC
filed 2012-10-25
CIK 946840

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

or

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

Large Accelerated Filer	☒	Accelerated Filer	☐

Non-accelerated Filer		Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Number of shares outstanding of the issuer’s Common Stock, par value $.002 per share, as of October 15, 2012: 65,908,204 shares.

VIROPHARMA INCORPORATED

ViroPharma Incorporated

Consolidated Balance Sheets

(unaudited)

(in thousands, except share and per share data)	September 30, 2012	December 31, 2011
Assets
Current assets:
Cash and cash equivalents	$205,731	$331,352
Short-term investments	97,891	128,478
Accounts receivable	51,056	78,534
Inventory	54,870	60,316
Prepaid expenses and other current assets	19,964	15,459
Prepaid income taxes	12,963	11,737
Deferred income taxes	12,956	10,055

Total current assets	455,431	635,931
Intangible assets, net	625,899	648,659
Property, equipment and building improvements, net	11,068	11,983
Goodwill	96,758	13,184
Debt issue costs, net	2,785	3,488
Deferred income taxes	27,035	11,786
Other assets	22,450	11,766

Total assets	$1,241,426	$1,336,797

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$6,500	$11,339
Contingent consideration	8,042	7,293
Accrued expenses and other current liabilities	92,331	75,983
Income taxes payable	1,602	4,036

Total current liabilities	108,475	98,651
Other non-current liabilities	1,916	1,967
Contingent consideration	16,909	12,896
Deferred tax liability, net	172,259	178,706
Long-term debt	159,633	153,453

Total liabilities	459,192	445,673

Stockholders’ equity:
Preferred stock, par value $0.001 per share. 5,000,000 shares authorized; Series A convertible participating preferred stock; no shares issued and outstanding	—	—
Common stock, par value $0.002 per share. 175,000,000 shares authorized; outstanding 65,866,958 shares at September 30, 2012 and 70,568,501 shares at December 31, 2011	162	159

Treasury shares, at cost. 14,917,981 shares at September 30, 2012 and 9,159,083 shares at December 31, 2011	(321,556)	(169,661)

Additional paid-in capital	780,218	749,519
Accumulated other comprehensive loss	(2,333)	(3,414)
Retained earnings	325,743	314,521

Total stockholders’ equity	782,234	891,124

Total liabilities and stockholders’ equity	$1,241,426	$1,336,797

See accompanying notes to unaudited consolidated financial statements.

ViroPharma Incorporated

Consolidated Statements of Operations

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2012	2011	2012	2011
Revenues:
Net product sales	$91,004	$142,956	$321,444	$398,792
Costs and Expenses:
Cost of sales (excluding amortization of product rights)	21,552	20,115	78,351	60,293
Research and development	16,547	22,927	48,567	53,770
Selling, general and administrative	44,293	31,353	123,337	91,729
Intangible amortization	8,830	7,208	26,444	23,261
Other operating expenses	3,955	10,863	6,010	16,889

Total costs and expenses	95,177	92,466	282,709	245,942

Operating income (loss)	(4,173)	50,490	38,735	152,850
Other Income (Expense):
Interest income	128	121	406	515
Interest expense	(3,529)	(3,142)	(10,494)	(9,165)
Other (expense) income, net	(1,213)	(2,949)	(4,762)	410

Income (loss) before income tax expense (benefit)	(8,787)	44,520	23,885	144,610

Income tax expense (benefit)	(4,220)	16,281	12,663	57,129

Net income (loss)	$(4,567)	$28,239	$11,222	$87,481

Net income (loss) per share:
Basic	$(0.07)	$0.38	$0.16	$1.15
Diluted	$(0.07)	$0.35	$0.16	$1.04

Shares used in computing net income (loss) per share:
Basic	67,606	73,808	69,164	75,871
Diluted	67,606	87,278	72,190	89,242

See accompanying notes to unaudited consolidated financial statements.

ViroPharma Incorporated

Consolidated Statements of Comprehensive Income (Loss)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2012	2011	2012	2011
Net income (loss)	$(4,567)	$28,239	$11,222	$87,481
Other comprehensive income (loss), before tax:

Foreign currency translations adjustments	695	(1,601)	1,060	(649)
Unrealized gain (loss) on available for sale securities
Unrealized holding gain (loss) arising during period	32	(36)	33	15
Income tax expense (benefit)	11	(1)	12	3

Unrealized gain (loss) on available for sale securities, net of tax	21	(35)	21	12

Other comprehensive income (loss), net of tax	716	(1,636)	1,081	(637)

Comprehensive income (loss)	$(3,851)	$26,603	$12,303	$86,844

See accompanying notes to unaudited consolidated financial statements.

ViroPharma Incorporated

Consolidated Statements of Stockholders’ Equity

(unaudited)

	Preferred Stock		Common Stock		Treasury Shares		Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained Earnings	Total stockholders’ equity
(in thousands)	Number of shares	Amount	Number of shares	Amount	Number of shares	Amount
Balance, December 31, 2011	—	$—	70,568	$159	9,159	$(169,661)	$749,519	$(3,414)	$314,521	$891,124
Exercise of common stock options	—	—	1,004	3	—	—	8,666	—	—	8,669
Restricted stock vested	—	—	27	—	—	—	—	—	—	—
Employee stock purchase plan	—	—	27	—	—	—	505	—	—	505
Share-based compensation	—	—	—	—	—	—	16,111	—	—	16,111
Other comprehensive income	—	—	—	—	—	—	—	1,081	—	1,081
Repurchase of shares	—	—	(5,759)	—	5,759	(151,895)	—	—	—	(151,895)
Stock option tax benefits	—	—	—	—	—	—	5,417	—	—	5,417
Net income	—	—	—	—	—	—	—	—	11,222	11,222

Balance, September 30, 2012	—	$—	65,867	$162	14,918	$(321,556)	$780,218	$(2,333)	$325,743	$782,234

See accompanying notes to unaudited consolidated financial statements.

ViroPharma Incorporated

Consolidated Statements of Cash Flows

(unaudited)

	Nine Months Ended
	September 30,
(in thousands)	2012	2011
Cash flows from operating activities:
Net income	$11,222	$87,481
Adjustments to reconcile net income to net cash provided by operating activities:
Non-cash share-based compensation expense	16,111	10,871
Non-cash interest expense	6,882	6,036
Non-cash charge for contingent consideration	3,594	4,663
Non-cash charge for option amortization	2,740	—
Deferred tax provision	(23,409)	(13,132)
Depreciation and amortization expense	28,560	25,058
Impairment charge	—	8,496
Other, net	(847)	3,457
Changes in assets and liabilities:
Accounts receivable	27,327	(25,467)
Inventory	4,799	(9,954)
Prepaid expenses and other current assets	(1,275)	(1,335)
Prepaid income taxes and income taxes payable	2,237	(84)
Other assets	(13,478)	5,921
Accounts payable	(5,125)	2,184
Accrued expenses and other current liabilities	13,306	23,790
Payment of contingent consideration	—	(6,019)
Other non-current liabilities	2,156	(399)

Net cash provided by operating activities	74,800	121,567

Cash flows from investing activities:
Purchase of Lev Pharmaceuticals, Inc.	(91,404)	—
Purchase of Vancocin assets	—	(7,000)
Purchase of property, equipment and building improvements	(1,171)	(2,943)
Purchase of short-term investments	(92,636)	(118,328)
Maturities and sales of short-term investments	121,874	76,058

Net cash used in investing activities	(63,337)	(52,213)

Cash flows from financing activities:
Payment for treasury shares acquired	(151,895)	(148,884)
Payment of financing costs	—	(1,591)
Payment of contingent consideration	—	(9,809)
Net proceeds from issuance of common stock	9,174	4,300
Excess tax benefits from share-based payment arrangements	5,417	1,216

Net cash used in financing activities	(137,304)	(154,768)

Effect of exchange rate changes on cash	220	(765)
Net decrease in cash and cash equivalents	(125,621)	(86,179)

Cash and cash equivalents at beginning of period	331,352	426,732

Cash and cash equivalents at end of period	$205,731	$340,553

See accompanying notes to unaudited consolidated financial statements.

ViroPharma Incorporated

Notes to the Unaudited Consolidated Financial Statements

Note 1. Organization and Business Activities

ViroPharma Incorporated is a global biotechnology company dedicated to the development and commercialization of products that address serious diseases, with a focus on products used by physician specialists or in hospital settings. We intend to grow through sales of our marketed products, through continued development of our product pipeline, through expansion of sales into additional territories outside the United States, through potential acquisition or licensing of products and product candidates and the acquisition of companies. We expect future growth to be driven by sales of Cinryze, both domestically and internationally, sales of Plenadren and Buccolam in Europe, and by our core development programs, including C1 esterase inhibitor, a non-toxigenic strain of C. difficile (VP20621) and maribavir.

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

On November 15, 2011, we acquired a 100% ownership interest in DuoCort Pharma AB (DuoCort), a private company based in Helsingborg, Sweden focused on developing Plenadren® (hydrocortisone, modified release tablet) for treatment of adrenal insufficiency (AI). The acquisition of Plenadren further expands our orphan disease commercial product portfolio. On November 3, 2011, the European Commission (EC) granted European Marketing Authorization for Plenadren, an orphan drug for treatment of adrenal insufficiency in adults, which will bring these patients their first pharmaceutical innovation in over 50 years. We are in the process of launching Plenadren in the various countries in Europe and a named patient program is available to patients in countries in which we have yet to launch Plenadren commercially. We are currently conducting an open label trial with Plenadren in Sweden and will initiate a registry study as a condition of approval in Europe.

ViroPharma Incorporated

Notes to the Unaudited Consolidated Financial Statements – (Continued)

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

Our product development portfolio is primarily focused on the following programs: C1 esterase inhibitor [human], maribavir for cytomegalovirus (CMV) infection, VP20621 (preventing of CDAD) and VP20629 (treatment of Friedreich’s Ataxia).

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

On September 21, 2012 we announced that the FDA provided guidance enabling us to resume clinical studies of the subcutaneous administration of Cinryze in combination with rHuPH20. The FDA informed us that based upon their ongoing assessment, the FDA believes the potential safety signals regarding antibodies to rHuPH20 that were detected in the clinical development program of another company’s product are limited to that specific program. According to Halozyme, the detected antibodies were non-neutralizing and not associated with any clinical adverse events. The FDA has advised us to amend the study protocol, allowing for increased laboratory sampling to monitor rHuPH20 antibody levels, and keep the FDA informed of elevated antibody levels during the treatment phase of the study. We intend to resume our studies of subcutaneous administration of Cinryze in combination with rHuPH20 and we will continue to evaluate the subcutaneous administration of Cinryze as a standalone therapy.

Additionally, we are working on developing our C1 esterase inhibitor in further therapeutic uses and potential additional indications in other C1 mediated diseases, as well as in alternative modes of administration. We intend to support investigator-initiated studies (IIS) to identify further therapeutic uses for Cinryze. We are conducting a clinical trial in Antibody-Mediated Rejection (AMR), another C1 mediated disease, and may conduct clinical studies in additional indications in the future.

During the second quarter 2012, we announced the initiation of a Phase 2 program to evaluate maribavir for the treatment of CMV infections in transplant recipients. The planned program will consist of two independent Phase 2 clinical studies that will include subjects who have asymptomatic CMV, and those who have failed therapy with other anti-CMV agents. During the third quarter of 2012 we presented interim data from the Phase 2 open label clinical study being conducted in Europe evaluating maribavir as a treatment for patients with asymptomatic cases of CMV. Results from this study as well as data from a second Phase 2 open label study of maribavir as a treatment for patients with refractory cases of CMV will periodically be evaluated.

We are also developing VP20621 for the prevention of CDAD. In May 2011, we initiated a Phase 2 dose-ranging clinical study to evaluate the safety, tolerability, and efficacy of VP 20621 for prevention of recurrence of CDAD in adults previously treated for CDAD. We presented interim data from this study during the third quarter of 2012. Based on the interim data, we will stop enrolling patients in December 2012 and anticipate having complete data in 2013.

ViroPharma Incorporated

Notes to the Unaudited Consolidated Financial Statements – (Continued)

On September 30, 2011, we entered into a license agreement for the worldwide rights of Intellect Neurosciences, Inc. (INS) to its clinical stage drug candidate, VP20629, which we expect to develop for the treatment of Friedreich’s Ataxia (FA), a rare, hereditary, progressive neurodegenerative disease. VP20629, or indole-3-propionic acid, is a naturally occurring, small molecule that has potent anti-oxidant properties that can protect against neurodegenerative disease. In a Phase 1 safety and tolerability study conducted in the Netherlands, VP20629 was demonstrated to be safe and well tolerated at all dose levels tested. We expect to initiate a study in patients by the second half of 2013. We intend to file for Orphan Drug Designation upon review of the phase 2 proof of concept data.

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

Basis of Presentation

The consolidated financial information at September 30, 2012 and for the three and nine months ended September 30, 2012 and 2011, is unaudited but includes all adjustments (consisting only of normal recurring adjustments), which in the opinion of management, are necessary to state fairly the consolidated financial information set forth therein in accordance with accounting principles generally accepted in the United States of America. The interim results are not necessarily indicative of results to be expected for the full fiscal year. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2011 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission.

Subsequent Events

We have evaluated all subsequent events through the date the consolidated financial statements were issued and have not identified any such events.

Use of Estimates

The preparation of the Company’s consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Adoption of Standards

In July 2012, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2012-02, Intangibles –Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment (the revised standard). The objective of this ASU is to simplify how entities test indefinite-lived intangible assets other than goodwill for impairment. The amendments in the ASU provide the option to first assess qualitative factors to determine whether, as a result of its qualitative assessment, that it is more-likely-than-not (a likelihood of more than 50%) the asset is impaired and it is necessary to calculate the fair value of the asset in order to compare that amount to the carrying value to determine the amount of the impairment, if any. If an entity believes, as a result of its qualitative assessment, that it is not more-likely-than-not (a likelihood of more than 50%) that the fair value of a asset is less than its carrying amount, no further testing is required. The revised standard includes examples of events and circumstances that might indicate that the indefinite-lived intangible asset is impaired. The approach in the ASU is similar to the guidance for testing goodwill for impairment contained in ASU 2011-08, Intangibles – Goodwill and Other (Topic 350): Testing Goodwill for Impairment. The revised standard, which may be adopted early, is effective for annual and interim impairment tests performed for fiscal years

ViroPharma Incorporated

Notes to the Unaudited Consolidated Financial Statements – (Continued)

beginning after September 15, 2012 and does not change existing guidance on when to test indefinite-lived intangible assets for impairment. The adoption of the provisions of this guidance is not expected to have a material impact on our results of operations, cash flows, and financial position.

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

In September 2011, the FASB issued ASU 2011-08, Intangibles – Goodwill and Other (Topic 350): Testing Goodwill for Impairment (the revised standard). The objective of this ASU is to simplify how entities test goodwill for impairment. The amendments in the ASU provide the option to first assess qualitative factors to determine whether it is necessary to perform the current two-step test. If an entity believes, as a result of its qualitative assessment, that it is more-likely-than-not (a likelihood of more than 50%) that the fair value of a reporting unit is less than its carrying amount, the quantitative impairment test is required. Otherwise, no further testing is required. The revised standard includes examples of events and circumstances that might indicate that a reporting unit’s fair value is less than its carrying amount. These include macro-economic conditions such as deterioration in the entity’s operating environment, entity-specific events such as declining financial performance, and other events such as an expectation that a reporting unit will be sold. An entity should also consider in its qualitative assessment the “cushion” between a reporting unit’s fair value and carrying amount if determined in a recent fair value calculation. The revised standard is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The adoption of the provisions of this guidance did not have a material impact on our results of operations, cash flows, and financial position.

ViroPharma Incorporated

Notes to the Unaudited Consolidated Financial Statements – (Continued)

Note 2. Short-Term Investments

Short-term investments consist of fixed income securities with remaining maturities of greater than three months at the date of purchase. At September 30, 2012, all of our short-term investments are classified as available for sale investments and measured as level 1 instruments of the fair value measurements standard.

The following summarizes the Company’s available for sale investments at September 30, 2012:

(in thousands)	Cost	Gross unrealized gains	Gross unrealized losses	Fair value
Debt securities:
U.S. Treasury	$50,000	$12	$—	$50,012
Corporate Bonds	44,868	22	17	44,873
Foreign Bonds	3,006	—	—	3,006

Total	$97,874	$34	$17	$97,891

Maturities of investments were as follows:
Less than one year	$57,745	$22	$4	$57,763
Greater than one year	40,129	12	13	40,128

Total	$97,874	$34	$17	$97,891

The following summarizes the Company’s available for sale investments at December 31, 2011:

(in thousands)	Cost	Gross unrealized gains	Gross unrealized losses	Fair value
Debt securities:
U.S. Treasury	$48,351	$14	$3	$48,362
Corporate Bonds	80,143	43	70	80,116

Total	$128,494	$57	$73	$128,478

Maturities of investments were as follows:
Less than one year	$99,190	$42	$39	$99,193
Greater than one year	29,304	15	34	29,285

Total	$128,494	$57	$73	$128,478

Note 3. Inventory

Inventory is stated at the lower of cost or market using actual cost. The following represents the components of inventory at September 30, 2012 and December 31, 2011:

	September 30,	December 31,
(in thousands)	2012	2011
Raw Materials	$36,775	$50,045
Work In Process	7,217	6,035
Finished Goods	10,878	4,236

Total	$54,870	$60,316

ViroPharma Incorporated

Notes to the Unaudited Consolidated Financial Statements – (Continued)

Note 4. Intangible Assets

The following represents the balance of the intangible assets at September 30, 2012:

(in thousands)	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
Cinryze Product rights	$521,000	$82,184	$438,816
Vancocin Intangibles	168,099	53,097	115,002
Buccolam Product rights	6,571	712	5,859
Auralis Contract rights	9,366	2,314	7,052
Plenadren Product rights	64,542	5,372	59,170

Total	$769,578	$143,679	$625,899

The following represents the balance of the intangible assets at December 31, 2011:

(in thousands)	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
Cinryze Product rights	$521,000	$66,554	$454,446
Vancocin Intangibles	168,099	48,074	120,025
Buccolam Product rights	6,271	209	6,062
Auralis Contract rights	8,938	1,579	7,359
Plenadren Product rights	61,277	510	60,767

Total	$765,585	$116,926	$648,659

On April 9, 2012, FDA denied the citizen petition filed on March 17, 2006 related to the FDA’s proposed in vitro method for determining bioequivalence of abbreviated new drug applications (ANDAs) referencing Vancocin capsules and informed us that final guidance for vancomycin bioequivalence consistent with the FDA’s citizen petition response is forthcoming.

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

ViroPharma Incorporated

Notes to the Unaudited Consolidated Financial Statements – (Continued)

We have begun shipping authorized generic vancomycin hydrochloride, USP, in addition to continuing the sales of Vancocin. However, the approval of generic copies of Vancocin has and will continue to adversely impact our revenues, operating results and cash flows compared to historical levels. We tested the Vancocin intangible assets for impairment as of March 31, 2012. There was no impairment of these intangible assets as of March 31, 2012. Vancocin will continue to be utilized and sold as a branded drug product and we are selling an authorized generic version of Vancocin along with generics of other companies that have entered the market. During the third quarter of 2012, we experienced larger than anticipated erosions in the sales volume, market share and pricing of both our branded and authorized generic vancomycin. This coupled with the entrance of a fourth generic competitor prompted us to perform step one of the impairment test as of September 30, 2012. We performed step one of the impairment test and there was no impairment of these intangible assets as of September 30, 2012. However, should future events occur that cause further reductions in revenue or operating results we would incur an impairment charge, which would be significant relative to the carrying value of the intangible assets as of September 30, 2012.

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

Note 5. Goodwill

On October 21, 2008, we completed our acquisition of Lev Pharmaceuticals, Inc. The terms of the merger agreement provided for a contingent value right (CVR) to the former shareholders of $0.50 per share, or approximately $87.5 million, if Cinryze reaches at least $600 million in cumulative net product sales by October 2018. During the second quarter of 2012, we recognized cumulative sales of Cinryze in excess of the $600 million threshold; accordingly, we recorded the liability in the second quarter of 2012 with a corresponding increase to goodwill. We made this CVR payment along with certain other contingent acquisition related payments totaling approximately $91.4 million in the third quarter of 2012 and will make an additional payment of approximately $0.9 million in the fourth quarter of 2012. These payments, net of related tax benefits, are reflected as an increase to goodwill of approximately $86.4 million.

ViroPharma Incorporated

Notes to the Unaudited Consolidated Financial Statements – (Continued)

On November 15, 2011, we acquired DuoCort Pharma AB (DuoCort), a company focused on improving glucocorticoid replacement therapy for treatment of adrenal insufficiency (AI). As a result of this acquisition we initially recorded goodwill of approximately $7.3 million. During the third quarter of 2012, we obtained new information about certain facts and circumstances that existed at the acquisition date related to acquired deferred tax assets. Based on this new information, in the third quarter of 2012 we released approximately SEK 22.8 million, or $3.5 million, of valuation allowance related to the deferred tax assets with a corresponding reduction of goodwill. All other changes in the carrying value of goodwill since acquisition is attributable to foreign currency fluctuations.

In May 2010, we acquired a 100% ownership interest in Auralis Limited, a UK based specialty pharmaceutical company. As a result of this acquisition we recorded initial goodwill of approximately $5.9 million. The change in the carrying value of goodwill since the acquisition date is attributable to foreign currency fluctuations.

Note 6. Property, Equipment and Building Improvements

The depreciable lives for the major categories of property and equipment are 30 years for the building, 3 to 5 years for computers and equipment and up to the shorter of the respective lease term or the expected economic useful life for building improvements, not to exceed 15 years.

On March 14, 2008, we entered into a lease for our corporate office building. The lease agreement had a term of 7.5 years from the commencement date. On August 29, 2012, we entered into an amended and restated lease (the Amended Lease) to expand the corporate headquarters. The Amended Lease expires fifteen years from the “commencement date”, which will occur when the landlord has substantially completed the expansion, including any tenant improvements. We currently expect the commencement date to occur during the fourth quarter of 2013. We will continue to make the scheduled lease payments for the existing building through commencement date. At September 30, 2012, our minimum lease payments under the Amended Lease total approximately $32.8 million. Upon the commencement date, the lease payments will escalate annually based upon a consumer price index specified in the lease.

We have the option to renew the lease for two consecutive terms for up to a total of ten years at fair market value, subject to a minimum price per square foot. The first renewal term may be for between three and seven years, at our option, and the second renewal term may be for ten years less the length of the first renewal term

Under the terms of the Amended Lease, the Landlord is responsible for the cost of construction of the core and shell of the expansion, as defined in the lease, which it will “deliver” to us when complete. We will be responsible for the “fit out “of the core and shell necessary for us to occupy the expanded building.

ASC 840, Leases, is the authoritative literature related to accounting for leases. Based the results of the lease classification tests we have concluded that the Amended Lease qualifies as an operating lease. However, the lease arrangement involves the construction of expanded office space where we are involved in the design and construction of the expanded space and have the obligation to fund the tenant improvements to the expanded structure and to lease the entire building following completion of construction. This arrangement is referred to as build-to suit lease. We have concluded that under the guidance of ASC 840-55-15, we are considered the owner of the construction project for accounting purposes and must record a construction in progress asset (CIP) and a corresponding financing obligation for the construction costs funded by the Landlord. We anticipate to begin recording the CIP asset and a corresponding financing obligation during the first quarter of 2013 when construction is anticipated to start. Once the construction is complete we will depreciate the core and shell asset over 30 years. A portion of the lease payments will be reflected as principal and interest payments on the financing obligation.

Note 7. Long-Term Debt

Long-term debt as of September 30, 2012 and December 31, 2011 is summarized in the following table:

(in thousands)	September 30, 2012	December 31, 2011
Senior convertible notes	$159,633	$153,453
less: current portion	—	—

Total debt principal	$159,633	$153,453

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

As of September 30, 2012 senior convertible notes representing $205.0 million of principal debt are outstanding with a carrying value of $159.6 million and a fair value of approximately $363.4 million, based on the Level 2 valuation hierarchy of the fair value measurements standard.

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

ViroPharma Incorporated

Notes to the Unaudited Consolidated Financial Statements – (Continued)

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

As of September 30, 2012, we have accrued $0.2 million in interest payable to holders of the senior convertible notes. Debt issuance costs of $4.8 million have been capitalized and are being amortized over the term of the senior convertible notes, with an unamortized balance of $1.7 million at September 30, 2012.

The senior convertible notes were convertible into shares of our common stock during the second quarter of 2012 at the election of the holders as the last reported sale price of our common stock for the 20 or more trading days in the 30 consecutive trading days ending on March 30, 2012 exceeded 130% of the conversion price, $18.87 per share, in effect on March 30, 2012. No notes were converted during the second quarter and the notes were not convertible during the third quarter of 2012, as none of the contingent conversion criteria described above was met as of June 30, 2012. However, the senior convertible notes are convertible into shares of our common stock during the fourth quarter of 2012 at the election of the holders as the last reported sale price of our common stock for the 20 or more trading days in the 30 consecutive trading days ending on September 28, 2012 exceeded 130% of the conversion price, $18.87 per share, in effect on September 30, 2012.

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

As of September 30, 2012, we have accrued $0.2 million in interest expense for the revolver. Financing costs of approximately $1.7 million incurred to establish the Credit Facility were deferred and are being amortized to interest expense over the life of the Credit Facility, with an unamortized balance of $1.1 million as of September 30, 2012.

Note 8. Stockholder’s Equity

Preferred Stock

The Company’s Board of Directors has the authority, without action by the holders of common stock, to issue up to 5,000,000 shares of preferred stock from time to time in such series and with such preference and rights as it may designate.

Share Repurchase Program

On March 9, 2011, our Board of Directors authorized the use of up to $150 million to repurchase shares of our common stock and/or our 2% Senior Convertible Notes due 2017. On September 14, 2011, our Board of Directors authorized the use of up to an additional $200 million to repurchase shares of our common stock and/or our 2% Senior Convertible Notes due 2017. On September 7, 2012, our Board of Directors authorized the use of up to an additional $200 million to repurchase shares of our common stock and/or our 2% Senior Convertible Notes due 2017. Purchases may be made by means of open market transactions, block transactions, privately negotiated purchase transactions or other techniques from time to time.

During 2011, we reacquired approximately 9.2 million shares at a cost of approximately $169.7 million or an average price of $18.52 per share.

During the first nine months of 2012, through open market purchases, we reacquired approximately 5.8 million shares at a cost of approximately $151.9 million or an average price of $26.38 per share.

Note 9. Share-based Compensation

Beginning in 2011, our stock-based compensation program consisted of a combination of time vesting stock options with graduated vesting over a four year period; performance and market vesting common stock units, or PSUs, tied to the achievement of pre-established company performance metrics and market based goals over a three-year performance period; and, time vesting restricted stock awards, or RSUs, granted to our non-employee directors vesting over a one year period. Grants under our former share-based compensation program consisted only of time vesting stock options.

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

ViroPharma Incorporated

Notes to the Unaudited Consolidated Financial Statements – (Continued)

The vesting period for our stock awards is the requisite service period associated with each grant.

Our share-based compensation expense is comprised of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2012	2011	2012	2011
Stock options	$4,376	$3,268	$12,351	$9,302
Performance shares	1,049	285	2,887	1,171
Restricted shares	265	117	709	283
Employee Stock Purchase Plan	61	38	164	115

Total	$5,751	$3,708	$16,111	$10,871

Our share-based compensation expense is recorded as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2012	2011	2012	2011
Research and development	$1,216	$904	$3,450	$2,890
Selling, general and administrative	4,535	2,804	12,661	7,981

Total	$5,751	$3,708	$16,111	$10,871

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

As of September 30, 2012, there were 4,733,702 shares available for grant under the Plans.

ViroPharma Incorporated

Notes to the Unaudited Consolidated Financial Statements – (Continued)

The following table lists information about these equity plans at September 30, 2012:

	1995 Plan	2001 Plan	2005 Plan	Combined
Shares authorized for issuance	4,500,000	500,000	15,350,000	20,350,000
Shares outstanding	4,500,000	500,000	10,616,298	15,616,298

Shares available for grant	—	—	4,733,702	4,733,702

Employee Stock Option Plans

We granted 1,944,899 stock options during the nine months ended September 30, 2012. The weighted average fair value of the grants was estimated at $ 14.06 per share using the Black-Scholes option-pricing model using the following assumptions:

Expected dividend yield		—
Range of risk free interest rate	1.04%	—	1.61%
Weighted-average volatility		61.50%
Range of volatility	58.70%	—	62.35%
Range of expected option life (in years)	5.50	—	6.25

We have 9,142,075 option grants outstanding at September 30, 2012 with exercise prices ranging from $1.58 per share to $32.69 per share and a weighted average remaining contractual life of 6.92 years. The following table lists the outstanding and exercisable option grants as of September 30, 2012:

	Number of options	Weighted average exercise price	Weighted average remaining contractual term (years)	Aggregate intrinsic value (in thousands)
Outstanding	9,142,075	$14.85	6.92	$140,481
Exercisable	4,819,917	$11.47	5.44	$90,243

The following table summarizes information regarding our stock option awards at September 30, 2012:

	Shares Under Option	Weighted Average Exercise Price
Balance at December 31, 2011	8,485,241	$12.03
Granted	1,944,899	$24.51
Exercised	(1,043,947)	$9.48
Forfeited and cancelled	(244,118)	$16.85

Balance at September 30, 2012	9,142,075	$14.85

As of September 30, 2012, there was $38.2 million of total unrecognized compensation cost related to unvested share-based payments (including share options) granted under the Plans. That cost is expected to be recognized over a weighted-average period of 2.83 years.

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

The performance period starting price is measured as the average closing price over the last 30 trading days prior to the performance period start. The Monte Carlo simulation model also assumed correlations of returns of the prices of our common stock and the common stock of the comparator group of companies and stock price volatilities of the comparator group of companies.

At September 30, 2012, there was approximately $8.32 million of unrecognized compensation cost related to all PSUs that is expected to be recognized over a weighted-average period of approximately 2.06 years.

The following table summarizes select information regarding our PSUs as of September 30, 2012:

	Share Units (in thousands)	Weighted- average grant date fair value
Balance at December 31, 2011	164,692	$18.50
Granted	206,900	$29.88
Forfeited	(16,906)	$24.14
Vested	—	$—

Balance at September 30, 2012	354,686	$24.87

ViroPharma Incorporated

Notes to the Unaudited Consolidated Financial Statements – (Continued)

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

The following summarizes select information regarding our restricted stock awards as of September 30, 2012:

	Share Units (in thousands)	Weighted- average grant date fair value
Balance at December 31, 2011	27,000	$17.30
Granted	37,750	$31.12
Vested	(27,000)	$17.30

Balance at September 30, 2012	37,750	$31.12

As of September 30, 2012, there was approximately $0.53 million of unrecognized compensation cost related to RSUs which is expected to be recognized over a weighted average period of 0.86 years.

Employee Stock Purchase Plan

During the first nine months of 2012, there were 14,437 shares sold to employees. During the year ended December 31, 2011, 29,982 shares were sold to employees. As of September 30, 2012 there are approximately 385,641 shares available for issuance under this plan.

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

Note 10. Income Tax Expense (Benefit)

Our income tax expense (benefit) was ($4.2) million and $16.3 million for the quarters ended September 30, 2012 and 2011, respectively, and $12.7 million and $57.1 million for the nine months ended September 30, 2012 and September 30, 2011, respectively. Our income tax expense (benefit) includes federal, state and foreign income taxes at statutory rates and the effects of various permanent differences.

Our effective tax rates for the nine months ended September 30, 2012 and September 30, 2011, were 53.0% and 39.5%, respectively.

The effective tax rates for the nine month periods ended September 30, 2012 and 2011 are higher than the statutory U.S. tax rate due to state income taxes, certain share-based compensation that is not tax deductible and an increase in the fair value of contingent consideration that is also not deductible for tax purposes. In addition, the effective tax rate for the nine months ended September 30, 2012 is higher than the statutory U.S. tax rate due to foreign losses on which no tax benefit is provided or on which the tax benefit is less than the U.S. statutory tax rate and non-deductible amortization expense. These increases to the effective tax rate are partially offset by tax benefits related to orphan drug credits, manufacturing deductions and charitable contributions. Tax expense (benefit) for the quarters ended September 30, 2012 and 2011 are a combination of the nine month effective tax rate and adjustments for changes in the effective tax rate from the prior quarter.

During the nine months ended September 30, 2012, we had no material changes to our liability for uncertain tax positions. Our last U.S. tax examination for 2008 concluded in the first quarter of 2011 with no material adjustments. We are currently under examination in a foreign tax jurisdiction and various state income tax returns are also currently under examination. At this time, we do not believe that the results of these examinations will have a material impact on our financial statements.

ViroPharma Incorporated

Notes to the Unaudited Consolidated Financial Statements – (Continued)

Note 11. Accumulated Other Comprehensive Income (Loss)

The following table presents the changes in the components of accumulated other comprehensive income (loss) for the nine months ended September 30, 2012:

(in thousands)	Cumulative Translation	Unrealized gains (losses) on securities	Accumulated other comprehensive income (loss)
Balance at December 31, 2011	$(3,403)	$(11)	$(3,414)
Current period other comprehensive income, net	1,060	21	1,081

Balance at September 30, 2012	$(2,343)	$10	$(2,333)

The unrealized gains (losses) are reported net of federal and state income taxes.

Note 12. Earnings (loss) per share

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2012	2011	2012	2011
Basic Earnings (Loss) Per Share
Net income (loss)	$(4,567)	$28,239	$11,222	$87,481
Common stock outstanding (weighted average)	67,606	73,808	69,164	75,871

Basic net income (loss) per share	$(0.07)	$0.38	$0.16	$1.15

Diluted Earnings (Loss) Per Share
Net income (loss)	$(4,567)	$28,239	$11,222	$87,481
Add interest expense on senior convertible notes, net of income tax	—	1,936	—	5,663

Diluted net income (loss)	$(4,567)	$30,175	$11,222	$93,144
Common stock outstanding (weighted average)	67,606	73,808	69,164	75,871
Add shares from senior convertible notes	—	10,864	—	10,864
Add stock options and stock awards	—	2,606	3,026	2,507

Common stock equivalents	67,606	87,278	72,190	89,242

Diluted net income (loss) per share	$(0.07)	$0.35	$0.16	$1.04

The following common stock equivalents were excluded from the calculations of diluted earnings per share as their effect would be anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2012	2011	2012	2011
Stock options	5,778	2,266	2,258	1,825
Shares from senior convertible notes	10,864	—	10,864	—

ViroPharma Incorporated

Notes to the Unaudited Consolidated Financial Statements – (Continued)

Note 13. Fair Value Measurement

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

The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of September 30, 2012:

	Fair Value Measurements at September 30, 2012

(in thousands)	Total Carrying Value	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$205,731	$205,731	$—	$—
Short term investments	$97,891	$97,891	$—	$—
Contingent consideration, short-term	$8,042	$—	$—	$8,042
Contingent consideration, long-term	$16,909	$—	$—	$16,909

The following table provides a rollfoward of activity in Level 3:

(in thousands)
Balance December 31, 2011	$20,189
Change in fair value from re-measurement	3,594
Impact of foreign currency translation	1,168

Balance at September 30, 2012	$24,951

Valuation Techniques – Cash, cash equivalents and short-term investments are measured at fair value using quoted market prices and are classified within Level 1 of the valuation hierarchy. There were no changes in valuation techniques during the three and nine months ended September 30, 2012.

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

ViroPharma Incorporated

Notes to the Unaudited Consolidated Financial Statements – (Continued)

There were no changes in the valuation techniques during the period and there were no transfers into or out of Levels 1 and 2.

Our 2% senior convertible notes due March 2017 are measured at amortized cost in our consolidated balance sheets and not fair value. The principal balance outstanding is $205.0 million with a carrying value of $159.6 million and a fair value of approximately $363.4 million, based on the level 2 valuation hierarchy of the fair value measurements standard.

We believe that the fair values of our other financial instruments approximate their reported carrying amounts.

Note 14. Acquisitions, License and Research Agreements

On November 15, 2011, we acquired a 100% ownership interest in DuoCort Pharma AB (DuoCort), a private company based in Helsingborg, Sweden focused on improving glucocorticoid replacement therapy for treatment of adrenal insufficiency (AI). We paid approximately 213 million Swedish Krona (SEK) or approximately $32.1 million in upfront consideration. We have also agreed to make additional payments ranging from SEK 240 million up to SEK 860 million or approximately $37 million to $131 million, contingent on the achievement of certain milestones. Up to SEK 160 million or approximately $24 million of the contingent payments relate to specific regulatory milestones; and up to SEK 700 million or approximately $107 million of the contingent payments are related to commercial milestones based on the success of the product.

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

ViroPharma Incorporated

Notes to the Unaudited Consolidated Financial Statements – (Continued)

We valued the non-refundable $7.5 million upfront payment using the cost method. In June 2012, Meritage completed the delivery of all the documents and notifications needed to satisfy the conditions of the First Option Milestone, as defined in the agreement. As a result of achieving this milestone we made a $5.0 million milestone payment in the third quarter of 2012 and increased the carrying value of our cost method investment. We have the option to provide Meritage up to an additional $7.5 million for the development of OBS

Under the cost method, the fair value of the investment is not estimated if there are no identified events or changes in circumstances that may have a significant adverse effect on the fair value of the investment. As of September 30, 2012, we were not aware of any such adverse effects, as such no fair value estimate has been prepared. The asset is recorded as an other long-term asset on our consolidated balance sheets and is amortized through other income (expense) in our results of operations over the expected term of the option agreement which is expected to be December 2014. We recognized approximately $2.7 million of amortization expense during the first nine months of 2012 related to this asset.

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

Halozyme Therapeutics License Agreement

In May 2011, Halozyme Therapeutics (Halozyme) granted us an exclusive worldwide license to use Halozyme’s proprietary Enhanze™ technology, a proprietary drug delivery platform using Halozyme’s recombinant human hyaluronidase enzyme (rHuPH20) technology in combination with a C1 esterase inhibitor. We intend to apply rHuPH20 initially to develop a novel subcutaneous formulation of Cinryze for routine prophylaxis against attacks. Under the terms of the license agreement, we paid Halozyme an initial upfront payment of $9 million. In the fourth quarter of 2011, we made a milestone payment of $3 million related to the initiation of a Phase 2 study begun in September 2011 to evaluate the safety, and pharmacokinetics and pharmacodynamics of subcutaneous administration of Cinryze in combination with rHuPH20. Pending successful completion of an additional series of clinical and regulatory milestones we may make further milestone payments to Halozyme which could reach up to an additional $41 million related to HAE and up to $30 million of additional milestone payments for three additional indications. Additionally, we will pay an annual maintenance fee of $1 million to Halozyme until specified events have occurred. Upon regulatory approval, Halozyme will receive up to a 10% royalty on net sales of the combination product utilizing Cinryze and rHuPH20, depending on the existence of a valid patent claim in the country of sale.

Auralis Acquisition

In May 2010, we acquired a 100% ownership interest in Auralis Limited, a UK based specialty pharmaceutical company for approximately $14.5 million in upfront consideration for the acquisition of the company and its existing pharmaceutical licenses and products. We have also agreed to pay an additional payment of £10 million Pounds Sterling contingent upon the first regulatory approval of Buccolam, a product in late stage development.

In September 2011, the European Commission granted a Centralized Pediatric Use Marketing Authorization (PUMA) for Buccolam, and accordingly the additional consideration was paid. The U.S. dollar equivalent of the payment was approximately $15.8 million.

Note 15. Litigation and Claims

On May 17, 2012, a class action complaint was filed in the United States District Court for the Eastern District of Pennsylvania naming as defendants ViroPharma Incorporated and Vincent J. Milano. The complaint alleges, among other things, possible securities

ViroPharma Incorporated

Notes to the Unaudited Consolidated Financial Statements – (Continued)

laws violations by the defendants in connection with certain statements made by the defendants related to the Company’s Vancocin product. On October 19, 2012, the complaint was amended to include additional officers of the Company as named defendants and allege additional information as the basis for the claim. The defendants believe that the allegations in the class action complaint are without merit and intend to defend the lawsuit vigorously; however, there can be no assurance regarding the ultimate outcome of this lawsuit.

On April 13, 2012, we filed a complaint for declaratory and injunctive relief with the United States District Court for the District of Columbia against the Food and Drug Administration, Margaret A. Hamburg, M.D., in her official capacity as Commissioner of Food and Drug Administration, the United States Department of Health and Human Services, and Kathleen Sebelius, in her official capacity as Secretary of HHS. The complaint seeks to set aside under the Administrative Procedure Act the FDA’s denial of our petition for stay of action and the FDA’s approval of three Abbreviated New Drug Applications for generic versions of Vancocin® (vancomycin hydrochloride) capsules. Concurrent with the filing of the complaint, we filed a motion for a temporary restraining order and/or a preliminary injunction, which the District Court denied on April 23, 2012. Adjudication of the merits of this lawsuit remains pending, with briefing on the parties’ cross-motions for summary judgment scheduled to be completed on November 5, 2012.

On April 6, 2012, we received a notification that the Federal Trade Commission (FTC) is conducting an investigation into whether we engaged in unfair methods of competition with respect to Vancocin. On August 3, 2012, we received a Civil Investigative Demand from the FTC requesting additional information related to this matter. The existence of an investigation does not indicate that the FTC has concluded that we have violated the law and we do not believe that we have engaged in unfair methods of competition with respect to Vancocin. We intend to continue to cooperate with the FTC investigation; however, at this time we cannot assess potential outcomes of this investigation.

From time to time we are a party to litigation in the ordinary course of our business, we may also become a party to additional litigation in the future as several law firms have issued press releases indicating that they are commencing investigations concerning whether the Company and certain of its officers and directors have violated laws. We do not believe these matters, even if adversely adjudicated or settled, would have a material adverse effect on our financial condition, results of operations or cash flows.

Note 16. Supplemental Cash Flow Information

	Nine Months Ended September 30,
	2012	2011
(in thousands)
Supplemental disclosure of non-cash transactions:
Unrealized gains on available for sale securities, net of tax	$21	$(11)
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$28,291	$69,930
Cash paid for interest	4,637	4,141

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ViroPharma Incorporated is a global biotechnology company dedicated to the development and commercialization of products that address serious diseases, with a focus on products used by physician specialists or in hospital settings. We intend to grow through sales of our marketed products, through continued development of our product pipeline, through expansion of sales into additional territories outside the United States, through potential acquisition or licensing of products and product candidates and the acquisition of companies. We expect future growth to be driven by sales of Cinryze, both domestically and internationally, sales of Plenadren and Buccolam in Europe, and by our core development programs, including C1 esterase inhibitor, a non-toxigenic strain of C. difficile (VP20621) and maribavir.

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

On November 15, 2011, we acquired a 100% ownership interest in DuoCort Pharma AB (DuoCort), a private company based in Helsingborg, Sweden focused on developing Plenadren® (hydrocortisone, modified release tablet) for treatment of adrenal insufficiency (AI). The acquisition of Plenadren further expands our orphan disease commercial product portfolio. On November 3, 2011, the European Commission (EC) granted European Marketing Authorization for Plenadren, an orphan drug for treatment of adrenal insufficiency in adults, which will bring these patients their first pharmaceutical innovation in over 50 years. We are in the process of launching Plenadren in the various countries in the EU and a named patient program is available to patients in countries in which we have yet to launch Plenadren commercially. We are currently conducting an open label trial with Plenadren in Sweden and will initiate a registry study as a condition of approval in the EU.

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

Our product development portfolio is primarily focused on the following programs: C1 esterase inhibitor [human], maribavir for cytomegalovirus (CMV) infection, VP20621 (preventing of CDAD) and VP20629 (treatment of Friedreich’s Ataxia).

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

On August 1, 2012, we were notified by the Center for Biologics Evaluation and Research (CBER) division of the FDA that studies of the combination of Cinryze and rHuPH20 were being placed on temporary clinical hold. Halozyme informed us that they must provide results from additional pre-clinical studies to CBER before clinical investigations in combination with rHuPH20 can resume. FDA stated that the issues are not specific to Cinryze and that we could continue to evaluate subcutaneous administration of Cinryze without rHuPH20.

On September 21, 2012, we announced that the FDA has provided guidance enabling us to resume clinical studies of the subcutaneous administration of Cinryze in combination with rHuPH20. The FDA informed us that based upon their ongoing assessment, the FDA believes the potential safety signals regarding antibodies to rHuPH20 that were detected in the clinical development program of another company’s product are limited to that specific program. According to Halozyme, the detected antibodies were non-neutralizing and not associated with any clinical adverse events. The FDA has advised us to amend the study protocol, allowing for increased laboratory sampling to monitor rHuPH20 antibody levels, and keep the FDA informed of elevated antibody levels during the treatment phase of the study. We intend to resume our studies of subcutaneous administration of Cinryze in combination with rHuPH20 and we will continue to evaluate the subcutaneous administration of Cinryze as a standalone therapy.

Additionally, we are working on developing our C1 esterase inhibitor in further therapeutic uses and potential additional indications in other C1 mediated diseases, as well as in alternative modes of administration. We intend to support investigator-initiated studies (IIS) to identify further therapeutic uses for Cinryze. We are conducting a clinical trial in Antibody-Mediated Rejection (AMR), another C1 mediated disease, and may conduct clinical studies in additional indications in the future.

During the second quarter 2012, we announced the initiation of a Phase 2 program to evaluate maribavir for the treatment of CMV infections in transplant recipients. The planned program will consist of two independent Phase 2 clinical studies that will include subjects who have asymptomatic CMV, and those who have failed therapy with other anti-CMV agents. During the third quarter of 2012, we presented interim data from the Phase 2 open label clinical study being conducted in Europe evaluating maribavir as a treatment for patients with asymptomatic cases of CMV. Results from this study as well as data from a second Phase 2 open label study of maribavir as a treatment for patients with refractory cases of CMV will periodically be evaluated.

We are also developing VP20621 for the prevention of CDAD. In May 2011, we initiated a Phase 2 dose-ranging clinical study to evaluate the safety, tolerability, and efficacy of VP 20621 for prevention of recurrence of CDAD in adults previously treated for CDAD. We presented interim data from this study during the third quarter of 2012. Based on the interim data, we will stop enrolling patients in December 2012 and anticipate having the complete data in 2013.

On September 30, 2011, we entered into a license agreement for the worldwide rights of Intellect Neurosciences, Inc. (INS) to its clinical stage drug candidate, VP20629, which we expect to develop for the treatment of Friedreich’s Ataxia (FA), a rare, hereditary, progressive neurodegenerative disease. VP20629, or indole-3-propionic acid, is a naturally occurring, small molecule that has potent anti-oxidant properties that can protect against neurodegenerative disease. In a Phase 1 safety and tolerability study conducted in the Netherlands, VP20629 was demonstrated to be safe and well tolerated at all dose levels tested. We expect to initiate a study in patients by the second half of 2013. We intend to file for Orphan Drug Designation upon review of the phase 2 proof of concept data.

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

Executive Summary

Since June 30, 2012, we experienced the following:

Business Activities

Cinryze:

•	Shipped approximately 21,000 doses of Cinryze to U.S. specialty pharmacy/specialty distributors (SP/SD’s) and approximately 900 doses to wholesalers and pharmacies in the EU;

•	On August 6, 2012, FDA approved our Prior Approval Supplement for industrial scale manufacturing of Cinryze; and,

•	Announced that the FDA has provided guidance enabling us to resume clinical studies of the subcutaneous administration of Cinryze in combination with rHuPH20 following revisions to the study protocol;

C. difficile infection (CDAD):

•	Presented interim data from a global Phase 2 clinical study evaluating VP20621 as a prevention against recurrent c. difficile infections;

Plenadren:

•	Launching Plenadren commercially in Europe;

CMV:

•	Presented interim data from the Phase 2 clinical study being conducted in Europe evaluating maribavir as a treatment for patients with asymptomatic cases of cytomegalovirus (CMV);

Financial Results

•	Increased net sales of Cinryze to $85.3 million as compared to $65.4 million in the third quarter of 2011;

•	Net sales of Vancocin decreased to $3.7 million from $76.6 million in the third quarter of 2011;

•	Generated net sales of approximately $3.6 million in Europe; and

•	Reported net loss of $4.6 million in the third quarter of 2012;

Liquidity

•	Generated net cash from operations of $74.8 million during the nine months ended September 30, 2012;

•	Ended the third quarter of 2012 with working capital of $347.0 million, which includes cash and cash equivalents of $205.7 million and short-term investments of $97.9 million;

•

Repurchased approximately 3.1 million shares of our common stock at a cost of approximately $80.4 million, or an average price of $26.17 per share in the third quarter of 2012 and repurchased approximately 5.8 million shares at a cost of approximately $151.9 million or an average price of $26.38 per share in the nine months of 2012: and,

•	Paid approximately $91.4 million in the quarter related to the Lev acquisition CVR.

During the remainder of 2012 and going forward, we expect to face a number of challenges, which include the following:

The commercial sale of approved pharmaceutical products is subject to risks and uncertainties. There can be no assurance that future sales will meet or exceed the historical rate of sales for the product, for reasons that include, but are not limited to, competition and/or changes in prescribing habits or disease incidence. The commercial success of Cinryze, Plenadren and Buccolam in Europe will depend on a number of factors, including the number of patients that may be treated with each product, physician and patient acceptance of each of the products, cost effectiveness of each product, the timing and level of pricing approvals for each product in each country in the EU, and our ability to manufacture sufficient quantities of product to meet patient needs.

The approval of generic copies of Vancocin has and will continue to adversely impact our revenues, operating results and cash flows during the remainder of 2012 and in future periods. Following the approval of generic versions of oral vancomycin we tested the Vancocin intangible assets for impairment as of March 31, 2012. There was no impairment of these intangible assets as of March 31, 2012. Vancocin will continue to be utilized and sold as a branded drug product and we are selling an authorized generic version of Vancocin in competition with generics of other companies that have entered the market.

During the third quarter of 2012, we experienced larger than anticipated erosions in the sales volume, market share and pricing of both our branded and authorized generic vancomycin. This coupled with the entrance of a fourth generic competitor prompted us to perform step one of the impairment test as of September 30, 2012. We performed step one of the impairment test and determined that there was no impairment of these intangible assets as of September 30, 2012. However, should future events occur that cause further reductions in revenue or operating results, we would incur an impairment charge, which would be significant relative to the carrying value of the intangible assets as of September 30, 2012.

On May 17, 2012, a class action complaint was filed in the United States District Court for the Eastern District of Pennsylvania naming as defendants ViroPharma Incorporated and Vincent J. Milano. The complaint alleges, among other things, possible securities laws violations by the defendants in connection with certain statements made by the defendants related to the Company’s Vancocin product. On October 19, 2012, the complaint was amended to include additional officers of the Company as named defendants and allege additional information as the basis for the claim. The defendants believe that the allegations in the class action complaint are without merit and intend to defend the lawsuit vigorously; however, there can be no assurance regarding the ultimate outcome of this lawsuit.

In addition, we have received a notification that the Federal Trade Commission (FTC) is conducting an investigation into whether we engaged in unfair methods of competition with respect to Vancocin. The existence of an investigation does not indicate that the FTC has concluded that we have violated the law, and we do not believe that we have engaged in unfair methods of competition with respect to Vancocin. We intend to continue to cooperate with the FTC investigation; however, at this time we cannot assess potential outcomes of this investigation.

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

The licensing and availability of Buccolam follows its central approval in the European Union through the Pediatric Use Marketing Authorization (PUMA) in the fourth quarter of 2011. Buccolam is the first product approved using a PUMA, which is a type of centralized marketing authorization procedure requested for medicines already authorized but no longer covered by intellectual property rights and exclusively developed for use in children. In most European markets, the key competitors for Buccolam are typically either available generically or are used off label. There are a number of potential future competitors in the same or similar medical areas.

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

We are currently undertaking studies on the viability of subcutaneous administration of Cinryze. Studies using Halozyme’s recombinant human hyaluronidase enzyme (rHuPH20) technology, in combination with Cinryze are subject to laboratory sampling to monitor rHuPH20 antibody levels as a result of potential safety signals detected in the clinical development program of another company’s product being studied in combination with rHuPH20. The FDA may impose future clinical holds in the event studies conducted by us or other companies with rHuPH20 identify elevated antibody levels.

During the second quarter 2012, we announced the initiation of a Phase 2 program to evaluate maribavir for the treatment of CMV infections in transplant recipients. The planned program will consist of two independent Phase 2 clinical studies that will include subjects who have asymptomatic CMV, and those who have failed therapy with other anti-CMV agents. During the third quarter of 2012 we presented interim data from the Phase 2 open label clinical study being conducted in Europe evaluating maribavir as a treatment for patients with asymptomatic cases of CMV. Results from this study as well as data from a second Phase 2 open label study of maribavir as a treatment for patients with refractory cases of CMV will periodically be evaluated.

We are also developing VP20621 for the treatment and prevention of CDAD, and in May 2011 we initiated a Phase 2 dose-ranging clinical study. We presented interim data from this study during the third quarter of 2012 and currently expect completion during 2013. We anticipate that we will commence pre-clinical and clinical studies with VP20629 for the treatment of Friedreich’s Ataxia. There can be no assurance that our clinical programs with Cinryze, VP20621 and VP20629 will yield positive results or support further development. There can also be no assurance that the OBS development efforts at Meritage will yield positive results or support further development.

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

Our actual results could differ materially from those results expressed in, or implied by, our expectations and assumptions described in this Quarterly Report on Form 10-Q. The risks described in this report, our Form 10-Q for the quarter ended September 30, 2012, are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. Please also see our discussion of the “Risk Factors” as described in our Form 10-Q for the quarters ended March 31, 2012 and June 30, 2012, as well as our Form 10-K for the year ended December 31, 2011 in Item 1A, which describe other important matters relating to our business.

Results of Operations

Three and Nine Months Ended September 30, 2012 and 2011

	For the three months ended September 30,		For the nine months ended September 30,
(in thousands, except per share data)
	2012	2011	2012	2011
Net product sales	$91,004	$142,956	$321,444	$398,792

Cost of sales (excluding amortization of product rights)	$21,552	$20,115	$78,351	$60,293

Operating income (loss)	$(4,173)	$50,490	$38,735	$152,850

Net income (loss)	$(4,567)	$28,239	$11,222	$87,481
Net income (loss) per share:
Basic	$(0.07)	$0.38	$0.16	$1.15
Diluted	$(0.07)	$0.35	$0.16	$1.04

We incurred an operating loss of $4.2 million for the three months ended September 30, 2012 compared to operating income of $50.5 million during the same period in 2011. The decrease in operating income is driven primarily by the following: a decrease in net sales of $52.0 million period over period due to lower Vancocin revenues as a result of the entrance of generic vancomycin and the relative increase in the sales of our branded Vancocin into lower priced governmental programs; an increase of $1.4 million in cost of sales due to the mix effect of increased Cinryze volume coupled with reduced Vancocin volume and the royalty due to Genzyme for sales of Vancocin (including branded and authorized generic sales) and reduced margins from authorized generic vancomycin sales; and, an increase of $12.9 million in selling, general and administrative expenses primarily related to the growth of our global organization and our European commercialization efforts. Research and development expenses decreased $6.4 million in the three month period ended September 30, 2012 compared to the three month period in 2011 as increased spending associated with our CMV program and Plenadren was offset by a $3.0 million charge related to the achievement of a development milestone under our license arrangement with Halozyme and a $6.5 million upfront fee related to our license agreement with INS paid during the three month period ended September 30, 2011. Other operating expense in the three month periods ended September 30, 2012 and 2011 includes the expense associated with change in the fair value of the contingent consideration related to our acquisitions and $2.0 million in the three months ended September 30, 2012 related to non-refundable start up costs with no alternative future use paid to suppliers. Additionally, Other operating expense in the three months ended September 30, 2011 includes an $8.5 million impairment charge.

The $38.7 million in operating income for the nine months ended September 30, 2012 decreased $114.1 million compared to the same period in 2011. The primary drivers of this were lower net sales of $77.3 million due to lower Vancocin revenues; increased cost of sales of $18.1 million due to increased Cinryze sales volume; and increased selling, general and administrative expenses of $31.6 million due to our European commercialization efforts and the growth of our global organization. Research and development expenses decreased $5.2 million during the nine month period in 2012 as compared to the same period in 2011. Increased spending related to our Phase 2 study of subcutaneous administration of Cinryze in combination with rHuPH20 and increased spending in our CMV program during the nine months in 2012 was offset by a $9.0 million upfront fee related to our license arrangement with Halozyme, a $3.0 million charge related to the achievement of a development milestone under our license arrangement with Halozyme and a $6.5 million upfront fee related to our license agreement with INS paid during the nine months ended September 30, 2011. Other operating expenses in the nine month periods ended September 30, 2012 and 2011 includes the expense associated with change in the fair value of the contingent consideration related to our acquisitions and $2.0 million in 2012 related to non-refundable start up costs with no alternative future use paid to suppliers. Also included in Other operating expenses for the nine months ended September 30, 2011 are approximately $3.4 million of costs associated with the funding of Cinryze manufacturing enhancements at Sanquin and an $8.5 million impairment charge.

We sell Diamorphine in the UK, primarily to hospitals, through approved wholesalers. We began commercial sales of Cinryze and Buccolam in Europe during the fourth quarter of 2011. The revenues and operating income from these sales are not material to our consolidated revenues and operating income for 2012 or 2011.

Revenues

Revenues consisted of the following:

	For the three months ended September 30,		For the nine months ended September 30,
(in thousands)
	2012	2011	2012	2011
Net product sales
Cinryze	$85,260	$65,443	$230,065	$184,491
Vancocin	3,660	76,618	85,738	211,092
Other	2,084	895	5,641	3,209

Total revenues	$91,004	$142,956	$321,444	$398,792

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

In the US, we sell Cinryze to specialty pharmacy/specialty distributors (SP/SD’s) who then distribute to physicians, hospitals and patients, among others. In Europe, we sell Cinryze to wholesalers who then distribute the product principally to pharmacies and hospitals. We continue to work to expand our manufacturing capacity to ensure the availability of Cinryze to meet growing patient needs and believe our efforts will allow us to continue to meet this growing patient demand for the foreseeable future. In order to meet anticipated longer term demand, we submitted to the FDA a Prior Approval Supplement (PAS) in the second quarter of 2010. The PAS involves a larger scale manufacturing project to significantly increase the Cinryze production capabilities at Sanquin. In October 2010, the FDA issued a complete response letter regarding the Cinryze industrial scale manufacturing expansion activities. In the complete response letter the FDA has requested additional information related to observations from the pre-approval inspection and review of the technical processes. In February 2012, the FDA issued a second complete response letter which included three comments related to a portion of the cleaning validation for industrial scale manufacturing. On August 6, 2012, FDA approved our PAS to the Cinryze Biologics License Application (BLA) for industrial scale manufacturing which increases our manufacturing capacity of Cinryze. Since the first quarter of 2012, Cinryze inventory in the channel has been below normal levels. However, the approval of our supplement to the BLA for industrial scale manufacturing will increases our manufacturing capacity of Cinryze.

Our net sales of Cinryze during the three and nine months ended September 30, 2012 increased 30.3% and 24.7%, respectively, over the same periods in the prior year due to increased volume arising from an increased number of patients treated with Cinryze in the U.S. Included in this increase was approximately $1.6 million and $4.5 million of the Cinryze revenue in the EU during the three and nine months ended September 30, 2012, respectively. We had no European Cinryze revenue during the three and nine months ended September 30, 2011.

During the three month period ended September 30, 2012, net sales of Vancocin decreased 95.2% compared to the same period in 2011 due to the introduction of authorized generic vancomycin. During the nine months ended September 30, 2012, net sales of Vancocin decreased 59.4% compared to the same period in 2011 due to the introduction of authorized generic vancomycin.

We receive inventory data from our larger wholesalers through our fee for service agreements and our SP/SD’s through service agreements. We do not independently verify this data. Based on this inventory data and our estimates, we believe that for the three and nine months ended September 30, 2012, the wholesalers and SP/SD’s did not have excess channel inventory of our products.

Cost of sales (excluding amortization of product rights)

Cost of sales increased for the three months ended September 30, 2012 as compared to the three months ended September 30, 2011 by $1.4 million and increased for the nine months ended September 30, 2012 by $18.1 million compared to the nine months ended September 30, 2011. These increases are primarily due to the effect of the shift in product mix from decreased sales of higher margin

Vancocin to increased sales of lower margin Cinryze, and the royalty due to Genzyme for Vancocin sales which was not payable in 2011. We anticipate that our cost of sales, on a relative basis, will remain higher than historical levels due to the introduction of generic vancomycin and the reduction of our sales of Vancocin relative to our Cinryze sales along with the royalty due to Genzyme.

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

Research and development expenses were divided between our research and development programs in the following manner:

(in thousands)	For the three months ended September 30,		For the nine months ended September 30,
	2012	2011	2012	2011
Direct – Core programs
Non-toxigenic strain of C. difficle (VP20621)	$1,801	$2,017	$6,809	$6,186
Cinryze & C1 esterase inhibitor	3,365	6,380	12,627	19,724
VP-20629	445	6,500	708	6,500
CMV	1,689	422	4,135	683
Direct – Other Assets
Plenadren	428	—	862
Vancocin	1	68	51	118
New Initiatives	1,401	967	2,721	2,148
Other assets	173	67	479	383
Indirect
Development	7,244	6,506	20,175	18,028

Total	$16,547	$22,927	$48,567	$53,770

Direct Expenses – Core Development Programs

The costs of VP20621 in the three and nine months ended September 30, 2012 remained flat compared to the same periods in 2011 due to the cost of our Phase 2 clinical trial initiated during the second quarter of 2011, while the three and nine months in 2011 reflect the costs associated with our Phase 1 clinical trial.

Our costs associated with our Cinryze program decreased during the three and nine months ended September 30, 2012. The decrease in the third quarter of 2012 compared to the quarter in 2011 is primarily due to the delay of the costs associated with our Phase 2 study of subcutaneous administration of Cinryze in combination with rHuPH20 due to the FDA actions discussed below. The nine month comparison reflects an increase in development spending during the 2012 period as the costs associated with our Phase 2 study of subcutaneous administration of Cinryze in combination with rHuPH20 and the continuation of our life cycle programs was offset by the $9.0 million upfront payment we made in the second quarter of 2011 related to our entering into a license with Halozyme for the development of subcutaneous administration of Cinryze in combination with rHuPH20 for routine prophylaxis against attacks of HAE and a $3.0 million milestone payment made in the third quarter of 2011. On August 1, 2012 we were notified by the CBER division of the FDA that studies of the combination of Cinryze and rHuPH20 were being placed on temporary clinical hold. In light of this FDA action, we are preparing to commence a Phase 2 study that will evaluate the safety and efficacy of two different doses of the subcutaneous administration of Cinryze as a standalone therapy for which we received FDA clearance in 2011 of our Investigational New Drug (IND) application and the related Phase 2 clinical protocol to study subcutaneous administration of Cinryze without rHuPH20. On September 21, 2012, we announced that the FDA has provided guidance enabling us to resume clinical studies of the subcutaneous administration of Cinryze in combination with rHuPH20. The FDA informed us that based upon their ongoing assessment, the FDA believes the potential safety signals regarding antibodies to rHuPH20 that were detected in the clinical development program of another company’s product are limited to that specific program. According to Halozyme, the detected antibodies were non-neutralizing and not associated with any clinical adverse events. The FDA has advised us to amend the study protocol, allowing for increased laboratory sampling to monitor rHuPH20 antibody levels, and keep the FDA informed of elevated antibody levels during the treatment phase of the study. We intend to resume our studies of subcutaneous administration of Cinryze in combination with rHuPH20 and we will continue to evaluate the subcutaneous administration of Cinryze as a standalone therapy. As such we anticipate that costs associated with our Cinryze program to increase in future periods.

Our direct expenses related to our CMV program increased in the three and nine months ended September 30, 2012 compared to the same periods in 2011 as we initiated two Phase 2 clinical studies to evaluate maribavir for the treatment of CMV infections in transplant recipients.

Our direct expenses related to our VP20629, being developed for the treatment of Friedreich’s Ataxia (FA), decreased during the three and nine months ended September 30, 2012 compared to the same periods as we paid a $6.5 million up-front licensing fee during the third quarter of 2011.

Direct Expenses – Other Assets

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

Selling, general and administrative expenses

Selling, general and administrative expenses (SG&A) increased for the three months ended September 30, 2012 by $12.9 million compared to the same period in the prior year primarily due to increases in compensation expense and employee cost of $6.8 million, increased corporate cost of $2.4 million, higher marketing expenses of $1.4 million and higher other miscellaneous costs of $1.2 million. For the nine months ended September 30, 2012, SG&A increased $31.6 million compared to the same period in 2011 primarily driven by increased compensation expense and employee cost of $18.1 million, increased marketing expenses of $2.8 million, increased corporate cost of $6.3 million and increased other miscellaneous costs of $4.3 million.

Our European commercialization efforts and the growth of our global organization are predominant reasons for the overall increase in SG&A in both periods. We anticipate that our SG&A spending will continue to increase in future periods as we continue our commercialization and expansion efforts outside the United States.

Intangible amortization

Intangible amortization for the three and nine months ended September 30, 2012 was $8.8 million and $26.4 million, respectively, as compared to $7.2 million and $23.3 million, respectively, for the same periods in 2011. The increase is due to the amortization of our Buccolam and Plenadren assets during the 2012 periods.

Other operating expenses

The change during the three and nine months ended September 30, 2012 compared to the same periods during 2011 is primarily due to the charges to income resulting from the re-measurement of the fair values of the contingent consideration liabilities incurred as part of our acquisitions. Additionally, included in the three and nine months ended September 30, 2012 are expenses of $2.0 million related to non-refundable start up costs paid to suppliers. Also included in other operating expenses for the three and nine months ended September 30, 2011 is an impairment charge of approximately $8.5 million and the nine months ended September 30, 2011 include approximately $3.4 million of costs associated with the funding of Cinryze manufacturing enhancements at Sanquin.

Other Income (Expense)

Interest Income

Interest income for three and nine months ended September 30, 2012 and 2011 was $0.1 million and $0.1 million and $0.4 million and $0.5 million, respectively.

Interest Expense

	For the three months ended September 30,		For the nine months ended September 30,
(in thousands)	2012	2011	2012	2011
Interest expense	$1,204	$1,080	$3,612	$3,129
Amortization of debt discount	2,091	1,933	6,179	5,713
Amortization of finance costs	234	129	703	323

Total interest expense	$3,529	$3,142	$10,494	$9,165

Interest expense during the first nine months of 2012 consists of interest on our senior convertible notes and also commitment fees on the unused credit facility while the first nine months of 2011 consists of only interest on our senior convertible notes. The amortization of debt discount relates solely to the senior convertible notes in all periods and the amortization of finance costs during the three and nine months ended September 30, 2012 relates to the amortization of debt issue cost on both the senior convertible notes and the $200 million credit facility while the amount in the three and nine months ended September 30, 2011 relates solely to the senior convertible notes.

Other (expense) income, net

Our other income (expense), net, includes foreign exchange gains and losses in the three and nine month periods ended September 30, 2012 and 2011. Additionally, the three and nine months ended September 30, 2012 includes approximately $1.1 million and $2.7 million, respectively, of amortization expense of the deferred asset related to the Meritage transaction.

Income Tax Expense

Our income tax expense (benefit) was ($4.2) million and $16.3 million for the quarters ended September 30, 2012 and 2011, respectively and $12.7 million and $57.1 million for the nine months ended September 30, 2012 and September 30, 2011, respectively. Our income tax expense (benefit) includes federal, state and foreign income taxes at statutory rates and the effects of various permanent differences.

Our effective tax rates for the nine months ended September 30, 2012 and September 30, 2011, were 53.0% and 39.5%, respectively.

The effective tax rates for the nine month periods ended September 30, 2012 and 2011 are higher than the statutory U.S. tax rate due to state income taxes, certain share-based compensation that is not tax deductible and an increase in the fair value of contingent consideration that is also not deductible for tax purposes. In addition, the effective tax rate for the nine months ended September 30, 2012 is higher than the statutory U.S. tax rate due to foreign losses on which no tax benefit is provided or on which the tax benefit is less than the U.S. statutory tax rate and non-deductible amortization expense. These increases to the effective tax rate are partially offset by tax benefits related to orphan drug credits, manufacturing deductions and charitable contributions. Tax expense (benefit) for the quarters ended September 30, 2012 and 2011 are a combination of the nine month effective tax rate and adjustments for changes in the effective tax rate from the prior quarters.

We anticipate that our effective tax rate will continue to be higher than normal in 2012 and will continue to vary based on the operating results of each legal entity and actual permanent differences. Our effective tax rates in future years will depend primarily on our foreign operating results and should decline if our product launches are successful and generate profits.

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

We began the commercial sales of Buccolam and Cinryze in Europe during the fourth quarter of 2011. Although we began commercial sales of Cinryze and Buccolam in Europe during the fourth quarter of 2011, the revenues and operating income from these sales are not material to our consolidated revenues and operating income for 2011 or the first nine months of 2012 and there are no assurances that there will be growing demand for products in Europe or we will be successful in our commercialization efforts in Europe or any other territories we have the rights to sell these drug products.

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

The approval of generic copies of Vancocin has and will continue to adversely impact sales of our Vancocin brand prescription products and have a negative impact on our financial condition and results of operations, including causing a significant decrease in our revenues, operating income and cash flows compared to historical levels. The number of generic competitors ultimately approved by the FDA will impact future sales of Vancocin.

Our ability to generate positive cash flow is also impacted by the timing of anticipated events in our Cinryze, VP20621, maribavir, VP20629, Plenadren and other development programs, including the timing of our expansions into other territories and the costs of our anticipated commercial activities, the scope of the clinical trials required by regulatory authorities, results from clinical trials, the results of our product development efforts, including the OBS development efforts at Meritage and variations from our estimate of future direct and indirect expenses.

The cash flows we have used in operations historically have been applied to research and development activities, marketing and commercial efforts, business development activities, general and administrative expenses, debt service, and income tax payments. Bringing drugs from the preclinical research and development stage through phase 1, phase 2, and phase 3 clinical trials and FDA and/or EMA regulatory approval is a time consuming and expensive process. Because we have product candidates that are currently in the clinical stage of development, there are a variety of events that could occur during the development process that will dictate the course we must take with our drug development efforts and the cost of these efforts. As a result, we cannot reasonably estimate the costs that we will incur through the commercialization of any product candidate. However, our future costs may exceed current costs as we anticipate we will continue to invest in our pipeline, including our initiative to develop VP20621 (non-toxigenic strains of C. difficile), maribavir, VP20629, any additional studies to identify additional therapeutic uses and expand the labeled indication for Cinryze to potentially include other C1 mediated diseases as well as new modes of administration for Cinryze. Also, we will incur additional costs as we intend to seek to commercialize Cinryze, Buccolam and Plenadren in Europe in countries where we have distribution rights and certain other countries as well as conduct studies to identify additional C1 mediated diseases, such as AMR, and may conduct clinical studies in additional indications in the future, which may be of interest for further clinical development.

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

During the second quarter of 2012, we recognized cumulative sales of Cinryze in excess of the $600 million threshold; accordingly, we recorded the liability in the second quarter of 2012 with a corresponding increase to goodwill. We made this CVR payment along with certain other contingent acquisition related payments totaling approximately $91.4 million in the third quarter of 2012 and will make an additional payment of approximately $0.9 million in the fourth quarter of 2012. These payments, net of related tax benefits, are reflected as an increase to goodwill of approximately $86.4 million.

On March 14, 2008, we entered into a lease for our corporate office building. The lease agreement had a term of 7.5 years from the commencement date. On August 29, 2012, we entered into an amended and restated lease (the Amended Lease) to expand the corporate headquarters. The Amended Lease expires fifteen years from the “commencement date”, which will occur when the landlord has substantially completed the expansion, including any tenant improvements. We currently expect the commencement date to occur during the fourth quarter of 2013. We will continue to make the scheduled lease payments for the existing building through the commencement date. At September 30, 2012, our minimum lease payments under the Amended Lease total approximately $32.8 million. Upon the commencement date the lease payments will escalate annually based upon a consumer price index specified in the lease.

We have the option to renew the lease for two consecutive terms for up to a total of ten years at fair market value, subject to a minimum price per square foot. The first renewal term may be for between three and seven years, at our option, and the second renewal term may be for ten years less the length of the first renewal term. Under the terms of the Amended Lease, the landlord is responsible for the cost of construction of the core and shell of the expansion, as defined in the lease, which it will “deliver” to us when complete. We will be responsible for the “fit out “of the core and shell necessary for us to occupy the expanded building.

ASC 840, Leases, is the authoritative literature related to accounting for leases. Based on the results of the lease classification tests we have concluded that the Amended Lease qualifies as an operating lease. However, the lease arrangement involves the construction of expanded office space where we are involved in the design and construction of the expanded space and have the obligation to fund the tenant improvements to the expanded structure and to lease the entire building following completion of construction. This arrangement is referred to as build-to suit lease. We have concluded that under the guidance of ASC 840-55-15, we are considered the owner of the construction project for accounting purposes and must record a construction in progress asset (CIP) and a corresponding financing obligation for the construction costs funded by the landlord. We anticipate to begin recording the CIP asset and a corresponding financing obligation during the first quarter of 2013 when construction is anticipated to start. Once the construction is complete we will depreciate the core and shell asset over 30 years. A portion of the lease payments will be reflected as principal and interest payments on the financing obligation.

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

Capital Resources

While we anticipate that cash flows from Cinryze, our current cash, cash equivalents and short-term investments (collectively referred to as our cash) and revolving credit facility should allow us to fund our ongoing development and operating costs, as well as our interest payments and future milestone payments or acquisition costs, we may need additional financing in order to expand our product portfolio. At September 30, 2012, we had cash, cash equivalents and short-term investments of $303.6 million. Short-term investments consist of high quality fixed income securities with remaining maturities of greater than three months at the date of purchase and high quality debt securities or obligation of departments or agencies of the United States. At September 30, 2012, the annualized weighted average nominal interest rate on our short-term investments was 0.45% and the weighted average length to maturity was 10.8 months. At September 30, 2012, we also had $200 million available under our revolving credit agreement. As of the date of this filing, we have not drawn any amounts under the Credit Facility and are in compliance with our covenants. However, because of the negative impact of approval of generic vancomycin on our operating results and the resulting effect on certain covenants, the availability under the facility may be limited at times.

At September 30, 2012, approximately $110.0 million of our cash and availability under the credit agreement is subject to the minimum liquidity covenant, as defined in our credit agreement.

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

Overall Cash Flows

During the nine months ended September 30, 2012, we generated $74.8 million of net cash from operating activities, primarily from our net income after adjustments for non-cash items, and the net decrease in accounts receivable and inventories offset by the increase in other assets. Cash used in investing activities of $63.3 million resulted primarily from the payment of the contingent consideration related to the Lev acquisition and purchase of investments partly offset by maturities of short-term investments. Our net cash used in financing activities for the nine months ended September 30, 2012 was $137.3 million which relates to the common stock repurchases under our share repurchase program net of proceeds and excess tax benefits from stock option exercises. During the nine months ended September 30, 2011, we generated $121.6 million of net cash from operating activities, primarily from our net income after adjustments for non-cash items, including the charge for the intangible assets impairment, partly offset by our net increase in working capital and our payment of the Auralis contingent consideration. We used $52.2 million of cash from investing activities mainly in the purchase of short-term investments, net of investment maturities. Our net cash used in financing activities for the nine months ended September 30, 2011 was $154.8 million, primarily attributable to the repurchases of our common stock and our payment of the Auralis contingent consideration.

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

Core Development Programs

Cinryze – We acquired Cinryze in October 2008 and through September 30, 2012 have spent approximately $55.4 million in direct research and development costs related to Cinryze since acquisition. During 2012, we continue to expect research and development costs related to Cinryze to increase as we complete our Phase 4 commitment and evaluate additional indications, formulations and territories including our efforts on the C1 esterase inhibitor/rHuPH20 combination sub-subcutaneous formulation and AMR. We are solely responsible for the costs of Cinryze development. In the first quarter of 2012, we completed a Phase 2 study to evaluate the safety, and pharmacokinetics and pharmacodynamics of subcutaneous administration of Cinryze in combination with rHuPH20 and announced the presentation of positive data. On August 1, 2012 we were notified by the CBER division of the FDA that studies of the combination of Cinryze and rHuPH20 were being placed on temporary clinical hold. In light of this FDA action, we are preparing to commence a Phase 2 study that will evaluate the safety and efficacy of two different doses of the subcutaneous administration of Cinryze as a standalone therapy for which we received FDA clearance in 2011 of our Investigational New Drug (IND) application and the related Phase 2 clinical protocol to study subcutaneous administration of Cinryze without rHuPH20. On September 21, 2012 we announced that the FDA has provided guidance enabling us to resume clinical studies of the subcutaneous administration of Cinryze in combination with rHuPH20. We intend to resume our studies of subcutaneous administration of Cinryze in combination with rHuPH20 and we will continue to evaluate the subcutaneous administration of Cinryze as a standalone therapy. As such we anticipate that costs associated with our Cinryze program to increase in future periods.

VP20621 – We acquired VP20621 in February 2006 and through September 30, 2012 have spent approximately $38.4 million in direct research and development costs. For the remainder of 2012, we expect our research and development activities related to VP20621 to increase as we continue our development program and in May 2011, we initiated a Phase 2 dose-ranging clinical study to evaluate the safety, tolerability, and efficacy of VP 20621 for prevention of recurrence of CDAD in adults previously treated for CDAD. We presented interim data from this study during the third quarter of 2012. Based on the interim data, we will stop enrolling patients in December 2012 and anticipate having the complete data in 2013. We are solely responsible for the costs of VP20621 development.

CMV program – We acquired the rights to maribavir in September 2003 and through September 30, 2012 have spent approximately $104.5 million in direct research and development costs. For the remainder of 2012, we expect our research and development activities related to maribavir to increase. During the second quarter of 2012, we announced the initiation of a Phase 2 program to evaluate maribavir for the treatment of CMV infections in transplant recipients. The planned program will consist of two independent Phase 2 clinical studies that will include subjects who have asymptomatic CMV, and those who have failed therapy with other anti-CMV agents. During the third quarter of 2012 we presented interim data from the Phase 2 open label clinical study being conducted in Europe evaluating maribavir as a treatment for patients with asymptomatic cases of CMV. Results from this study as well as data from a second Phase 2 open label study of maribavir as a treatment for patients with refractory cases of CMV will periodically be evaluated.

VP20629 – On September 30, 2011, we entered into a license agreement for the worldwide rights of Intellect Neurosciences, Inc. (INS) to its clinical stage drug candidate, VP20629, being developed for the treatment of Friedreich’s Ataxia (FA), a rare, hereditary, progressive neurodegenerative disease. In a Phase 1 safety and tolerability study conducted in the Netherlands, VP20629 was demonstrated to be safe and well tolerated at all dose levels tested. We expect to initiate a study in patients by the second half of 2013. We intend to file for Orphan Drug Designation upon review of the phase 2 proof of concept data. Under the terms of the agreement, we have exclusive worldwide rights to develop and commercialize VP20629 for the treatment, management or prevention of any disease or condition covered by Intellect’s patents. We paid INS a $6.5 million up-front licensing fee and may pay additional milestones up to $120 million based upon defined events. We will also pay a tiered royalty of up to a maximum percentage of low teens, based on annual net sales. We are solely responsible for the costs of VP20629 development.

Other Assets

Vancocin – We acquired Vancocin in November 2004 and through September 30, 2012 have spent approximately $3.2 million in direct research and development costs related to Vancocin activities since acquisition. As a result of the FDA approval of generic versions of oral vancomycin, we do not anticipate any future research and development expenses related to Vancocin.

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

During the second quarter of 2012, Meritage completed the delivery of all the documents and notifications needed to satisfy the conditions of the First Option Milestone, as defined in the agreement. As a result of achieving this milestone we made a $5.0 million milestone payment in the third quarter of 2012 and increased the carrying value of our cost method investment. We retain the option to provide Meritage up to an additional $7.5 million for the development of OBS. Meritage will utilize the funding to conduct additional Phase 2 clinical assessment of OBS. If we exercise our option to acquire Meritage, we have agreed to pay $69.9 million for all of the outstanding capital stock of Meritage. Meritage stockholders could also receive additional payments of up to $175 million, upon the achievement of certain clinical and regulatory milestones.

On November 15, 2011, we acquired a 100% ownership interest in DuoCort Pharma AB (DuoCort), a private company based in Helsingborg, Sweden focused on improving glucocorticoid replacement therapy for treatment of adrenal insufficiency (AI). We paid approximately 213 million Swedish Krona (SEK) or approximately $32.1 million in upfront consideration. We have also agreed to make additional payments ranging from SEK 240 million up to SEK 860 million or approximately $37 million to $131 million, contingent on the achievement of certain milestones. Up to SEK 160 million or approximately $24 million of the contingent payments relate to specific regulatory milestones; and up to SEK 700 million or approximately $107 million of the contingent payments are related to commercial milestones based on the success of the product.

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

Share Repurchase Program

On March 9, 2011, our Board of Directors authorized the use of up to $150 million to repurchase shares of our common stock and/or our 2% Senior Convertible Notes due 2017. On September 14, 2011, our Board of Directors authorized the use of up to an additional $200 million to repurchase shares of our common stock and/or our 2% Senior Convertible Notes due 2017. On September 7, 2012, our Board of Directors authorized the use of up to an additional $200 million to repurchase shares of our common stock and/or our 2% Senior Convertible Notes due 2017. Purchases may be made by means of open market transactions, block transactions, privately negotiated purchase transactions or other techniques from time to time.

During 2011, we reacquired approximately 9.2 million shares at a cost of approximately $169.7 million or an average price of $18.52 per share.

During the first nine months of 2012, through open market purchases, we reacquired approximately 5.8 million shares at a cost of approximately $151.9 million or an average price of $26.38 per share.

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

As of September 30, 2012 senior convertible notes representing $205.0 million of principal debt are outstanding with a carrying value of $159.6 million and a fair value of approximately $363.4 million, based on the level 2 valuation hierarchy of the fair value measurements standard.

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

The senior convertible notes were convertible into shares of our common stock during the second quarter of 2012 at the election of the holders as the last reported sale price of our common stock for the 20 or more trading days in the 30 consecutive trading days ending on March 30, 2012 exceeded 130% of the conversion price, $18.87 per share, in effect on March 30, 2012. No notes were converted during the second quarter and the notes were not convertible during the third quarter of 2012, as none of the contingent conversion criteria described above was met as of June 30, 2012. However, the senior convertible notes are convertible into shares of our common stock during the fourth quarter of 2012 at the election of the holders as the last reported sale price of our common stock for the 20 or more trading days in the 30 consecutive trading days ending on September 28, 2012 exceeded 130% of the conversion price, $18.87 per share, in effect on September 30, 2012.

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

At September 30, 2012, approximately $110.0 million of our cash and availability under the credit agreement is subject to the minimum liquidity covenant (iv), described above.

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

Contractual Obligations

We have commitments to purchase a minimum number of liters of plasma per year through 2017 from our suppliers. Additionally, we are required to purchase a minimum number of units from our third party toll manufacturers. The total minimum purchase commitments for these continuing arrangements as of September 30, 2012 are approximately $490.2 million.

On March 14, 2008, we entered into a lease for our corporate office building. The lease agreement had a term of 7.5 years from the commencement date. On August 29, 2012, we entered into an amended and restated lease (the Amended Lease) to expand the corporate headquarters. The Amended Lease expires fifteen years from the “commencement date”, which will occur when the landlord has substantially completed the expansion, including any tenant improvements. We currently expect the commencement date to occur during the fourth quarter of 2013. Upon the commencement date the lease payments will escalate annually based upon a consumer price index specified in the lease.

At September 30, 2012, our minimum lease payments under the Amended Lease total approximately $32.8 million.

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

Our summary of significant accounting policies is described in Note 2 to our Consolidated Financial Statements contained in our Annual Report on Form 10-K for the year ended December 31, 2011. However, we consider the following policies and estimates to be the most critical in understanding the more complex judgments that are involved in preparing our consolidated financial statements and that could impact our results of operations, financial position, and cash flows:

•

Product Sales – Our net sales consist of revenue from sales of our products, Vancocin branded and authorized generic product, Cinryze, Buccolam and Diamorphine, less estimates for chargebacks, rebates, distribution service fees, returns and losses. We recognize revenue for product sales when title and risk of loss has passed to the customer, which is typically upon delivery to the customer, when estimated provisions for chargebacks, rebates, distribution service fees, returns and losses are reasonably determinable, and when collectability is reasonably assured. Revenue from the launch of a new or significantly unique product may be deferred until estimates can be made for chargebacks, rebates and losses and all of the above conditions are met and when the product has achieved market acceptance, which is typically based on dispensed prescription data and other information obtained during the period following launch.

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

Chargebacks and rebates are the most subjective sales related accruals. While we currently have no contracts with private third party payors, such as HMO’s, we do have contractual arrangements with governmental agencies, including Medicaid. We establish accruals for chargebacks and rebates related to these contracts in the period in which we record the sale as revenue. These accruals are based upon historical experience of government agencies’ market share, governmental contractual prices, our current pricing and then-current laws, regulations and interpretations. We analyze the accrual at least quarterly and adjust the balance as needed. These analyses have been adjusted to reflect the U.S. healthcare reform acts and their affect on governmental contractual prices and rebates. We believe that a 10% change in our estimate of the actual rate of sales subject to governmental rebates would affect our operating income and accruals by approximately $2.0 million in the period of adjustment.

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

•

Impairment of Long-lived Assets – We test our long-lived fixed and intangible assets for recoverability whenever events occur or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. The impairment test is a two-step test. Under step one we assess the recoverability of an asset (or asset group). The carrying amount of an asset (or asset group) is not recoverable if it exceeds the sum of the undiscounted cash flows expected from the use and eventual disposition of the asset (or asset group). The impairment loss is measured in step two as the difference between the carrying value of the asset (or asset group) and its fair value. Assumptions and estimates used in the evaluation of impairment may affect the carrying value of long-lived assets, which could result in impairment charges in future periods. Such assumptions include, for example, projections of future cash flows and the timing and number of generic/competitive entries into the market, in determining the undiscounted cash flows, and if necessary, the fair value of the asset and whether impairment exists. These assumptions are subjective and could result in a material impact on operating results in the period of impairment.

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

•

Share-Based Payments – We record the estimated grant date fair value of awards granted as stock-based compensation expense in our consolidated statements of operations over the requisite service period, which is generally the vesting period.

•

Income Taxes – Our annual effective tax rate is based on pre-tax earnings, enacted tax laws and statutory tax rates, determination of manufacturing income and related deduction limits, limitations on the use of tax credits and net operating loss carryforwards, evaluation of qualified expenses related to the orphan drug credit and tax planning opportunities available in the jurisdictions in which we operate. Significant judgment is required in determining our effective tax rate.

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

•

Acquisition Accounting – The application of the purchase accounting requires certain estimates and assumptions especially concerning the determination of the fair values of the acquired intangible assets and property, plant and equipment as well as the liabilities assumed at the date of the acquisition. Moreover, the useful lives of the acquired intangible assets, property, plant and equipment have to be determined.

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

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

Our holdings of financial instruments are primarily comprised of money market funds holding only U.S. government securities and fixed income securities, including a mix of corporate debt and government securities. All such instruments are classified as securities available for sale. Our debt security portfolio represents funds held temporarily pending use in our business and operations. We manage these funds accordingly. Our primary investment objective is the preservation of principal, while at the same time optimizing the generation of investment income. We seek reasonable assuredness of the safety of principal and market liquidity by investing in cash equivalents (such as Treasury bills and money market funds) and fixed income securities (such as U.S. government and agency securities, municipal securities, taxable municipals, and corporate notes) while at the same time seeking to achieve a favorable rate of return. Our market risk exposure consists principally of exposure to changes in interest rates. Our holdings are also exposed to the risks of changes in the credit quality of issuers. We generally invest in financial instruments with maturities of less than one year. The carrying amount, which approximates fair value based on the Level 1 valuation hierarchy of the fair value measurement standard, and the annualized weighted average nominal interest rate of our investment portfolio at September 30, 2012, was approximately $97.9 million and 0.45%, respectively. The weighted average length to maturity was 10.8 months. A one percent change in the interest rate would have resulted in a $0.2 million impact to interest income for the quarter ended September 30, 2012.

At September 30, 2012, we had principal outstanding of $205.0 million of our senior convertible notes. The senior convertible notes bear interest at a rate of 2% per annum, payable semi-annually in arrears on March 15 and September 15 of each year commencing on September 15, 2007. The senior convertible notes are convertible into shares of our common stock at an initial conversion price of $18.87 per share. The senior convertible notes may only be converted: (i) anytime after December 15, 2016; (ii) during the five business-day period after any five consecutive trading day period (the “measurement period”) in which the price per note for each trading day of that measurement period was less than 98% of the product of the last reported sale price of our common stock and the conversion rate on each such day; (iii) during any calendar quarter (and only during such quarter) after the calendar quarter ending June 30, 2007, if the last reported sale price of our common stock for 20 or more trading days in a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter exceeds 130% of the applicable conversion price in effect on the last trading day of the immediately preceding calendar quarter; or (iv) upon the occurrence of specified corporate events. Upon conversion, holders of the senior convertible notes will receive shares of common stock, subject to our option to irrevocably elect to settle all future conversions in cash up to the principal amount of the senior convertible notes, and shares for any excess. We can irrevocably elect this option at any time on or prior to the 35th scheduled trading day prior to the maturity date of the senior convertible notes. The senior convertible notes may be required to be repaid on the occurrence of certain fundamental changes, as defined in the senior convertible notes. As of September 30, 2012, the fair value of the principal of the $205.0 million convertible senior notes outstanding was approximately $363.4 million, based on the Level 2 valuation hierarchy of the fair value measurements standard. The carrying value of the debt at September 30, 2012 is $159.6 million.

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

The senior convertible notes were convertible into shares of our common stock during the second quarter of 2012 at the election of the holders as the last reported sale price of our common stock for the 20 or more trading days in the 30 consecutive trading days ending on March 30, 2012 exceeded 130% of the conversion price, $18.87 per share, in effect on March 30, 2012. No notes were converted during the second quarter and the notes were not convertible during the third quarter of 2012, as none of the contingent conversion criteria described above was met as of June 30, 2012. However, the senior convertible notes are convertible into shares of our common stock during the fourth quarter of 2012 at the election of the holders as the last reported sale price of our common stock for the 20 or more trading days in the 30 consecutive trading days ending on September 28, 2012 exceeded 130% of the conversion price, $18.87 per share, in effect on September 30, 2012.

Additionally, if we were to utilize amounts under our revolving credit facility, we could be exposed to interest rate risk.

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer, or CEO, and our Chief Financial Officer, or CFO, of the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of September 30, 2012. Based on that evaluation, our management, including our CEO and CFO, concluded that as of September 30, 2012 our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to the Company’s management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the third quarter of 2012, there were no significant changes in our internal control over financial reporting identified in connection with the evaluation of such controls that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

On May 17, 2012, a class action complaint was filed in the United States District Court for the Eastern District of Pennsylvania naming as defendants ViroPharma Incorporated and Vincent J. Milano. The complaint alleges, among other things, possible securities laws violations by the defendants in connection with certain statements made by the defendants related to the Company’s Vancocin product. On October 19, 2012, the complaint was amended to include additional officers of the Company as named defendants and allege additional information as the basis for the claim. The defendants believe that the allegations in the class action complaint are without merit and intend to defend the lawsuit vigorously; however, there can be no assurance regarding the ultimate outcome of this lawsuit.

On April 13, 2012, we filed a complaint for declaratory and injunctive relief with the United States District Court for the District of Columbia against the Food and Drug Administration, Margaret A. Hamburg, M.D., in her official capacity as Commissioner of Food and Drug Administration, the United States Department of Health and Human Services, and Kathleen Sebelius, in her official capacity as Secretary of HHS. The complaint seeks to set aside under the Administrative Procedure Act the FDA’s denial of our petition for stay of action and the FDA’s approval of three Abbreviated New Drug Applications for generic versions of Vancocin® (vancomycin hydrochloride) capsules. Concurrent with the filing of the complaint, we filed a motion for a temporary restraining order and/or a preliminary injunction, which the District Court denied on April 23, 2012. Adjudication of the merits of this lawsuit remains pending, with briefing on the parties’ cross-motions for summary judgment scheduled to be completed on November 5, 2012.

On April 6, 2012, we received a notification that the Federal Trade Commission (FTC) is conducting an investigation into whether we engaged in unfair methods of competition with respect to Vancocin. On August 3, 2012, we received a Civil Investigative Demand from the FTC requesting additional information related to this matter. The existence of an investigation does not indicate that the FTC has concluded that we have violated the law, and we do not believe that we have engaged in unfair methods of competition with respect to Vancocin. We intend to continue to cooperate with the FTC investigation; however, at this time we cannot assess potential outcomes of this investigation.

From time to time we are a party to litigation in the ordinary course of our business and may become a party to additional litigation in the future as several law firms have issued press releases indicating that they are commencing investigations concerning whether the Company and certain of its officers and directors have violated laws. We do not believe these matters, even if adversely adjudicated or settled, would have a material adverse effect on our financial condition, results of operations or cash flows.

ITEM 1A.	Risk Factors

We are providing the following information regarding changes that have occurred to previously disclosed risk factors from our Annual Report on Form 10-K for the year ended December 31, 2011. In addition to the other information set forth below and elsewhere in this report, you should carefully consider the factors discussed under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011 and our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2012 and June 30, 2012. The risks described in our Quarterly Report on Form 10-Q are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

We may be required to take a significant non-cash impairment charge related to Vancocin related intangible assets. If we are required to take an impairment charge related to these intangible assets, our financial position and results of operations would be adversely affected.

The approval of generic copies of Vancocin has and will continue to adversely impact our revenues, operating results and cash flows during the remainder of 2012 and in future periods. Following the approval of generic versions of oral vancomycin we tested the Vancocin intangible assets for impairment as of March 31, 2012. There was no impairment of these intangible assets as of March 31, 2012. During the third quarter of 2012, we experienced larger than anticipated erosions in the sales volume, market share and pricing of both our branded and authorized generic vancomycin. This coupled with the entrance of a fourth generic competitor prompted us to perform step one of the impairment test as of September 30, 2012. We performed step one of the impairment test and there was no impairment of these intangible assets as of September 30, 2012. However, should future events occur that cause further reductions in forecasted revenue or operating results we would incur an impairment charge, which would be significant relative to the carrying value of the intangible assets as of September 30, 2012.

Covenants in our Credit Facility will limit our ability to borrow which may restrict our business.

The Credit Facility contains financial convents that can limit our ability to borrow under the credit facility. As of the date of this filing, we have not drawn any amounts under the Credit Facility and are in compliance with our covenants. As a result of the negative impact of the approval of generic vancomycin on our operating results, we project that these covenants will limit our ability to borrow the full $200 million provided under Credit Facility during portions of 2013 and 2014. Limitations on our ability to borrow under the Credit Agreement could impact our liquidity and limit our ability to fund general corporate requirements, such as research and development expenses, or to make acquisitions.

The Credit Facility also subjects us to various covenants that limit our ability and/or our restricted subsidiaries’ ability to, among other things:

•	incur or assume liens or additional debt or provide guarantees in respect of obligations of other persons;

•	pay dividends or distributions or redeem or repurchase capital stock;

•	prepay, redeem or repurchase debt;

•	make loans, investments and capital expenditures;

•	enter into agreements that restrict distributions from our subsidiaries;

•	sell assets and capital stock of our subsidiaries;

•	enter into certain transactions with affiliates; and

•	consolidate or merge with or into, or sell substantially all of our assets to, another person.

A breach of any of these covenants could result in a default under our Credit Facility.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Below is a summary of stock repurchases for the three months ended September 30, 2012:

Month	Total Number of Shares Purchased(1)	Average Price Paid per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs (in thousands)
July 1 – July 31	—	$—	—	$108,816
August 1 – August 31	2,796,594	$26.03	2,796,594	$36,016
September 1 – September 30	274,397	$27.60	274,397	$228,444

Total	3,070,991	$26.17	3,070,991

(1)	In September 2011, our Board of Directors authorized up to $200.0 million for repurchases of ViroPharma Incorporated’s outstanding shares of common stock or 2% senior convertible notes due 2017. On September 7, 2012, our Board of Directors authorized the use of up to an additional $200 million to repurchase shares of our common stock and/or our 2% Senior Convertible Notes due 2017. The authorizations authorize management to repurchase shares in the open market, in block transactions, in private transactions or other techniques from time to time, depending on market conditions.

During the first nine months of 2012, through open market purchases, we reacquired approximately 5.8 million shares at a cost of approximately $151.9 million or an average price of $26.38 per share.

(2)	The Average Price Paid per Share is based on the price paid per share in the open market. The average price was determined based on the volume weighted-average-price of our stock during the day the repurchases had occurred.

During the period covered by this report, we did not sell any of our equity shares that were not registered under the Securities Act of 1933, as amended.

ITEM 6. Exhibits

List of Exhibits:

10.1*	Amended and Restated Lease, dated August 29, 2012, by and between ViroPharma Incorporated, 730 Stockton Drive Associates, LP and The Hankin Group.

10.2*†	Strategic Supply Agreement dated as of September 24, 2012, by and between ViroPharma Biologics, Inc., a wholly-owned subsidiary of ViroPharma Incorporated, and Biotest Pharmaceuticals Corporation.

10.3*	ViroPharma Incorporated Amended and Restated 2005 Equity Incentive Plan

31.1*	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial information from this Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2012, formatted in XBRL (Extensible Business Reporting Language) and furnished electronically herewith: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Comprehensive Income (Loss) (iv) the Consolidated Statements of Stockholders’ Equity; (v) the Consolidated Statements of Cash Flows; and, (vi) the Notes to the Consolidated Financial Statements.

*	Filed herewith.

†	Portions of this exhibit were omitted and filed separately with the Secretary of the Commission pursuant to an application for confidential treatment filed with the Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VIROPHARMA INCORPORATED

Date: October 25, 2012	By:	/s/ Vincent J. Milano
Vincent J. Milano President and Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Charles A. Rowland, Jr.
Charles A. Rowland, Jr. Vice President, Chief Financial Officer (Principal Financial Officer)

	By:	/s/John J. Kirby
John J. Kirby Vice President, Chief Accounting Officer (Principal Accounting Officer)