Form 10-Q
period 2013-03-31
VIROPHARMA INC
filed 2013-05-01
CIK 946840

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes  ☐ No ☒

Number of shares outstanding of the issuer’s Common Stock, par value $.002 per share, as of April 22, 2013: 65,311,063 shares.

VIROPHARMA INCORPORATED

ViroPharma,” “ViroPharma” plus the design, “Cinryze”, CinryzeSolutions and”Vancocin” are trademarks and service marks of ViroPharma or its licensors. We have obtained trademark registration in the United States for the marks in connection with certain products and services. All other brand names or trademarks appearing in this Quarterly Report on Form 10-Q are the property of others.

Unless the context requires otherwise, references in this report to “we,” “our,” “us,” “Company” and “ViroPharma” refer to ViroPharma Incorporated and its subsidiaries.

FORWARD-LOOKING STATEMENTS

Statements contained or incorporated by reference in this document contain information that includes or is based on “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. These statements, including expected future revenue growth drivers; clinical development timelines expected future cost estimates;  expected manufacturing capacities; expected continued patient growth; potential to identify a partner for VP20621;  expected tax rates and expected sources and uses of liquidity, are subject to risks and uncertainties. Forward-looking statements include the information concerning our possible or assumed results of operations. We have tried, whenever possible, to identify such statements by words such as “believes,” “expects,” “anticipates,” “intends,” “estimates,” “plan,” “projected,” “forecast,” “will,” “may” or similar expressions. We have based these forward-looking statements on our current expectations and projections about the growth of our business, our financial performance and the development of our industry. Because these statements reflect our current views concerning future events, these forward-looking statements involve risks and uncertainties. Investors should note that many factors, as more fully described in Item 1A under the caption “Risk Factors” in this document, supplement, and as otherwise enumerated herein, could affect our future financial results and could cause our actual results to differ materially from those expressed in forward-looking statements contained or incorporated by reference in this document.

We do not undertake any obligation to update our forward-looking statements after the date of this document for any reason, even if new information becomes available or other events occur in the future. You are advised to consult any further disclosures we make on related subjects in our reports filed with the Securities and Exchange Commission (SEC). Also note that, in Item 1A, on this Form 10-Q and our Form 10-K for the fiscal year ended December 31, 2012, we provide a cautionary discussion of the risks, uncertainties and possibly inaccurate assumptions relevant to our business. These are factors that, individually or in the aggregate, we think could cause our actual results to differ materially from expected and historical results. We note these factors for investors as permitted by Section 27A of the Securities Act and Section 21E of the Exchange Act. You should understand that it is not possible to predict or identify all such factors. Consequently, you should not consider this to be a complete discussion of all potential risks or uncertainties.

ViroPharma Incorporated

Consolidated Balance Sheets

(unaudited)

	March 31,	December 31,
(in thousands, except share and per share data)	2013	2012
Assets
Current assets:
Cash and cash equivalents	$199,197	$175,518
Short-term investments	61,607	71,338
Accounts receivable	58,386	74,396
Inventory	73,409	64,384
Prepaid expenses and other current assets	23,932	25,361
Prepaid income taxes	25,358	29,097
Deferred income taxes	14,940	13,324
Total current assets	456,829	453,418
Intangible assets, net	503,529	617,539
Property, equipment and building improvements, net	10,802	10,848
Goodwill	96,361	96,759
Debt issue costs, net	2,317	2,551
Deferred income taxes	18,091	17,988
Other assets	19,988	20,849
Total assets	$1,107,917	$1,219,952

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$16,712	$21,254
Contingent consideration	8,094	8,367
Accrued expenses and other current liabilities	74,962	83,503
Income taxes payable	892	904
Total current liabilities	100,660	114,028
Other non-current liabilities	1,064	1,898
Contingent consideration	18,332	17,710
Deferred tax liability, net	123,357	167,484
Long-term debt	163,968	161,793
Total liabilities	407,381	462,913

Stockholders’ equity:
Preferred stock, par value $0.001 per share. 5,000,000 shares authorized; Series A convertible participating preferred stock; no shares issued and outstanding	—	—
Common stock, par value $0.002 per share. 175,000,000 shares authorized; outstanding 65,282,343 shares at March 31, 2013 and 65,113,880 shares at December 31, 2012	163	163
Treasury shares, at cost. 16,042,202 shares at March 31, 2013 and 16,042,202 shares at December 31, 2012	(350,000)	(350,000)
Additional paid-in capital	797,733	789,719
Accumulated other comprehensive loss	(3,495)	(2,975)
Retained earnings	256,135	320,132
Total stockholders’ equity	700,536	757,039
Total liabilities and stockholders’ equity	$1,107,917	$1,219,952

See accompanying notes to unaudited consolidated financial statements.

ViroPharma Incorporated

Consolidated Statements of Operations

(unaudited)

	Three Months Ended
	March 31,
(in thousands, except per share data)	2013	2012
Revenues:
Net product sales	$107,149	$135,800

Costs and Expenses:
Cost of sales (excluding amortization of product rights)	29,859	32,079
Research and development	17,197	15,399
Selling, general and administrative	42,724	37,949
Intangible amortization	8,899	8,827
Impairment loss	104,245	—
Other operating expenses	2,084	1,236
Total costs and expenses	205,008	95,490
Operating income (loss)	(97,859)	40,310

Other Income (Expense):
Interest income	165	136
Interest expense	(3,609)	(3,447)
Other (expense) income, net	(4,152)	1,061
Income (loss) before income tax expense (benefit)	(105,455)	38,060

Income tax expense (benefit)	(41,458)	18,069
Net income (loss)	$(63,997)	$19,991

Net income (loss) per share:
Basic	$(0.98)	$0.28
Diluted	$(0.98)	$0.26

Shares used in computing net income (loss) per share:
Basic	65,207	70,512
Diluted	65,207	85,026

See accompanying notes to unaudited consolidated financial statements.

ViroPharma Incorporated

Consolidated Statements of Comprehensive Income  (Loss)

(unaudited)

	Three Months Ended
	March 31,
(in thousands)	2013	2012
Net income (loss)	$(63,997)	$19,991
Other comprehensive income (loss), before tax:
Foreign currency translations adjustments	(528)	1,004
Unrealized gain on available for sale securities
Unrealized holding gain arising during period	12	2
Less: Reclassification adjustment for gains included in net income	—	—
Income tax expense	4	1
Unrealized gain on available for sale securities, net of tax	8	1
Other comprehensive income (loss), net of tax	(520)	1,005
Comprehensive income (loss)	$(64,517)	$20,996

See accompanying notes to unaudited consolidated financial statements.

ViroPharma Incorporated

Consolidated Statements of Stockholders’ Equity

(unaudited)

	Preferred Stock		Common Stock		Treasury Shares			Accumulated
(in thousands)	Number of shares	Amount	Number of shares	Amount	Number of shares	Amount	Additional paid-in capital	other comprehensive loss	Retained Earnings	Total stockholders’ equity
Balance, December 31, 2012	—	$—	65,114	$163	16,042	$(350,000)	$789,719	$(2,975)	$320,132	$757,039
Exercise of common stock options	—	—	119	—		—	1,305	—	—	1,305
Restricted stock vested	—	—	34	—	—	—	—	—	—	—
Employee stock purchase plan	—	—	15	—	—	—	300	—	—	300
Share-based compensation	—	—	—	—	—	—	5,992	—	—	5,992
Other comprehensive loss	—	—	—	—	—	—	—	(520)	—	(520)
Stock option tax benefits	—	—	—	—	—	—	417	—	—	417
Net loss	—	—	—	—	—	—	—	—	(63,997)	(63,997)
Balance, March 31, 2013	—	$—	65,282	$163	16,042	$(350,000)	$797,733	$(3,495)	$256,135	$700,536

See accompanying notes to unaudited consolidated financial statements.

ViroPharma Incorporated

Consolidated Statements of Cash Flows

(unaudited)

	Three Months Ended
	March 31,
(in thousands)	2013	2012
Cash flows from operating activities:
Net income (loss)	$(63,997)	$19,991
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Non-cash impairment charge	104,245	—
Non-cash share-based compensation expense	5,992	4,904
Non-cash interest expense	2,409	2,245
Non-cash charge for contingent consideration	422	1,112
Non-cash charge for option amortization	1,084	1,071
Deferred tax benefit	(46,128)	(4,381)
Depreciation and amortization expense	9,739	9,561
Other, net	3,182	(2,477)
Changes in assets and liabilities:
Accounts receivable	15,719	15,353
Inventory	(10,481)	4,289
Prepaid expenses and other current assets	1,333	608
Prepaid income taxes and income taxes payable	3,768	(6,069)
Other assets	(531)	670
Accounts payable	(4,181)	4,840
Accrued expenses and other current liabilities	(7,878)	1,697
Other non-current liabilities	(834)	(103)
Net cash provided by operating activities	13,863	53,311

Cash flows from investing activities:
Purchase of property, equipment and building improvements	(857)	(267)
Purchase of short-term investments	(20,150)	(36,192)
Maturities and sales of short-term investments	29,650	54,353
Net cash provided by investing activities	8,643	17,894

Cash flows from financing activities:
Payment for treasury shares acquired	—	(49,996)
Net proceeds from issuance of common stock	1,605	5,558
Excess tax benefits from share-based payment arrangements	417	4,827
Net cash provided by (used in) financing activities	2,022	(39,611)

Effect of exchange rate changes on cash	(849)	699

Net increase in cash and cash equivalents	23,679	32,293

Cash and cash equivalents at beginning of period	175,518	331,352
Cash and cash equivalents at end of period	$199,197	$363,645

See accompanying notes to unaudited consolidated financial statements.

ViroPharma Incorporated

Notes to the Unaudited Consolidated Financial Statements

Note 1.  Organization and Business Activities

ViroPharma Incorporated is an international biotechnology company dedicated to the development and commercialization of novel solutions for physician specialists to address unmet medical needs of patients living with serious diseases that have few if any clinical therapeutic options, including therapeutics for rare and orphan diseases. We intend to grow through sales of our marketed products, through continued development of our product pipeline, through expansion of sales into additional territories outside the United States, through potential acquisition or licensing of products and product candidates and the acquisition of companies. We expect future growth to be driven by sales of Cinryze for hereditary angioedema (HAE), both domestically and internationally, sales of Plenadren for treatment of adrenal insufficiency (AI) and Buccolam in Europe for treatment of paediatric seizures, and by our development programs, including C1 esterase inhibitor [human], maribavir for cytomegalovirus (CMV) infection and VP20629  for the treatment of Friedreich’s Ataxia (FA).

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

In April 2013, the Food and Drug Administration (FDA) provided us responses to questions related to the regulatory and development path for Plenadren. The FDA has indicated the data filed in the European Union (EU) and approved by the European Medicines Agency (EMA) related to use of Plenadren for treatment of adrenal insufficiency in adults are not sufficient for assessment of benefit/risk in a marketing authorization submission in the United States and that additional clinical data would be required.  We are currently reviewing the FDA feedback and will seek to meet with the FDA to discuss potential Phase 3 study design. Our decision whether to pursue regulatory approval for Plenadren in the United States will be dependent upon, among other things, additional feedback from the FDA regarding potential Phase 3 study design and the availability of orphan drug exclusivity. We also are currently exploring commercialization opportunities in additional geographies.

We also sell branded and authorized generic Vancocin HCl capsules, the oral capsule formulation of vancomycin hydrochloride, in the U.S. and its territories. Vancocin is indicated for the treatment of C. difficile-associated diarrhea (CDAD).  Vancocin capsules are also used for the treatment of enterocolitis caused by Staphylococcus aureus, including methicillin-resistant strains.

On April 9, 2012, the FDA denied the citizen petition we filed on March 17, 2006 related to the FDA’s proposed in vitro method for determining bioequivalence of generic versions of Vancocin (vancomycin hydrochloride, USP) capsules.  The FDA also informed us

ViroPharma Incorporated

Notes to the Unaudited Consolidated Financial Statements

in the same correspondence that the recent supplemental new drug application (sNDA) for Vancocin which was approved on December 14, 2011 would not qualify for three additional years of exclusivity, as the agency interpreted Section 505(v) of the FD&C Act to require a showing of a significant new use (such as a new indication) for an old antibiotic such as Vancocin in order for such old antibiotic to be eligible for a grant of exclusivity.  FDA also indicated that it approved three abbreviated new drug applications (ANDAs) for generic vancomycin capsules and the companies holding these ANDA approvals indicated that they began shipping generic vancomycin hydrochloride, USP. In June 2012, the FDA approved a fourth ANDA for generic vancomycin capsules.

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

Currently our product development portfolio is primarily focused on the following programs: C1 esterase inhibitor [human], maribavir for cytomegalovirus (CMV) infection and VP20629 (treatment of Friedreich’s Ataxia).

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

We have also been developing VP20621 for the prevention of C. difficile-associated diarrhea (CDAD).  In May 2011, we initiated a Phase 2 dose-ranging clinical study to evaluate the safety, tolerability, and efficacy of VP20621 for prevention of recurrence of CDAD in adults previously treated for CDAD. We completed enrollment of patients in December 2012 and disclosed the results of this study in April 2013.  We will complete the evaluation of these Phase 2 data however, we are seeking a partner to complete the development and commercialization of the asset as it is not considered core to our strategy. Our decision whether to pursue further development of VP20621 will be dependent upon, among other things, our ability to find a partner, our final assessment of the results of the Phase 2 data set and the cost of future clinical studies.

In September 2011, we entered in to a licensing agreement for the worldwide rights to develop VP20629, or indole-3-propionic acid for the treatment of FA, a rare, hereditary, progressive neurodegenerative disease. We expect to initiate a single and repeat dose phase 1 study in patients in 2013 and expect to initiate a subsequent phase 2 study after completion of the phase1 study. We may not be

ViroPharma Incorporated

Notes to the Unaudited Consolidated Financial Statements

successful in completing the phase 1 or 2 studies in the time frame we anticipate.  Following completion of the phase 2 study, a phase 3 study is planned.  although the results of the clinical trials may not support further clinical development. We intend to file for Orphan Drug Designation upon review of the Phase 2 proof of concept data.

In December 2011, we entered into an exclusive development and option agreement with Meritage Pharma, Inc. (Meritage) , a private company based in San Diego, CA focused on developing oral budesonide suspension (OBS) as a treatment for eosinophilic esophagitis (EoE). EoE is a newly recognized chronic disease that is increasingly being diagnosed in children and adults. It is characterized by inflammation and accumulation of a specific type of immune cell, called an eosinophil, in the esophagus. EoE patients may have persistent or relapsing symptoms, which include dysphagia (difficulty in swallowing), nausea, stomach pain, chest pain, heartburn, loss of weight and food impaction.

We intend to continue to evaluate in-licensing or other opportunities to acquire products in development, or those that are currently on the market. We plan to seek products that treat serious or life threatening illnesses with a high unmet medical need, require limited commercial infrastructure to market, and which we believe will provide both revenue and earnings growth over time.

Basis of Presentation

The consolidated financial information at March 31, 2013 and for the three months ended March 31, 2013 and 2012, is unaudited but includes all adjustments, which in the opinion of management, are necessary to state fairly the consolidated financial information set forth therein in accordance with accounting principles generally accepted in the United States of America.  The interim results are not necessarily indicative of results to be expected for the full fiscal year.  These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2012 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission.

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

Adoption of Standards

In March 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU)  2013-05, Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity ( Topic 830, EITF Issue 11-A), which specifies that a cumulative translation adjustment (CTA) should be released into earnings when an entity ceases to have a controlling financial interest in a subsidiary or group of assets within a consolidated foreign entity and the sale or transfer results in the complete or substantially complete liquidation of the foreign entity. When an entity sells either a part or all of its investment in a consolidated foreign entity, CTA would be recognized in earnings only if the sale results in the parent no longer having a controlling financial interest in the foreign entity. CTA would be recognized in earnings in a business combination achieved in stages (i.e., a step acquisition). The ASU does not change the requirement to release a pro rata portion of the CTA of the foreign entity into earnings for a partial sale of an equity method investment in a foreign entity. The ASU is effective for fiscal years (and interim periods within those fiscal years) beginning on or after December 15, 2013. Early adoption will be permitted for both public and nonpublic entities. The ASU should be applied prospectively from the beginning of the fiscal year of adoption. We do not anticipate the initial adoption of the provisions of this guidance to have a material impact on our consolidated results of operations, cash flows, and financial position.

In February 2013, the FASB issued ASU 2013-02,  Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (Topic 220). The standard requires that public and non-public companies present information about reclassification adjustments from accumulated other comprehensive income in their annual financial statements in a single note or on the face of the financial statements. Public companies will also have to provide this information in their interim financial statements. The standard requires that companies present either in a single note or parenthetically on the face of the financial statements, the effect of significant

ViroPharma Incorporated

Notes to the Unaudited Consolidated Financial Statements

amounts reclassified from each component of accumulated other comprehensive income based on its source and the income statement line items affected by the reclassification. If a component is not required to be reclassified to net income in its entirety, companies must instead cross reference to the related footnote for additional information. The standard allows companies to present the information either in the notes or parenthetically on the face of the financial statements provided that all of the required information is presented in a single location. The new disclosure requirements are effective for fiscal years, and interim periods within those years, beginning after December 15, 2012. The adoption of the provisions of this guidance did not have a material impact on our consolidated results of operations, cash flows, and financial position.

In July 2012, the FASB issued ASU 2012-02, Intangibles —Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment (the revised standard). The objective of this ASU is to simplify how entities test indefinite-lived intangible assets other than goodwill for impairment. The amendments in the ASU provide the option to first assess qualitative factors to determine whether, as a result of its qualitative assessment, that it is more-likely-than-not (a likelihood of more than 50%) the asset is impaired and it is necessary to calculate the fair value of the asset in order to compare that amount to the carrying value to determine the amount of the impairment, if any. If an entity believes, as a result of its qualitative assessment, that it is not more-likely-than-not (a likelihood of more than 50%) that the fair value of a asset is less than its carrying amount, no further testing is required. The revised standard includes examples of events and circumstances that might indicate that the indefinite-lived intangible asset is impaired. The approach in the ASU is similar to the guidance for testing goodwill for impairment contained in ASU 2011-08, Intangibles —Goodwill and Other (Topic 350): Testing Goodwill for Impairment. The revised standard, which may be adopted early, is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012 and does not change existing guidance on when to test indefinite-lived intangible assets for impairment. The adoption of the provisions of this guidance did not have a material impact on our consolidated results of operations, cash flows, and financial position.

Note 2.  Short-Term Investments

Short-term investments consist of fixed income securities with remaining maturities of greater than three months at the date of purchase.  At March 31, 2013, all of our short-term investments are classified as available for sale investments and measured as Level 1 instruments of the fair value measurements standard.

The following summarizes the Company’s available for sale investments at March 31, 2013:

(in thousands)	Cost	Gross unrealized gains	Gross unrealized losses	Fair value

Debt securities:
U.S. Treasury	$24,045	$3	$5	$24,043
Corporate Bonds	37,546	28	10	37,564
Total	$61,591	$31	$15	$61,607

Maturities of investments were as follows:
Less than one year	$40,225	$15	$5	$40,235
Greater than one year	21,366	16	10	21,372
Total	$61,591	$31	$15	$61,607

ViroPharma Incorporated

Notes to the Unaudited Consolidated Financial Statements — (Continued)

The following summarizes the Company’s available for sale investments at December 31, 2012:

(in thousands)	Cost	Gross unrealized gains	Gross unrealized losses	Fair value
Debt securities:
U.S. Treasury	$29,000	$8	$—	$29,008
Corporate Bonds	42,334	10	14	42,330
Total	$71,334	$18	$14	$71,338

Maturities of investments were as follows:
Less than one year	$34,553	$10	$3	$34,560
Greater than one year	36,781	8	11	36,778
Total	$71,334	$18	$14	$71,338

Note 3.   Inventory

Inventory is stated at the lower of cost or market using actual cost. The following represents the components of inventory at March 31, 2013 and December 31, 2012:

	March 31,	December 31,
(in thousands)	2013	2012
Raw Materials	$43,745	$41,642
Work In Process	22,485	15,810
Finished Goods	7,179	6,932
Total	$73,409	$64,384

Note 4.  Intangible Assets

The following represents the balance of the intangible assets at March 31, 2013:

(in thousands)	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
Cinryze Product rights	$521,000	$92,602	$428,398
Vancocin Intangibles	7,407	—	7,407
Plenadren Product rights	64,966	8,652	56,314
Buccolam Product rights	6,174	978	5,196
Auralis Contract rights	8,801	2,587	6,214
Total	$608,348	$104,819	$503,529

The following represents the balance of the intangible assets at December 31, 2012:

(in thousands)	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
Cinryze Product rights	$521,000	$87,394	$433,606
Vancocin Intangibles	168,099	54,773	113,326
Plenadren Product rights	65,136	7,048	58,088
Buccolam Product rights	6,566	876	5,690
Auralis Contract rights	9,360	2,531	6,829
Total	$770,161	$152,622	$617,539

ViroPharma Incorporated

Notes to the Unaudited Consolidated Financial Statements — (Continued)

Amortization expense for the three months ended March 31, 2013 and 2012 was $8.9 million and $8.8 million, respectively.

Cinryze

In October 2008, Cinryze was approved by the FDA for routine prophylaxis against angioedema attacks in adolescent and adult patients with HAE.  Because the treatment indication is directed at a small population in the United States, orphan drug status was awarded by the FDA and orphan drug exclusivity was granted on the date of approval. Orphan drug exclusivity awards market exclusivity for seven years.  These seven years of exclusivity prevents another company from marketing a product with the same active ingredient as Cinryze for routine prophylaxis against angioedema attacks in adolescent and adult patients with HAE through October 2015. In addition, a biosimilar version of Cinryze could not rely on Cinryze data for approval before 2020 as a result of data protection provisions contained in the Affordable Health Care for America Act.

As of March 31, 2013, the carrying amount of this intangible asset is approximately $428.4 million. We are amortizing this asset over its estimated 25-year useful life, through October 2033, or 18 years beyond the orphan exclusivity period and 13 years beyond the data protection period for biosimilar versions.

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

When determining the post exclusivity landscape for Cinryze we concluded that barriers to entry for competitors to Cinryze are greater than other traditional biologics.  They include, but are not limited to the following. Cinryze treats a known population base of approximately 4,600 patients.  HAE is generally thought to inflict approximately 10,000 people in the United States, but many of whom have not yet been diagnosed.  Therefore the market upside for potential competitors is limited. The capital investment for a potential competitor to construct a manufacturing facility is prohibitive and would limit the number of participants willing to enter the prophylactic HAE market. In order to qualify for the abbreviated approval process for biosimilar versions of biologics licensed under full BLAs (“reference biologics”) a biosimilar applicant generally must submit analytical, animal, and clinical data showing that the proposed product is “highly similar” to the reference product and has no “clinically meaningful differences” from the reference product in terms of the safety, purity, and potency, although FDA may waive some or all of these requirements. FDA cannot license a biosimilar until 12 years after it first licensed the reference biologic. It is therefore likely that a biosimilar would have to conduct clinical trials to show that a FOB is highly similar to Cinryze and has no clinically meaningful differences.  To conduct these trials, one must produce enough drug to sustain a trial and attract the required number of HAE patients to prove safety and efficacy comparable to Cinryze.  Patients on Cinryze are those HAE patients who experience life threatening laryngeal attacks, or frequent attacks that inhibit their quality of life and/or ability to work.  To obtain patients for a clinical trial, the FOB company will have to convince patients to stop taking this life saving drug and test a new unproven product.  We believe that this would be met with great resistance from both patients and doctors and would limit the ability of a FOB company to perform clinical trials.

At present, one C1 inhibitor and several compounds have received approval from FDA for the acute indication with de minimus impact on the prophylactic market, primarily due to the payor environment.  Though we might see competition at some point in the future, we believe it would be limited.

Based on the expected cash flows and value generated in the years following both the end of exclusivity and the potential entry of FOB competition, we concluded that an estimated useful life of 25 years for the Cinryze product rights was appropriate.

Vancocin

We acquired Vancocin from Lilly in November 2004 and determined that the identifiable intangible assets acquired had a 25-year useful life based on consideration of the various factors in ASC 350-30-35. Additionally, an income approach was used by an outside independent valuation expert to determine the fair value of these assets and a 25 year period of expected cash flows was used in this asset valuation process.

ViroPharma Incorporated

Notes to the Unaudited Consolidated Financial Statements — (Continued)

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

On April 9, 2012, FDA denied the citizen petition filed on March 17, 2006 related to the FDA’s proposed in vitro method for determining bioequivalence of Abbreviated New drug Applications (ANDAs) referencing Vancocin capsules and informed us that final guidance for vancomycin bioequivalence consistent with the FDA’s citizen petition response was forthcoming.

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

In March of 2013, the net price at which our authorized generic distributor sold generic vancomycin fell sharply due to pricing pressures in the generic marketplace.  This significant decline caused us to test the recoverability of the Vancocin intangible asset.  Step one of the impairment test failed and we performed a step two analysis.  Under step two, we are required to reduce the carrying value of the intangible asset to its estimated fair value, and as a result have recorded an impairment of approximately $104.2 million reducing the carrying amount of the intangible assets to approximately $7.4 million. The fair value of the intangible asset was estimated using an income approach based on present value of the probability adjusted future cash flows. In determining the probability adjusted cash flows, we took into consideration the current and anticipated impact of the significant net price reduction that has occurred in the generic marketplace on both net sales of our authorized generic and sales of branded Vancocin. Based on the revised cash flow projections, the useful life of the asset was also reduced to 3.75 years from 16.75 years as of March 31, 2013 which represents the period over which we expect to receive substantially all of the net present value of the adjusted cash flows. Should future events occur that cause further reductions in revenue or operating results we would incur an additional impairment charge, which would be significant relative to the carrying value of the intangible assets as of March 31, 2013.

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

ViroPharma Incorporated

Notes to the Unaudited Consolidated Financial Statements — (Continued)

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

Note 5.  Goodwill

On October 21, 2008, we completed our acquisition of Lev Pharmaceuticals, Inc.  The terms of the merger agreement provided for a contingent value right (CVR) to the former shareholders of $0.50 per share, or approximately $87.5 million, if Cinryze reaches at least $600 million in cumulative net product sales by October 2018. During the second quarter of 2012, we recognized cumulative sales of Cinryze in excess of the $600 million threshold; accordingly, we recorded the liability in the second quarter of 2012 with a corresponding increase to goodwill. We made this CVR payment along with certain other contingent acquisition related payments totaling approximately $92.3 million in the third and fourth quarters of 2012. These payments, net of related tax benefits, are reflected as an increase to goodwill of approximately $86.3 million, in accordance with Statement of Financial Accounting Standard 141, Accounting for Business Combinations, which was effective GAAP at the time of the acquisition.

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

On March 14, 2008, we entered into a lease for our corporate office building.  The lease agreement had a term of 7.5 years from the commencement date. On August 29, 2012, we entered into an amended and restated lease (the Amended Lease) to expand the corporate headquarters. The Amended Lease expires fifteen years from the “commencement date”, which will occur when the landlord has substantially completed the expansion, including any tenant improvements. We currently expect the commencement date to occur during the fourth quarter of 2013. We will continue to make the scheduled lease payments for the existing building through commencement date. At March 31, 2013, our minimum lease payments under the Amended Lease total approximately $40.7 million. Upon the commencement date the lease payments will escalate annually based upon a consumer price index specified in the lease.

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

ViroPharma Incorporated

Notes to the Unaudited Consolidated Financial Statements — (Continued)

ASC 840, Leases, is the authoritative literature related to accounting for leases. Based on the results of the lease classification tests we have concluded that the Amended Lease qualifies as an operating lease. However, the lease arrangement involves the construction of expanded office space where we are involved in the design and construction of the expanded space and have the obligation to fund the tenant improvements to the expanded structure and to lease the entire building following completion of construction. This arrangement is referred to as build-to suit lease. We have concluded that under the guidance of ASC 840-55-15, we are considered the owner of the construction project for accounting purposes and must record a construction in progress asset (CIP) and a corresponding financing obligation for the construction costs funded by the Landlord.  We began recording the CIP asset and a corresponding financing obligation during the first quarter of 2013 when construction started. Once the construction is complete we will depreciate the core and shell asset over 30 years. A portion of the lease payments will be reflected as principal and interest payments on the financing obligation.

Note 7.  Long-Term Debt

Long-term debt as of March 31, 2013 and December 31, 2012 is summarized in the following table:

	March 31,	December 31,
(in thousands)	2013	2012
Senior convertible notes	$163,968	$161,793
less: current portion	—	—
Total debt principal	$163,968	$161,793

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

ViroPharma Incorporated

Notes to the Unaudited Consolidated Financial Statements — (Continued)

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

As of March 31, 2013, we have accrued $0.2 million in interest payable to holders of the senior convertible notes.  Debt issuance costs of $4.8 million have been capitalized and are being amortized over the term of the senior convertible notes, with an unamortized balance of $1.5 million at March 31, 2013.

The senior convertible notes are convertible into shares of our common stock during the second quarter of 2013 at the election of the holders as the last reported sale price of our common stock for the 20 or more trading days in the 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter exceeded 130% of the conversion price, $18.87 per share.

As of March 31, 2013, senior convertible notes representing $205.0 million of principal debt are outstanding with a carrying value of $164.0 million and a fair value of approximately $307.1 million, based on the Level 2 valuation hierarchy of the fair value measurements standard.

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

ViroPharma Incorporated

Notes to the Unaudited Consolidated Financial Statements — (Continued)

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

As of the date of this filing, we have not drawn any amounts under the Credit Facility and are in compliance with our covenants.  In March 2013, we entered into Amendment No. 3 to the Credit Agreement (the “Amendment”). Pursuant to the Amendment, our lenders agreed to waive compliance with a specified financial covenant (the “Financial Covenant”) until we notify the lenders that we are in compliance with the Financial Covenant.  During this period, non-compliance with the Financial Covenant shall not result in a default or event of default under the Credit Agreement. Additionally, we are not permitted to request advances of funds or letters of credit under the Credit Facility and the lenders shall have no obligation to fund any Borrowing or to make any Loan or any other extension of credit to the Company under the Credit Agreement during this period.

At March 31, 2013, approximately $110.0 million of our cash and availability under the credit agreement is subject to the minimum liquidity covenant (iv), described above.

As of March 31, 2013, we have accrued $0.2 million in interest payable for the revolver. Financing costs of approximately $1.7 million incurred to establish the Credit Facility were deferred and are being amortized to interest expense over the life of the Credit Facility, with an unamortized balance of $0.8  million as of March 31, 2013.

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

At March 31, 2013 we have approximately $200.0 million available under these authorizations to repurchase shares of our common stock and/or our 2% Senior Convertible Notes due 2017. However, our ability to repurchase shares is currently limited by certain terms of our Credit Agreement.

ViroPharma Incorporated

Notes to the Unaudited Consolidated Financial Statements — (Continued)

Note 9.  Share-based Compensation

Our share-based compensation program consists of a combination of time vesting stock options with graduated vesting over a four year period; performance and market vesting common stock units, or PSUs, tied to the achievement of pre-established company performance metrics and market based goals over a three-year performance period; and, time vesting restricted stock awards, or RSUs, granted to our non-employee directors generally vesting over a one year period.

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

Our share-based compensation expense is comprised of the following:

	Three Months Ended
	March 31,
(in thousands)	2013	2012
Stock options	$4,520	$3,882
Performance shares	1,195	790
Restricted shares	231	181
Employee Stock Purchase Plan	46	51
Total	$5,992	$4,904

Our share-based compensation expense is recorded as follows:

	Three Months Ended
	March 31,
(in thousands)	2013	2012
Research and development	$1,278	$1,083
Selling, general and administrative	4,714	3,821
Total	$5,992	$4,904

ViroPharma Incorporated

Notes to the Unaudited Consolidated Financial Statements — (Continued)

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

As of March 31, 2013, there were 3,397,875 shares available for grant under the Plans.

The following table lists information about these equity plans at March 31, 2013:

	1995 Plan	2001 Plan	2005 Plan	Combined
Shares authorized for issuance	4,500,000	500,000	15,350,000	20,350,000
Shares outstanding	4,500,000	500,000	11,952,125	16,952,125
Shares available for grant	—	—	3,397,875	3,397,875

Employee Stock Option Plans

We granted 1,066,548 stock options during the three months ended March 31, 2013.  The weighted average fair value of the grants was estimated at $ 12.92 per share using the Black-Scholes option-pricing model using the following assumptions:

Expected dividend yield		—
Range of risk free interest rate	1.15%	—	1.36%
Weighted-average volatility		57.99%
Range of volatility	57.95%	—	58.06%
Range of expected option life (in years)	5.50	—	6.25

We have 9,687,716 option grants outstanding at March 31, 2013 with exercise prices ranging from $1.84 per share to $32.69 per share and a weighted average remaining contractual life of 6.89 years.  The following table lists the outstanding and exercisable option grants as of March 31, 2013:

	Number of options	Weighted average exercise price	Weighted average remaining contractual term (years)	Aggregate intrinsic value (in thousands)
Outstanding	9,687,716	$16.20	6.89	$90,276
Exercisable	5,298,336	$12.92	5.41	$66,118

The following table summarizes information regarding our stock option awards at March 31, 2013:

	Shares Under Option	Weighted Average Exercise Price
Balance at December 31, 2012	8,814,831	$15.26
Granted	1,066,548	$23.68
Exercised	(119,390)	$10.94
Forfeited and cancelled	(74,273)	$19.97
Balance at March 31, 2013	9,687,716	$16.20

ViroPharma Incorporated

Notes to the Unaudited Consolidated Financial Statements — (Continued)

As of March 31, 2013, there was $43.0 million of total unrecognized compensation cost related to unvested share-based payments (including share options) granted under the Plans.  That cost is expected to be recognized over a weighted-average period of 2.79 years.

Performance Awards

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

In 2013, approximately 253,000 PSUs subject to company specific performance metrics were granted with weighted average grant date fair value of $23.37 per share and approximately 28,000 PSUs subject to the TSR metric were granted with weighted average grant date fair value of $32.63 per share. The number of PSUs reflected as granted represents the target number of shares that are eligible to vest subject to the attainment of the performance goals. Depending on the outcome of these performance goals, a recipient may ultimately earn a number of shares greater or less than their target number of shares granted, ranging from 0% to 200% of the PSUs granted. Shares of our common stock are issued on a one-for-one basis for each PSU earned. Participants vest in their PSUs at the end of the performance period.

The fair value of the PSUs subject to company specific performance metrics is equal to the closing price of our common stock on the grant date.

The fair value of the market condition PSUs was determined using a Monte Carlo simulation and utilized the following inputs and assumptions:

	Three Months Ended
	March 31,
(in thousands)	2013	2012
Closing stock price on grant date	$23.37	$28.16
Performance period starting price	$23.83	$24.94
Term of award (in years)	2.99	2.99
Volatility	43.13%	65.06%
Risk-free interest rate	0.43%	0.45%
Expected dividend yield	0.00%	0.00%
Fair value per TSR PSU	$32.63	$45.37

The performance period starting price is measured as the average closing price over the last 30 trading days prior to the performance period start. The Monte Carlo simulation model also assumed correlations of returns of the prices of our common stock and the common stock of the comparator group of companies and stock price volatilities of the comparator group of companies.

At March 31, 2013, there was approximately $9.93 million of unrecognized compensation cost related to all PSUs that is expected to

ViroPharma Incorporated

Notes to the Unaudited Consolidated Financial Statements — (Continued)

be recognized over a weighted-average period of approximately 2.17 years.

The following table summarizes select information regarding our PSUs as of March 31, 2013:

	Share Units (in thousands)	Weighted- average grant date fair value
Balance at December 31, 2012	350,739	$24.86
Granted	281,030	$24.30
Exercised	—	$—
Forfeited	(8,930)	$24.66
Vested	—	$—
Balance at March 31, 2013	622,839	$24.61

Restricted Stock Awards

We also grant our non-employee directors restricted stock awards that generally vest after one year of service. In 2013, 31,500 RSUs were granted with weighted average grant date fair values of $25.25 per share. The fair value of a restricted stock award is equal to the closing price of our common stock on the grant date.

The following summarizes select information regarding our restricted stock awards as of March 31, 2013:

	Share Units (in thousands)	Weighted- average grant date fair value
Balance at December 31, 2012	37,750	$31.12
Granted	31,500	$25.25
Vested	(33,583)	$31.51
Balance at March 31, 2013	35,667	$25.57

As of March 31, 2013, there was approximately $0.82 million of unrecognized compensation cost related to RSUs which is expected to be recognized over a weighted average period of 1.01 years.

Employee Stock Purchase Plan

During the first three months of 2013, there were no shares sold to employees.  During the year ended December 31, 2012,  29,927 shares were sold to employees. As of March 31, 2013 there are approximately 370,151 shares available for issuance under this plan.

Previously under this plan, there were two plan periods:  January 1 through June 30 (Plan Period One) and July 1 through December 31 (Plan Period Two).

In November 2012, the plan was amended to revise Plan Period One to May 1 through October 31 and to revise Plan period Two to November 1 through April 30 along with minor administrative changes. The plan amendments are effective January 1, 2013 and provide an Initial Offering Period from January 1, 2013 through April 30, 2013.

For the Initial Offering Period in 2013, the fair value of approximately $60,700 was estimated using the Type B model with a risk free interest rate of 0.04%, volatility of 29.6% and an expected option life of 0.3 years.  This fair value was amortized over the four month period ending April 30, 2013.

ViroPharma Incorporated

Notes to the Unaudited Consolidated Financial Statements — (Continued)

Note 10.  Income Tax Expense (Benefit)

Our income tax expense (benefit) was ($41.5) million and $18.1 million for the quarters ended March 31, 2013 and 2012, respectively. Our income tax expense (benefit) includes federal, state and foreign income taxes at statutory rates and the effects of various permanent differences.

Our effective tax rates for the three months ended March 31, 2013 and March 31, 2012, were 39.3% and 47.5%, respectively.

The effective tax rate for the three month period ended March 31, 2013 is higher than the statutory U.S. tax rate due to the impact of state income taxes.  Because of the impairment of the Vancocin intangible assets , the impact of other items such as share-based compensation, foreign losses on which the benefit is lower than the US rate and non-deductible expenses including amortization expense, do not have a significant impact on the effective tax rate for the period ended March 31, 2013. The effective tax rate for the three month period ended March 31, 2012 is higher than the statutory U.S. tax rate due to state income taxes and certain share-based compensation that is not tax deductible. In addition, the effective tax rate in first quarter 2012 is higher than the statutory U.S. tax rate due to foreign losses on which no tax benefit is provided or on which the tax benefit is less than the U.S. statutory tax rate and non-deductible amortization expense. These increases to the effective tax rate are partially offset by tax benefits related to orphan drug credits, manufacturing deductions and charitable contributions. The effective tax rate in both periods was impacted by an increase in the fair value of contingent consideration that is not deductible for tax purposes.

During the three months ended March 31, 2013, we had no material changes to our liability for uncertain tax positions. Our last U.S. tax examination for 2008 concluded in the first quarter of 2011 with no material adjustments.  We are currently under examination in one state and one foreign jurisdiction.  At this time, we do not believe that the results of these examinations will have a material impact on our financial statements.

Note 11.  Accumulated Other Comprehensive Loss

The following table presents the changes in the components of accumulated other comprehensive loss for the three months ended March 31, 2013:

(in thousands)	Cumulative Translation	Unrealized gains on available for sale securities	Accumulated other comprehensive loss
Balance at December 31, 2012	$(2,976)	$1	$(2,975)
Other comprehensive income (loss) before reclassifications	(528)	8	(520)
Amounts reclassified from accumulated other comprehensive income	—	—	—
Net current period other comprehensive income (loss)	(528)	8	(520)
Balance at March 31, 2013	$(3,504)	$9	$(3,495)

ViroPharma Incorporated

Notes to the Unaudited Consolidated Financial Statements — (Continued)

Note 12.  Earnings (loss) per share

	Three Months Ended
	March 31,
(in thousands, except per share data)	2013	2012
Basic Earnings (Loss) Per Share
Net income (loss)	$(63,997)	$19,991
Common stock outstanding (weighted average)	65,207	70,512
Basic net income (loss) per share	$(0.98)	$0.28

Diluted Earnings (Loss) Per Share
Net income (loss)	$(63,997)	$19,991
Add interest expense on senior convertible notes, net of income tax	—	1,939
Diluted net income (loss)	$(63,997)	$21,930

Common stock outstanding (weighted average)	65,207	70,512
Add shares from senior convertible notes	—	10,864
Add stock options and stock awards	—	3,650
Common stock equivalents	65,207	85,026
Diluted net income (loss) per share	$(0.98)	$0.26

The following common stock equivalents were excluded from the calculations of diluted earnings per share as their effect would be anti-dilutive:

	Three Months Ended
	March 31,
(in thousands)	2013	2012
Stock options	6,098	837
Shares from senior convertible notes	10,864	—

Note 13.  Fair Value Measurement

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

The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of March 31, 2013:

	Fair Value Measurements at March 31, 2013
	Total Carrying
(in thousands)	Value	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$199,197	$199,197	$—	$—
Short term investments	$61,607	$61,607	$—	$—
Contingent consideration, short-term	$8,094	$—	$—	$8,094
Contingent consideration, long-term	$18,332	$—	$—	$18,332

ViroPharma Incorporated

Notes to the Unaudited Consolidated Financial Statements — (Continued)

The following table provides a rollforward of activity in Level 3:

(in thousands)
Balance December 31, 2012	$26,077
Change in fair value from re-measurement	417
Impact of foreign currency translation	(68)
Balance at March 31, 2013	$26,426

Valuation Techniques — Cash, cash equivalents and short-term investments are measured at fair value using quoted market prices and are classified within Level 1 of the valuation hierarchy.  There were no changes in valuation techniques during the three months ended March 31, 2013.

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

Our 2% senior convertible notes due March 2017 are measured at amortized cost in our consolidated balance sheets and not fair value. The principal balance outstanding is $205.0 million with a carrying value of $164.0 million and a fair value of approximately $307.1 million, based on the Level 2 valuation hierarchy of the fair value measurements standard.

We believe that the fair values of our other financial instruments approximate their reported carrying amounts.

Note 14.  Acquisitions, License and Research Agreements

In November 2011, we acquired a 100% ownership interest in DuoCort Pharma AB (DuoCort), a private company based in Helsingborg, Sweden focused on improving glucocorticoid replacement therapy for treatment of adrenal insufficiency (AI). We paid approximately 213 million Swedish Krona (SEK) or approximately $32.1 million in upfront consideration. We have also agreed to make additional payments ranging from SEK 240 million up to SEK 860 million or approximately $37 million to $132 million, contingent on the achievement of certain milestones. Up to SEK 160 million or approximately $25 million of the contingent payments relate to specific regulatory milestones; and up to SEK 700 million or approximately $107 million of the contingent payments are related to commercial milestones based on the success of the product.

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

ViroPharma Incorporated

Notes to the Unaudited Consolidated Financial Statements — (Continued)

We incurred approximately $1.4 million of transaction cost as part of this acquisition.

Meritage Pharma, Inc.

In December 2011, we entered into an exclusive development and option agreement with Meritage Pharma, Inc. (Meritage) , a private development-stage company based in San Diego, CA focused on developing oral budesonide suspension (OBS) as a treatment for eosinophilic esophagitis (EoE). EoE is a chronic disease that is increasingly being diagnosed in children and adults. It is characterized by inflammation and accumulation of a specific type of immune cell, called an eosinophil, in the esophagus. EoE patients may have persistent or relapsing symptoms, which include dysphagia (difficulty in swallowing), nausea, stomach pain, chest pain, heartburn, loss of weight and food impaction.

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

We valued the non-refundable $7.5 million upfront payment using the cost method. In June 2012, Meritage completed the delivery of all the documents and notifications needed to satisfy the conditions of the First Option Milestone, as defined in the agreement. As a result of achieving this milestone we made a $5.0 million milestone payment in the third quarter of 2012 and increased the carrying value of our cost method investment.  We have the option to provide Meritage up to an additional $7.5 million for the development of OBS

Under the cost method, the fair value of the investment is not estimated if there are no identified events or changes in circumstances that may have a significant adverse effect on the fair value of the investment. As of March 31, 2013, we were not aware of any such adverse effects, as such no fair value estimate has been prepared. The asset is recorded as an other long-term asset on our consolidated balance sheets and is amortized through other income (expense) in our results of operations over the expected term of the option agreement which is expected to be December 2014. We recognized approximately $1.1 million of amortization expense related to this asset during each of the three month periods ended March 31, 2013 and 2012, respectively.

Intellect Neurosciences, Inc. License Agreement

In September 2011, we entered into a license agreement for the worldwide rights of Intellect Neurosciences, Inc. (INS) to its clinical stage drug candidate, VP20629, being developed for the treatment of Friedreich’s Ataxia (FA), a rare, hereditary, progressive neurodegenerative disease. We expect to initiate a phase 1 study by the end of the first half of 2013. We intend to file for Orphan Drug Designation upon review of the phase 2 proof of concept data. Under the terms of the agreement, we have exclusive worldwide rights to develop and commercialize VP20629 for the treatment, management or prevention of any disease or condition covered by INS’s patents. We paid INS a $6.5 million up-front licensing fee and may pay additional milestones up to $120 million based upon defined events.  We will also pay a tiered royalty of up to a maximum percentage of low teens, based on annual net sales.

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

ViroPharma Incorporated

Notes to the Unaudited Consolidated Financial Statements — (Continued)

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

On December 6, 2012, we entered into a first amendment to ROW Agreement. The first amendment to the ROW Agreement (the “First Amendment”) expands our territory to worldwide, with the exception of all countries in North America and South America (other than the Dutch Overseas Territories, Argentina and Brazil) and Israel, which remain the subject of the Restated US Agreement. The First Amendment also grants Sanquin the license to commercialize Cinryze in certain countries in which Sanquin has pre-existing marketing arrangements, including Belgium, Luxembourg, The Netherlands, Finland, Turkey, Indonesia, and Egypt (the “Sanquin Licensed Territories”).  In the event that the marketing arrangements in the Sanquin Licensed Territories expire or are terminated, VP SPRL has a right of first refusal to include such country in its territory and/or to exclude such country from the countries covered by its license to Sanquin.  As a result of the First Amendment, we have worldwide rights to commercialize C1-INH products other than in the Sanquin Licensed Territories. In connection with the First Amendment, we made a payment of $1.3 million to Sanquin, reflected as research and development expense in our consolidated statement of operations.

Additionally, under the First Amendment, Sanquin agreed to withdraw its Cetor and Cebitor product from certain markets in which it is currently being sold in order to transition to Cinryze and its future forms and formulations.  The transition will be on a country by country basis and on a schedule agreed by VP SPRL and Sanquin to avoid supply interruptions to patients using Sanquin’s Cetor and/or Cebitor products.  The First Amendment also provides that in the countries in which Sanquin is licensed to commercialize VP SPRL C1-INH product, Sanquin shall have the right to liaise with regulators to set the reimbursement price, unless regulators require VP SPRL to do so.

We and Sanquin also agreed to certain provisions restricting the sale of competitive products relating to C1-INH without the other’s consent. We may not directly or indirectly commercially exploit competitive products in our territory without Sanquin’s consent.  On a country by country basis, following the applicable transition date in each country, Sanquin agrees not to directly or indirectly commercially exploit competitive products to any person anywhere in the world.  The First Amendment provides Sanquin with the right to sell and supply Cetor and/or Cebitor before the transition date and VP SPRL’s C1-INH product thereafter to a named manufacturer provided that the named manufacturer uses the products solely in connection with the manufacturer’s manufacture of certain plasma products under its own marketing authorization and corporate brand

Other Agreements

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

ViroPharma Incorporated

Notes to the Unaudited Consolidated Financial Statements — (Continued)

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

In the fourth quarter of 2012, we became aware that certain Vancocin sales made to Government agencies under the Federal Supply Schedule contract between ViroPharma and the Veterans Administration (VA) were not compliant with the Trade Agreements Act.  Absent a waiver, the Trade Agreements Act prohibits the sale to the government of products manufactured in non-designated countries, such as China. We self-reported the discovery to the VA in February 2013.  In March 2013, the VA notified us that Vancocin will remain on the Federal Supply Schedule while we finalize changes in our supply chain to comply with the Trade Agreements Act.

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

Note 16.  Supplemental Cash Flow Information

	Three Months Ended
	March 31,
(in thousands)	2013	2012
Supplemental disclosure of non-cash transactions:
Unrealized gain (loss) on available for sale securities, net of tax	8	(10)
Supplemental disclosure of cash flow information:
Cash (refund) paid for income taxes	$(69)	$23,677
Cash paid for interest	2,050	2,235

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ViroPharma Incorporated is an international biotechnology company dedicated to the development and commercialization of novel solutions for physician specialists to address unmet medical needs of patients living with serious diseases that have few if any clinical therapeutic options, including therapeutics for rare and orphan diseases. We intend to grow through sales of our marketed products, through continued development of our product pipeline, through expansion of sales into additional territories outside the United States, through potential acquisition or licensing of products and product candidates and the acquisition of companies. We expect future growth to be driven by sales of Cinryze for hereditary angioedema (HAE), both domestically and internationally, sales of Plenadren for treatment of adrenal insufficiency (AI) and Buccolam in Europe for treatment of paediatric seizures, and by our  development programs, including C1 esterase inhibitor [human], maribavir for cytomegalovirus (CMV) infection and VP20629  for the treatment of Friedreich’s Ataxia (FA).

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

In April 2013, the Food and Drug Administration (FDA) provided  us responses to questions related to the regulatory and development path for Plenadren. The FDA has indicated the data filed in the European Union (EU) and approved by the European Medicines Agency (EMA) related to use of Plenadren for treatment of adrenal insufficiency in adults are not sufficient for assessment of benefit/risk in a marketing authorization submission in the United States and that additional clinical data would be required.  We are currently reviewing the FDA feedback and will seek to meet with the FDA to discuss potential Phase 3 study design. Our decision whether to pursue regulatory approval for Plenadren in the United States will be dependent upon, among other things, additional feedback from the FDA regarding potential Phase 3 study design and the availability of orphan drug exclusivity. We also are currently exploring commercialization opportunities in additional geographies.

We also sell branded and authorized generic Vancocin HCl capsules, the oral capsule formulation of vancomycin hydrochloride, in the U.S. and its territories. Vancocin is indicated for the treatment of C. difficile-associated diarrhea (CDAD).  Vancocin capsules are also used for the treatment of enterocolitis caused by Staphylococcus aureus, including methicillin-resistant strains.

On April 9, 2012, the FDA denied the citizen petition we filed on March 17, 2006 related to the FDA’s proposed in vitro method for determining bioequivalence of generic versions of Vancocin (vancomycin hydrochloride, USP) capsules.  The FDA also informed us in the same correspondence that the recent supplemental new drug application (sNDA) for Vancocin which was approved on

December 14, 2011 would not qualify for three additional years of exclusivity, as the agency interpreted Section 505(v) of the FD&C Act to require a showing of a significant new use (such as a new indication) for an old antibiotic such as Vancocin in order for such old antibiotic to be eligible for a grant of exclusivity.  FDA also indicated that it approved three abbreviated new drug applications (ANDAs) for generic vancomycin capsules and the companies holding these ANDA approvals indicated that they began shipping generic vancomycin hydrochloride, USP. In June 2012, the FDA approved a fourth ANDA for generic vancomycin capsules.

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

Currently our product development portfolio is primarily focused on the following programs: C1 esterase inhibitor [human], maribavir for cytomegalovirus (CMV) infection and VP20629 (treatment of Friedreich’s Ataxia).

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

We also have been developing VP20621 for the prevention of CDAD.  In May 2011, we initiated a Phase 2 dose-ranging clinical study to evaluate the safety, tolerability, and efficacy of VP20621 for prevention of recurrence of CDAD in adults previously treated for CDAD. We completed enrollment of  patients in December 2012 and disclosed the results of this study in April 2013.  We will complete the evaluation of these Phase 2 data however, we are seeking a partner to complete the development and commercialization of the asset as it is not considered core to our strategy. Our decision whether to pursue further development of VP20621 will be dependent upon, among other things, our ability to find a partner, our final assessment of the results of the Phase 2 data set and the cost of future clinical studies.

In September 2011, we entered in to a licensing agreement for the worldwide rights to develop VP20629, or indole-3-propionic acid  for the treatment of Friedreich’s Ataxia (FA), a rare, hereditary, progressive neurodegenerative disease. We expect to initiate a single and repeat dose phase 1 study in patients in 2013 and expect to  initiate a subsequent phase 2 study after completion of the phase1 study. We may not be successful in completing the phase 1 or 2 studies in the time frame we anticipate.  Following completion of the phase 2 study, a phase 3 study is planned.  although the results of the clinical trials may not support further clinical development. We intend to file for Orphan Drug Designation upon review of the Phase 2 proof of concept data.

In December 2011, we entered into an exclusive development and option agreement with  Meritage Pharma, Inc. (Meritage) , a private company based in San Diego, CA focused on developing oral budesonide suspension (OBS) as a treatment for eosinophilic esophagitis (EoE). EoE is a newly recognized chronic disease that is increasingly being diagnosed in children and adults. It is characterized by inflammation and accumulation of a specific type of immune cell, called an eosinophil, in the esophagus. EoE patients may have persistent or relapsing symptoms, which include dysphagia (difficulty in swallowing), nausea, stomach pain, chest pain, heartburn, loss of weight and food impaction.

We intend to continue to evaluate in-licensing or other opportunities to acquire products in development, or those that are currently on the market. We plan to seek products that treat serious or life threatening illnesses with a high unmet medical need, require limited commercial infrastructure to market, and which we believe will provide both revenue and earnings growth over time.

Executive Summary

Since December 31, 2012, we experienced the following:

Business Activities

Hereditary Angioedema (HAE):

•                  Shipped approximately 23,000 doses of Cinryze to U.S. specialty pharmacy/specialty distributors (SP/SD’s) and approximately 1,600 doses to wholesalers, pharmacies and customers in the EU and other territories;

•                  Launched Cinryze commercially in three additional countries in Europe;

•                  Announced the publication of data demonstrating that the use of Cinryze in pediatric patients provided relief from symptoms of hereditary angioedema (HAE) attacks and reduced the rate of attacks;

Cytomegalovirus (CMV):

•                  Presented additional interim data from our two ongoing phase 2 dose-ranging studies of maribavir for treatment of cytomegalovirus infections in transplant patients;

Adrenal Insufficiency (AI):

•                  Launched Plenadren commercially in one additional country in Europe; pricing and reimbursement discussions continue throughout Europe during the remainder of 2013;

•                  Announced that the U.S. Food and Drug Administration would not accept the Plenadren clinical data package utilized for EU approval as adequate for review in the United States, and that further clinical development would be required to file for commercial approval in the United States;

Pediatric Epilepsy:

•                  Launched Buccolam commercially in a middle eastern country and completed pricing and reimbursement activities in several European countries with launches planned during the remainder of 2013;

C. difficile infection (CDI):

•                  Released positive data from Phase 2 study with VP-20621 (non-toxigenic Clostridium difficile) which demonstrated high rates of colonization and statistically significant reductions in recurrence of C. difficile infections;

•                  Announced company plans to seek a partner to complete the development and commercialization of VP-20621 as this asset no longer fits into the core development plans of ViroPharma.

Financial Results

•                  Increased net sales of Cinryze to $99.5 million as compared to $68.2 million in the first quarter of 2012;

•                  Net sales of Vancocin decreased to $3.6 million from $66.2 million in the first quarter of 2012;

•                  Generated net sales of approximately $6.8 million in Europe; and

•                  Recorded a $104.2 million pre-tax intangible asset impairment charge and reported net after tax loss of $64.0 million in the first quarter of 2013;

Liquidity

•                  Generated net cash from operations of $13.9 million during the first quarter of 2013; and

•                  Ended the first quarter of 2013 with working capital of $356.2 million, which includes cash and cash equivalents and short-term investments of $260.8 million.

During the remainder of 2013 and going forward, we expect to face a number of challenges, which include the following:

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

From the first quarter of 2012 through the fourth quarter of 2012, Cinryze inventory in the channel had been below normal levels. However, on August 6, 2012, FDA approved our supplement to the Cinryze Biologics License Application (BLA) for industrial scale manufacturing, which increases our manufacturing capacity of Cinryze. In the first quarter of 2013, we have rebuilt channel inventories to the upper end of our normal range and we plan to build safety stock during the remainder of 2013, which will impact our working capital.

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

In March 2013, the net price at which our authorized generic distributor sold generic vancomycin fell sharply due to pricing pressures in the generic marketplace.  This significant decline caused us to test the recoverability of the Vancocin intangible asset.  Step one of the impairment test failed and we performed a step two analysis.  Under step two, we are required to reduce the carrying value of the intangible asset to its estimated fair value, and as a result have recorded an impairment of approximately $104.2 million reducing the carrying amount of the intangible assets to approximately $7.4 million. The fair value of the intangible asset was estimated using an income approach based on present value of the probability adjusted future cash flows. In determining the probability adjusted cash flows, we took into consideration the current and anticipated impact of the significant net price reduction that has occurred in the generic marketplace on both net sales of our authorized generic and sales of branded Vancocin. Based on the revised cash flow projections, the useful life of the asset was also reduced to 3.75 years from 16.75 years as of March 31, 2013 which represents the period over which we expect to receive substantially all of the net present value of the adjusted cash flows. Should future events occur that cause further reductions in revenue or operating results we would incur an additional impairment charge, which would be significant relative to the carrying value of the intangible assets as of  March 31, 2013.

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

In the fourth quarter of  2012, we became aware that certain Vancocin sales made to Government agencies under the Federal Supply Schedule contract between ViroPharma and the Veterans Administration (VA) were not compliant with the Trade Agreements Act. Absent a waiver, the Trade Agreements Act prohibits the sale to the government of products manufactured in non-designated countries, such as China. We self-reported the discovery to the VA in February 2013.  In March 2013, the VA notified us that Vancocin will remain on the Federal Supply Schedule while we finalize changes in our supply chain to comply with the Trade Agreements Act.

We are currently undertaking studies on the viability of subcutaneous administration of Cinryze. Studies using Halozyme’s recombinant human hyaluronidase enzyme (rHuPH20) technology in combination with Cinryze are subject to laboratory sampling to monitor rHuPH20 antibody levels as a result of potential safety signals detected in the clinical development program of another company’s product being studied in combination with rHuPH20. The FDA may impose future clinical holds in the event studies conducted by us or other companies with rHuPH20 identify elevated antibody levels.

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

We have also been developing VP20621 for the prevention of CDAD.  In May 2011, we initiated a Phase 2 dose-ranging clinical study to evaluate the safety, tolerability, and efficacy of VP20621 for prevention of recurrence of CDAD in adults previously treated for CDAD. We completed enrollment of  patients in December 2012 and disclosed the results of this study in April 2013.  We will complete the evaluation of these Phase 2 data however, we are seeking a partner to complete the development and commercialization of the asset as it is not considered core to our strategy. Our decision whether to pursue further development of VP20621 will be dependent upon, among other things, our ability to find a partner, our final assessment of the results of the Phase 2 data set and the cost of future clinical studies.

We are also developing VP20629 for the treatment of Friedreich’s Ataxia. In a Phase 1 safety and tolerability study conducted in the Netherlands, VP20629 was demonstrated to be safe and well tolerated at all dose levels tested. We expect to initiate a study in patients by the second half of 2013. We intend to file for Orphan Drug Designation upon review of the Phase 2 proof of concept data.

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

Our actual results could differ materially from those results expressed in, or implied by, our expectations and assumptions described in this Quarterly Report on Form 10-Q. The risks described in this report, our Form 10-Q for the quarter ended March 31, 2013, are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. Please also see our discussion of the “Risk Factors” as described in our Form 10-K for the year ended December 31, 2012 in Item 1A, which describe other important matters relating to our business.

Results of Operations

Three Months Ended March 31, 2013 and 2012

	For the three months ended March 31,
(in thousands, except per share data)	2013	2012
Net product sales	$107,149	$135,800

Cost of sales (excluding amortization of product rights)	$29,859	$32,079

Operating income (loss)	$(97,859)	$40,310

Net income (loss)	$(63,997)	$19,991
Net income (loss) per share:
Basic	$(0.98)	$0.28
Diluted	$(0.98)	$0.26

Operating loss is $97.9 million for the three months ended March 31, 2013 compared to operating income of $40.3 million during the same period in 2012. The decrease in operating income is driven primarily by the following: the Vancocin intangible impairment charge of $104.2 million; a decrease in net sales of  $28.7 million period over period due to lower Vancocin revenues as a result of the entrance of generic vancomycin and the relative increase in the sales of our branded Vancocin into lower priced governmental programs; and reduced margins from authorized generic vancomycin sales; and, an increase of $4.8 million in selling, general and administrative expenses primarily related to the growth of our global organization and our European commercialization efforts. Research and development expenses increased $1.8 million in the three month period ended March 31, 2013 compared to the three months ended March 31, 2012 as increased spending associated with our CMV program, Plenadren and VP20629 was partly offset by lower spending in our VP20621 program.  Other operating expense in the three month periods ended March 31, 2013 and 2012 includes the expense associated with change in the fair value of the contingent consideration related to our acquisition of DuoCort. Additionally, the three months ended March 31, 2013 includes cost associated with the funding of certain manufacturing enhancements at our manufacturing partners.

We sell Diamorphine in the UK, primarily to hospitals, through approved wholesalers. We began commercial sales of Cinryze and Buccolam in Europe during the fourth quarter of 2011 and Plenadren during the third quarter of 2012. The revenues from these sales are not material to our consolidated revenues for three months ended March 31, 2013 and 2012.

Revenues

Revenues consisted of the following:

	For the three months ended March 31,
(in thousands)	2013	2012
Net product sales
Cinryze	$99,489	$68,163
Vancocin	3,613	66,170
Other	4,047	1,467
Total revenues	$107,149	$135,800

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

During 2012, Cinryze inventory in the channel was below normal levels. However, on August 6, 2012, FDA approved our supplement to the Cinryze Biologics License Application (BLA) for industrial scale manufacturing, which increases our manufacturing capacity of Cinryze. In the first quarter of 2013, we have rebuilt channel inventories to the upper end of our normal range and we plan to build safety stock during the remainder of 2013, which will impact our working capital.

Our sales of Cinryze may be influenced by SP buying decisions related to their desired inventory levels and patient prescription demand, all of which could be at different levels from period to period.

Our net sales of Cinryze during the three  months ended March 31, 2013 increased 46.0% over the same period in the prior year due to  consistent patient adds, stable dosing rate, net realized price growth of 5.9% as well as an increase in trade inventories. Included in this increase was $2.7 million of Cinryze revenue in the EU during the three months ended March 31, 2013 compared to $1.2 million in the three months ended March 31, 2012.

During the three months ended March 31, 2013, net sales of Vancocin decreased 94.5% compared to the same period in 2012 due to the introduction of authorized generic vancomycin. On April 9, 2012, we announced the FDA denied the citizen petition we filed on March 17, 2006 related to the FDA’s proposed in vitro method for determining bioequivalence of generic versions of Vancocin (vancomycin hydrochloride, USP) capsules. FDA also approved three ANDA’s for generic vancomycin capsules.  In June 2012, FDA approved a fourth ANDA.

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

Cost of sales (excluding amortization of product rights)

Cost of sales decreased for the three months ended March 31, 2013 as compared to the three months ended March 31, 2012  by $2.2 million. The decrease in cost is due to the effect of the shift in product mix from increased sales of higher cost Cinryze which is offset by the lower Genzyme royalty on lower revenues from branded Vancocin sales as the first quarter of 2012 represents a full quarter of Vancocin branded sales activity and generic vancomycin did not enter the market until the second quarter of 2012.  We anticipate that our cost of sales, on a relative basis, will remain higher than historical levels due to the introduction of generic vancomycin and the reduction of our sales of Vancocin relative to our Cinryze sales along with the royalty due to Genzyme.

Our cost of sales includes the cost of materials and distribution costs and excludes amortization of product rights.

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

Due to our study of subcutaneous administration of Cinryze in combination with rHuPH20, support for research exploring the use of Cinryze in additional indications and our study of maribavir for the treatment of CMV infections in transplant recipients we expect costs in these programs to increase in the future.

Research and development expenses were divided between our research and development programs in the following manner:

	For the three months ended March 31,
(in thousands)	2013	2012
Direct
Cinryze & C1 esterase inhibitor	$4,216	$4,399
CMV	1,543	734
Non-toxigenic strain of C. difficle (VP20621)	1,244	2,753
VP-20629	652	11
Plenadren	901	76
New Initiatives	877	744
Other assets	182	176
Indirect
Development	7,582	6,506
Total	$17,197	$15,399

Direct Expenses

Our costs associated with our Cinryze  & C1 esterase programs during the three months ended March 31, 2013 were relatively flat when compared to the three months ended March 31, 2012 as higher spending in the current year period related to our Phase 2 study of subcutaneous administration of Cinryze in combination with rHuPH20 was offset by the costs incurred in the prior year period related to achieving approval of our industrial scale manufacturing line.

Our direct expenses related to our CMV program increased in the three  months ended March 31, 2013 compared to the same period in 2012 and are the continuation of our two Phase 2 clinical studies initiated during the first and third quarters of 2012 to evaluate maribavir for the treatment of CMV infections in transplant recipients.

The costs of VP20621 in the three  months ended March 31, 2013 decreased compared to the same period in 2012 as we completed our Phase 2 clinical trial initiated during the second quarter of 2012.

Our direct expenses related to our VP20629, being developed for the treatment of Friedreich’s Ataxia (FA), increased during the three  months ended March 31, 2013  compared to the same period in 2012 as we began pre-clinical efforts during the second half of 2012.

The Plenadren costs incurred are related to our open label trial and our registry study.

Our costs related to New Initiatives represent expenses associated with our evaluation of a recombinant C1-INH technology and spending under our collaboration agreement with Sanquin supporting their early stage research programs.

Anticipated fluctuations in future direct expenses are discussed under “Liquidity — Development Programs.”

Indirect Expenses

These costs primarily relate to the compensation of and overhead attributable to our development team.

Selling, general and administrative expenses

Selling, general and administrative expenses (SG&A) increased for the three months ended March 31, 2013 by $4.8 million compared to the same period in the prior year primarily due to increases in compensation expense and employee cost of $4.5 million, increased medical education expenses of $1.0 million and increased legal costs of  $0.4 million partly offset by lower corporate costs of $1.7 million.

Our European commercialization efforts represent approximately $3.2 million of the increase, primarily due to higher compensation cost and the higher spending in the areas of medical affairs and education and our marketing efforts as we launch our products. We anticipate that our SG&A spending will continue to increase in future periods as we continue our commercialization and expansion efforts outside the United States.

Intangible amortization

Intangible amortization for the three months ended March 31, 2013 was $8.9 million as compared to $8.8 million for the same period in 2012.

Impairment loss

In March of 2013, the net price at which our authorized generic distributor  sold generic vancomycin fell sharply due to pricing pressures in the generic marketplace.  This significant decline caused us to test the recoverability of the Vancocin intangible asset.  Step one of the impairment test failed and we performed a step two analysis.  Under step two, we are required to reduce the carrying value of the intangible asset to its estimated fair value, and as a result have recorded an impairment of approximately $104.2 million reducing the carrying amount of the intangible assets to approximately $7.4 million. The fair value of the intangible asset was estimated using an income approach based on present value of the probability adjusted future cash flows. In determining the probability adjusted cash flows, we took into consideration the current and anticipated impact of the significant net price reduction that has occurred in the generic marketplace on both net sales of our authorized generic and sales of branded Vancocin. Based on the revised cash flow projections, the useful life of the asset was also reduced to 3.75 years from 16.75 years as of March 31, 2013 which represents the period over which we expect to receive substantially all of the net present value of the adjusted cash flows. Should future events occur that cause further reductions in revenue or operating results we would incur an additional impairment charge, which would be significant relative to the carrying value of the intangible assets as of  March 31, 2013.

Other operating expenses

The change during the three  months ended March 31, 2013 compared to the same period during 2012 is primarily due to the charges to income resulting from the re-measurement of the fair values of the contingent consideration liabilities incurred as part of our acquisition of DuoCort and the funding of manufacturing enchantments at certain of our manufacturing partners.

Other Income (Expense)

Interest Income

Interest income for three  months ended March 31, 2013 and March 31, 2012 was $0.2 million and $0.1 million, respectively.

Interest Expense

	For the three months ended March 31,
(in thousands)	2013	2012
Interest expense	$1,200	$1,202
Amortization of debt discount	2,175	2,011
Amortization of finance costs	234	234
Total interest expense	$3,609	$3,447

Interest expense consists of interest on our senior convertible notes and also commitment fees on the unused credit facility. The amortization of debt discount relates solely to the senior convertible notes and the amortization of finance costs relates to the amortization of debt issue cost on both the senior convertible notes and the $200 million credit facility.

Other (expense) income, net

Our other (expense) income, net, includes foreign exchange gains and losses. Additionally, the three months ended March 31, 2013 and March 31, 2012 includes approximately $1.1 million and $1.1 million, respectively, of amortization expense of the deferred asset related to the Meritage transaction.

Income Tax Expense (Benefit)

Our income tax expense (benefit) was ($41.5) million and $18.1 million for the quarters ended March 31, 2013 and March 31, 2012, respectively. Our income tax expense (benefit) includes federal, state and foreign income taxes at statutory rates and the effects of various permanent differences.

Our effective tax rates for the three months ended March 31, 2013 and March 31, 2012, were 39.3% and 47.5%, respectively.

The effective tax rate for the three months ended March 31, 2013 is higher than the statutory U.S. tax rate due to the impact of state income taxes.  Because of the impairment of the Vancocin intangible assets , the impact of other items  such as share-based compensation, foreign losses on which the benefit is lower than the US rate and non-deductible expenses including amortization expense, do not have a significant impact on the effective tax rate for the period ended March 31, 2013. The effective tax rate for the three month period ended March 31, 2012 is higher than the statutory U.S. tax rate due to state income taxes and certain share-based compensation that is not tax deductible. In addition, the effective tax rate in first quarter 2012 is higher than the statutory U.S. tax rate due to foreign losses on which no tax benefit is provided or on which the tax benefit is less than the U.S. statutory tax rate and non-deductible amortization expense. These increases to the effective tax rate are partially offset by tax benefits related to orphan drug credits, manufacturing deductions and charitable contributions.  The effective tax rate in both periods was impacted by an increase in the fair value of contingent consideration that is not deductible for tax purposes.

Because of the impairment of the Vancocin intangible assets , we anticipate that our effective tax rate will be lower than in 2012.   Excluding the tax impact from the intangible asset  impairment we would have expected our effective tax rate  in 2013  to be higher than the statutory rate  because of losses incurred in foreign jurisdictions.  Our tax rate, excluding the intangible impairment, will vary based on the operating results of each legal entity and actual permanent differences.  Our effective tax rates in future years will depend primarily on our foreign operating results and should decline if our product launches are successful and generate profits.

Our last U.S. tax examination for 2008 concluded in the first quarter of 2011 with no material adjustments.  We are currently under examination in one state and one foreign jurisdiction  At this time, we do not believe that the results of these examinations will have a material impact on our financial statements.

Liquidity

In the near term, we expect that our sources of revenue will continue to arise from Cinryze product sales. However, there are no assurances that demand for Cinryze will continue to grow or that we will be able to maintain adequate supply of product.

We began the commercial sales of Buccolam and Cinryze in Europe during the fourth quarter of 2011. Although we began commercial sales of Cinryze and Buccolam in Europe during the fourth quarter of 2011, the revenues and operating income from these sales are not material to our consolidated revenues and operating income for 2012 or the first three months of 2013 and there are no assurances that there will be growing demand for products in Europe or we will be successful in our commercialization efforts in Europe or any other territories where we have the rights to sell these drug products.

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

The approval of generic copies of Vancocin has and will continue to adversely impact sales of our Vancocin brand prescription products and have a negative impact on our financial condition and results of operations, including causing a significant decrease in our revenues, operating income and cash flows compared to historical levels. In March of 2013, the net price at which our authorized generic distributor  sold generic vancomycin fell sharply due to pricing pressures in the generic marketplace.  This significant decline caused us to test the recoverability of the Vancocin intangible asset.  Step one of the impairment test failed and we performed a step two analysis.  Under step two, we are required to reduce the carrying value of the intangible asset to its estimated fair value, and as a result have recorded an impairment of approximately $104.2 million reducing the carrying amount of the intangible assets to approximately $7.4 million. Should future events occur that cause further reductions in revenue or operating results we would incur an additional impairment charge, which would be significant relative to the carrying value of the intangible assets as of  March 31, 2013.

Our ability to generate positive cash flow is also impacted by the timing of anticipated events in our Cinryze,  maribavir, VP20629, Plenadren and other development programs, including the timing of our expansions into other territories and the costs of our anticipated commercial activities, the scope of the clinical trials required by regulatory authorities, results from clinical trials, the results of our product development efforts, including the OBS development efforts at Meritage and variations from our estimate of future direct and indirect expenses.

The cash flows we have used in operations historically have been applied to research and development activities, marketing and commercial efforts, business development activities, general and administrative expenses, debt service, and income tax payments.  Bringing drugs from the preclinical research and development stage through Phase 1, Phase 2, and Phase 3 clinical trials and FDA and/or EMA regulatory approval is a time consuming and expensive process.  Because we have product candidates that are currently in the clinical stage of development, there are a variety of events that could occur during the development process that will dictate the course we must take with our drug development efforts and the cost of these efforts.  As a result, we cannot reasonably estimate the costs that we will incur through the commercialization of any product candidate.  However, our future costs may exceed current costs as we anticipate we will continue to invest in our pipeline, including our initiatives to develop maribavir, VP20629, any additional studies to identify additional therapeutic uses and expand the labeled indication for Cinryze to potentially include other C1 mediated diseases as well as new modes of administration for Cinryze.  Also, we will incur additional costs as we intend to seek to commercialize Cinryze, Buccolam and Plenadren in Europe in countries where we have distribution rights and certain other countries as well as conduct studies to identify additional C1 mediated diseases, such as AMR, and may conduct clinical studies in additional indications in the future, which may be of interest for further clinical development.

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

On March 14, 2008, we entered into a lease for our corporate office building.  The lease agreement had a term of 7.5 years from the commencement date. On August 29, 2012, we entered into an amended and restated lease (the Amended Lease) to expand the corporate headquarters. The Amended Lease expires fifteen years from the “commencement date”, which will occur when the landlord has substantially completed the expansion, including any tenant improvements. We currently expect the commencement date to occur during the fourth quarter of 2013. We will continue to make the scheduled lease payments for the existing building through commencement date. At  March 31, 2013, our minimum lease payments under the Amended Lease total approximately $40.7 million. Upon the commencement date the lease payments will escalate annually based upon a consumer price index specified in the lease.

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

ASC 840, Leases, is the authoritative literature related to accounting for leases. Based on the results of the lease classification tests we have concluded that the Amended Lease qualifies as an operating lease. However, the lease arrangement involves the construction of expanded office space where we are involved in the design and construction of the expanded space and have the obligation to fund the tenant improvements to the expanded structure and to lease the entire building following completion of construction. This arrangement is referred to as build-to suit lease. We have concluded that under the guidance of ASC 840-55-15, we are considered the owner of the construction project for accounting purposes and must record a construction in progress asset (CIP) and a corresponding financing obligation for the construction costs funded by the landlord.  We began recording the CIP asset and a corresponding financing obligation during the first quarter of 2013 when construction started. Once the construction is complete we will depreciate the core and shell asset over 30 years. A portion of the lease payments will be reflected as principal and interest payments on the financing obligation.

The most significant of our near-term operating development cash outflows are as described under “Development Programs” as set forth below.

In March 2010, President Obama signed into law the Patient Protection and Affordable Care Act (PPACA). The PPACA, as amended, will likely increase certain of our costs as well.  For example, an increase in the Medicaid rebate rate from 15.1% to 23.1% was effective as of January 1, 2010, and the volume of rebated drugs has been expanded to include beneficiaries in Medicaid managed care organizations, effective as of March 23, 2010.  The PPACA also imposes a manufacturer’s fee on the sale of branded Pharmaceuticals (excluding orphan drugs) to specified government programs, expands the 340B drug discount program (excluding orphan drugs), and includes a 50% discount on brand name drugs for Medicare Part D participants in the coverage gap, or “donut hole”.  The manufacturing fee and Medicare Part D coverage gap are immaterial relative to our operating income and cash flow. We continue to evaluate PPACA to determine not only the immediate effects on our business, but also the trends and changes that may be encouraged by the legislation that may potentially impact our business over time.

Capital Resources

While we anticipate that cash flows from operations, our current cash, cash equivalents and short-term investments (collectively referred to as our cash) and revolving credit facility should allow us to fund our ongoing development and operating costs, as well as our interest payments and future milestone payments or acquisition costs, we may need additional financing in order to expand our product portfolio.  At March 31, 2013, we had cash, cash equivalents and short-term investments of $260.8 million. Short-term investments consist of high quality fixed income securities with remaining maturities of greater than three months at the date of purchase and high quality debt securities or obligation of departments or agencies of the United States. At March 31, 2013, the annualized weighted average nominal interest rate on our short-term investments was 0.28% and the weighted average length to maturity was 11.2 months. At March 31, 2013, we also had a $200 million revolving Credit Agreement with certain lenders. As of the date of this filing, we have not drawn any amounts under the Credit Agreement and are in compliance with our covenants. In March 2013, we entered into Amendment No. 3 to the Credit Agreement (the “Amendment”). Pursuant to the Amendment, our lenders agreed  to waive compliance with a specified financial covenant (the “Financial Covenant”) until we notify the lenders that we are in compliance with the Financial Covenant.  During this period, non-compliance with the Financial Covenant shall not result in a default or event of default under the Credit Agreement. Additionally, we are not permitted to request advances of funds or letters of credit under the Credit Facility, and the lenders shall have no obligation to fund any Borrowing  or to make any Loan  or any other extension of credit to the Company under the Credit Agreement during this period.

At March 31, 2013, approximately $110.0 million of our cash and availability under the credit agreement is subject to the minimum liquidity covenant, as defined in our credit agreement.

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

Overall Cash Flows

During the three months ended March 31, 2013, we generated $13.9 million of net cash from operating activities, primarily from our net loss after adjustments for non-cash items including the non-cash impairment charge, and the accounts receivable collected during the quarter offset by the increase in inventories as we replenish the Cinryze channel, and decreases in our accounts payable and accrued expenses and other current liabilities. Cash provided by investing activities of $8.6 million resulted primarily from the purchase of investments partly offset by maturities of short-term investments. Our net cash provided by financing activities for the three months ended March 31, 2013 was $2.0 million which relates to the proceeds and excess tax benefits from stock option exercises. During the three months ended March 31, 2012, we generated $53.3 million of net cash from operating activities, primarily from our net income after adjustments for non-cash items and accounts receivable collected during the current quarter. We generated $17.9 million of cash from investing activities from investment maturities, net of purchases of short-term investments. Our net cash used in financing activities for the three months ended March 31, 2012 was $39.6 million which is primarily attributable to the repurchases of our common stock.

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

Cinryze— We acquired Cinryze in October 2008 and through March 31, 2013 have spent approximately $59.6 million in direct research and development costs related to Cinryze since acquisition. During  2013, we continue to expect research and development costs related to Cinryze to increase as we complete our Phase 4 commitment and evaluate additional indications, formulations and territories including our efforts on the C1 esterase inhibitor/rHuPH20 combination sub-subcutaneous formulation and AMR. We are solely responsible for the costs of Cinryze development. In the first quarter of 2012, we completed a Phase 2 study to evaluate the safety, and pharmacokinetics and pharmacodynamics of subcutaneous administration of Cinryze in combination with rHuPH20 and announced the presentation of positive data. We initiated additional Phase 2 studies of subcutaneous administration of Cinryze in combination with rHuPH20 in late 2012 and we will continue to evaluate the subcutaneous administration of Cinryze as a standalone therapy. We are also investigating recombinant forms of C1-INH, which may be included in future clinical studies. As such we anticipate that costs associated with our Cinryze program to increase in future periods.

CMV program—We acquired the rights to maribavir in September 2003 and through March 31, 2013 have spent approximately $106.1 million in direct research and development costs.  For the remainder of 2013, we expect our research and development activities related to maribavir to increase. During the second quarter of 2012, we announced the initiation of a Phase 2 program to evaluate maribavir for the treatment of CMV infections in transplant recipients.  The program consists of two independent Phase 2 clinical studies that will include subjects who have asymptomatic CMV, and those who have failed therapy with other anti-CMV agents.  During the third quarter of 2012, we presented interim data from the Phase 2 open label clinical study being conducted in Europe evaluating maribavir as a treatment for patients with asymptomatic cases of CMV.  Results from this study as well as data from a second Phase 2 open label study of maribavir as a treatment for patients with refractory cases of CMV will periodically be evaluated.

VP20621— We acquired VP20621 in February 2006 and through March 31, 2013 have spent approximately $39.6 million in direct research and development costs. In May 2011, we initiated a Phase 2 dose-ranging clinical study to evaluate the safety, tolerability, and efficacy of VP 20621 for prevention of recurrence of CDAD in adults previously treated for CDAD. We presented interim data from this study during the third quarter of 2012. Based on the interim data, we completed enrollment of patients in December 2012 and disclosed the results of this study in April 2013.  We will complete the evaluation of these Phase 2 data however, we are seeking a partner to complete the development and commercialization of the asset as it is not considered core to our strategy. Our decision whether to pursue further development of VP20621 will be dependent upon, among other things, our ability to find a partner, our final assessment of the results of the Phase 2 data set and the cost of future clinical studies. In the event we are successful in finding a partner, we do not expect to incur significant additional expenses related to VP20621. However, if we are not successful in finding a partner, our research and development expenses related to VP20621 could increase in future periods.

VP20629— On September 30, 2011, we entered into a license agreement with Intellect Neurosciences, Inc. (INS) for the worldwide rights to its clinical stage drug candidate, VP20629, which we expect to develop for the treatment of Friedreich’s Ataxia (FA), a rare, hereditary, progressive neurodegenerative disease. We expect to initiate a single and repeat dose phase 1 study in patients in 2013 and expect to  initiate a subsequent phase 2 study after completion of the phase1 study. Following completion of the phase 2 study, a phase 3 study is planned.  We intend to file for Orphan Drug Designation upon review of the Phase 2 proof of concept data. Under the terms of the agreement, we have exclusive worldwide rights to develop and commercialize VP20629 for the treatment, management or prevention of any disease or condition covered by Intellect’s patents. We paid INS a $6.5 million up-front licensing fee and may pay additional milestones up to $120 million based upon defined events.  We will also pay a tiered royalty of up to a maximum percentage of low teens, based on annual net sales. We are solely responsible for the costs of VP20629 development.

Plenadren— We acquired Plenadren  in November 2011. The costs incurred to date relate to our open label trial and registry study.

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

During 2012, through open market purchases, we reacquired approximately 6.9 million shares at a cost of approximately $180.3 million or an average price of $26.20 per share and during 2011, we reacquired approximately 9.2 million shares at a cost of approximately $169.7 million or an average price of $18.52 per share. At March 31, 2013 we have approximately $200.0 million available under these authorizations to repurchase shares of our common stock and/or our 2% Senior Convertible Notes due 2017. However, our ability to repurchase shares is currently limited by certain terms of our Credit Agreement.

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

As of March 31, 2013 senior convertible notes representing $205.0 million of principal debt are outstanding with a carrying value of $164.0 million and a fair value of approximately $307.1 million, based on the level 2 valuation hierarchy of the fair value measurements standard.

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

The senior convertible notes are convertible into shares of our common stock during the second quarter of 2013 at the election of the holders as the last reported sale price of our common stock for the 20 or more trading days in the 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter exceeded 130% of the conversion price, $18.87 per share.

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

At March 31, 2013, approximately $110.0 million of our cash and availability under the credit agreement is subject to the minimum liquidity covenant (iv), described above.

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

As of the date of this filing, we have not drawn any amounts under the Credit Facility. In March 2013, we entered into Amendment No. 3 to the Credit Agreement (the “Amendment”). Pursuant to the Amendment, our lenders agreed  to waive compliance with a specified financial covenant (the “Financial Covenant”) until we notify the lenders that we are in compliance with the Financial Covenant.  During this period, non-compliance with the Financial Covenant shall not result in a default or event of default under the Credit Agreement. Additionally, we are not permitted to request advances of funds or letters of credit under the Credit Facility,  and the lenders shall have no obligation to fund any Borrowing  or to make any Loan  or any other extension of credit to the Company under the Credit Agreement during this period.

Contractual Obligations

We have commitments to purchase a minimum number of liters of plasma per year through 2017 from our suppliers.  Additionally, we are required to purchase a minimum number of units from our third party toll manufacturers. The total minimum purchase commitments for these continuing arrangements as of March 31, 2013 are approximately $456.4 million.

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

At March 31, 2013, our minimum lease payments under the Amended Lease total approximately $40.7 million.

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

d.  The entity’s own historical experience in renewing or extending similar arrangements, consistent with the intended use of the asset by the entity, regardless of whether those arrangements have explicit renewal or extension provisions. In the absence of that experience, the entity shall consider the assumptions that market participants would use about renewal or extension consistent with the highest and best use of the asset by market participants, adjusted for entity-specific factors in this paragraph.

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

Our most significant long-lived assets are our acquired intangible assets (see Note 4 to the consolidated financial statements), the largest of which are our Cinryze  and Vancocin intangible assets.

Cinryze

In October 2008, Cinryze was approved by the FDA for routine prophylaxis against angioedema attacks in adolescent and adult patients with HAE.  Because the treatment indication is directed at a small population in the United States, orphan drug status was awarded by the FDA and orphan drug exclusivity was granted on the date of approval. Orphan drug exclusivity awards market exclusivity for seven years.  These seven years of exclusivity prevents another company from marketing a  product with the same active ingredient as Cinryze for routine prophylaxis against angioedema attacks in adolescent and adult patients with HAE through October 2015. In addition, a biosimilar version of Cinryze could not rely on Cinryze data for approval before 2020 as a result of data protection provisions contained in the Affordable Health Care for America Act.

As of March 31, 2013, the carrying amount of this intangible asset is approximately $428.4 million. We are amortizing this asset over its estimated 25-year useful life, through October 2033, or 18 years beyond the orphan exclusivity period and 13 years beyond the data protection period for biosimilar versions.

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

When determining the post exclusivity landscape for Cinryze we concluded that barriers to entry for competitors to Cinryze are greater than other traditional biologics.  They include, but are not limited to the following. Cinryze treats a known population base of approximately 4,600 patients.  HAE is generally thought to inflict approximately 10,000 people in the United States, but many of whom have not yet been diagnosed.  Therefore the market upside for potential competitors is limited. The capital investment for a potential competitor to construct a manufacturing facility is prohibitive and would limit the number of participants willing to enter the prophylactic HAE market. In order to qualify for the abbreviated approval process for biosimilar versions of biologics licensed under full BLAs (“reference biologics”) a biosimilar applicant generally must submit analytical, animal, and clinical data showing that the proposed product is “highly similar” to the reference product and has no “clinically meaningful differences” from the reference product in terms of the safety, purity, and potency, although FDA may waive some or all of these requirements. FDA cannot license a biosimilar until 12 years after it first licensed the reference biologic. It is therefore likely that a biosimilar would have to conduct clinical trials to show that a FOB is highly similar to Cinryze and has no clinically meaningful differences.  To conduct these trials, one must produce enough drug to sustain a trial and attract the required number of HAE patients to prove safety and efficacy comparable to Cinryze.  Patients on Cinryze are those HAE patients who experience life threatening laryngeal attacks, or frequent attacks that inhibit their quality of life and/or ability to work.  To obtain patients for a clinical trial, the FOB company will have to convince patients to stop taking this life saving drug and test a new unproven product.  We believe that this would be met with great resistance from both patients and doctors and would limit the ability of a FOB company to perform clinical trials.

At present, one C1 inhibitor and several compounds have received approval from FDA for the acute indication with de minimus impact on the prophylactic market, primarily due to the payor environment.  Though we might see competition at some point in the future, we believe it would be limited.

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

In April 2012, FDA denied the citizen petition filed on March 17, 2006 related to the FDA’s proposed in vitro method for determining bioequivalence of  generic versions of  Vancocin Capsules.  In the FDA’s response to the citizen petition, the agency denied our citizen petition. The FDA also informed us in the same correspondence that the recent supplemental new drug application (sNDA) for Vancocin approved December 14, 2011 would not qualify for three additional years of exclusivity based on the agency’s assertion that in order for an sNDA for an old antibiotic such as Vancocin to be eligible for a grant of exclusivity, it must be a significant new use or indication.  To date, FDA has approved four abbreviated new drug applications (ANDAs) for generic vancomycin capsules

We, along with the approved generic drug makers, began shipping generic vancomycin hydrochloride, USP, in addition to continuing the sales of Vancocin.

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

In March of 2013, the net price at which our authorized generic distributor  sold generic vancomycin fell sharply due to pricing pressures in the generic marketplace.  This significant decline caused us to test the recoverability of the Vancocin intangible asset.  Step one of the impairment test failed and we performed a step two analysis.  Under step two, we are required to reduce the carrying value of the intangible asset to its estimated fair value, and as a result have recorded an impairment of approximately $104.2 million reducing the carrying amount of the intangible assets to approximately $7.4 million. The fair value of the intangible asset was estimated using an income approach based on present value of the probability adjusted future cash flows. In determining the probability adjusted cash flows, we took into consideration the current and anticipated impact of the significant net price reduction that has occurred in the generic marketplace on both net sales of our authorized generic and sales of branded Vancocin. Based on the revised cash flow projections, the useful life of the asset was also reduced to 3.75 years from 16.75 years as of March 31, 2013 which represents the period over which we expect to receive substantially all of the net present value of the adjusted cash flows. Should future events occur that cause further reductions in revenue or operating results we would incur an additional impairment charge, which would be significant relative to the carrying value of the intangible assets as of  March 31, 2013.

Impairment of Goodwill and Indefinite-lived Intangible Assets — We review the carrying value of goodwill and indefinite-lived intangible assets, to determine whether impairment may exist.  In September 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2011-08, Testing Goodwill for Impairment (the Update). The objective of this Update is to simplify how entities test goodwill for impairment. The amendments in the Update provide the option to first assess qualitative factors to determine whether it is necessary to perform the current two-step test. If an entity believes, as a result of its qualitative assessment, that it is more-likely-than-not (a likelihood of more than 50%) that the fair value of a reporting unit is less than its carrying amount, the quantitative impairment test is required. Otherwise, no further testing is required. The two step goodwill impairment test consists of the following steps. The first step compares a reporting unit’s fair value to its carrying amount to identify potential goodwill impairment. If the carrying amount of a reporting unit exceeds the reporting unit’s fair value, the second step of the impairment test must be completed to measure the amount of the reporting unit’s goodwill impairment loss, if any.  Step two requires an assignment of the reporting unit’s fair value to the reporting unit’s assets and liabilities to determine the implied fair value of the reporting unit’s goodwill. The implied fair value of the reporting unit’s goodwill is then compared with the carrying amount of the reporting unit’s goodwill to determine the goodwill impairment loss to be recognized, if any. The impairment test for indefinite-lived intangible assets is a one-step test, which compares the fair value of the intangible asset to its carrying value. If the carrying value exceeds its fair value, an impairment loss is recognized in an amount equal to the excess. Based on accounting standards, it is required that these assets be assessed at least annually for impairment unless a triggering event occurs between annual assessments which would then require an assessment in the period which a triggering event occurred.

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

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

Our holdings of financial instruments are primarily comprised of money market funds holding only U.S. government securities and fixed income securities, including a mix of corporate debt and government securities. All such instruments are classified as securities available for sale.  Our debt security portfolio represents funds held temporarily pending use in our business and operations.  We manage these funds accordingly.  Our primary investment objective is the preservation of principal, while at the same time optimizing the generation of investment income.  We seek reasonable assuredness of the safety of principal and market liquidity by investing in cash equivalents (such as Treasury bills and money market funds) and fixed income securities (such as U.S. government and agency securities, municipal securities, taxable municipals, and corporate notes) while at the same time seeking to achieve a favorable rate of return.  Our market risk exposure consists principally of exposure to changes in interest rates.  Our holdings are also exposed to the risks of changes in the credit quality of issuers. We generally invest in financial instruments with maturities of less than one year. The carrying amount, which approximates fair value based on the Level 1 valuation hierarchy of the fair value measurement standard, and the annualized weighted average nominal interest rate of our investment portfolio at March 31, 2013, was approximately $61.6 million and 0.28%, respectively.  The weighted average length to maturity was 11.2 months.  A one percent change in the interest rate would have resulted in a $0.2 million impact to interest income for the quarter ended March 31, 2013.

At March 31, 2013, we had principal outstanding of $205.0 million of our senior convertible notes.  The senior convertible notes bear interest at a rate of 2% per annum, payable semi-annually in arrears on March 15 and September 15 of each year commencing on September 15, 2007.  The senior convertible notes are convertible into shares of our common stock at an initial conversion price of $18.87 per share.  The senior convertible notes may only be converted: (i) anytime after December 15, 2016; (ii) during the five business-day period after any five consecutive trading day period (the “measurement period”) in which the price per note for each trading day of that measurement period was less than 98% of the product of the last reported sale price of our common stock and the conversion rate on each such day; (iii) during any calendar quarter (and only during such quarter) after the calendar quarter ending June 30, 2007, if the last reported sale price of our common stock for 20 or more trading days in a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter exceeds 130% of the applicable conversion price in effect on the last trading day of the immediately preceding calendar quarter; or (iv) upon the occurrence of specified corporate events. Upon conversion, holders of the senior convertible notes will receive shares of common stock, subject to our option to irrevocably elect to settle all future conversions in cash up to the principal amount of the senior convertible notes, and shares for any excess.  We can irrevocably elect this option at any time on or prior to the 35th scheduled trading day prior to the maturity date of the senior convertible notes.  The senior convertible notes may be required to be repaid on the occurrence of certain fundamental changes, as defined in the senior convertible notes.  As of March 31, 2013, the fair value of the principal of the $205.0 million convertible senior notes outstanding was approximately $307.1 million, based on the Level 2 valuation hierarchy of the fair value measurements standard. The carrying value of the debt at March 31, 2013 is $164.0 million.

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

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer, or CEO, and our Chief Financial Officer, or CFO, of the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of March 31, 2013.  Based on that evaluation, our management, including our CEO and CFO, concluded that as of March 31, 2013 our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to the Company’s management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the first quarter of 2013, there were no significant changes in our internal control over financial reporting identified in connection with the evaluation of such controls that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

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

Sales of Cinryze represented approximately 46, 76 and 93  percent of our revenue in 2011, 2012 and the first quarter of 2013, respectively, and we expect Cinryze will continue to account for an increasing percentage of our future revenues as Vancocin sales continue to decrease. If we are not able to continue to successfully commercialize Cinryze in the United States and Europe, or are significantly delayed or limited in doing so, we could fail to achieve our estimates for peak year sales for Cinryze, and our business, financial condition, results of operations and liquidity could be materially impacted.  In addition, our sales of Cinryze are influenced by buying decisions by specialty pharmacies (SPs) related to their desired inventory levels and patient prescription demand, all of which could be at different levels from period to period. Changes in the level of inventory held by SPs could vary from period to period and negatively impact our results of operations.

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

The discovery of previously unknown risks and side effects of our products could result in a significant drop in the potential sales of our products, harm our reputation and the reputation of our products in the marketplace or become subject to lawsuits, including class actions. In 2010, FDA requested that the labels of C1 esterase inhibitor products, including Cinryze, be updated to include additional information about the occurrence of thrombotic events. We continue to monitor reports of thrombotic events and any increases in the prevalence of thrombotic events could lead to additional changes to the labeling of Cinryze or other regulatory actions.  Any of these results could decrease or prevent any sales of our products or substantially increase the costs and expenses of commercializing and marketing our products.

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

Cinryze

We are currently evaluating the feasibility of additional indications and/or other formulations for Cinryze. We plan to initially focus on C-1 mediated diseases affecting transplant patients, including AMR and DGF. We are also currently undertaking studies on the viability of subcutaneous administration of Cinryze. In the first quarter of 2012, we completed a Phase 2 study to evaluate the safety, and pharmacokinetics and pharmacodynamics of subcutaneous administration of Cinryze in combination with rHuPH20 and announced the presentation of positive data. In December 2012, we initiated a Phase 2b double blind, multicenter, dose ranging study to evaluate the safety and efficacy of subcutaneous administration of Cinryze® (C1 esterase inhibitor [human]) in combination with rHuPH20 in adolescents and adults with hereditary angioedema (HAE) for prevention of HAE attacks. The FDA has informed us that the administration of Cinryze with rHuPH20 will be reviewed as a combination product and must therefore meet the specific regulatory requirements for combination prescription drug products. Combination products can raise challenging regulatory and policy challenges for the FDA. Differences in regulatory pathways for each component can impact the regulatory processes for all aspects of product development and management, including preclinical testing, clinical investigation, marketing applications, manufacturing and quality control, adverse event reporting, promotion and advertising, and post-approval modifications.

Maribavir

During the second quarter of 2012, we announced the initiation of a Phase 2 program to evaluate maribavir for the treatment of CMV infections in transplant recipients. The program consists of two independent Phase 2 clinical studies that include subjects who have asymptomatic CMV, and those who have failed therapy with other anti-CMV agents. We have periodically presented interim data from two Phase 2 open label clinical studies being conducted with maribavir, one in Europe evaluating maribavir as a treatment for patients with asymptomatic cases of CMV and  a second Phase 2 open label study of maribavir as a treatment for patients with refractory cases of CMV. We plan to continue to periodically evaluate the data generated from these open label studies. Our prior evaluation of maribavir for prophylaxis in allogeneic stem cell, or bone marrow, transplant patients did not achieve its primary or key secondary endpoints and we also discontinued a study evaluating maribavir in liver transplant patients. While the current studies are in different patient populations and utilize different dosing levels, there can be no assurance that our clinical program with maribavir for the treatment of subjects with asymptomatic CMV as well as resistant/refractory CMV disease will yield positive results or support further development of maribavir for either indication. The preliminary results from a small number of NPP and emergency-use IND patients may not be predictive of the results of the studies being conducted.

Non-toxigenic difficile

In February 2006, we entered into a licensing agreement for the rights to develop non-toxigenic strains of C. difficile, or VP20621, for the treatment and prevention of CDAD. We recently disclosed data from a Phase 2 dose-ranging clinical study to evaluate the safety, tolerability, and efficacy of VP20621 for prevention of recurrence of Clostridium difficile infection in adults previously treated for CDAD. We are seeking a partner to continue development of this program as it is not consider a core strategic asset. There can be no assurance that we will be successful in finding a partner or that we will continue clinical development of this product candidate.

VP20629, or indole-3-propionic acid

In September 2011, we entered in to a licensing agreement for the worldwide rights to develop VP20629, or indole-3-propionic acid for the treatment of Friedreich’s Ataxia (FA), a rare, hereditary, progressive neurodegenerative disease. We expect to initiate a single and repeat dose phase 1 study in patients in 2013 and expect to initiate a subsequent phase 2 study after completion of the phase1 study. We may not be successful in completing the phase 1 or 2 studies in the time frame we anticipate. Following completion of the Phase 2 study, a Phase 3 study is planned although the results of the clinical trials may not support further clinical development.

Plenadren

We are evaluating the potential to file for regulatory approval of Plenadren in the United States. In March 2013, the FDA indicated the data filed in the European Union and approved by the European Medicines Agency related to use of Plenadren for treatment of adrenal insufficiency in adults are not sufficient for assessment of benefit/risk in a marketing authorization submission in the United States and that additional clinical data would be required.   We are currently reviewing the FDA feedback and will seek to meet with the FDA to discuss potential Phase 3 study design. Our decision whether to pursue regulatory approval for Plenadren in the United States will be dependent upon, among other things, additional feedback from the FDA regarding potential Phase 3 study design. In addition, there can be no assurance that we will receive orphan exclusivity. In order to receive orphan exclusivity in the United States the FDA has requested that we demonstrate that Plenadren provides a significant measure of safety over existing therapies.

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

The development of any of our product candidates is subject to many risks, including that:

• the product candidate is found to be ineffective, unsafe or fails to meet specific regulatory requirements, including but not limited to those for combination products;

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

Even if we receive regulatory approval for our product candidates, or acquire the rights to additional products which have received regulatory approvals, the later discovery of previously unknown problems with a product, manufacturer or facility may result in adverse consequences, including withdrawal of the product from the market. Approval of a product candidate may be subject to a risk evaluation mitigation strategy, or may be conditioned upon certain limitations and restrictions as to the drug’s use, or upon the conduct of further studies, and may be subject to continuous review.

We may be required to take additional non-cash impairment charge related to Vancocin related intangible assets. If we are required to take an additional impairment charge related to these intangible assets, our financial results of operations would be adversely affected.

The approval of generic copies of Vancocin has adversely impacted our revenues, operating results and cash flows. The combination of the approval of generic versions of oral vancomycin and significant decrease in the net price, in March 2013, at which our authorized generic distributor sold generic vancomycin due to pricing pressures in the generic marketplace led to an impairment of approximately $104.2 million reducing the carrying amount of the intangible assets to approximately $7.4 million and a reduction of the estimated useful life of the asset. Should future events occur that cause further reductions in revenue or operating results we would incur an additional impairment charge, which would be significant relative to the carrying value of the vancocin related intangible asset as of March 31, 2013.

Covenants in our Credit Facility will limit our ability to borrow which may restrict our business.

The Credit Facility contains financial convents that can limit our ability to borrow under the credit agreement. As of the date of this filing, we have not drawn any amounts under the Credit Facility and are in compliance with our covenants. As a result of the negative impact of the approval of generic vancomycin on our operating results, our ability to borrow the full $200 million provided under our Credit Facility during portions of 2013 and 2014 may be limited or prohibited. Limitations on our ability to borrow under the Credit Facility could impact our liquidity and limit our ability to fund general corporate requirements, such as research and development expenses, or to make acquisitions.

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

• enter into certain acquisitions;

• enter into certain transactions with affiliates; and

• consolidate or merge with or into, or sell substantially all of our assets to, another person.

A breach of any of these covenants could result in a default under our Credit Agreement.

ITEM 6.  Exhibits

List of Exhibits:

10.1	*

Amendment No. 3, dated as of March 13, 2013, to the Credit Agreement, dated as of September 9, 2011, among the Company, the lenders named therein, JPMorgan Chase Bank, N.A., as administrative agent, and BMO Harris Financing Inc., TD Bank, N.A. and Morgan Stanley Bank, NA as co-syndication agents.

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

101

The following financial information from this Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2013, formatted in XBRL (Extensible Business Reporting Language) and furnished electronically herewith: (i) the  Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Comprehensive Income (Loss) (iv) the Consolidated Statements of Stockholders’ Equity; (v) the Consolidated Statements of Cash Flows; and, (vi) the Notes to the Consolidated Financial Statements.

*   Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VIROPHARMA INCORPORATED

Date: May 1, 2013	By:	/s/ Vincent J. Milano
Vincent J. Milano
President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Charles A. Rowland, Jr.
Charles A. Rowland, Jr.
Vice President, Chief Financial Officer
(Principal Financial Officer)

	By:	/s/ John J. Kirby
John J. Kirby
Vice President, Chief Accounting Officer
(Principal Accounting Officer)