Form 10-Q
period 2013-06-30
VIROPHARMA INC
filed 2013-08-01
CIK 946840

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

or

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

Number of shares outstanding of the issuer’s Common Stock, par value $.002 per share, as of July 22, 2013: 65,524,229 shares.

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

FORWARD-LOOKING STATEMENTS

Statements contained or incorporated by reference in this document contain information that includes or is based on “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. These statements, including expected future revenue growth drivers; clinical development timelines expected future cost estimates;  expected manufacturing capacities; expected continued patient growth; potential to identify a partner for

VP20621; and, expected tax rates and expected sources and uses of liquidity, are subject to risks and uncertainties. Forward-looking statements include the information concerning our possible or assumed results of operations. We have tried, whenever possible, to identify such statements by words such as “believes,” “expects,” “anticipates,” “intends,” “estimates,” “plan,” “projected,” “forecast,” “will,” “may” or similar expressions. We have based these forward-looking statements on our current expectations and projections about the growth of our business, our financial performance and the development of our industry. Because these statements reflect our current views concerning future events, these forward-looking statements involve risks and uncertainties. Investors should note that many factors, as more fully described in Item 1A under the caption “Risk Factors” in this document, supplement, and as otherwise enumerated herein, could affect our future financial results and could cause our actual results to differ materially from those expressed in forward-looking statements contained or incorporated by reference in this document.

We do not undertake any obligation to update our forward-looking statements after the date of this document for any reason, even if new information becomes available or other events occur in the future. You are advised to consult any further disclosures we make on related subjects in our reports filed with the Securities and Exchange Commission (SEC). Also note that, in Item 1A, on this Form 10-Q, our Form 10-Q for the fiscal quarter ended March 31, 2013 and our Form 10-K for the fiscal year ended December 31, 2012, we provide a cautionary discussion of the risks, uncertainties and possibly inaccurate assumptions relevant to our business. These are factors that, individually or in the aggregate, we think could cause our actual results to differ materially from expected and historical results. We note these factors for investors as permitted by Section 27A of the Securities Act and Section 21E of the Exchange Act. You should understand that it is not possible to predict or identify all such factors. Consequently, you should not consider this to be a complete discussion of all potential risks or uncertainties.

ViroPharma Incorporated

Consolidated Balance Sheets

(unaudited)

	June 30,	December 31,
(in thousands, except share and per share data)	2013	2012
Assets
Current assets:
Cash and cash equivalents	$191,398	$175,518
Short-term investments	67,335	71,338
Accounts receivable	55,949	74,396
Inventory	87,834	64,384
Prepaid expenses and other current assets	28,305	25,361
Prepaid income taxes	19,309	29,097
Deferred income taxes	18,397	13,324
Total current assets	468,527	453,418
Intangible assets, net	494,392	617,539
Property, equipment and building improvements, net	12,289	10,848
Goodwill	96,264	96,759
Debt issue costs, net	2,082	2,551
Deferred income taxes	19,815	17,988
Other assets	19,737	20,849
Total assets	$1,113,106	$1,219,952

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$16,412	$21,254
Contingent consideration	—	8,367
Accrued expenses and other current liabilities	72,941	83,503
Income taxes payable	410	904
Total current liabilities	89,763	114,028
Other non-current liabilities	35	1,898
Financing obligation	1,929	—
Contingent consideration	25,346	17,710
Deferred tax liability, net	120,050	167,484
Long-term debt	166,205	161,793
Total liabilities	403,328	462,913

Stockholders’ equity:
Preferred stock, par value $0.001 per share. 5,000,000 shares authorized; Series A convertible participating preferred stock; no shares issued and outstanding	—	—
Common stock, par value $0.002 per share. 175,000,000 shares authorized; outstanding 65,457,373 shares at June 30, 2013 and 65,113,880 shares at December 31, 2012	163	163
Treasury shares, at cost. 16,042,202 shares at June 30, 2013 and 16,042,202 shares at December 31, 2012	(350,000)	(350,000)
Additional paid-in capital	806,682	789,719
Accumulated other comprehensive loss	(3,801)	(2,975)
Retained earnings	256,734	320,132
Total stockholders’ equity	709,778	757,039
Total liabilities and stockholders’ equity	$1,113,106	$1,219,952

See accompanying notes to unaudited consolidated financial statements.

ViroPharma Incorporated

Consolidated Statements of Operations

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands, except per share data)	2013	2012	2013	2012
Revenues:
Net product sales	$103,711	$94,639	$210,860	$230,439

Costs and Expenses:
Cost of sales (excluding amortization of product rights)	28,158	28,089	58,017	60,167
Research and development	17,165	16,621	34,361	32,020
Selling, general and administrative	46,235	40,883	88,958	79,046
Intangible amortization	7,683	8,787	16,582	17,614
Impairment loss	—	—	104,245	—
Other operating expenses	684	858	2,767	2,054
Total costs and expenses	99,925	95,238	304,930	190,901
Operating income (loss)	3,786	(599)	(94,070)	39,538

Other Income (Expense):
Interest income	153	142	319	278
Interest expense	(3,681)	(3,518)	(7,290)	(6,965)
Other expense, net	(493)	(4,783)	(4,648)	(3,548)
Income (loss) before income tax expense (benefit)	(235)	(8,758)	(105,689)	29,303

Income tax expense (benefit)	(833)	(2,928)	(42,291)	15,142
Net income (loss)	$598	$(5,830)	$(63,398)	$14,161

Net income (loss) per share:
Basic	$0.01	$(0.08)	$(0.97)	$0.20
Diluted	$0.01	$(0.08)	$(0.97)	$0.19

Shares used in computing net income (loss) per share:
Basic	65,355	69,390	65,281	69,951
Diluted	68,917	69,390	65,281	73,028

See accompanying notes to unaudited consolidated financial statements.

ViroPharma Incorporated

Consolidated Statements of Comprehensive Income  (Loss)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2013	2012	2013	2012
Net income (loss)	$598	$(5,830)	$(63,398)	$14,161
Other comprehensive income (loss), before tax:
Foreign currency translations adjustments	(278)	(639)	(805)	364
Unrealized gain (loss) on available for sale securities
Unrealized holding gain (loss) arising during period	(44)	(1)	(32)	1
Less: Reclassification adjustment for gains included in net income	—	—	—	—
Income tax benefit	(16)	—	(11)	—
Unrealized gain (loss) on available for sale securities, net of tax	(28)	(1)	(21)	1
Other comprehensive income (loss), net of tax	(306)	(640)	(826)	365

Comprehensive income (loss)	$292	$(6,470)	$(64,224)	$14,526

See accompanying notes to unaudited consolidated financial statements.

ViroPharma Incorporated

Consolidated Statements of Stockholders’ Equity

(unaudited)

	Preferred Stock		Common Stock		Treasury Shares			Accumulated
	Number		Number		Number		Additional	other		Total
	of		of		of		paid-in	comprehensive	Retained	stockholders’
(in thousands)	shares	Amount	shares	Amount	shares	Amount	capital	loss	Earnings	equity
Balance, December 31, 2012	—	$—	65,114	$163	16,042	$(350,000)	$789,719	$(2,975)	$320,132	$757,039
Exercise of common stock options	—	—	281	—	—	—	3,300	—	—	3,300
Conversion of senior convertible notes	—	—	1	—	—	—	11	—	—	11
Restricted stock vested	—	—	34	—	—	—	—	—	—	—
Employee stock purchase plan	—	—	27	—	—	—	558	—	—	558
Share-based compensation	—	—	—	—	—	—	12,286	—	—	12,286
Other comprehensive loss	—	—	—	—	—	—	—	(826)	—	(826)
Stock option tax benefits	—	—	—	—	—	—	808	—	—	808
Net loss	—	—	—	—	—	—	—	—	(63,398)	(63,398)
Balance, June 30, 2013	—	$—	65,457	$163	16,042	$(350,000)	$806,682	$(3,801)	$256,734	$709,778

See accompanying notes to unaudited consolidated financial statements.

ViroPharma Incorporated

Consolidated Statements of Cash Flows

(unaudited)

	Six Months Ended
	June 30,
(in thousands)	2013	2012
Cash flows from operating activities:
Net income (loss)	$(63,398)	$14,161
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Non-cash impairment charge	104,245	—
Non-cash share-based compensation expense	12,286	10,360
Non-cash interest expense	4,890	4,557
Non-cash charge for contingent consideration	42	1,846
Non-cash charge for option amortization	2,169	1,656
Non-cash investment premium amortization	501	1,072
Deferred tax provision	(54,176)	(11,357)
Depreciation and amortization expense	18,211	19,040
Other, net	2,093	2,481
Changes in assets and liabilities:
Accounts receivable	18,230	23,635
Inventory	(24,098)	18,117
Prepaid expenses and other current assets	(3,266)	(9,272)
Prepaid income taxes and income taxes payable	9,325	(2,539)
Other assets	(1,223)	(7,484)
Accounts payable	(4,582)	(4,950)
Accrued expenses and other current liabilities	(11,831)	13,779
Other non-current liabilities	(160)	(224)
Net cash provided by operating activities	9,258	74,878

Cash flows from investing activities:
Purchase of property, equipment and building improvements	(1,189)	(585)
Purchase of short-term investments	(38,180)	(77,408)
Maturities of short-term investments	41,650	90,103
Net cash provided by investing activities	2,281	12,110

Cash flows from financing activities:
Payment for treasury shares acquired	—	(71,523)
Net proceeds from issuance of common stock	3,858	5,947
Excess tax benefits from share-based payment arrangements	808	4,832
Net cash provided by (used in) financing activities	4,666	(60,744)

Effect of exchange rate changes on cash	(325)	(383)

Net increase in cash and cash equivalents	15,880	25,861

Cash and cash equivalents at beginning of period	175,518	331,352
Cash and cash equivalents at end of period	$191,398	$357,213

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

We are currently undertaking studies on the viability of subcutaneous administration of Cinryze. In May 2011, Halozyme Therapeutics Inc. (Halozyme) granted us an exclusive worldwide license to use Halozyme’s proprietary Enhanze™ technology, a proprietary drug delivery platform using Halozyme’s recombinant human hyaluronidase enzyme (rHuPH20) technology, in combination with a C1 esterase inhibitor which we intend to apply initially to develop a subcutaneous formulation of Cinryze for routine prophylaxis against attacks of HAE. In the first quarter of 2012, we completed a Phase 2 study to evaluate the safety, and pharmacokinetics and pharmacodynamics of subcutaneous administration of Cinryze in combination with rHuPH20 and announced the presentation of positive data.  In December 2012, we initiated a Phase 2b double blind, multicenter, dose ranging study to evaluate the safety and efficacy of subcutaneous administration of Cinryze® (C1 esterase inhibitor [human]) in combination with rHuPH20 in adolescents and adults with HAE for prevention of HAE attacks. On August 1, 2013, we announced that after discussion with representatives of the Center for Biologics Evaluation and Research (CBER) division of the U.S. Food and Drug Administration, we are going to discontinue our Phase 2 study.  The discontinuation of the study is a precaution related to the emergence of anti-rHuPH20 non-neutralizing antibodies in study patients.  We are investigating an alternative optimized, low volume standalone formulation of C1esterase inhibitor for subcutaneous administration and expect to begin a Phase 3 subcutaneous registration study mid 2014. We plan to evaluate potential future plans involving rHuPH20, however, there can be no assurance that we will be able to conduct additional studies with the combination of Cinryze and rHuPH2O. We are also investigating recombinant forms of C1-INH.

We are investigating potential new uses for our C1 esterase inhibitor product with a goal of pursuing additional indications in patient populations with other C1 INH mediated diseases.  To that end, we are supporting investigator-initiated studies (IISs) evaluating C1 INH as a treatment for patients with Neuromyelitis Optica (NMO) and Autoimmune Hemolytic Anemia (AIHA); both of these studies were initiated in 2012. We’ve also completed enrollment into a clinical trial in Antibody-Mediated Rejection (AMR) post renal transplantation with data expected in the fourth quarter of 2013 and are also evaluating the potential effect of C1-INH in Refractory Paroxysmal Nocturnal Hemoglobinuria (PNH). ViroPharma plans to continue to conduct both clinical and non-clinical studies to evaluate additional therapeutic uses for its C1 INH product in the future.

We are currently enrolling patients into a Phase 2 program to evaluate maribavir for the treatment of CMV infections in transplant recipients.  The program consists of two independent Phase 2 clinical studies that include subjects who have asymptomatic CMV in one trial, and those who have failed therapy with other anti-CMV agents in another trial.  Interim data from these studies was presented in June of 2013. We expect to complete enrollment into both studies in mid 2014. CMV is a common virus, but in immune compromised individuals, including transplant recipients, it can lead to serious illness or death.  The U.S. Food and Drug Administration (FDA) and the European Commission have granted orphan drug designation to maribavir for treatment of clinically significant cytomegalovirus viremia and disease in at-risk patients, and the prevention and treatment of cytomegalovirus disease in patients with impaired cell mediated immunity, respectively.

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

ViroPharma Incorporated

Notes to the Unaudited Consolidated Financial Statements

VP20621 will be dependent upon, among other things, our ability to find a partner, our final assessment of the results of the Phase 2 data set and the cost of future clinical studies.

In September 2011, we entered in to a licensing agreement for the worldwide rights to develop VP20629, or indole-3-propionic acid for the treatment of FA, a rare, hereditary, progressive neurodegenerative disease. We initiated a single and multiple oral dose safety and tolerability study in patients in 2013. The company anticipates completion of enrollment in the first half of 2014.

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

Basis of Presentation

The consolidated financial information at June 30, 2013 and for the three and six months ended June 30, 2013 and 2012, is unaudited but includes all adjustments (consisting only of normal recurring adjustments), which in the opinion of management, are necessary to state fairly the consolidated financial information set forth therein in accordance with accounting principles generally accepted in the United States of America.  The interim results are not necessarily indicative of results to be expected for the full fiscal year.  These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2012 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission.

Immaterial Correction

As part of our review of our operating results during the fourth quarter of 2012, we noted that our reported cost of sales for the second quarter of 2012 was understated by approximately $3.4 million. We assessed the materiality of this error for the second quarter, the six months ended June 30, 2012 and the nine months ended September 30, 2012 in accordance with the guidance in SAB 99 (SAB Topic 1.M) Materiality, and determined that the error was immaterial to the three and six months ended June 30, 2012 and the nine months ended September 30, 2012. We have revised the amounts previously reported for the three and six months ended June 30, 2012. We will correct our results for the nine months ended September 30, 2012 when that period is presented in our subsequent periodic filings. The effect of reflecting the correction of this immaterial error in the second quarter of 2012 is shown in the table below.

ViroPharma Incorporated

Notes to the Unaudited Consolidated Financial Statements

	Three months ended June 30, 2012
	As Reported	Adjustment	As Revised

Net product sales	$94,639	$—	$94,639
Cost of sales (excluding amortization of product rights)	24,721	3,368	28,089
Income tax benefit	(1,187)	(1,741)	(2,928)
Net loss	(4,203)	(1,627)	(5,830)
Basic net loss per share	$(0.06)	$(0.02)	$(0.08)
Diluted net loss per share	$(0.06)	$(0.02)	$(0.08)

	Six months ended June 30, 2012
	As Reported	Adjustment	As Revised

Net product sales	$230,439	$—	$230,439
Cost of sales (excluding amortization of product rights)	56,799	3,368	60,167
Income tax expense	16,883	(1,741)	15,142
Net income	15,788	(1,627)	14,161
Basic net income per share	$0.23	$(0.02)	$0.20
Diluted net income per share	$0.22	$(0.02)	$0.19

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

In July 2012, the FASB issued ASU 2012-02, Intangibles —Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment (the revised standard). The objective of this ASU is to simplify how entities test indefinite-lived intangible assets other than goodwill for impairment. The amendments in the ASU provide the option to first assess qualitative factors to determine whether, as a result of its qualitative assessment, that it is more-likely-than-not (a likelihood of more than 50%) the asset is impaired and it is necessary to calculate the fair value of the asset in order to compare that amount to the carrying value to determine the amount of the impairment, if any. If an entity believes, as a result of its qualitative assessment, that it is not more-likely-than-not (a likelihood of more than 50%) that the fair value of an asset is less than its carrying amount, no further testing is required. The revised standard includes examples of events and circumstances that might indicate that the indefinite-lived intangible asset is impaired. The approach in the ASU is similar to the guidance for testing goodwill for impairment contained in ASU 2011-08, Intangibles —Goodwill and Other (Topic 350): Testing Goodwill for Impairment. The revised standard, which may be adopted early, is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012 and does not change existing guidance on when to test indefinite-lived intangible assets for impairment. The adoption of the provisions of this guidance did not have a material impact on our consolidated results of operations, cash flows, and financial position.

Note 2.  Short-Term Investments

Short-term investments consist of fixed income securities with remaining maturities of greater than three months at the date of purchase.  At June 30, 2013, all of our short-term investments are classified as available for sale investments and measured as level 1 instruments of the fair value measurements standard.

The following summarizes the Company’s available for sale investments at June 30, 2013:

ViroPharma Incorporated

Notes to the Unaudited Consolidated Financial Statements — (Continued)

(in thousands)	Cost	Gross unrealized gains	Gross unrealized losses	Fair value

Debt securities:
U.S. Treasury	$26,033	$1	$8	$26,026
Corporate bonds	41,331	45	67	41,309
Total	$67,364	$46	$75	$67,335

Maturities of investments were as follows:
Less than one year	$42,597	$4	$17	$42,584
Greater than one year	24,767	42	58	24,751
Total	$67,364	$46	$75	$67,335

The following summarizes the Company’s available for sale investments at December 31, 2012:

(in thousands)	Cost	Gross unrealized gains	Gross unrealized losses	Fair value
Debt securities:
U.S. Treasury	$29,000	$8	$—	$29,008
Corporate bonds	42,334	10	14	42,330
Total	$71,334	$18	$14	$71,338

Maturities of investments were as follows:
Less than one year	$34,553	$10	$3	$34,560
Greater than one year	36,781	8	11	36,778
Total	$71,334	$18	$14	$71,338

Note 3.         Inventory

Inventory is stated at the lower of cost or market using actual cost. The following represents the components of inventory at June 30, 2013 and December 31, 2012:

	June 30,	December 31,
(in thousands)	2013	2012
Raw Materials	$41,368	$41,642
Work In Process	34,815	15,810
Finished Goods	11,651	6,932
Total	$87,834	$64,384

ViroPharma Incorporated

Notes to the Unaudited Consolidated Financial Statements — (Continued)

Note 4.  Intangible Assets

The following represents the balance of the intangible assets at June 30, 2013:

(in thousands)	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
Cinryze Product rights	$521,000	$97,814	$423,186
Plenadren Product rights	63,227	9,999	53,228
Buccolam Product rights	6,182	1,133	5,049
Auralis Contract rights	8,812	2,796	6,016
Vancocin Intangibles	7,407	494	6,913
Total	$606,628	$112,236	$494,392

The following represents the balance of the intangible assets at December 31, 2012:

(in thousands)	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
Cinryze Product rights	$521,000	$87,394	$433,606
Plenadren Product rights	65,136	7,048	58,088
Buccolam Product rights	6,566	876	5,690
Auralis Contract rights	9,360	2,531	6,829
Vancocin Intangibles	168,099	54,773	113,326
Total	$770,161	$152,622	$617,539

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

As of June 30, 2013, the carrying amount of this intangible asset is approximately $423.2 million. We are amortizing this asset over its estimated 25-year useful life, through October 2033, or 18 years beyond the orphan exclusivity period and 13 years beyond the data protection period for biosimilar versions.

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

When determining the post exclusivity landscape for Cinryze we concluded that barriers to entry for competitors to Cinryze are greater than other traditional biologics.  They include, but are not limited to the following. Cinryze treats a known population base of approximately 4,600 patients.  HAE is generally thought to affect approximately 10,000 people in the United States, many of whom have not yet been diagnosed.  Therefore the market upside for potential competitors is limited. The capital investment for a potential competitor to construct a manufacturing facility is prohibitive and would limit the number of participants willing to enter the prophylactic HAE market. In order to qualify for the abbreviated approval process for biosimilar versions of biologics licensed under

ViroPharma Incorporated

Notes to the Unaudited Consolidated Financial Statements — (Continued)

full BLAs (“reference biologics”) a biosimilar applicant generally must submit analytical, animal, and clinical data showing that the proposed product is “highly similar” to the reference product and has no “clinically meaningful differences” from the reference product in terms of the safety, purity, and potency, although FDA may waive some or all of these requirements. FDA cannot license a biosimilar until 12 years after it first licensed the reference biologic. It is therefore likely that a biosimilar would have to conduct clinical trials to show that a FOB is highly similar to Cinryze and has no clinically meaningful differences.  To conduct these trials, one must produce enough drug to sustain a trial and attract the required number of HAE patients to prove safety and efficacy comparable to Cinryze.  Patients on Cinryze are those HAE patients who experience life threatening laryngeal attacks, or frequent attacks that inhibit their quality of life and/or ability to work.  To obtain patients for a clinical trial, the FOB company will have to convince patients to stop taking this life saving drug and test a new unproven product.  We believe that this would be met with great resistance from both patients and doctors and would limit the ability of a FOB company to perform clinical trials.

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

In March 2013, the net price at which our authorized generic distributor sold generic vancomycin fell sharply due to pricing pressures in the generic marketplace.  This significant decline caused us to test the recoverability of the Vancocin intangible asset.  Step one of the impairment test failed and we performed a step two analysis.  Under step two, we are required to reduce the carrying value of the intangible asset to its estimated fair value, and as a result have recorded an impairment of approximately $104.2 million reducing the carrying amount of the intangible assets to approximately $7.4 million at March 31, 2013. The fair value of the intangible asset was estimated using an income approach based on present value of the probability adjusted future cash flows. In determining the probability adjusted cash flows, we took into consideration the current and anticipated impact of the significant net price reduction that has occurred in the generic marketplace on both net sales of our authorized generic and sales of branded Vancocin. Based on the revised cash flow projections, the useful life of the asset was also reduced to 3.75 years from 16.75 years as of March 31, 2013 which represents the period over which we expect to receive substantially all of the net present value of the adjusted cash flows. Should future events occur that cause further reductions in revenue or operating results we would incur an additional impairment charge, which would be significant relative to the carrying value of the intangible assets as of June 30, 2013.

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

ViroPharma Incorporated

Notes to the Unaudited Consolidated Financial Statements — (Continued)

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

In May 2010, we acquired a 100% ownership interest in Auralis Limited, a UK based specialty pharmaceutical company. As a result of this acquisition we recorded goodwill of approximately $5.9 million. The change in the carrying value of goodwill since the acquisition date is attributable to foreign currency fluctuations.

Note 6.  Property, Equipment and Building Improvements

The depreciable lives for the major categories of property and equipment are 30 years for the building, 3 to 5 years for computers and equipment and up to the shorter of the respective lease term or the expected economic useful life for building improvements, not to exceed 15 years.

On March 14, 2008, we entered into a lease for our corporate office building.  The lease agreement had a term of 7.5 years from the commencement date. On August 29, 2012, we entered into an amended and restated lease (the Amended Lease) to expand the corporate headquarters. The Amended Lease expires fifteen years from the “commencement date”, which will occur when the landlord has substantially completed the expansion, including any tenant improvements. We currently expect the commencement date to occur during the fourth quarter of 2013. We will continue to make the scheduled lease payments for the existing building through commencement date. At June 30, 2013, our minimum lease payments under the Amended Lease total approximately $40.4 million. Upon the commencement date the lease payments will escalate annually based upon a consumer price index specified in the lease.

We have the option to renew the lease for two consecutive terms for up to a total of ten years at fair market value, subject to a minimum price per square foot. The first renewal term may be for between three and seven years, at our option, and the second renewal term may be for ten years less the length of the first renewal term.

ViroPharma Incorporated

Notes to the Unaudited Consolidated Financial Statements — (Continued)

Under the terms of the Amended Lease, the Landlord is responsible for the cost of construction of the core and shell of the expansion, as defined in the lease, which it will “deliver” to us when complete.  We will be responsible for the “fit out “of the core and shell necessary for us to occupy the expanded building.

ASC 840, Leases, is the authoritative literature related to accounting for leases. Based on the results of the lease classification tests we have concluded that the Amended Lease qualifies as an operating lease. However, the lease arrangement involves the construction of expanded office space where we are involved in the design and construction of the expanded space and have the obligation to fund the tenant improvements to the expanded structure and to lease the entire building following completion of construction. This arrangement is referred to as build-to suit lease. We have concluded that under the guidance of ASC 840-55-15, we are considered the owner of the construction project for accounting purposes and must record a construction in progress asset (CIP) and a corresponding financing obligation for the construction costs funded by the Landlord.  We began recording the CIP asset and a corresponding financing obligation during the first quarter of 2013 when construction started. During the six months ended June 30, 2013 we recorded approximately $1.9 million of construction in progress related to the lease. Once the construction is complete we will depreciate the core and shell asset over 30 years. A portion of the lease payments will be reflected as principal and interest payments on the financing obligation.

Property, equipment and building improvements consists of the following:

	June 30,	December 31,
(in thousands)	2013	2012
Land	$156	$156
Building	3,039	3,039
Construction in progress, lease	1,929	—
Computers and equipment	13,720	13,387
Leasehold improvements	6,809	6,053

	25,653	22,635

Less: accumulated depreciation and amortization	13,364	11,787
Property, equipment and building improvements, net	$12,289	$10,848

Note 7.  Long-Term Debt

Long-term debt as of June 30, 2013 and December 31, 2012 is summarized in the following table:

	June 30,	December 31,
(in thousands)	2013	2012
Senior convertible notes	$166,205	$161,793
less: current portion	—	—
Total debt principal	$166,205	$161,793

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

ViroPharma Incorporated

Notes to the Unaudited Consolidated Financial Statements — (Continued)

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

ViroPharma Incorporated

Notes to the Unaudited Consolidated Financial Statements — (Continued)

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

As of June 30, 2013, we have accrued $1.2 million in interest payable to holders of the senior convertible notes.  Debt issuance costs of $4.8 million have been capitalized and are being amortized over the term of the senior convertible notes, with an unamortized balance of $1.4 million at June 30, 2013.

The senior convertible notes were convertible into shares of our common stock during the second quarter of 2013 at the election of the holders as the last reported sale price of our common stock for the 20 or more trading days in the 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter exceeded 130% of the conversion price, $18.87 per share. During the quarter note holders converted notes with a face value of $12 thousand and we issued the holders 634 shares of our common stock.

Our senior convertible notes continue to be convertible into shares of our common stock during the third quarter of 2013.

As of June 30, 2013, senior convertible notes representing $205.0 million of principal debt are outstanding with a carrying value of $166.2 million and a fair value of approximately $340.6 million, based on the Level 2 valuation hierarchy of the fair value measurements standard.

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

ViroPharma Incorporated

Notes to the Unaudited Consolidated Financial Statements — (Continued)

At June 30, 2013, $100.0 million of our cash and availability under the credit agreement is subject to the minimum liquidity covenant (iv), described above.

As of June 30, 2013, we have accrued $0.2 million in interest payable for the revolver. Financing costs of approximately $1.7 million incurred to establish the Credit Facility were deferred and are being amortized to interest expense over the life of the Credit Facility, with an unamortized balance of $0.7  million as of June 30, 2013.

Financing Obligation

On August 29, 2012, we entered into an amended and restated lease (the Amended Lease) to expand our corporate headquarters.  ASC 840, Leases, is the authoritative literature related to accounting for leases. The lease arrangement involves the construction of expanded office space in which we are involved in the design and construction of the expanded space and have the obligation to fund the tenant improvements to the expanded structure and to lease the entire building following completion of construction. This arrangement is referred to as build-to suit lease. We have concluded that under the guidance we are considered the owner of the construction project for accounting purposes and must record a non-cash construction in progress asset (CIP) and a corresponding non-cash financing obligation for the construction costs funded by the Landlord.  We began recording the CIP asset and a corresponding financing obligation during the first quarter of 2013 when construction started. During the six months ended June 30, 2013 we recorded CIP of approximately $1.9 million with a corresponding financing obligation. Once the construction is complete we will depreciate the core and shell asset and will begin to apply a portion of the lease payments as a reduction in the principal of the obligation and apportion of the lease payments will be reflected as interest expense on the financing obligation.

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

At June 30, 2013 we have approximately $200.0 million available under these authorizations to repurchase shares of our common stock and/or our 2% Senior Convertible Notes due 2017. However, our ability to repurchase shares is currently limited by certain terms of our Credit Agreement.

Senior convertible notes

Our senior convertible notes were convertible into shares of our common stock during the second quarter of 2013 at the election of the holders as the last reported sale price of our common stock for the 20 or more trading days in the 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter exceeded 130% of the conversion price, $18.87 per share. During the quarter note holders converted notes with a face value of $12 thousand and we issued the holders 634 shares of our common stock.

Our senior convertible notes continue to be convertible into shares of our common stock during the third quarter of 2013.

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

The vesting period for our stock awards is the requisite service period associated with each grant.

Our share-based compensation expense is comprised of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2013	2012	2013	2012
Stock options	$4,495	$4,095	$9,016	$7,976
Performance shares	1,536	1,047	2,732	1,837
Restricted shares	212	263	444	444
Employee Stock Purchase Plan	48	52	94	103
Total	$6,291	$5,457	$12,286	$10,360

Our share-based compensation expense is recorded as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2013	2012	2013	2012
Research and development	$1,201	$1,152	$2,479	$2,235
Selling, general and administrative	5,090	4,305	9,807	8,125
Total	$6,291	$5,457	$12,286	$10,360

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

In May 2008, the 2005 Plan was amended and an additional 5,000,000 shares of common stock was reserved for issuance upon the exercise of stock options or the grant of restricted shares or restricted share units.  This amendment was approved by stockholders at our Annual Meeting of Stockholders in May of 2010.  In April 2012, the 2005 Plan was amended and an additional 2,500,000 shares of common stock was reserved for issuance upon the exercise of stock options or the grant of restricted shares or restricted share units.  This amendment was approved by stockholders at our Annual Meeting of Stockholders in May 2012.

As of June 30, 2013, there were 2,461,413 shares available for grant under the Plans.

The following table lists information about these equity plans at June 30, 2013:

	1995 Plan	2001 Plan	2005 Plan	Combined
Shares authorized for issuance	4,500,000	500,000	15,350,000	20,350,000
Shares outstanding	4,500,000	500,000	12,888,587	17,888,587
Shares available for grant	—	—	2,461,413	2,461,413

Employee Stock Option Plans

We granted 2,042,825 stock options during the six months ended June 30, 2013.  The weighted average fair value of the grants was estimated at $ 13.93 per share using the Black-Scholes option-pricing model using the following assumptions:

Expected dividend yield		-
Range of risk free interest rate	1.10%	-	1.39%
Weighted-average volatility	57.90%
Range of volatility	57.81%	-	58.06%
Range of expected option life (in years)	5.50	-	6.25

We have 10,465,899 option grants outstanding at June 30, 2013 with exercise prices ranging from $1.84 per share to $32.69 per share and a weighted average remaining contractual life of 6.95 years. The following table lists the outstanding and exercisable option grants as of June 30, 2013:

	Number of options	Weighted average exercise price	Weighted average remaining contractual term (years)	Aggregate intrinsic value (in thousands)

Outstanding	10,465,899	$17.31	6.95	$119,237
Exercisable	5,798,991	$13.17	5.42	$90,129

ViroPharma Incorporated

Notes to the Unaudited Consolidated Financial Statements — (Continued)

The following table summarizes information regarding our stock option awards at June 30, 2013:

	Shares Under Option	Weighted Average Exercise Price

Balance at December 31, 2012	8,814,831	$15.26
Granted	2,042,825	$25.59
Exercised	(280,776)	$11.76
Forfeited	(104,459)	$20.51
Cancelled	(6,522)	$22.10
Balance at June 30, 2013	10,465,899	$17.31

As of June 30, 2013, there was $52.7 million of total unrecognized compensation cost related to unvested share-based payments (including share options) granted under the Plans.  That cost is expected to be recognized over a weighted-average period of 2.93 years.

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

ViroPharma Incorporated

Notes to the Unaudited Consolidated Financial Statements — (Continued)

The performance period starting price is measured as the average closing price over the last 30 trading days prior to the performance period start. The Monte Carlo simulation model also assumed correlations of returns of the prices of our common stock and the common stocks of the comparator group of companies and stock price volatilities of the comparator group of companies.

At June 30, 2013, there was approximately $9.0 million of unrecognized compensation cost related to all PSUs that is expected to be recognized over a weighted-average period of approximately 1.99 years.

The following table summarizes select information regarding our PSUs as of June 30, 2013:

	Share Units (in thousands)	Weighted- average grant date fair value
Balance at December 31, 2012	350,739	$24.86
Granted	281,030	$24.30
Exercised	—	$—
Forfeited	(12,037)	$24.60
Vested	—	$—
Balance at June 30, 2012	619,732	$24.61

Restricted Stock Awards

We also grant our non-employee directors restricted stock awards that generally vest after one year of service. In 2013, 31,500 RSUs were granted with weighted average grant date fair values of $25.25 per share. The fair value of a restricted stock award is equal to the closing price of our common stock on the grant date.

The following summarizes select information regarding our restricted stock awards as of June 30, 2013:

	Share Units (in thousands)	Weighted- average grant date fair value
Balance at December 31, 2012	37,750	$31.12
Granted	31,500	$25.25
Vested	(33,583)	$31.51
Balance at June 30, 2013	35,667	$25.57

As of June 30, 2013, there was approximately $ 0.6 million of unrecognized compensation cost related to RSUs which is expected to be recognized over a weighted average period of 0.78 years.

Employee Stock Purchase Plan

During the first six months of 2013, 13,010 shares were sold to employees.  During the year ended December 31, 2012, 29,927 shares were sold to employees. As of June 30, 2013 there are approximately 357,141 shares available for issuance under this plan.

Previously under this plan, there were two plan periods:  January 1 through June 30 (Plan Period One) and July 1 through December 31 (Plan Period Two).

ViroPharma Incorporated

Notes to the Unaudited Consolidated Financial Statements — (Continued)

In November 2012, the plan was amended to revise Plan Period One to May 1 through October 31 and to revise Plan period Two to November 1 through April 30 along with minor administrative changes. The plan amendments are effective January 1, 2013 and provide an Initial Offering Period from January 1, 2013 through April 30, 2013.

For the Initial Offering Period in 2013, the fair value of approximately $60,700 was estimated using the Type B model with a risk free interest rate of 0.04%, volatility of 29.6% and an expected option life of 0.33 years.  This fair value was amortized over the four month period ending April 30, 2013.

For Plan Period One in 2013, the fair value of approximately $97,500 was estimated using the Type B model with a risk free interest rate of 0.08%, volatility of 28.00% and an expected option life of 0.50 years.  This fair value is being amortized over the six month period ending October 31, 2013.

Note 10.  Income Tax Expense (Benefit)

Our income tax expense (benefit) was ($0.8) million and ($2.9) million for the three months ended June 30, 2013 and 2012, respectively, and ($42.3) million and $15.1 million for the six months ended June 30, 2013 and June 30, 2012, respectively. Our income tax expense includes federal, state and foreign income taxes at statutory rates and the effects of various permanent differences.

Our effective tax rates for the six months ended June 30, 2013 and June 30, 2012, were 40.0% and 51.7%, respectively.

The effective tax rate for the six months ended June 30, 2013 is higher than the statutory U.S. tax rate due to the impact of state income taxes.  Because of the impairment of the Vancocin intangible assets, the impact of other items such as share-based compensation, foreign losses on which the benefit is lower than the U.S. rate and non-deductible expenses including amortization expense do not have a significant impact on the effective tax rate for the period ended June 30, 2013. The effective tax rate for the six months ended June 30, 2012 is higher than the statutory U.S. tax rate due to state income taxes and certain share-based compensation that is not tax deductible. In addition, the effective tax rate in the first six months of 2012 is higher than the statutory U.S. tax rate due to foreign losses on which no tax benefit is provided or on which the tax benefit is less than the U.S. statutory tax rate and non-deductible amortization expense. These increases to the effective tax rate are partially offset by tax benefits related to orphan drug credits, manufacturing deductions and charitable contributions. The effective tax rate in both periods was impacted by the change in fair value of contingent consideration that is not included for tax purposes. Tax expense (benefit) for the quarters ended June 30, 2013 and 2012 are a combination of the six month effective tax rate and adjustments for changes in the effective tax rate from the prior quarter.

During the six months ended June 30, 2013, we had no material changes to our liability for uncertain tax positions. Our last U.S. tax examination for 2008 concluded in the first quarter of 2011 with no material adjustments.  We are currently under examination in one state and one foreign jurisdiction.  At this time, we do not believe that the results of these examinations will have a material impact on our financial statements.

Note 11.  Accumulated Other Comprehensive Loss

The following table presents the changes in the components of accumulated other comprehensive loss for the six months ended June 30, 2013:

ViroPharma Incorporated

Notes to the Unaudited Consolidated Financial Statements — (Continued)

(in thousands)	Cumulative Translation	Unrealized gains (losses) on available for sale securities	Accumulated other comprehensive loss
Balance at December 31, 2012	$(2,976)	$1	$(2,975)
Other comprehensive loss before reclassifications	(805)	(21)	(826)
Amounts reclassified from accumulated other comprehensive income	—	—	—
Net current period other comprehensive loss	(805)	(21)	(826)
Balance at June 30, 2013	$(3,781)	$(20)	$(3,801)

The unrealized gains (losses) are reported net of federal and state income taxes.

Note 12.  Earnings (loss) per share

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands, except per share data)	2013	2012	2013	2012
Basic Earnings (Loss)Per Share
Net income (loss)	$598	$(5,830)	$(63,398)	$14,161
Common stock outstanding (weighted average)	65,355	69,390	65,281	69,951
Basic net income (loss) per share	$0.01	$(0.08)	$(0.97)	$0.20

Diluted Earnings (Loss) Per Share
Net income (loss)	$598	$(5,830)	$(63,398)	$14,161
Diluted net income (loss)	$598	$(5,830)	$(63,398)	$14,161

Common stock outstanding (weighted average)	65,355	69,390	65,281	69,951
Add potentially dilutive stock awards and warrants	3,562	—	—	3,077
Common stock equivalents	68,917	69,390	65,281	73,028
Diluted net income (loss) per share	$0.01	$(0.08)	$(0.97)	$0.19

The following common stock equivalents were excluded from the calculations of diluted earnings per share as their effect would be anti-dilutive:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2013	2012	2013	2012
Stock awards	3,358	5,572	6,160	1,997
Shares from senior convertible notes	10,863	10,864	10,863	10,864

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

ViroPharma Incorporated

Notes to the Unaudited Consolidated Financial Statements — (Continued)

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

The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of June 30, 2013:

	Total Carrying
	Value at	Fair Value Measurements at June 30, 2013
(in thousands)	June 30, 2013	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$191,398	$191,398	$—	$—
Short term investments	$67,335	$67,335	$—	$—
Contingent consideration, long-term	$25,346	$—	$—	$25,346

The following table provides a rollforward of activity in Level 3:

(in thousands)
Balance December 31, 2012	$26,077
Change in fair value from re-measurement	44
Impact of foreign currency translation	(775)
Balance June 30, 2013	$25,346

Valuation Techniques — Cash, cash equivalents and short-term investments are measured at fair value using quoted market prices and are classified within Level 1 of the valuation hierarchy.  There were no changes in valuation techniques during the three and six months ended June 30, 2013.

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

Our 2% senior convertible notes due March 2017 are measured at amortized cost in our consolidated balance sheets and not fair value. The principal balance outstanding at June 30, 2013 is $205.0 million with a carrying value of $166.2 million and a fair value of approximately $340.6 million, based on the Level 2 valuation hierarchy of the fair value measurements standard.

We believe that the fair values of our other financial instruments approximate their reported carrying amounts.

ViroPharma Incorporated

Notes to the Unaudited Consolidated Financial Statements — (Continued)

Note 14.  Acquisitions, License and Research Agreements

In November 2011, we acquired a 100% ownership interest in DuoCort Pharma AB (DuoCort), a private company based in Helsingborg, Sweden focused on improving glucocorticoid replacement therapy for treatment of adrenal insufficiency (AI). We paid approximately 213 million Swedish Krona (SEK) or approximately $32.1 million in upfront consideration. We have also agreed to make additional payments ranging from SEK 240 million up to SEK 860 million or approximately $36 million to $128 million, contingent on the achievement of certain milestones. Up to SEK 160 million or approximately $24 million of the contingent payments relate to specific regulatory milestones; and up to SEK 700 million or approximately $104 million of the contingent payments are related to commercial milestones based on the success of the product.

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

We incurred approximately $1.4 million of transaction costs as part of this acquisition.

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

We valued the non-refundable $7.5 million upfront payment using the cost method. In June 2012, Meritage completed the delivery of all the documents and notifications needed to satisfy the conditions of the First Option Milestone, as defined in the agreement. As a result of achieving this milestone we made a $5.0 million milestone payment in the third quarter of 2012 and increased the carrying value of our cost method investment.  In July 2013 Meritage enrolled fifty percent (50%) of subjects planned for the Phase 2 study enrollment thus satisfying the condition of the Second Option Milestone and accordingly we made a $2.5 million milestone payment in July 2013 and increased the carrying value of our cost method investment in July 2013. We have the option to provide Meritage up to an additional $5.0 million for the development of OBS.

Under the cost method, the fair value of the investment is not estimated if there are no identified events or changes in circumstances that may have a significant adverse effect on the fair value of the investment. As of June 30, 2013, we were not aware of any such adverse effects, as such no fair value estimate has been prepared. The asset is recorded as an other long-term asset on our consolidated balance sheets and is amortized through other income (expense) in our results of operations over the expected term of the option agreement which is expected to be December 2014. We recognized approximately $1.1 million and $0.6 million of amortization

ViroPharma Incorporated

Notes to the Unaudited Consolidated Financial Statements — (Continued)

expense related to this asset during the three months ended June 30, 2013 and 2012, respectively, and $2.2 million and $1.7 million of amortization expense related to this asset during the six months ended June 30, 2013 and 2012, respectively.

Intellect Neurosciences, Inc. License Agreement

In September 2011, we entered into a license agreement for the worldwide rights of Intellect Neurosciences, Inc. (INS) to its clinical stage drug candidate, VP20629, being developed for the treatment of Friedreich’s Ataxia (FA), a rare, hereditary, progressive neurodegenerative disease. We initiated a single and multiple oral dose safety and tolerability study in patients in 2013. The company anticipates completion of enrollment in the first half of 2014. Following completion of the phase 2 study, a phase 3 study is planned.  We intend to file for Orphan Drug Designation upon review of the Phase 2 proof of concept data. Under the terms of the agreement, we have exclusive worldwide rights to develop and commercialize VP20629 for the treatment, management or prevention of any disease or condition covered by INS’s patents. We paid INS a $6.5 million up-front licensing fee and may pay additional milestones up to $120 million based upon defined events.  We will also pay a tiered royalty of up to a maximum percentage of low teens, based on annual net sales.

Halozyme Therapeutics License Agreement

In May 2011, Halozyme Therapeutics Inc. (Halozyme) granted us an exclusive worldwide license to use Halozyme’s proprietary Enhanze™ technology, a proprietary drug delivery platform using Halozyme’s recombinant human hyaluronidase enzyme (rHuPH20) technology in combination with a C1 esterase inhibitor. We intend to apply rHuPH20 initially to develop a novel subcutaneous formulation of Cinryze for routine prophylaxis against attacks. Under the terms of the license agreement, we paid Halozyme an initial upfront payment of $9 million. In the fourth quarter of 2011, we made a milestone payment of $3 million related to the initiation of a Phase 2 study begun in September 2011 to evaluate the safety, and pharmacokinetics and pharmacodynamics of subcutaneous administration of Cinryze in combination with rHuPH20. Pending successful completion of an additional series of clinical and regulatory milestones we may make further milestone payments to Halozyme which could reach up to an additional $41 million related to HAE and up to $30 million of additional milestone payments for three additional indications. Additionally, we will pay an annual maintenance fee of $1 million to Halozyme until specified events have occurred. Upon regulatory approval, Halozyme will receive up to a 10% royalty on net sales of the combination product utilizing Cinryze and rHuPH20, depending on the existence of a valid patent claim in the country of sale.  On August 1, 2013, we announced that after discussion with representatives of the Center for Biologics Evaluation and Research (CBER) division of the U.S. Food and Drug Administration, we are going to discontinue our Phase 2 study of rHuPH20 technology in combination with a C1 esterase inhibitor.

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

ViroPharma Incorporated

Notes to the Unaudited Consolidated Financial Statements — (Continued)

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

Note 15.  Litigation and Claims

On May 17, 2012, a class action complaint was filed in the United States District Court for the Eastern District of Pennsylvania naming as defendants ViroPharma Incorporated and Vincent J. Milano. The complaint alleges, among other things, possible securities laws violations by the defendants in connection with certain statements made by the defendants related to the Company’s Vancocin product. On October 19, 2012, the complaint was amended to include additional officers of the Company as named defendants and allege additional information as the basis for the claim. The Company has moved to dismiss the complaint and an oral argument was held on June 10, 2013, but no decision has been issued. The defendants believe that the allegations in the class action complaint are without merit and intend to defend the lawsuit vigorously; however, there can be no assurance regarding the ultimate outcome of this lawsuit.

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

Note 16.  Supplemental Cash Flow Information

	Six Months Ended
	June 30,
(in thousands)	2013	2012
Supplemental disclosure of non-cash transactions:
Non-cash increase in construction in progress and financing obligation	$1,929	$—
Unrealized loss on available for sale securities, net of tax	(21)	(11)
Non- cash increase in goodwill related to the acquisition of Lev Pharmaceuticals, Inc.	—	86,165
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$758	$24,119
Cash paid for interest	2,404	2,589

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ViroPharma Incorporated is an international biotechnology company dedicated to the development and commercialization of novel solutions for physician specialists to address unmet medical needs of patients living with serious diseases that have few, if any, clinical therapeutic options, including therapeutics for rare and orphan diseases. We intend to grow through sales of our marketed products, through continued development of our product pipeline,  expansion of sales into additional territories outside the United States, through potential acquisition or licensing of products and product candidates and the acquisition of companies. We expect future growth to be driven by sales of Cinryze for hereditary angioedema (HAE), both domestically and internationally, sales of Plenadren for treatment of adrenal insufficiency (AI), and Buccolam in Europe for treatment of paediatric seizures, and by our development programs, including C1 esterase inhibitor [human], maribavir for cytomegalovirus (CMV) infection and VP20629  for the treatment of Friedreich’s Ataxia (FA).

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

On November 15, 2011, we acquired rights to Plenadren® (hydrocortisone, modified release tablet) for treatment of AI.  The acquisition of Plenadren further expands our orphan disease commercial product portfolio. On November 3, 2011, the EC granted European Marketing Authorization for Plenadren, an orphan drug for treatment of AI in adults, which will bring these patients their first pharmaceutical innovation in over 50 years. We are in the process of launching Plenadren in various countries throughout Europe and a named patient program is available to patients in countries in which we have not launched Plenadren commercially. We are currently conducting an open label trial with Plenadren in Sweden and have initiated a registry study as a condition of approval in Europe.

In April 2013, the Food and Drug Administration (FDA) provided us responses to questions related to the regulatory and development path for Plenadren. The FDA has indicated that the data filed in the European Union (EU) and approved by the European Medicines Agency (EMA) related to use of Plenadren for treatment of adrenal insufficiency in adults are not sufficient for assessment of benefit/risk in a marketing authorization submission in the United States and that additional clinical data would be required.  We are currently reviewing the FDA feedback and will seek to meet with the FDA to discuss a potential Phase 3 study design. Our decision whether to pursue regulatory approval for Plenadren in the United States will be dependent upon, among other things, additional feedback from the FDA regarding a potential Phase 3 study design and the availability of orphan drug exclusivity. We also are currently exploring commercialization opportunities in additional geographies.

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

We are currently undertaking studies on the viability of subcutaneous administration of Cinryze. In May 2011, Halozyme Therapeutics Inc. (Halozyme) granted us an exclusive worldwide license to use Halozyme’s proprietary Enhanze™ technology, a proprietary drug delivery platform using Halozyme’s recombinant human hyaluronidase enzyme (rHuPH20) technology, in combination with a C1 esterase inhibitor which we intend to apply initially to develop a subcutaneous formulation of Cinryze for routine prophylaxis against attacks of HAE. In the first quarter of 2012, we completed a Phase 2 study to evaluate the safety, and pharmacokinetics and pharmacodynamics of subcutaneous administration of Cinryze in combination with rHuPH20 and announced the presentation of positive data.  In December 2012, we initiated a Phase 2b double blind, multicenter, dose ranging study to evaluate the safety and efficacy of subcutaneous administration of Cinryze® (C1 esterase inhibitor [human]) in combination with rHuPH20 in adolescents and adults with HAE for prevention of HAE attacks. On August 1, 2013, we announced that after discussion with representatives of the Center for Biologics Evaluation and Research (CBER) division of the U.S. Food and Drug Administration, we are going to discontinue our Phase 2 study.  The discontinuation of the study is a precaution related to the emergence of anti-rHuPH20 non-neutralizing antibodies in study patients.  We are investigating an alternative optimized, low volume standalone formulation of C1 esterase inhibitor for subcutaneous administration  and expect to begin a Phase 3 subcutaneous registration study mid 2014.  We plan to evaluate potential future plans involving rHuPH20, however, there can be no assurance that we will be able to conduct additional studies with the combination of Cinryze and rHuPH2O.  We are also investigating recombinant forms of C1-INH.

We are investigating potential new uses for our C1 esterase inhibitor product with a goal of pursuing additional indications in patient populations with other C1 INH mediated diseases.  To that end, we are supporting investigator-initiated studies (IISs) evaluating C1 INH as a treatment for patients with Neuromyelitis Optica (NMO) and Autoimmune Hemolytic Anemia (AIHA); both of these studies were initiated in 2012. We’ve also completed enrollment into a clinical trial in Antibody-Mediated Rejection (AMR) post renal transplantation with data expected in the fourth quarter of 2013 and are also evaluating the potential effect of C1-INH in Refractory Paroxysmal Nocturnal Hemoglobinuria (PNH). ViroPharma plans to continue to conduct both clinical and non-clinical studies to evaluate additional therapeutic uses for its C1 INH product in the future.

We are currently enrolling patients into a Phase 2 program to evaluate maribavir for the treatment of CMV infections in transplant recipients.  The program consists of two independent Phase 2 clinical studies that include subjects who have asymptomatic CMV in one trial, and those who have failed therapy with other anti-CMV agents in another trial.  Interim data from these studies was presented in June of 2013. We expect to complete enrollment into both studies in mid 2014. CMV is a common virus, but in immune compromised individuals, including transplant recipients, it can lead to serious illness or death.  The U.S. Food and Drug Administration (FDA) and the European Commission have granted orphan drug designation to maribavir for treatment of clinically significant cytomegalovirus viremia and disease in at-risk patients, and the prevention and treatment of cytomegalovirus disease in patients with impaired cell mediated immunity, respectively.

We have also been developing VP20621 for the prevention of C. difficile-associated diarrhea (CDAD).  In May 2011, we initiated a Phase 2 dose-ranging clinical study to evaluate the safety, tolerability, and efficacy of VP20621 for prevention of recurrence of CDAD in adults previously treated for CDAD. We completed enrollment of patients in December 2012 and disclosed the results of this study in April 2013.  We will complete the evaluation of these Phase 2 data; however, we are seeking a partner to complete the development and commercialization of the asset as it is not considered core to our strategy. Our decision whether to pursue further development of

VP20621 will be dependent upon, among other things, our ability to find a partner, our final assessment of the results of the Phase 2 data set, and the cost of future clinical studies.

In September 2011, we entered into a licensing agreement for the worldwide rights to develop VP20629, or indole-3-propionic acid for the treatment of FA, a rare, hereditary, progressive neurodegenerative disease. We initiated a single and multiple oral dose safety and tolerability study in patients in 2013. We anticipate completion of enrollment in the first half of 2014. We intend to file for Orphan Drug Designation upon review of the Phase 2 proof of concept data.

In December 2011, we entered into an exclusive development and option agreement with Meritage Pharma, Inc. (Meritage), a private company based in San Diego, California focused on developing oral budesonide suspension (OBS) as a treatment for eosinophilic esophagitis (EoE). EoE is a newly recognized chronic disease that is increasingly being diagnosed in children and adults. It is characterized by inflammation and accumulation of a specific type of immune cell, called an eosinophil, in the esophagus. EoE patients may have persistent or relapsing symptoms, which include dysphagia (difficulty in swallowing), nausea, stomach pain, chest pain, heartburn, loss of weight and food impaction.

We intend to continue to evaluate in-licensing or other opportunities to acquire products in development, or those that are currently on the market. We plan to seek products that treat serious or life threatening illnesses with a high unmet medical need, require limited commercial infrastructure to market, and which we believe will provide both revenue and earnings growth over time.

Executive Summary

Since March 31, 2013, we experienced the following:

Business Activities

Hereditary Angioedema (HAE):

•                  Shipped approximately 22,000 doses of Cinryze to U.S. specialty pharmacy/specialty distributors (SP/SD’s) and approximately 2,100 doses to wholesalers, pharmacies and customers in the EU and other territories;

•                  Launched Cinryze commercially in three additional countries in Europe; and,,

•                  On August 1, 2013, we announced we are going to discontinue our Phase 2 study of rHuPH20 technology, in combination with a C1 esterase inhibitor;

Cytomegalovirus (CMV):

•                  Announced that the European Commission has granted orphan drug designation for maribavir for treatment of cytomegaloviral (CMV) disease in patients with impaired cell mediated immunity; and,

•                  Announced updated data from the two ongoing, Phase 2 dose ranging studies investigating maribavir for both first line treatment of cytomegalovirus (CMV) viremia and treatment of resistant/refractory CMV;

Pediatric Epilepsy:

•                  Launched Buccolam commercially in three additional countries in Europe and completed pricing and reimbursement activities in several European countries with launches planned during the remainder of 2013;

C. difficile infection (CDI):

•                  Released positive data from Phase 2 study with VP-20621 (non-toxigenic Clostridium difficile) which demonstrated high rates of colonization and statistically significant reductions in recurrence of C. difficile infections; and,

•                  Announced company plans to seek a partner to complete the development and commercialization of VP-20621 as this asset no longer fits into the core development plans of ViroPharma;

Financial Results

•                  Increased net sales of Cinryze to $94.6 million as compared to $76.6 million in the second quarter of 2012;

•                  Net sales of Vancocin decreased to $4.0 million from $15.9 million in the second quarter of 2012;

•                  Generated net sales of $8.3 million in Europe compared to $3.8 million in the second quarter of 2012; and,

•                  Reported net income of $0.6 million in the second quarter of 2013;

Liquidity

•                  Generated net cash from operations of $9.3 million during the six months ended June 30, 2013; and,

•                  Ended the second quarter of 2013 with working capital of $378.8 million, which includes cash and cash equivalents and short-term investments of $258.7 million.

During the remainder of 2013 and going forward, we expect to face a number of challenges, which include the following:

Commercial

The commercial sale of approved pharmaceutical products is subject to risks and uncertainties. There can be no assurance that future sales will meet or exceed the historical rate of sales for the product, for reasons that include, but are not limited to, competition and/or changes in reimbursement practices or in prescribing habits or disease incidence. The commercial success of Cinryze, Plenadren and Buccolam in Europe will depend on a number of factors, including the number of patients that may be treated with each product, physician and patient acceptance of each of the products, cost effectiveness of each product, the timing and level of pricing approvals for each product in each country in the EU, and our ability to manufacture sufficient quantities of product to meet patient needs.

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

From the first quarter of 2012 through the fourth quarter of 2012, Cinryze inventory in the channel had been below normal levels. However, on August 6, 2012, FDA approved our supplement to the Cinryze Biologics License Application (BLA) for industrial scale manufacturing, which increases our manufacturing capacity of Cinryze. In the first quarter of 2013, we rebuilt channel inventories to the upper end of our normal range. During the second quarter of 2013 inventories declined from the first quarter of 2013 but still remain within normal levels. Inventory levels will fluctuate based upon our SP/SD’s buying decisions. We plan to build safety stock during the remainder of 2013, which will impact our working capital.

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

In March 2013, the net price at which our authorized generic distributor sold generic vancomycin fell sharply due to pricing pressures in the generic marketplace.  This significant decline caused us to test the recoverability of the Vancocin intangible asset.  Step one of the impairment test failed and we performed a step two analysis.  Under step two, we are required to reduce the carrying value of the intangible asset to its estimated fair value, and as a result have recorded an impairment of approximately $104.2 million reducing the carrying amount of the intangible assets to approximately $7.4 million at March 31, 2013. The fair value of the intangible asset was estimated using an income approach based on present value of the probability adjusted future cash flows. In determining the probability adjusted cash flows, we took into consideration the current and anticipated impact of the significant net price reduction that has occurred in the generic marketplace on both net sales of our authorized generic and sales of branded Vancocin. Based on the revised cash flow projections, the useful life of the asset was also reduced to 3.75 years from 16.75 years as of March 31, 2013 which represents the period over which we expect to receive substantially all of the net present value of the adjusted cash flows. Should future events occur that cause further reductions in revenue or operating results we would incur an additional impairment charge, which would be significant relative to the carrying value of the intangible assets as of June 30, 2013.

Litigation and investigation

On May 17, 2012, a class action complaint was filed in the United States District Court for the Eastern District of Pennsylvania naming as defendants ViroPharma Incorporated and Vincent J. Milano. The complaint alleges, among other things, possible securities laws violations by the defendants in connection with certain statements made by the defendants related to the Company’s Vancocin product. On October 19, 2012, the complaint was amended to include additional officers of the Company as named defendants and allege additional information as the basis for the claim. The Company has moved to dismiss the complaint and an oral argument was held on June 10, 2013, but no decision has been issued. The defendants believe that the allegations in the class action complaint are without merit and intend to defend the lawsuit vigorously; however, there can be no assurance regarding the ultimate outcome of this lawsuit.

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

Clinical

We are currently undertaking studies on the viability of subcutaneous administration of Cinryze. Clinical studies using Halozyme’s recombinant human hyaluronidase enzyme (rHuPH20) technology in combination with Cinryze are subject to laboratory sampling to monitor for the development of antibodies to rHuPH20. The clinical significance of antibodies to rHuPH20 are not known and have not been associated with adverse clinical effects. On August 1, 2013, we announced we are going to discontinue our Phase 2 study of rHuPH20 technology, in combination with a C1 esterase inhibitor.

During the second quarter of 2012, we announced the initiation of a Phase 2 program to evaluate maribavir for the treatment of CMV infections in transplant recipients.  The program consists of two independent Phase 2 clinical studies that include subjects who have asymptomatic CMV, and those who have failed therapy with other anti-CMV agents.  During the third quarter of 2012 and first quarter of 2013, we presented interim data from the Phase 2 open label clinical study being conducted in Europe evaluating maribavir as a treatment for patients with asymptomatic cases of CMV. Interim data from these studies were presented in June of 2013, We expect to complete enrollment into both studies in mid 2014, Result from these studies will periodically be evaluated. In the second quarter of 2013 we announced that the European Commission has granted orphan drug designation for maribavir for treatment of cytomegaloviral (CMV) disease in patients with impaired cell mediated immunity.

We have also been developing VP20621 for the prevention of CDAD.  In May 2011, we initiated a Phase 2 dose-ranging clinical study to evaluate the safety, tolerability, and efficacy of VP20621 for prevention of recurrence of CDAD in adults previously treated for CDAD. We completed enrollment of patients in December 2012 and disclosed the results of this study in April 2013.  We will complete the evaluation of these Phase 2 data; however, we are seeking a partner to complete the development and commercialization of the asset as it is not considered core to our strategy. Our decision whether to pursue further development of VP20621 will be dependent upon, among other things, our ability to find a partner, our final assessment of the results of the Phase 2 data set, and the cost of future clinical studies.

We are also developing VP20629 for the treatment of Friedreich’s Ataxia. In a Phase 1 safety and tolerability study conducted in the Netherlands, VP20629 was demonstrated to be safe and well tolerated at all dose levels tested. We initiated a single and multiple oral dose safety and tolerability study in patients in 2013. The company anticipates completion of enrollment in the first half of 2014. Following completion of the phase 2 study, a phase 3 study is planned.  We intend to file for Orphan Drug Designation upon review of the Phase 2 proof of concept data.

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

Regulation

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

Competition

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

Liquidity

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

Our actual results could differ materially from those results expressed in, or implied by, our expectations and assumptions described in this Quarterly Report on Form 10-Q. The risks described in this report, our Form 10-Q for the quarter ended June 30, 2013, are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. Please also see our discussion of the “Risk Factors” as described in our Form 10-Q for the Quarter ended March 31, 2013 and our Form 10-K for the year ended December 31, 2012 in Item 1A, which describe other important matters relating to our business.

Results of Operations

Three and Six Months Ended June 30, 2013 and 2012

	For the three months ended June 30,		For the six months ended June 30,
(in thousands, except per share data)	2013	2012	2013	2012
Net product sales	$103,711	$94,639	$210,860	$230,439
Cost of sales (excluding amortization of product rights)	$28,158	$28,089	$58,017	$60,167
Operating income (loss)	$3,786	$(599)	$(94,070)	$39,538
Net income (loss)	$598	$(5,830)	$(63,398)	$14,161
Basic	$0.01	$(0.08)	$(0.97)	$0.20
Diluted	$0.01	$(0.08)	$(0.97)	$0.19

The $3.8 million in operating income for the three months ended June 30, 2013 increased $4.4 million as compared to the same period in 2012. The increase in operating income is driven primarily by the following: an increase in net sales of $9.1 million period over period due to higher sales of Cinryze partly offset by lower Vancocin revenues as a result of sales of our branded Vancocin into lower priced governmental programs; reduced margins from authorized generic vancomycin sales and an increase of $5.4 million in selling, general and administrative expenses primarily related to the growth of our global organization and our European commercialization efforts. Research and development expenses increased $0.5 million in the three months ended June 30, 2013 compared to the same period in 2012.  Other operating expense for the three months ended June 30, 2013 and 2012 includes the changes in the fair value of the contingent consideration related to our acquisition of DuoCort and charges associated with the funding of manufacturing improvements at our contract suppliers.

The $94.1 million operating loss for the six months ended June 30, 2013 decreased $133.6 million when compared to the same period in 2012. The primary drivers of this decrease are the following: the Vancocin intangible impairment charge of $104.2 million; lower net sales of $19.6 million due to lower Vancocin revenues as generic vancomycin did not enter the marketplace until the second quarter of 2012 partly offset by higher Cinryze revenue and increased selling, general and administrative expenses of $9.9 million primarily due to our European commercialization efforts and the growth of our global organization. Other operating expense for the six months ended June 30, 2013 and 2012 includes the expense associated with change in the fair value of the contingent consideration related to our acquisition of DuoCort and charges associated with the funding of manufacturing improvements at our contract suppliers.

We sell Diamorphine in the UK, primarily to hospitals, through approved wholesalers. We began commercial sales of Cinryze and Buccolam in Europe during the fourth quarter of 2011 and Plenadren during the third quarter of 2012. The revenues from these sales are not material to our consolidated revenues for the three and six months ended June 30, 2013 and 2012.

Revenues

Revenues consisted of the following:

	For the three months ended June 30,		For the six months ended June 30,
(in thousands)	2013	2012	2013	2012
Net product sales
Cinryze	$94,638	$76,642	$194,127	$144,805
Vancocin	4,017	15,908	7,630	82,078
Other	5,056	2,089	9,103	3,556
Total revenues	$103,711	$94,639	$210,860	$230,439

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

From the first quarter of 2012 through the fourth quarter of 2012, Cinryze inventory in the channel had been below normal levels. However, on August 6, 2012, FDA approved our supplement to the Cinryze Biologics License Application (BLA) for industrial scale manufacturing, which increases our manufacturing capacity of Cinryze. In the first quarter of 2013, we rebuilt channel inventories to the upper end of our normal range. During the second quarter of 2013 inventories declined from the first quarter of 2013 but still remain within normal levels. Inventory levels will fluctuate based upon our SP/SD’s buying decisions. We plan to build safety stock during the remainder of 2013, which will impact our working capital.

Our U.S. sales of Cinryze may be influenced by SP buying decisions related to their desired inventory levels and patient prescription demand, all of which could be at different levels from period to period.

Our net sales of Cinryze in the U.S. during the three and six months ended June 30, 2013 increased 22.0% and 32.6%, respectively, over the same periods in the prior year due to consistent patient adds, stable dosing rate, net realized price growth of approximately 7% and an increase in channel inventories. Cinryze revenue in the EU during the three and six months ended June 30, 2013 was approximately $3.3 million and $5.9 million, respectively, compared to $1.7 million and $2.9 million during the three and six months ended June 30, 2012, respectively, as we continue the launch of Cinryze in countries in Europe.

During the three months ended June 30, 2013, net sales of Vancocin decreased 74.7% compared to the same period in 2012 due to the relative increase in the sales of our branded Vancocin into lower priced governmental programs and reduced net selling price of our authorized generic. During the six months ended June 30, 2013, net sales of Vancocin decreased 90.7% compared to the same period in 2012 due to the introduction of authorized generic vancomycin and reduced net selling price of our authorized generic. On April 9, 2012, we announced the FDA denied the citizen petition we filed on March 17, 2006 related to the FDA’s proposed in vitro method for determining bioequivalence of generic versions of Vancocin (vancomycin hydrochloride, USP) capsules. FDA also approved three ANDA’s for generic vancomycin capsules.  In June 2012, FDA approved a fourth ANDA.

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

Cost of sales (excluding amortization of product rights)

Cost of sales is flat for the three months ended June 30, 2013 as compared to the three months ended June 30, 2012 and decreased slightly for the six months ended June 30, 2013 by $2.2 million compared to the six months ended June 30, 2012 on lower sales.

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

Due to our study of subcutaneous administration of Cinryze in combination with rHuPH20, support for research exploring the use of Cinryze in additional indications and our study of maribavir for the treatment of CMV infections in transplant recipients, we expect costs in these programs to increase in the future.

Research and development expenses were divided between our research and development programs in the following manner:

	For the three months ended June 30,		For the six months ended June 30,
(in thousands)	2013	2012	2013	2012
Direct
Cinryze & C1 esterase inhibitor	$5,121	$4,863	$9,338	$9,262
CMV	1,784	1,712	3,327	2,446
Non-toxigenic strain of C. difficle (VP20621)	310	2,254	1,555	5,008
VP-20629	316	251	968	263
Plenadren	820	358	1,722	434
New Initiatives	784	576	1,661	1,319
Other assets	171	180	353	356
Indirect
Development	7,859	6,427	15,437	12,932
Total	$17,165	$16,621	$34,361	$32,020

Direct Expenses

Our costs associated with our Cinryze & C1 esterase programs during the three and six months ended June 30, 2013 were relatively flat when compared to the three and six months ended June 30, 2012 as higher spending in the current year period related to our Phase 2 study of subcutaneous administration of Cinryze in combination with rHuPH20 was offset by the costs incurred in the prior year period related to achieving approval of our industrial scale manufacturing line.

Our direct expenses related to our CMV were relatively flat in the three and six months ended June 30, 2013 compared to the three and six months ended June 30, 2012 due to the continuation of our two Phase 2 clinical studies initiated during the first and third quarters of 2012 to evaluate maribavir for the treatment of CMV infections in transplant recipients.

The costs of VP20621 in the three and six months ended June 30, 2013 decreased compared to the same periods in 2012 as we completed our Phase 2 clinical trial initiated during the second quarter of 2012.

Our direct expenses related to our VP20629, being developed for the treatment of Friedreich’s Ataxia (FA), increased during the three and six months ended June 30, 2013 compared to the same periods in 2012 as we began pre-clinical efforts during the second half of 2012.

The Plenadren costs incurred are related to our ongoing open label trial and our registry study.

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

Selling, general and administrative expenses

Selling, general and administrative expenses (SG&A) increased for the three months ended June 30, 2013 by $5.4 million compared to the same period in the prior year primarily due to increases in compensation expense and employee cost of $5.6 million, increased medical education cost of $1.2 million and higher marketing costs of $0.8 million partly offset by lower corporate cost of $1.1 million, lower miscellaneous expenses of $0.6 million and lower legal fees of $0.5 million.  For the six months ended June 30, 2013, SG&A increased $9.9 million compared to the same period in 2012 primarily driven by increased compensation expense and employee cost of $10.0 million,  increased medical education expenses of $2.2 million and higher marketing costs of $0.7 million partly offset by lower corporate cost of $2.7 million.

Our European commercialization efforts accounted for approximately $4.7 million of the increase for the three months ended June 30, 2013 compared to the same period in the prior year as spending in the U.S. was essentially flat period over period and approximately $8.1 million of the increase for the six months ended June 30, 2013 compared to the same period in 2012, primarily due to higher compensation cost and the higher spending in the areas of medical affairs and education as we launch our products. We anticipate that our SG&A spending will continue to increase in future periods as we continue our commercialization and expansion efforts outside the United States.

Intangible amortization

Intangible amortization for the three and six months ended June 30, 2013 were $7.7 million and $16.6 million, respectively, as compared to $8.8 million and $17.6 million, respectively, for the same periods in 2012. Our amortization expense is lower in the three and six months ended June 30, 2013 compared to the three and six months ended June 30, 2013 as a result of the impairment of our Vancocin intangible assets during the first quarter of 2013.

Impairment loss

In March of 2013, the net price at which our authorized generic distributor sold generic vancomycin fell sharply due to pricing pressures in the generic marketplace.  This significant decline caused us to test the recoverability of the Vancocin intangible asset.  Step one of the impairment test failed and we performed a step two analysis.  Under step two, we are required to reduce the carrying value of the intangible asset to its estimated fair value, and as a result have recorded an impairment of approximately $104.2 million reducing the carrying amount of the intangible assets to approximately $7.4 million at March 31, 2013. The fair value of the intangible asset was estimated using an income approach based on present value of the probability adjusted future cash flows. In determining the probability adjusted cash flows, we took into consideration the current and anticipated impact of the significant net price reduction that has occurred in the generic marketplace on both net sales of our authorized generic and sales of branded Vancocin. Based on the revised cash flow projections, the useful life of the asset was also reduced to 3.75 years from 16.75 years as of March 31, 2013 which represents the period over which we expect to receive substantially all of the net present value of the adjusted cash flows. Should future events occur that cause further reductions in revenue or operating results we would incur an additional impairment charge, which would be significant relative to the carrying value of the intangible assets as of June 30, 2013.

Other operating expenses

The change during the three and six months ended June 30, 2013 compared to the same periods during 2012 is primarily due to the changes in the fair values of the contingent consideration liabilities incurred as part of our acquisition of DuoCort and the funding of manufacturing enchantments at certain of our manufacturing partners.

Other Income (Expense)

Interest Income

Interest income for three and six months ended June 30, 2013 was $0.2 million and $0.3 million, respectively, and $0.1 million and $0.3 million for the three and six months ended June 30, 2012, respectively.

Interest Expense

	For the three months ended June 30,		For the six months ended June 30,
(in thousands)	2013	2012	2013	2012
Interest expense	$1,200	$1,207	$2,400	$2,408
Amortization of debt discount	2,247	2,077	4,422	4,088
Amortization of finance costs	234	234	468	469
Total interest expense	$3,681	$3,518	$7,290	$6,965

Interest expense consists of interest on our senior convertible notes and also commitment fees on the unused credit facility. The amortization of debt discount relates solely to the senior convertible notes and the amortization of finance costs relates to the amortization of debt issue cost on both the senior convertible notes and the $200 million credit facility.

Other expense, net

Our other expense, net, includes foreign exchange gains and losses in the three and six month periods ended June 30, 2013 and 2012. Additionally, the three and six months ended June 30, 2013 includes approximately $1.1 million and $2.2 million, respectively, and the three and six months ended June 30, 2012 includes approximately $0.6 million and $1.7 million, respectively, of amortization expense of the deferred asset related to the Meritage transaction.

Income Tax Expense (Benefit)

Our income tax expense (benefit) was ($0.8) million and ($2.9) million for the three months ended June 30, 2013 and 2012, respectively and ($42.3) million and $15.1 million for the six months ended June 30, 2013 and June 30, 2012, respectively. Our income tax expense includes federal, state and foreign income taxes at statutory rates and the effects of various permanent differences.

Our effective tax rates for the six months ended June 30, 2013 and June 30, 2012, were 40.0% and 51.7%, respectively.

The effective tax rate for the six months ended June 30, 2013 is higher than the statutory U.S. tax rate due to the impact of state income taxes.  Because of the impairment of the Vancocin intangible assets, the impact of other items such as share-based compensation, foreign losses on which the benefit is lower than the U.S. rate and non-deductible expenses including amortization expense do not have a significant impact on the effective tax rate for the six months ended June 30, 2013. The effective tax rate for the six months ended June 30, 2012 is higher than the statutory U.S. tax rate due to state income taxes and certain share-based compensation that is not tax deductible. In addition, the effective tax rate in the first six months of 2012 is higher than the statutory U.S. tax rate due to foreign losses on which no tax benefit is provided or on which the tax benefit is less than the U.S. statutory tax rate and non-deductible amortization expense. These increases to the effective tax rate are partially offset by tax benefits related to orphan drug credits, manufacturing deductions and charitable contributions. The effective tax rate in both periods was impacted by the change in fair value of contingent consideration that is not included for tax purposes. Tax expense (benefit) for the quarters ended June 30, 2013 and 2012 are a combination of the six month effective tax rate and adjustments for changes in the effective tax rate from the prior quarter.

Because of the impairment of the Vancocin intangible assets, we anticipate that our effective tax rate will be lower than in 2012.   Excluding the tax impact from the intangible asset impairment we would have expected our effective tax rate in 2013 to be higher than the statutory rate because of losses incurred in foreign jurisdictions.  Our tax rate, excluding the intangible impairment, will vary based on the operating results of each legal entity and actual permanent differences.  Our effective tax rates in future years will depend primarily on our foreign operating results and should decline if our product launches are successful and generate profits.

Our last U.S. tax examination was for the 2008 fiscal year and it concluded in the first quarter of 2011 with no material adjustments. We are currently under examination in one state and one foreign jurisdiction. At this time, we do not believe that the results of these examinations will have a material impact on our financial statements.

Liquidity

In the near term, we expect that our sources of revenue will continue to arise from Cinryze product sales. However, there are no assurances that demand for Cinryze will continue to grow or that we will be able to maintain adequate supply of product.

We began commercial sales of Cinryze and Buccolam in Europe during the fourth quarter of 2011 and Plenadren during the third quarter of 2012. The revenues from these sales are not material to our consolidated revenues for three and six months ended June 30, 2013 and 2012. There are no assurances that there will be growing demand for products in Europe or we will be successful in our commercialization efforts in Europe or any other territories where we have the rights to sell these drug products.

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

The approval of generic copies of Vancocin has and will continue to adversely impact sales of our Vancocin brand prescription products and have a negative impact on our consolidated financial condition and results of operations, including causing a significant decrease in our revenues, operating income and cash flows compared to historical levels. In March of 2013, the net price at which our authorized generic distributor sold generic vancomycin fell sharply due to pricing pressures in the generic marketplace.  This significant decline caused us to test the recoverability of the Vancocin intangible asset.  Step one of the impairment test failed and we performed a step two analysis.  Under step two, we are required to reduce the carrying value of the intangible asset to its estimated fair value, and as a result have recorded an impairment of approximately $104.2 million reducing the carrying amount of the intangible assets to approximately $7.4 million at March 31, 2013. Should future events occur that cause further reductions in revenue or operating results we would incur an additional impairment charge, which would be significant relative to the carrying value of the intangible assets as of June 30, 2013.

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

The cash flows we have used in operations historically have been applied to research and development activities, marketing and commercial efforts, business development activities, general and administrative expenses, debt service, and income tax payments.  Bringing drugs from the preclinical research and development stages through Phase 1, Phase 2, and Phase 3 clinical trials and FDA and/or EMA regulatory approval is a time consuming and expensive process.  Because we have product candidates that are currently in the clinical stage of development, there are a variety of events that could occur during the development process that will dictate the course we must take with our drug development efforts and the cost of these efforts.  As a result, we cannot reasonably estimate the costs that we will incur through the commercialization of any product candidate.  However, our future costs may exceed current costs as we anticipate we will continue to invest in our pipeline, including our initiatives to develop maribavir, VP20629, any additional studies to identify additional therapeutic uses and expand the labeled indication for Cinryze to potentially include other C1 mediated diseases as well as new modes of administration for Cinryze.  Also, we will incur additional costs as we intend to seek to commercialize Cinryze, Buccolam and Plenadren in Europe in countries where we have distribution rights and certain other countries as well as conduct studies to identify additional C1 mediated diseases, such as AMR, and may conduct clinical studies in additional indications in the future, which may be of interest for further clinical development.

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

On March 14, 2008, we entered into a lease for our corporate office building.  The lease agreement had a term of 7.5 years from the commencement date. On August 29, 2012, we entered into an amended and restated lease (the Amended Lease) to expand the corporate headquarters. The Amended Lease expires fifteen years from the “commencement date”, which will occur when the landlord has substantially completed the expansion, including any tenant improvements. We currently expect the commencement date to occur during the fourth quarter of 2013. We will continue to make the scheduled lease payments for the existing building through the commencement date. At June 30, 2013, our minimum lease payments under the Amended Lease total approximately $40.4 million. Upon the commencement date, the lease payments will escalate annually based upon a consumer price index specified in the lease.

We have the option to renew the lease for two consecutive terms for up to a total of ten years at fair market value, subject to a minimum price per square foot. The first renewal term may be for between three and seven years, at our option, and the second renewal term may be for ten years less the length of the first renewal term. Under the terms of the Amended Lease, the landlord is responsible for the cost of construction of the core and shell of the expansion, as defined in the lease, which it will “deliver” to us when complete.  We will be responsible for the “fit out” of the core and shell necessary for us to occupy the expanded building.

ASC 840, Leases, is the authoritative literature related to accounting for leases. Based on the results of the lease classification tests we have concluded that the Amended Lease qualifies as an operating lease. However, the lease arrangement involves the construction of expanded office space where we are involved in the design and construction of the expanded space and have the obligation to fund the tenant improvements to the expanded structure and to lease the entire building following completion of construction. This arrangement is referred to as build-to suit lease. We have concluded that under the guidance of ASC 840-55-15, we are considered the owner of the construction project for accounting purposes only and must record a construction in progress asset (CIP) and a corresponding financing obligation for the construction costs funded by the landlord.

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

Capital Resources

While we anticipate that cash flows from operations, our current cash, cash equivalents and short-term investments (collectively referred to as our cash) and revolving credit facility should allow us to fund our ongoing development and operating costs, as well as our interest payments and future milestone payments or acquisition costs, we may need additional financing in order to expand our product portfolio.  At June 30, 2013, we had cash, cash equivalents and short-term investments of $258.7 million. Short-term investments consist of high quality fixed income securities with remaining maturities of greater than three months at the date of purchase and high quality debt securities or obligations of departments or agencies of the United States. At June 30, 2013, the annualized weighted average nominal interest rate on our short-term investments was 0.32% and the weighted average length to maturity was 11.1 months. At June 30, 2013, we also had a $200 million revolving Credit Agreement with certain lenders. As of the date of this filing, we have not drawn any amounts under the Credit Agreement and are in compliance with our covenants. In March 2013, we entered into Amendment No. 3 to the Credit Agreement (the “Amendment”). Pursuant to the Amendment, our lenders agreed to waive compliance with a specified financial covenant (the “Financial Covenant”) until we notify the lenders that we are in compliance with the Financial Covenant.  During this period, non-compliance with the Financial Covenant shall not result in a default or event of default under the Credit Agreement. Additionally, during this period, we are not permitted to request advances of funds or letters of credit under the Credit Facility, and the lenders shall have no obligation to fund any Borrowing or to make any Loan or any other extension of credit to the Company under the Credit Agreement during this period.

At June 30, 2013, $100.0 million of our cash and availability under the credit agreement is subject to the minimum liquidity covenant, as defined in our credit agreement.

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

Overall Cash Flows

During the six months ended June 30, 2013, we generated $9.3 million of net cash from operating activities, primarily from our net loss after adjustments for non-cash items including the non-cash impairment charge, and the accounts receivable collected during the quarter offset by the increase in inventories as we replenish the Cinryze channel, and decreases in our accounts payable and accrued expenses and other current liabilities. Cash provided by investing activities of $2.3 million resulted primarily from maturities of short-term investments, net of investment purchases. Our net cash provided from financing activities for the six months ended June 30, 2013 was $4.7 million and due to the proceeds and excess tax benefits from stock option exercises. During the six months ended June 30, 2012, we generated $74.9 million of net cash from operating activities, primarily from our net income after adjustments for non-cash items, and the net decrease in accounts receivable and inventories. Cash provided by investing activities during the six months ended June 30, 2012of $12.1 million resulted primarily from maturities of short-term investments, net of investment purchases. Our net cash used in financing activities for the six months ended June 30, 2012 was $60.7 million which relates to the common stock repurchases under our share repurchase program net of proceeds and excess tax benefits from stock option exercises.

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

Cinryze— We acquired Cinryze in October 2008 and through June 30, 2013 have spent approximately $64.8 million in direct research and development costs related to Cinryze since acquisition. We are solely responsible for the costs of Cinryze development. During 2013, we continue to expect research and development costs related to Cinryze to increase as we complete our Phase 4 commitment and evaluate additional indications, formulations and territories including our efforts on the C1 esterase inhibitor/rHuPH20 combination subcutaneous formulation. In the first quarter of 2012, we completed a Phase 2 study to evaluate the safety, and pharmacokinetics and pharmacodynamics of subcutaneous administration of Cinryze in combination with rHuPH20 and announced the presentation of positive data. In December 2012, we initiated a Phase 2b double blind, multi-center, dose ranging study to evaluate the safety and efficacy of subcutaneous administration of Cinryze in combination with Halozyme’s recombinant human hyaluronidase enzyme (rHuPH20) in adolescents and adults with HAE for prevention of HAE attacks.  On August 1, 2013, we announced that after discussion with representatives of the Center for Biologics Evaluation and Research (CBER) division of the U.S. Food and Drug Administration, we are going to discontinue our Phase 2 study.  The discontinuation of the study is a precaution related to the emergence of anti-rHuPH20 non-neutralizing antibodies in study patients.  We are investigating an alternative optimized, low volume standalone formulation of C1esterase inhibitor for subcutaneous administration and expect to begin a Phase 3 subcutaneous registration study mid 2014.  While we have conducted preclinical and Phase 1 clinical studies involving the subcutaneous administration of C1 esterase inhibitor, we have not yet conducted these studies with the low volume formulation we plan to utilize in our Phase 3 registration study. As a result, there can be no assurances that such future studies of the low volume formulation will be successful. Moreover, while we currently expect our Phase 3 study with the low volume subcutaneous formulation will initiate in mid-2014, and that the study would be conducted during approximately the same timeframe that we anticipated for the rHuPH2O combination product, our clinical development of this low volume formulation may be delayed or discontinued by a number of factors, including but not limited to a determination that the number of doses required is higher than we anticipate, injection site reactions are observed, regulatory authorities raise additional questions that we have not anticipated or costs of goods are higher than we anticipate.  We are investigating potential new uses for our C1 esterase inhibitor product with a goal of pursuing additional indications in patient populations with other C1 INH mediated diseases.  To that end, we are supporting investigator-initiated studies (IISs) evaluating C1 INH as a treatment for patients with Neuromyelitis Optica (NMO) and Autoimmune Hemolytic Anemia (AIHA); both of these studies were initiated in 2012. We’ve also completed enrollment into a clinical trial in Antibody-Mediated Rejection (AMR) post renal transplantation with data expected in the fourth quarter of 2013 and are also evaluating the potential effect of C1-INH in Refractory Paroxysmal Nocturnal Hemoglobinuria (PNH). ViroPharma plans to continue to conduct both clinical and non-clinical studies to evaluate additional therapeutic uses for its C1 INH product in the future.  We are also investigating recombinant forms of C1-INH, which may be included in future clinical studies. As such we anticipate that costs associated with our Cinryze program to increase in future periods.

CMV program—We acquired the rights to maribavir in September 2003 and through June 30, 2013 have spent approximately $107.9 million in direct research and development costs.  For the remainder of 2013, we expect our research and development activities related to maribavir to increase. We are currently enrolling patients into a Phase 2 program to evaluate maribavir for the treatment of CMV infections in transplant recipients.  The program consists of two independent Phase 2 clinical studies that include subjects who have asymptomatic CMV in one trial, and those who have failed therapy with other anti-CMV agents in another trial.  Interim data from these studies was presented in June of 2013.  We expect to complete enrollment into both studies in mid 2014.

VP20621— We acquired VP20621 in February 2006 and through June 30, 2013 have spent approximately $39.9 million in direct research and development costs. In May 2011, we initiated a Phase 2 dose-ranging clinical study to evaluate the safety, tolerability, and efficacy of VP 20621 for prevention of recurrence of CDAD in adults previously treated for CDAD. We presented interim data from this study during the third quarter of 2012. Based on the interim data, we completed enrollment of patients in December 2012 and disclosed the results of this study in April 2013.  We will complete the evaluation of these Phase 2 data however, we are seeking a partner to complete the development and commercialization of the asset as it is not considered core to our strategy. Our decision whether to pursue further development of VP20621 will be dependent upon, among other things, our ability to find a partner, our final assessment of the results of the Phase 2 data set and the cost of future clinical studies. In the event we are successful in finding a partner, we do not expect to incur significant additional expenses related to VP20621. However, if we are not successful in finding a partner, our research and development expenses related to VP20621 could increase in future periods.

VP20629— In September 2011, we entered into a license agreement with Intellect Neurosciences, Inc. (INS) for the worldwide rights to its clinical stage drug candidate, VP20629, which we expect to develop for the treatment of Friedreich’s Ataxia (FA), a rare, hereditary, progressive neurodegenerative disease. We initiated a single and multiple oral dose safety and tolerability study in patients in 2013. The company anticipates completion of enrollment in the first half of 2014. Following completion of the phase 2 study, a phase 3 study is planned.  We intend to file for Orphan Drug Designation upon review of the Phase 2 proof of concept data. Under the terms of the agreement, we have exclusive worldwide rights to develop and commercialize VP20629 for the treatment, management or prevention of any disease or condition covered by Intellect’s patents. We paid INS a $6.5 million up-front licensing fee and may pay additional milestones up to $120 million based upon defined events.  We will also pay a tiered royalty of up to a maximum percentage of low teens, based on annual net sales. We are solely responsible for the costs of VP20629 development. Through June 30, 2013 have spent approximately $8.8 million related to VP20629, including the up-front licensing fee.

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

During the second quarter of 2012, Meritage completed the delivery of all the documents and notifications needed to satisfy the conditions of the First Option Milestone, as defined in the agreement. As a result of achieving this milestone we made a $5.0 million milestone payment in the third quarter of 2012 and increased the carrying value of our cost method investment.  In July 2013 Meritage enrolled fifty percent (50%) of subjects planned for the Phase 2 study enrollment thus satisfying the condition of the Second Option Milestone and accordingly we made a $2.5 million milestone payment in July 2013 and increased the carrying value of our cost method investment. We retain the option to provide Meritage up to an additional $5.0 million for the development of OBS. Meritage will utilize the funding to conduct additional Phase 2 clinical assessment of OBS. If we exercise our option to acquire Meritage, we have agreed to pay $69.9 million for all of the outstanding capital stock of Meritage.  Meritage stockholders could also receive additional payments of up to $175 million, upon the achievement of certain clinical and regulatory milestones.

On November 15, 2011, we acquired a 100% ownership interest in DuoCort Pharma AB (DuoCort), a private company based in Helsingborg, Sweden focused on improving glucocorticoid replacement therapy for treatment of adrenal insufficiency (AI). We paid approximately 213 million Swedish Krona (SEK) or approximately $32.1 million in upfront consideration. We have also agreed to make additional payments ranging from SEK 240 million up to SEK 860 million or approximately $36 million to $128 million, contingent on the achievement of certain milestones. Up to SEK 160 million or approximately $24 million of the contingent payments relate to specific regulatory milestones; and up to SEK 700 million or approximately $104 million of the contingent payments are related to commercial milestones based on the success of the product.

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

In May 2011, Halozyme Therapeutics (Halozyme) granted us an exclusive worldwide license to use Halozyme’s proprietary Enhanze™ technology, a proprietary drug delivery platform using Halozyme’s recombinant human hyaluronidase enzyme (rHuPH20) technology in combination with a C1 esterase inhibitor. We intend to apply rHuPH20 initially to develop a novel subcutaneous formulation of Cinryze for routine prophylaxis against attacks. Under the terms of the license agreement, we paid Halozyme an initial upfront payment of $9 million. In the fourth quarter of 2011, we made a milestone payment of $3 million related to the initiation of a Phase 2 study begun in September 2011 to evaluate the safety, and pharmacokinetics and pharmacodynamics of subcutaneous administration of Cinryze in combination with rHuPH20. Pending successful completion of an additional series of clinical and regulatory milestones, anticipated to begin during 2012, we may make further milestone payments to Halozyme which could reach up to an additional $41 million related to HAE and up to $30 million of additional milestone payments for three additional indications. Additionally, we will pay an annual maintenance fee of $1 million to Halozyme until specified events have occurred. Upon regulatory approval, Halozyme will receive up to a 10% royalty on net sales of the combination product utilizing Cinryze and rHuPH20, depending on the existence of a valid patent claim in the country of sale.  On August 1, 2013, we announced that after discussion with representatives of the Center for Biologics Evaluation and Research (CBER) division of the U.S. Food and Drug Administration, we are going to discontinue our Phase 2 study.

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

During 2012, through open market purchases, we reacquired approximately 6.9 million shares at a cost of approximately $180.3 million or an average price of $26.20 per share and during 2011 we reacquired approximately 9.2 million shares at a cost of approximately $169.7 million or an average price of $18.52 per share. At June 30, 2013 we have approximately $200.0 million available under these authorizations to repurchase shares of our common stock and/or our 2% Senior Convertible Notes due 2017. However, our ability to repurchase shares is currently limited by certain terms of our Credit Agreement.

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

As of June 30, 2013 senior convertible notes representing $205.0 million of principal debt are outstanding with a carrying value of $166.2 million and a fair value of approximately $340.6 million, based on the Level 2 valuation hierarchy of the fair value measurements standard.

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

The senior convertible notes were convertible into shares of our common stock during the second quarter of 2013 at the election of the holders as the last reported sale price of our common stock for the 20 or more trading days in the 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter exceeded 130% of the conversion price, $18.87 per share. During the quarter note holders converted notes with a face value of $12 thousand and we issued the holders 634 shares of our common stock.

The senior convertible notes are convertible into shares of our common stock during the third quarter of 2013 at the election of the holders as the last reported sale price of our common stock for the 20 or more trading days in the 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter exceeded 130% of the conversion price, $18.87 per share.

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

At June 30, 2013, $100.0 million of our cash and availability under the credit agreement is subject to the minimum liquidity covenant (iv), described above.

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

Contractual Obligations

We have commitments to purchase a minimum number of liters of plasma per year through 2016 from our supplier.  Additionally, we are required to purchase a minimum number of units from our third party toll manufacturers. The total minimum purchase commitments for these continuing arrangements as of June 30, 2013 are approximately $421.9 million.

In March 2008, we entered into a lease for our corporate office building.  The lease agreement had a term of 7.5 years from the commencement date. In August 2012, we entered into an amended and restated lease (the Amended Lease) to expand the corporate headquarters. The Amended Lease expires fifteen years from the “commencement date”, which will occur when the landlord has substantially completed the expansion, including any tenant improvements. We currently expect the commencement date to occur during the fourth quarter of 2013. Upon the commencement date, the lease payments will escalate annually based upon a consumer price index specified in the lease.

At June 30, 2013, our minimum lease payments under the Amended Lease total approximately $40.4 million.

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

In addition to internal information, such as unit sales, we use information from external resources, which we do not verify. Our external resources include written and verbal information obtained from our three distribution partners with respect to their inventory levels. Based upon this information, we believe that inventory held at these warehouses is within normal levels.

Chargebacks and rebates are the most subjective sales related accruals. While we currently have no contracts with private third party payors, such as HMO’s, we do have contractual arrangements with governmental agencies, including Medicaid. We establish accruals for chargebacks and rebates related to these contracts in the period in which we record the sale as revenue. These accruals are based upon historical experience of government agencies’ market share, governmental contractual prices, our current pricing and then-current laws, regulations and interpretations. We analyze the accrual at least quarterly and adjust the balance as needed. These analyses have been adjusted to reflect the U.S. healthcare reform acts and their effect on governmental contractual prices and rebates.  We believe that a 10% change in our estimate of the actual rate of sales subject to governmental rebates would affect our consolidated operating income and accruals by approximately $2.0 million in the period of adjustment.

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

Product return accruals are estimated based our products history of damage and product expiration returns and are recorded in the period in which we record the sale of revenue. There is a no returns policy with sales of generic Vancocin to our distributor and Cinryze has a no returns policy. Returns of product for our European sales depend on the country of sale in Europe. Where returns are not mandated by laws or regulations we generally have a no returns policy.  Where returns are required to be taken back we defer revenue recognition until we receive information from our distribution partners that the drug has been consumed.

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

ASC 360-10-35 provides guidance with respect to the measurement of impairment. The impairment test is a two-step test. Under step one we assess the recoverability of an asset (or asset group). The carrying amount of an asset (or asset group) is not recoverable if it exceeds the sum of the undiscounted cash flows expected from the use and eventual disposition of the asset (or asset group). The impairment loss is measured in step two as the difference between the carrying value of the asset (or asset group) and its fair value. Assumptions and estimates used in the evaluation of impairment are subjective and changes in these assumptions may negatively impact projected undiscounted cash flows, which could result in impairment charges in future periods.

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

As of June 30, 2013, the carrying amount of this intangible asset is approximately $423.2 million. We are amortizing this asset over its estimated 25-year useful life, through October 2033, or 18 years beyond the orphan exclusivity period and 13 years beyond the data protection period for biosimilar versions.

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

In March of 2013, the net price at which our authorized generic distributor sold generic vancomycin fell sharply due to pricing pressures in the generic marketplace.  This significant decline caused us to test the recoverability of the Vancocin intangible asset.  Step one of the impairment test failed and we performed a step two analysis.  Under step two, we are required to reduce the carrying value of the intangible asset to its estimated fair value, and as a result have recorded an impairment of approximately $104.2 million reducing the carrying amount of the intangible assets to approximately $7.4 million at March 31, 2013. The fair value of the intangible asset was estimated using an income approach based on present value of the probability adjusted future cash flows. In determining the probability adjusted cash flows, we took into consideration the current and anticipated impact of the significant net price reduction that has occurred in the generic marketplace on both net sales of our authorized generic and sales of branded Vancocin. Based on the revised cash flow projections, the useful life of the asset was also reduced to 3.75 years from 16.75 years as of March 31, 2013 which represents the period over which we expect to receive substantially all of the net present value of the adjusted cash flows. Should future events occur that cause further reductions in revenue or operating results we would incur an additional impairment charge, which would be significant relative to the carrying value of the intangible assets as of June 30, 2013.

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

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

Our holdings of financial instruments are primarily comprised of money market funds holding only U.S. government securities and fixed income securities, including a mix of corporate debt and government securities. All such instruments are classified as securities available for sale.  Our debt security portfolio represents funds held temporarily pending use in our business and operations.  We manage these funds accordingly.  Our primary investment objective is the preservation of principal, while at the same time optimizing the generation of investment income.  We seek reasonable assuredness of the safety of principal and market liquidity by investing in cash equivalents (such as Treasury bills and money market funds) and fixed income securities (such as U.S. government and agency securities, municipal securities, taxable municipals, and corporate notes) while at the same time seeking to achieve a favorable rate of return.  Our market risk exposure consists principally of exposure to changes in interest rates.  Our holdings are also exposed to the risks of changes in the credit quality of issuers. We generally invest in financial instruments with maturities of less than one year. The carrying amount, which approximates fair value based on the Level 1 valuation hierarchy of the fair value measurement standard, and the annualized weighted average nominal interest rate of our investment portfolio at June 30, 2013, was approximately $67.3 million and 0.32%, respectively.  The weighted average length to maturity was 11.1 months.  A one percent change in the interest rate would have resulted in a $0.2 million impact to interest income for the quarter ended June 30, 2013.

At June 30, 2013, we had principal outstanding of $205.0 million of our senior convertible notes.  The senior convertible notes bear interest at a rate of 2% per annum, payable semi-annually in arrears on March 15 and September 15 of each year commencing on September 15, 2007.  The senior convertible notes are convertible into shares of our common stock at an initial conversion price of $18.87 per share.  The senior convertible notes may only be converted: (i) anytime after December 15, 2016; (ii) during the five business-day period after any five consecutive trading day period (the “measurement period”) in which the price per note for each trading day of that measurement period was less than 98% of the product of the last reported sale price of our common stock and the conversion rate on each such day; (iii) during any calendar quarter (and only during such quarter) after the calendar quarter ending June 30, 2007, if the last reported sale price of our common stock for 20 or more trading days in a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter exceeds 130% of the applicable conversion price in effect on the last trading day of the immediately preceding calendar quarter; or (iv) upon the occurrence of specified corporate events. Upon conversion, holders of the senior convertible notes will receive shares of common stock, subject to our option to irrevocably elect to settle all future conversions in cash up to the principal amount of the senior convertible notes, and shares for any excess.  We can irrevocably elect this option at any time on or prior to the 35th scheduled trading day prior to the maturity date of the senior convertible notes.  The senior convertible notes may be required to be repaid on the occurrence of certain fundamental changes, as defined in the senior convertible notes.  As of June 30, 2013, the fair value of the principal of the $205.0 million convertible senior notes outstanding was approximately $340.6 million, based on the Level 2 valuation hierarchy of the fair value measurements standard. The carrying value of the debt at June 30, 2013 is $166.2 million.

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

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer, or CEO, and our Chief Financial Officer, or CFO, of the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of June 30, 2013.  Based on that evaluation, our management, including our CEO and CFO, concluded that as of June 30, 2013 our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to the Company’s management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the second quarter of 2013, there were no significant changes in our internal control over financial reporting identified in connection with the evaluation of such controls that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.                         LEGAL PROCEEDINGS

On May 17, 2012, a class action complaint was filed in the United States District Court for the Eastern District of Pennsylvania naming as defendants ViroPharma Incorporated and Vincent J. Milano. The complaint alleges, among other things, possible securities laws violations by the defendants in connection with certain statements made by the defendants related to the Company’s Vancocin product. On October 19, 2012, the complaint was amended to include additional officers of the Company as named defendants and allege additional information as the basis for the claim. The Company has moved to dismiss the complaint and an oral argument was held on June 10, 2013, but no decision has been issued. The defendants believe that the allegations in the class action complaint are without merit and intend to defend the lawsuit vigorously; however, there can be no assurance regarding the ultimate outcome of this lawsuit.

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

ITEM 1A.  Risk Factors

We are providing the following information regarding changes that have occurred to previously disclosed risk factors from our Annual Report on Form 10-K for the year ended December 31, 2012.  In addition to the other information set forth below and elsewhere in this report, you should carefully consider the factors discussed under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012 and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2013. The risks described in our Quarterly Report on Form 10-Q are not the only risks facing our Company.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

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

• changes in pricing of competitive products;

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

Sales of Cinryze represented approximately 46, 76 and 92 percent of our revenue in 2011, 2012 and the first half of 2013, respectively, and we expect Cinryze will continue to account for a significant percentage of our future revenues. If we are not able to continue to successfully commercialize Cinryze in the United States and Europe, or are significantly delayed or limited in doing so, we could fail to achieve our estimates for peak year sales for Cinryze, and our business, financial condition, results of operations and liquidity could be materially impacted.  In addition, our sales of Cinryze are influenced by buying decisions by specialty pharmacies (SPs) related to their desired inventory levels and patient prescription demand, all of which could be at different levels from period to period. Changes in the level of inventory held by SPs could vary from period to period and negatively impact our results of operations.

In addition, clinical studies of the subcutaneous administration of C1-inhibitors by us and one of our competitors could enroll patients who are currently purchasing commercial intravenous Cinryze which could reduce our revenues for the duration of such clinical trials.

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

Cinryze

We are currently evaluating the feasibility of additional indications and/or other formulations for Cinryze. We plan to initially focus our evaluation of additional indications on C-1 mediated diseases. For example, we have commenced clinical studies of C1-INH in Antibody-Mediated Rejection (AMR) post renal transplantation and are also evaluating the potential effect of C1-INH in Refractory Paroxysmal Nocturnal Hemoglobinuria (PNH). We are also supporting investigator-initiated studies (IISs) evaluating C1 INH as a treatment for patients with Neuromyelitis Optica (NMO) and Autoimmune Hemolytic Anemia (AIHA). We plan to continue to conduct both clinical and non-clinical studies to evaluate additional therapeutic uses for its C1 INH product in the future however, as these are early stage investigations, there can be no assurance that such studies will be successful or support future development.  In addition, there can be no assurance that these studies will be completed in the timeframes we anticipate, or at all.

We are also currently undertaking studies on the viability of subcutaneous administration of Cinryze. In the first quarter of 2012, we completed a Phase 2 study to evaluate the safety, and pharmacokinetics and pharmacodynamics of subcutaneous administration of Cinryze in combination with rHuPH20 and announced the presentation of positive data. In December 2012, we initiated a Phase 2b double blind, multicenter, dose ranging study to evaluate the safety and efficacy of subcutaneous administration of Cinryze® (C1 esterase inhibitor [human]) in combination with rHuPH20 in adolescents and adults with hereditary angioedema (HAE) for prevention of HAE attacks. The FDA has informed us that the administration of Cinryze with rHuPH20 will be reviewed as a combination product and must therefore meet the specific regulatory requirements for combination prescription drug products. Combination products can raise challenging regulatory and policy challenges for the FDA. Differences in regulatory pathways for each component can impact the regulatory processes for all aspects of product development and management, including preclinical testing, clinical investigation, marketing applications, manufacturing and quality control, adverse event reporting, promotion and advertising, and post-approval modifications. In addition, our ability to successfully commercialize a subcutaneous form of Cinryze® may be negatively impacted in the event that a competitor is able to successfully complete development,  receive regulatory approval and launch a subcutaneous formulation of their C1-inhibitor.

Maribavir

During the second quarter of 2012, we announced the initiation of a Phase 2 program to evaluate maribavir for the treatment of CMV infections in transplant recipients. The program consists of two independent Phase 2 clinical studies that include subjects who have asymptomatic CMV, and those who have failed therapy with other anti-CMV agents. We have periodically presented interim data from two Phase 2 open label clinical studies being conducted with maribavir, one in Europe evaluating maribavir as a treatment for patients with asymptomatic cases of CMV and a second Phase 2 open label study of maribavir as a treatment for patients with refractory cases of CMV. We plan to continue to periodically evaluate the data generated from these open label studies. Our prior evaluation of maribavir for prophylaxis in allogeneic stem cell, or bone marrow, transplant patients did not achieve its primary or key secondary endpoints and we also discontinued a study evaluating maribavir in liver transplant patients. While the current studies are in different patient populations and utilize different dosing levels, there can be no assurance that our clinical program with maribavir for the treatment of subjects with asymptomatic CMV as well as resistant/refractory CMV disease will yield positive results or support further development of maribavir for either indication. The preliminary results from our ongoing studies and the results seen by a small number of NPP and emergency-use IND patients may not be predictive of the final results of the studies currently being conducted. In addition, several other companies are developing product candidates which could compete with maribavir for patients to be enrolled in clinical studies and such products could be commercialized before maribavir which would reduce the revenue potential for maribavir.

Non-toxigenic difficile

In February 2006, we entered into a licensing agreement for the rights to develop non-toxigenic strains of C. difficile, or VP20621, for the treatment and prevention of CDAD. We recently disclosed data from a Phase 2 dose-ranging clinical study to evaluate the safety, tolerability, and efficacy of VP20621 for prevention of recurrence of Clostridium difficile infection in adults previously treated for CDAD. We are seeking a partner to continue development of this program as it is not considered a core strategic asset. There can be no assurance that we will be successful in finding a partner or that we will continue clinical development of this product candidate.

VP20629, or indole-3-propionic acid

In September 2011, we entered into a licensing agreement for the worldwide rights to develop VP20629, or indole-3-propionic acid for the treatment of Friedreich’s Ataxia (FA), a rare, hereditary, progressive neurodegenerative disease. We recently initiated a single and repeat dose study in patients . We may not be successful in completing such studies in the time frame we anticipate and the results of the clinical trials may not support further clinical development.

Plenadren

We are evaluating the potential to file for regulatory approval of Plenadren in the United States. In March 2013, the FDA indicated the data filed in the European Union and approved by the European Medicines Agency related to use of Plenadren for treatment of adrenal insufficiency in adults are not sufficient for assessment of benefit/risk in a marketing authorization submission in the United States and that additional clinical data would be required.  We are currently reviewing the FDA feedback and will seek to meet with the FDA to discuss the potential Phase 3 study design. Our decision whether to pursue regulatory approval for Plenadren in the United States will be dependent upon, among other things, additional feedback from the FDA regarding the potential Phase 3 study design. In addition, there can be no assurance that we will receive orphan exclusivity. In order to receive orphan exclusivity in the United States the FDA has requested that we demonstrate that Plenadren provides a significant measure of safety over existing therapies.

We cannot be certain that our efforts regarding our product candidates will lead to commercially viable products. Negative, inconclusive or inconsistent clinical trial results could prevent regulatory approval, increase the cost and timing of regulatory approval, cause us to perform additional studies or to file for a narrower indication than planned. We do not know what the final cost to manufacture product candidates in commercial quantities will be, or the dose required to treat patients and, consequently, what the total cost of goods for a treatment regimen will be.

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

• third party competitors hold proprietary rights that preclude us from marketing the product candidate; and

• third party competitors market a more clinically effective, safer, or more cost-effective product or reach the market before our product candidates.

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

•                  cost effectiveness of treatment of epilepsy or other prolonged, acute, convulsive seizures using Buccolam and adrenal insufficiency with Plenadren as compared to lower cost alternative treatments;

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

In connection with several inspections of two facilities maintained by Sanquin, our contract manufacturer for Cinryze, FDA issued notices of observations on FDA Form 483 for each site, including during inspections during the second quarter of 2013. These observations included FDA comments generally related to requested improvements in root cause analysis, standard operating procedures and training and included a few previous observations that FDA felt were not fully addressed by the prior corrective actions undertaken. Responses to the observations on 483 have been provided to the FDA however, the responses to the most recent observations have not yet been accepted by the FDA. In addition, responses to prior observations remain the subject of continuing corrective and preventive action procedures. Biologics such as Cinryze require processing steps that are more complex than those required for most chemical pharmaceuticals and FDA may determine that we have not satisfied their requirements for these continuing corrective and preventive action procedures. If any of our manufacturers or processors fails to satisfy regulatory requirements, operations at such facility may be halted which could result in our inability to supply product to patients, create opportunities for our competitors and reduce our revenues.

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

We are currently evaluating the feasibility of additional therapeutic uses and potential indications as well as other modes of administration for Cinryze. We are also conducting clinical studies to assess additional therapeutic uses of Cinryze as well as continuing to study the sub-cutaneous administration of Cinryze. We have also initiated clinical studies for other product candidates, including VP20629, or indole-3-propionic acid for the treatment of Friedreich’s Ataxia and maribavir for treatment of cytomegalovirus (CMV). We must complete significant laboratory, animal and clinical testing on these product candidates before submitting marketing applications in the United States and abroad.

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

ITEM 6.  Exhibits

List of Exhibits:

10.1*	ViroPharma Incorporated Annual Incentive Plan.

31.1*	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following financial information from this Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2013, formatted in XBRL (Extensible Business Reporting Language) and furnished electronically herewith: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Comprehensive Income (Loss) (iv) the Consolidated Statements of Stockholders’ Equity; (v) the Consolidated Statements of Cash Flows; and, (vi) the Notes to the Consolidated Financial Statements.

*          Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VIROPHARMA INCORPORATED

Date: August 1, 2013	By:	/s/ Vincent J. Milano
Vincent J. Milano
President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Charles A. Rowland, Jr.
Charles A. Rowland, Jr.
Vice President, Chief Financial Officer
(Principal Financial Officer)

	By:	/s/ John J. Kirby
John J. Kirby
Vice President, Chief Accounting Officer
(Principal Accounting Officer)