Form 10-Q
period 2013-09-30
VIROPHARMA INC
filed 2013-10-31
CIK 946840

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

or

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

Number of shares outstanding of the issuer’s Common Stock, par value $.002 per share, as of October 18, 2013: 65,908,911 shares.

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

We do not undertake any obligation to update our forward-looking statements after the date of this document for any reason, even if new information becomes available or other events occur in the future. You are advised to consult any further disclosures we make on related subjects in our reports filed with the Securities and Exchange Commission (SEC). Also note that, in Item 1A, on this Form 10-Q, our Form 10-Q for the fiscal quarters ended March 31, 2013 and June 30, 2013 and our Form 10-K for the fiscal year ended December 31, 2012, we provide a cautionary discussion of the risks, uncertainties and possibly inaccurate assumptions relevant to our business. These are factors that, individually or in the aggregate, we think could cause our actual results to differ materially from expected and historical results. We note these factors for investors as permitted by Section 27A of the Securities Act and Section 21E of the Exchange Act. You should understand that it is not possible to predict or identify all such factors. Consequently, you should not consider this to be a complete discussion of all potential risks or uncertainties.

ViroPharma Incorporated

Consolidated Balance Sheets

(unaudited)

(in thousands, except share and per share data)	September 30, 2013	December 31, 2012
Assets
Current assets:
Cash and cash equivalents	$205,586	$175,518
Short-term investments	69,608	71,338
Accounts receivable	61,483	74,396
Inventory	100,121	64,384
Prepaid expenses and other current assets	28,066	25,361
Prepaid income taxes	16,884	29,097
Deferred income taxes	12,885	13,324
Total current assets	494,633	453,418
Intangible assets, net	489,584	617,539
Property, equipment and building improvements, net	14,057	10,848
Goodwill	96,798	96,759
Debt issue costs, net	1,848	2,551
Deferred income taxes	18,688	17,988
Other assets	20,595	20,849
Total assets	$1,136,203	$1,219,952

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$16,125	$21,254
Contingent consideration	—	8,367
Accrued expenses and other current liabilities	75,563	83,503
Income taxes payable	99	904
Total current liabilities	91,787	114,028
Other non-current liabilities	35	1,898
Financing obligation	4,164	—
Contingent consideration	27,940	17,710
Deferred tax liability, net	115,901	167,484
Long-term debt	168,467	161,793
Total liabilities	408,294	462,913

Stockholders’ equity:
Preferred stock, par value $0.001 per share. 5,000,000 shares authorized; Series A convertible participating preferred stock; no shares issued and outstanding	—	—
Common stock, par value $0.002 per share. 175,000,000 shares authorized; outstanding 65,863,021 shares at September 30, 2013 and 65,113,880 shares at December 31, 2012	164	163
Treasury shares, at cost. 16,042,202 shares at September 30, 2013 and 16,042,202 shares at December 31, 2012	(350,000)	(350,000)
Additional paid-in capital	819,927	789,719
Accumulated other comprehensive loss	(3,102)	(2,975)
Retained earnings	260,920	320,132
Total stockholders’ equity	727,909	757,039
Total liabilities and stockholders’ equity	$1,136,203	$1,219,952

See accompanying notes to unaudited consolidated financial statements.

ViroPharma Incorporated

Consolidated Statements of Operations

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except per share data)	2013	2012	2013	2012
Revenues:

Net product sales	$113,062	$91,004	$323,922	$321,444

Costs and Expenses:
Cost of sales (excluding amortization of product rights)	27,479	21,552	85,496	81,719
Research and development	18,092	16,547	52,453	48,567
Selling, general and administrative	45,499	44,293	134,457	123,337
Intangible amortization	7,689	8,830	24,271	26,444
Impairment loss	—	—	104,245	—
Other operating expenses	3,605	3,955	6,372	6,010
Total costs and expenses	102,364	95,177	407,294	286,077
Operating income (loss)	10,698	(4,173)	(83,372)	35,367

Other Income (Expense):
Interest income	154	128	472	406
Interest expense	(3,698)	(3,529)	(10,989)	(10,494)
Other income (expense), net	3,530	(1,213)	(1,116)	(4,762)
Income (loss) before income tax expense (benefit)	10,684	(8,787)	(95,005)	20,517

Income tax expense (benefit)	6,498	(4,220)	(35,793)	10,878
Net income (loss)	$4,186	$(4,567)	$(59,212)	$9,639

Net income (loss) per share:
Basic	$0.06	$(0.07)	$(0.91)	$0.14
Diluted	$0.06	$(0.07)	$(0.91)	$0.13

Shares used in computing net income (loss) per share:
Basic	65,628	67,606	65,398	69,164
Diluted	71,748	67,606	65,398	72,190

See accompanying notes to unaudited consolidated financial statements.

ViroPharma Incorporated

Consolidated Statements of Comprehensive Income  (Loss)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2013	2012	2013	2012

Net income (loss)	$4,186	$(4,567)	$(59,212)	$9,639
Other comprehensive income (loss), before tax:
Foreign currency translations adjustments	681	695	(125)	1,060
Unrealized gain (loss) on available for sale securities
Unrealized holding gain (loss) arising during period	29	32	(3)	33
Less: Reclassification adjustment for gains included in net income	—	—	—	—
Income tax expense (benefit)	10	11	(1)	12
Unrealized gain (loss) on available for sale securities, net of tax	19	21	(2)	21
Other comprehensive income (loss), net of tax	700	716	(127)	1,081
Comprehensive income (loss)	$4,886	$(3,851)	$(59,339)	$10,720

See accompanying notes to unaudited consolidated financial statements.

ViroPharma Incorporated

Consolidated Statements of Stockholders’ Equity

(unaudited)

	Preferred Stock		Common Stock		Treasury Shares			Accumulated
(in thousands)	Number of shares	Amount	Number of shares	Amount	Number of shares	Amount	Additional paid-in capital	other comprehensive loss	Retained Earnings	Total stockholders’ equity
Balance, December 31, 2012	—	$—	65,114	$163	16,042	$(350,000)	$789,719	$(2,975)	$320,132	$757,039
Exercise of common stock options	—	—	686	1	—	—	8,375	—	—	8,376
Conversion of senior convertible notes	—	—	1	—	—	—	11	—	—	11
Restricted stock vested	—	—	34	—	—	—	—	—	—	—
Employee stock purchase plan	—	—	28	—	—	—	558	—	—	558
Share-based compensation	—	—	—	—	—	—	18,912	—	—	18,912
Other comprehensive loss	—	—	—	—	—	—	—	(127)	—	(127)
Stock option tax benefits	—	—	—	—	—	—	2,352	—	—	2,352
Net loss	—	—	—	—	—	—	—	—	(59,212)	(59,212)
Balance, September 30, 2013	—	$—	65,863	$164	16,042	$(350,000)	$819,927	$(3,102)	$260,920	$727,909

See accompanying notes to unaudited consolidated financial statements.

ViroPharma Incorporated

Consolidated Statements of Cash Flows

(unaudited)

	Nine Months Ended
	September 30,
(in thousands)	2013	2012
Cash flows from operating activities:
Net income (loss)	$(59,212)	$9,639
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Non-cash impairment charge	104,245	—
Non-cash share-based compensation expense	18,912	16,111
Non-cash interest expense	7,385	6,882
Non-cash charge for contingent consideration	1,548	3,594
Non-cash charge for option amortization	3,547	2,740
Non-cash charge for loan loss allowance	1,651	—
Non-cash investment premium amortization	754	1,380
Deferred tax provision	(51,544)	(23,409)
Depreciation and amortization expense	26,656	28,560
Other, net	(3,437)	(847)
Changes in assets and liabilities:
Accounts receivable	13,323	27,327
Inventory	(33,881)	4,799
Prepaid expenses and other current assets	(2,405)	(2,655)
Prepaid income taxes and income taxes payable	11,428	452
Other assets	(4,736)	(13,478)
Accounts payable	(5,482)	(1,757)
Accrued expenses and other current liabilities	(12,754)	13,306
Other non-current liabilities	2,372	2,156
Net cash provided by operating activities	18,370	74,800

Cash flows from investing activities:
Purchase of Lev Pharmaceuticals, Inc.	—	(91,404)
Purchase of property, equipment and building improvements	(1,412)	(1,171)
Purchase of short-term investments	(49,807)	(92,636)
Maturities of short-term investments	50,782	121,874
Net cash used in investing activities	(437)	(63,337)

Cash flows from financing activities:
Payment for treasury shares acquired	—	(151,895)
Net proceeds from issuance of common stock	8,934	9,174
Excess tax benefits from share-based payment arrangements	2,352	5,417
Net cash provided by (used in) financing activities	11,286	(137,304)

Effect of exchange rate changes on cash	849	220

Net increase (decrease) in cash and cash equivalents	30,068	(125,621)

Cash and cash equivalents at beginning of period	175,518	331,352
Cash and cash equivalents at end of period	$205,586	$205,731

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

On August 6, 2012, the U.S. Food and Drug Administration (FDA) approved our supplement to the Cinryze Biologics License Application (BLA) for industrial scale manufacturing which increases our manufacturing capacity of Cinryze.

On August 29, 2013, Sanquin Plasma Products and C.A.F. — D.C.F. (Sanquin), our contract manufacturers of Cinryze, received a Warning Letter from the FDA regarding compliance with current Good Manufacturing Practices (cGMP) at facilities located in Amsterdam and Brussels. The Warning Letter follows FDA inspections of these facilities which concluded on June 4, 2013. At the conclusion of these inspections, the FDA issued Form 483 Inspectional Observations, to which responses were provided in June 2013. Based on our review with Sanquin of the issues in the Warning Letter, we believe that the supply of Cinryze to patients will not be interrupted. We also believe that the Warning Letter does not restrict production or shipment of Cinryze.  Sanquin continues to manufacture products, including Cinryze, in these facilities. The Warning Letter relates to certain observations that the FDA believes were inadequately addressed by the responses to the Form 483. The Warning Letter involves various cGMP deficiencies, including but not limited to inadequate investigations, production and process controls, laboratory controls, and cleaning procedures. We believe that, since our initial response to the FDA, we have addressed certain of the Form 483 observations and activities are underway to address the remaining Form 483 observations and issues raised in the Warning Letter. We are working with Sanquin and FDA to provide comprehensive responses to the concerns discussed in the Warning Letter.

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

ViroPharma Incorporated

Notes to the Unaudited Consolidated Financial Statements

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

We are currently undertaking studies on the viability of subcutaneous administration of Cinryze. In May 2011, Halozyme Therapeutics Inc. (Halozyme) granted us an exclusive worldwide license to use Halozyme’s proprietary Enhanze™ technology, a proprietary drug delivery platform using Halozyme’s recombinant human hyaluronidase enzyme (rHuPH20) technology, in combination with a C1 esterase inhibitor which we intend to apply initially to develop a subcutaneous formulation of Cinryze for routine prophylaxis against attacks of HAE. In the first quarter of 2012, we completed a Phase 2 study to evaluate the safety, and pharmacokinetics and pharmacodynamics of subcutaneous administration of Cinryze in combination with rHuPH20 and announced the presentation of positive data.  In December 2012, we initiated a Phase 2b double blind, multicenter, dose ranging study to evaluate the safety and efficacy of subcutaneous administration of Cinryze® (C1 esterase inhibitor [human]) in combination with rHuPH20 in adolescents and adults with HAE for prevention of HAE attacks. On August 1, 2013, we announced that after discussion with representatives of the Center for Biologics Evaluation and Research (CBER) division of the U.S. Food and Drug Administration, we are going to discontinue our Phase 2 study.  The discontinuation of the study is a precaution related to the emergence of anti-rHuPH20 non-neutralizing antibodies in study patients.  We are investigating an alternative optimized, low volume standalone formulation of C1esterase inhibitor for subcutaneous administration and expect to begin a Phase 3 subcutaneous registration study mid-2014. We plan to evaluate potential future plans involving rHuPH20; however, there can be no assurance that we will be able to conduct additional studies with the combination of Cinryze and rHuPH20. We are also investigating recombinant forms of C1-INH.

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

ViroPharma Incorporated

Notes to the Unaudited Consolidated Financial Statements

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

In December 2011, we entered into an exclusive development and option agreement with  Meritage Pharma, Inc. (Meritage) , a private company based in San Diego, California focused on developing oral budesonide suspension (OBS) as a treatment for eosinophilic esophagitis (EoE). EoE is a newly recognized chronic disease that is increasingly being diagnosed in children and adults. It is characterized by inflammation and accumulation of a specific type of immune cell, called an eosinophil, in the esophagus. EoE patients may have persistent or relapsing symptoms, which include dysphagia (difficulty in swallowing), nausea, stomach pain, chest pain, heartburn, loss of weight and food impaction.

We intend to continue to evaluate in-licensing or other opportunities to acquire products in development, or those that are currently on the market. We plan to seek products that treat serious or life threatening illnesses with a high unmet medical need, require limited commercial infrastructure to market, and which we believe will provide both revenue and earnings growth over time.

Basis of Presentation

The consolidated financial information at September 30, 2013 and for the three and nine months ended September 30, 2013 and 2012, is unaudited but includes all adjustments (consisting only of normal recurring adjustments), which in the opinion of management, are necessary to state fairly the consolidated financial information set forth therein in accordance with accounting principles generally accepted in the United States of America.  The interim results are not necessarily indicative of results to be expected for the full fiscal year.  These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2012 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission.

Immaterial Correction

As part of our review of our operating results during the fourth quarter of 2012, we noted that our reported cost of sales for the second quarter of 2012 was understated by approximately $3.4 million. We assessed the materiality of this error for the second quarter, the six months ended June 30, 2012 and the nine months ended September 30, 2012 in accordance with the guidance in SAB 99 (SAB Topic 1.M) Materiality, and determined that the error was immaterial to the three and six months ended June 30, 2012 and the nine months ended September 30, 2012. We have previously revised the amounts reported for the three and six months ended June 30, 2012 and have corrected our results for the nine months ended September 30, 2012 in this periodic filing. The effect of reflecting the correction of this immaterial error in the nine months ended September 30, 2012 is shown in the table below.

ViroPharma Incorporated

Notes to the Unaudited Consolidated Financial Statements

	As Reported	Adjustment	As Revised

Net product sales	$321,444	$—	$321,444
Cost of sales (excluding amortization of product rights)	78,351	3,368	81,719
Income tax expense	12,663	(1,785)	10,878
Net income	11,222	(1,583)	9,639
Basic net income per share	$0.16	$(0.02)	$0.14
Diluted net income per share	$0.16	$(0.03)	$0.13

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

ViroPharma Incorporated

Notes to the Unaudited Consolidated Financial Statements

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

Note 2.  Short-Term Investments

Short-term investments consist of fixed income securities with remaining maturities of greater than three months at the date of purchase.  At September 30, 2013, all of our short-term investments are classified as available for sale investments and measured as level 1 instruments of the fair value measurements standard.

The following summarizes the Company’s available for sale investments at September 30, 2013:

(in thousands)	Cost	Gross unrealized gains	Gross unrealized losses	Fair value

Debt securities:
U.S. Treasury	$24,741	$6	$1	$24,746
Corporate bonds	44,867	17	22	44,862
Total	$69,608	$23	$23	$69,608

Maturities of investments were as follows:
Less than one year	$45,618	$14	$3	$45,629
Greater than one year	23,990	9	20	23,979
Total	$69,608	$23	$23	$69,608

The following summarizes the Company’s available for sale investments at December 31, 2012:

(in thousands)	Cost	Gross unrealized gains	Gross unrealized losses	Fair value
Debt securities:
U.S. Treasury	$29,000	$8	$—	$29,008
Corporate bonds	42,334	10	14	42,330
Total	$71,334	$18	$14	$71,338

Maturities of investments were as follows:
Less than one year	$34,553	$10	$3	$34,560
Greater than one year	36,781	8	11	36,778
Total	$71,334	$18	$14	$71,338

ViroPharma Incorporated

Notes to the Unaudited Consolidated Financial Statements — (Continued)

Note 3.   Inventory

Inventory is stated at the lower of cost or market using actual cost. The following represents the components of inventory at September 30, 2013 and December 31, 2012:

(in thousands)	September 30, 2013	December 31, 2012
Raw Materials	$46,985	$41,642
Work In Process	38,018	15,810
Finished Goods	15,118	6,932
Total	$100,121	$64,384

Note 4.  Intangible Assets

The following represents the balance of the intangible assets at September 30, 2013:

(in thousands)	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
Cinryze Product rights	$521,000	$103,024	$417,976
Plenadren Product rights	65,899	12,066	53,833
Buccolam Product rights	6,559	1,367	5,192
Auralis Contract rights	9,350	3,186	6,164
Vancocin Intangibles	7,407	988	6,419
Total	$610,215	$120,631	$489,584

The following represents the balance of the intangible assets at December 31, 2012:

(in thousands)	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
Cinryze Product rights	$521,000	$87,394	$433,606
Plenadren Product rights	65,136	7,048	58,088
Buccolam Product rights	6,566	876	5,690
Auralis Contract rights	9,360	2,531	6,829
Vancocin Intangibles	168,099	54,773	113,326
Total	$770,161	$152,622	$617,539

Cinryze

In October 2008, Cinryze was approved by the FDA for routine prophylaxis against angioedema attacks in adolescent and adult patients with HAE.  Because the treatment indication is directed at a small population in the United States, orphan drug status was awarded by the FDA and orphan drug exclusivity was granted on the date of approval. Orphan drug exclusivity awards market

ViroPharma Incorporated

Notes to the Unaudited Consolidated Financial Statements — (Continued)

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

As of September 30, 2013, the carrying amount of this intangible asset is approximately $418.0 million. We are amortizing this asset over its estimated 25-year useful life, through October 2033, or 18 years beyond the orphan exclusivity period and 13 years beyond the data protection period for biosimilar versions.

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

ViroPharma Incorporated

Notes to the Unaudited Consolidated Financial Statements — (Continued)

In March 2013, the net price at which our authorized generic distributor sold generic vancomycin fell sharply due to pricing pressures in the generic marketplace.  This significant decline caused us to test the recoverability of the Vancocin intangible asset.  Step one of the impairment test failed and we performed a step two analysis.  Under step two, we are required to reduce the carrying value of the intangible asset to its estimated fair value, and as a result have recorded an impairment of approximately $104.2 million reducing the carrying amount of the intangible assets to approximately $7.4 million at March 31, 2013. The fair value of the intangible asset was estimated using an income approach based on present value of the probability adjusted future cash flows. In determining the probability adjusted cash flows, we took into consideration the current and anticipated impact of the significant net price reduction that has occurred in the generic marketplace on both net sales of our authorized generic and sales of branded Vancocin. Based on the revised cash flow projections, the useful life of the asset was also reduced to 3.75 years from 16.75 years as of March 31, 2013 which represents the period over which we expect to receive substantially all of the net present value of the adjusted cash flows. Should future events occur that cause further reductions in revenue or operating results we would incur an additional impairment charge, which would be significant relative to the carrying value of the intangible assets as of  September 30, 2013.

Auralis and Buccolam

On May 28, 2010, we acquired Auralis, a UK based specialty pharmaceutical company. With the acquisition of Auralis we added one marketed product and several development assets to our portfolio.  We recognized an intangible asset related to certain supply agreements for the marketed product and one of the development assets.  Additionally, we recognized in-process research and development (IPR&D) assets related to the development assets which were currently not approved.  We determined that these assets meet the criterion for separate recognition as intangible assets and the fair value of these assets have been determined based upon discounted cash flow models.  In 2011, the European Commission granted a Centralized PUMA for Buccolam, for treatment of prolonged, acute, convulsive seizures in infants, toddlers, children and adolescents, from 3 months to less than 18 years of age. This asset was previously classified as an IPR&D asset. As a result of this approval we began to amortize this asset over its estimated useful life of 10 years. The contract rights acquired are being amortized on a straight-line basis over their estimated useful lives of 12 years.

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

Note 5.  Goodwill

In October 2008, we completed our acquisition of Lev Pharmaceuticals, Inc.  The terms of the merger agreement provided for a contingent value right (CVR) to the former shareholders of $0.50 per share, or approximately $87.5 million, if Cinryze reaches at least $600 million in cumulative net product sales by October 2018. During the second quarter of 2012, we recognized cumulative sales of Cinryze in excess of the $600 million threshold; accordingly, we recorded the liability in the second quarter of 2012 with a corresponding increase to goodwill. We made this CVR payment along with certain other contingent acquisition related payments totaling approximately $92.3 million in the third and fourth quarters of 2012. These payments, net of related tax benefits, are reflected as an increase to goodwill of approximately $86.3 million, in accordance with Statement of Financial Accounting Standard 141, Accounting for Business Combinations, which was effective GAAP at the time of the acquisition.

In November 2011, we acquired DuoCort, a company focused on improving glucocorticoid replacement therapy for treatment of AI. As a result of this acquisition we initially recorded goodwill of approximately $7.3 million. During the third quarter of 2012, we obtained new information about certain facts and circumstances that existed at the acquisition date related to acquired deferred tax assets. Based on this new information, in the third quarter of 2012 we released approximately SEK 22.8 million, or $3.5 million, of valuation allowance related to the deferred tax assets with a corresponding reduction of goodwill. All other changes in the carrying value of goodwill since acquisition is attributable to foreign currency fluctuations.

In May 2010, we acquired a 100% ownership interest in Auralis Limited, a UK based specialty pharmaceutical company. As a result of this acquisition we recorded goodwill of approximately $5.9 million. The change in the carrying value of goodwill since the acquisition date is attributable to foreign currency fluctuations.

ViroPharma Incorporated

Notes to the Unaudited Consolidated Financial Statements — (Continued)

Note 6.  Property, Equipment and Building Improvements

The depreciable lives for the major categories of property and equipment are 30 years for the building, 3 to 5 years for computers and equipment and up to the shorter of the respective lease term or the expected economic useful life for building improvements, not to exceed 15 years.

On March 14, 2008, we entered into a lease for our corporate office building.  The lease agreement had a term of 7.5 years from the commencement date. On August 29, 2012, we entered into an amended and restated lease (the Amended Lease) to expand the corporate headquarters. The Amended Lease expires fifteen years from the “commencement date”, which will occur when the landlord has substantially completed the expansion, including any tenant improvements. We currently expect the commencement date to occur during the fourth quarter of 2013. We will continue to make the scheduled lease payments for the existing building through commencement date. At September 30, 2013, our minimum lease payments under the Amended Lease total approximately $40.0 million. Upon the commencement date the lease payments will escalate annually based upon a consumer price index specified in the lease.

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

ASC 840, Leases, is the authoritative literature related to accounting for leases. Based on the results of the lease classification tests we have concluded that the Amended Lease qualifies as an operating lease. However, the lease arrangement involves the construction of expanded office space where we are involved in the design and construction of the expanded space and have the obligation to fund the tenant improvements to the expanded structure and to lease the entire building following completion of construction. This arrangement is referred to as build-to suit lease. We have concluded that under the guidance of ASC 840-55-15, we are considered the owner of the construction project for accounting purposes and must record a construction in progress asset (CIP) and a corresponding financing obligation for the construction costs funded by the Landlord.  We began recording the CIP asset and a corresponding financing obligation during the first quarter of 2013 when construction started. During the nine months ended September 30, 2013 we recorded approximately $4.2 million of construction in progress related to the lease. Once the construction is complete we will depreciate the core and shell asset over 30 years. A portion of the lease payments will be reflected as principal and interest payments on the financing obligation.

Property, equipment and building improvements consists of the following:

(in thousands)	September 30, 2013	December 31, 2012
Land	$156	$156
Building	3,039	3,039
Construction in progress, lease	4,164	—
Computers and equipment	14,551	13,387
Leasehold improvements	6,340	6,053

	28,250	22,635

Less: accumulated depreciation and amortization	14,193	11,787
Property, equipment and building improvements, net	$14,057	$10,848

ViroPharma Incorporated

Notes to the Unaudited Consolidated Financial Statements — (Continued)

Note 7.  Long-Term Debt

Long-term debt as of September 30, 2013 and December 31, 2012 is summarized in the following table:

	September 30,	December 31,
(in thousands)	2013	2012
Senior convertible notes	$168,467	$161,793
less: current portion	—	—
Total debt principal	$168,467	$161,793

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

ViroPharma Incorporated

Notes to the Unaudited Consolidated Financial Statements — (Continued)

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

As of September 30, 2013, we have accrued $0.2 million in interest payable to holders of the senior convertible notes.  Debt issuance costs of $4.8 million have been capitalized and are being amortized over the term of the senior convertible notes, with an unamortized balance of $1.3 million at September 30, 2013.

The senior convertible notes were convertible into shares of our common stock during the third quarter of 2013 at the election of the holders as the last reported sale price of our common stock for the 20 or more trading days in the 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter exceeded 130% of the conversion price, $18.87 per share. There were no conversions during the third quarter of 2013. The senior convertible notes were convertible into shares of our common stock during the second quarter of 2013 and note holders converted notes with a face value of $12 thousand and we issued the holders 634 shares of our common stock.

Our senior convertible notes continue to be convertible into shares of our common stock during the fourth quarter of 2013.

As of September 30, 2013, senior convertible notes representing $205.0 million of principal debt are outstanding with a carrying value of $168.5 million and a fair value of approximately $440.6 million, based on the Level 2 valuation hierarchy of the fair value measurements standard.

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

ViroPharma Incorporated

Notes to the Unaudited Consolidated Financial Statements — (Continued)

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

At September 30, 2013, $100.0 million of our cash and availability under the credit agreement is subject to the minimum liquidity covenant (iv), described above.

As of September 30, 2013, we have accrued $0.2 million in interest payable for the revolver. Financing costs of approximately $1.7 million incurred to establish the Credit Facility were deferred and are being amortized to interest expense over the life of the Credit Facility, with an unamortized balance of $0.5  million as of September 30, 2013.

Financing Obligation

On August 29, 2012, we entered into an amended and restated lease (the Amended Lease) to expand our corporate headquarters.  ASC 840, Leases, is the authoritative literature related to accounting for leases. The lease arrangement involves the construction of expanded office space in which we are involved in the design and construction of the expanded space and have the obligation to fund the tenant improvements to the expanded structure and to lease the entire building following completion of construction. This arrangement is referred to as build-to suit lease. We have concluded that under the guidance we are considered the owner of the construction project for accounting purposes and must record a non-cash construction in progress asset (CIP) and a corresponding non-cash financing obligation for the construction costs funded by the Landlord.  We began recording the CIP asset and a corresponding financing obligation during the first quarter of 2013 when construction started. During the nine months ended September 30, 2013 we recorded CIP of approximately $4.2 million with a corresponding financing obligation. Once the construction is complete we will depreciate the core and shell asset and will begin to apply a portion of the lease payments as a reduction in the principal of the obligation and apportion of the lease payments will be reflected as interest expense on the financing obligation.

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

ViroPharma Incorporated

Notes to the Unaudited Consolidated Financial Statements — (Continued)

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

At September 30, 2013 we have approximately $200.0 million available under these authorizations to repurchase shares of our common stock and/or our 2% Senior Convertible Notes due 2017. However, our ability to repurchase shares is currently limited by certain terms of our Credit Agreement.

Senior convertible notes

The senior convertible notes were convertible into shares of our common stock during the third quarter of 2013 at the election of the holders as the last reported sale price of our common stock for the 20 or more trading days in the 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter exceeded 130% of the conversion price, $18.87 per share. There were no conversions during the third quarter of 2013. The senior convertible notes were convertible into shares of our common stock during the second quarter of 2013 and note holders converted notes with a face value of $12 thousand and we issued the holders 634 shares of our common stock.

Our senior convertible notes continue to be convertible into shares of our common stock during the fourth quarter of 2013.

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

The vesting period for our stock awards is the requisite service period associated with each grant.

Our share-based compensation expense is comprised of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2013	2012	2013	2012
Stock options	$5,282	$4,376	$14,296	$12,351
Performance shares	1,083	1,049	3,815	2,887
Restricted shares	215	265	658	709
Employee Stock Purchase Plan	49	61	143	164
Total	$6,629	$5,751	$18,912	$16,111

ViroPharma Incorporated

Notes to the Unaudited Consolidated Financial Statements — (Continued)

Our share-based compensation expense is recorded as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2013	2012	2013	2012
Research and development	$1,609	$1,216	$4,088	$3,450
Selling, general and administrative	5,020	4,535	14,824	12,661
Total	$6,629	$5,751	$18,912	$16,111

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

As of September 30, 2013, there were 2,421,229 shares available for grant under the Plans.

The following table lists information about these equity plans at September 30, 2013:

	1995 Plan	2001 Plan	2005 Plan	Combined
Shares authorized for issuance	4,500,000	500,000	15,350,000	20,350,000
Shares outstanding	4,500,000	500,000	12,928,771	17,928,771
Shares available for grant	—	—	2,421,229	2,421,229

Employee Stock Option Plans

We granted 2,130,825 stock options during the nine months ended September 30, 2013.  The weighted average fair value of the grants was estimated at $ 14.20 per share using the Black-Scholes option-pricing model using the following assumptions:

Expected dividend yield	—
Range of risk free interest rate	1.10% - 2.27%
Weighted-average volatility	57.91%
Range of volatility	57.72% - 58.47%
Range of expected option life (in years)	5.50 - 6.25

ViroPharma Incorporated

Notes to the Unaudited Consolidated Financial Statements — (Continued)

We have 10,105,417 option grants outstanding at September 30, 2013 with exercise prices ranging from $1.84 per share to $40.45 per share and a weighted average remaining contractual life of 6.77 years.  The following table lists the outstanding and exercisable option grants as of September 30, 2013:

	Number of options	Weighted average exercise price	Weighted average remaining contractual term (years)	Aggregate intrinsic value (in thousands)
Outstanding	10,105,417	$17.62	6.77	$218,737
Exercisable	5,455,070	$13.31	5.20	$141,562

The following table summarizes information regarding our stock option awards at September 30, 2013:

	Shares Under Option	Weighted Average Exercise Price

Balance at December 31, 2012	8,814,831	$15.26
Granted	2,130,825	$25.88
Exercised	(686,424)	$12.20
Forfeited	(146,461)	$21.05
Cancelled	(7,354)	$23.09
Balance at September 30, 2013	10,105,417	$17.62

As of September 30, 2013, there was $47.8 million of total unrecognized compensation cost related to unvested share-based payments (including share options) granted under the Plans.  That cost is expected to be recognized over a weighted-average period of 2.78 years.

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

The fair value of the market condition PSUs was determined using a Monte Carlo simulation and utilized the following inputs and assumptions:

ViroPharma Incorporated

Notes to the Unaudited Consolidated Financial Statements — (Continued)

	Nine Months Ended
	September 30,
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

At September 30, 2013, there was approximately $7.0 million of unrecognized compensation cost related to all PSUs that is expected to be recognized over a weighted-average period of approximately 1.76 years.

The following table summarizes information regarding our PSUs as of September 30, 2013:

	Share Units (in thousands)	Weighted-average grant date fair value
Balance at December 31, 2012	350,739	$24.86
Granted	281,030	$24.30
Exercised	—	$—
Forfeited	(17,019)	$24.70
Vested	—	$—
Balance at September 30, 2013	614,750	$24.61

Restricted Stock Awards

We also grant our non-employee directors restricted stock awards that generally vest after one year of service. In 2013, 31,500 RSUs were granted with weighted average grant date fair values of $25.25 per share. The fair value of a restricted stock award is equal to the closing price of our common stock on the grant date.

The following summarizes information regarding our restricted stock awards as of September 30, 2013:

	Share Units (in thousands)	Weighted- average grant date fair value
Balance at December 31, 2012	37,750	$31.12
Granted	31,500	$25.25
Vested	(33,583)	$31.51
Balance at September 30, 2013	35,667	$25.57

ViroPharma Incorporated

Notes to the Unaudited Consolidated Financial Statements — (Continued)

As of September 30, 2013, there was approximately $0.4 million of unrecognized compensation cost related to RSUs which is expected to be recognized over a weighted average period of 0.56 years.

Employee Stock Purchase Plan

During the first nine months of 2013, 13,010 shares were sold to employees.  During the year ended December 31, 2012, 29,927 shares were sold to employees. As of September 30, 2013 there are approximately 357,141 shares available for issuance under this plan.

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

Note 10.  Income Tax Expense (Benefit)

Our income tax expense (benefit) was $6.5 million and ($4.2) million for the three months ended September 30, 2013 and 2012, respectively, and ($35.8) million and $10.9 million for the nine months ended September 30, 2013 and September 30, 2012, respectively. Our income tax expense includes federal, state and foreign income taxes at statutory rates and the effects of various permanent differences.

Our effective tax rates for the nine months ended September 30, 2013 and September 30, 2012, were 37.7% and 53.0%, respectively.

The tax benefit recorded for the nine months ended September 30, 2013 is higher than the statutory U.S. tax rate primarily due to the impact of state income taxes.  The state tax impact includes a net reduction of $3.9 million in state valuation allowances, primarily due to a third quarter  state law change which increased the likelihood of  utilizing state net operating loss carry forwards.  The benefit from state taxes was partially offset by foreign losses on which no tax benefit was provided.  The effective tax rate for the nine months ended September 30, 2012 is higher than the statutory U.S. tax rate due to state income taxes, certain share-based compensation that is not tax deductible and an increase in fair value of contingent consideration.  In addition, the effective tax rate in the first nine months of 2012 is higher than the statutory U.S. tax rate due to foreign losses on which no tax benefit is provided or on which the tax benefit is less than the U.S. statutory tax rate and non-deductible amortization expense. These increases to the effective tax rate are partially offset by tax benefits related to orphan drug credits, manufacturing deductions and charitable contributions.  Tax expense (benefit) for the quarters ended September 30, 2013 and 2012 are a combination of the nine month effective tax rate and adjustments for changes in the effective tax rate from the prior quarters.

During the nine months ended September 30, 2013, we had no material changes to our liability for uncertain tax positions. Our last U.S. tax examination for 2008 concluded in the first quarter of 2011 with no material adjustments.  We are currently under

ViroPharma Incorporated

Notes to the Unaudited Consolidated Financial Statements — (Continued)

examination in one state and two foreign jurisdiction.  At this time, we do not believe that the results of these examinations will have a material impact on our financial statements.

Note 11.  Accumulated Other Comprehensive Loss

The following table presents the changes in the components of accumulated other comprehensive loss for the nine months ended September 30, 2013:

(in thousands)	Cumulative Translation	Unrealized gains (losses) on available for sale securities	Accumulated other comprehensive loss

Balance at December 31, 2012	$(2,976)	$1	$(2,975)
Other comprehensive loss before reclassifications	(125)	(2)	(127)
Amounts reclassified from accumulated other comprehensive income	—	—	—
Net current period other comprehensive loss	(125)	(2)	(127)
Balance at September 30, 2013	$(3,101)	$(1)	$(3,102)

The unrealized gains (losses) are reported net of federal and state income taxes.

Note 12. Earnings (loss) per share

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except per share data)	2013	2012	2013	2012
Basic Earnings (Loss)Per Share
Net income (loss)	$4,186	$(4,567)	$(59,212)	$9,639
Common stock outstanding (weighted average)	65,628	67,606	65,398	69,164
Basic net income (loss) per share	$0.06	$(0.07)	$(0.91)	$0.14

Diluted Earnings (Loss) Per Share
Diluted net income (loss)	$4,186	$(4,567)	$(59,212)	$9,639

Common stock outstanding (weighted average)	65,628	67,606	65,398	69,164
Add potentially dilutive stock awards and warrants	6,120	—	—	3,026
Common stock equivalents	71,748	67,606	65,398	72,190
Diluted net income (loss) per share	$0.06	$(0.07)	$(0.91)	$0.13

The following common stock equivalents were excluded from the calculations of diluted earnings per share as their effect would be anti-dilutive:

ViroPharma Incorporated

Notes to the Unaudited Consolidated Financial Statements — (Continued)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2013	2012	2013	2012
Stock awards	2,796	5,778	6,437	2,258
Shares from senior convertible notes	10,863	10,864	10,863	10,864

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

The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of September 30, 2013:

	Fair Value Measurements at September 30, 2013
	Total Carrying
	Value at
(in thousands)	September 30, 2013	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$205,586	$205,586	$—	$—
Short term investments	$69,608	$69,608	$—	$—
Contingent consideration, long-term	$27,940	$—	$—	$27,940

The following table provides a rollforward of activity in Level 3:

(in thousands)
Balance December 31, 2012	$26,077
Change in fair value from re-measurement	1,567
Impact of foreign currency translation	296
Balance at September 30, 2013	$27,940

Valuation Techniques — Cash, cash equivalents and short-term investments are measured at fair value using quoted market prices and are classified within Level 1 of the valuation hierarchy.  There were no changes in valuation techniques during the three and nine months ended September 30, 2013.

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

ViroPharma Incorporated

Notes to the Unaudited Consolidated Financial Statements — (Continued)

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

Our 2% senior convertible notes due March 2017 are measured at amortized cost in our consolidated balance sheets and not fair value. The principal balance outstanding at September 30, 2013 is $205.0 million with a carrying value of $168.5 million and a fair value of approximately $440.6 million, based on the Level 2 valuation hierarchy of the fair value measurements standard.

We believe that the fair values of our other financial instruments approximate their reported carrying amounts.

Note 14.  Acquisitions, License and Research Agreements

In November 2011, we acquired a 100% ownership interest in DuoCort Pharma AB (DuoCort), a private company based in Helsingborg, Sweden focused on improving glucocorticoid replacement therapy for treatment of adrenal insufficiency (AI). We paid approximately 213 million Swedish Krona (SEK) or approximately $32.1 million in upfront consideration. We have also agreed to make additional payments ranging from SEK 240 million up to SEK 860 million or approximately $37 million to $134 million, contingent on the achievement of certain milestones. Up to SEK 160 million or approximately $25 million of the contingent payments relate to specific regulatory milestones; and up to SEK 700 million or approximately $109 million of the contingent payments are related to commercial milestones based on the success of the product.

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

ViroPharma Incorporated

Notes to the Unaudited Consolidated Financial Statements — (Continued)

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

Under the cost method, the fair value of the investment is not estimated if there are no identified events or changes in circumstances that may have a significant adverse effect on the fair value of the investment. As of September 30, 2013, we were not aware of any such adverse effects, as such no fair value estimate has been prepared. The asset is recorded as an other long-term asset on our consolidated balance sheets and is amortized through other income (expense) in our results of operations over the expected term of the option agreement which is expected to be December 2014. We recognized approximately $1.4 million and $1.1 million of amortization expense related to this asset during the three months ended September 30, 2013 and 2012, respectively, and $3.5 million and $2.7 million of amortization expense related to this asset during the nine months ended September 30, 2013 and 2012, respectively.

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

ViroPharma Incorporated

Notes to the Unaudited Consolidated Financial Statements — (Continued)

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

ViroPharma Incorporated

Notes to the Unaudited Consolidated Financial Statements — (Continued)

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

Note 16.  Supplemental Cash Flow Information

	Nine Months Ended
	September 30,
(in thousands)	2013	2012
Supplemental disclosure of non-cash transactions:
Non-cash increase in construction in progress and financing obligation	$4,164	$—
Unrealized gain (loss) on available for sale securities, net of tax	(2)	21
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$871	$28,291
Cash paid for interest	4,277	4,637

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

We market and sell Cinryze in the United States for routine prophylaxis against angioedema attacks in adolescent and adult patients with HAE.  Cinryze is a C1 esterase inhibitor therapy for routine prophylaxis against HAE, also known as C1 inhibitor (C1-INH) deficiency, a rare, severely debilitating, life-threatening genetic disorder. We acquired rights to Cinryze for the United States in October 2008 and in January 2010, we acquired expanded rights to commercialize Cinryze and future C1-INH derived products in certain European countries and other territories throughout the world as well as rights to develop future C1-INH derived products for additional indications. In June 2011, the European Commission (EC) granted us Centralized Marketing Authorization for Cinryze in adults and adolescents with HAE for routine prevention, pre-procedure prevention and acute treatment of angioedema attacks.  The approval also includes a self-administration option for appropriately trained patients.  We have begun to commercialize Cinryze in Europe and continue to evaluate our commercialization opportunities in countries where we have distribution rights.

On August 6, 2012, the U.S. Food and Drug Administration (FDA) approved our supplement to the Cinryze Biologics License Application (BLA) for industrial scale manufacturing which increases our manufacturing capacity of Cinryze.

On August 29, 2013, Sanquin Plasma Products and C.A.F. — D.C.F. (Sanquin), our contract manufacturers of Cinryze, received a Warning Letter from the FDA regarding compliance with current Good Manufacturing Practices (cGMP) at facilities located in Amsterdam and Brussels. The Warning Letter follows FDA inspections of these facilities which concluded on June 4, 2013. At the conclusion of these inspections, the FDA issued Form 483 Inspectional Observations, to which responses were provided in June 2013. Based on our review with Sanquin of the issues in the Warning Letter, we believe that the supply of Cinryze to patients will not be interrupted. We also believe that the Warning Letter does not restrict production or shipment of Cinryze.  Sanquin continues to manufacture products, including Cinryze, in these facilities. The Warning Letter relates to certain observations that the FDA believes were inadequately addressed by the responses to the Form 483. The Warning Letter involves various cGMP deficiencies, including but not limited to inadequate investigations, production and process controls, laboratory controls, and cleaning procedures. We believe that, since our initial response to the FDA, we have addressed certain of the Form 483 observations and activities are underway to address the remaining Form 483 observations and issues raised in the Warning Letter. We are working with Sanquin and FDA to provide comprehensive responses to the concerns discussed in the Warning Letter.

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

On April 9, 2012, the FDA denied the citizen petition we filed on March 17, 2006 related to the FDA’s proposed in vitro method for determining bioequivalence of generic versions of Vancocin (vancomycin hydrochloride, USP) capsules.  The FDA also informed us in the same correspondence that the recent supplemental new drug application (sNDA) for Vancocin, which was approved on December 14, 2011, would not qualify for three additional years of exclusivity, as the agency interpreted Section 505(v) of the FD&C Act to require a showing of a significant new use (such as a new indication) for an old antibiotic such as Vancocin in order for such old antibiotic to be eligible for a grant of exclusivity.  FDA also indicated that it approved three abbreviated new drug applications (ANDAs) for generic vancomycin capsules and the companies holding these ANDA approvals indicated that they began shipping generic vancomycin hydrochloride, USP. In June 2012, the FDA approved a fourth ANDA for generic vancomycin capsules.

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

We are currently undertaking studies on the viability of subcutaneous administration of Cinryze. In May 2011, Halozyme Therapeutics Inc. (Halozyme) granted us an exclusive worldwide license to use Halozyme’s proprietary Enhanze™ technology, a proprietary drug delivery platform using Halozyme’s recombinant human hyaluronidase enzyme (rHuPH20) technology, in combination with a C1 esterase inhibitor which we intend to apply initially to develop a subcutaneous formulation of Cinryze for routine prophylaxis against attacks of HAE. In the first quarter of 2012, we completed a Phase 2 study to evaluate the safety, and pharmacokinetics and pharmacodynamics of subcutaneous administration of Cinryze in combination with rHuPH20 and announced the presentation of positive data.  In December 2012, we initiated a Phase 2b double blind, multicenter, dose ranging study to evaluate the safety and efficacy of subcutaneous administration of Cinryze® (C1 esterase inhibitor [human]) in combination with rHuPH20 in adolescents and adults with HAE for prevention of HAE attacks. On August 1, 2013, we announced that after discussion with representatives of the Center for Biologics Evaluation and Research (CBER) division of the U.S. Food and Drug Administration, we are going to discontinue our Phase 2 study.  The discontinuation of the study is a precaution related to the emergence of anti-rHuPH20 non-neutralizing antibodies in study patients.  We are investigating an alternative optimized, low volume standalone formulation of C1esterase inhibitor for subcutaneous administration and expect to begin a Phase 3 subcutaneous registration study mid-2014. We plan to evaluate potential future plans involving rHuPH20; however, there can be no assurance that we will be able to conduct additional studies with the combination of Cinryze and rHuPH20. We are also investigating recombinant forms of C1-INH.

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

We are currently enrolling patients into a Phase 2 program to evaluate maribavir for the treatment of CMV infections in transplant recipients.  The program consists of two independent Phase 2 clinical studies that include subjects who have asymptomatic CMV in one trial, and those who have failed therapy with other anti-CMV agents in another trial.  Interim data from these studies was presented in June of 2013. We expect to complete enrollment into both studies in mid-2014. CMV is a common virus, but in immune compromised individuals, including transplant recipients, it can lead to serious illness or death.  The U.S. Food and Drug Administration and the European Commission have granted orphan drug designation to maribavir for treatment of clinically significant cytomegalovirus viremia and disease in at-risk patients, and the prevention and treatment of cytomegalovirus disease in patients with impaired cell mediated immunity, respectively.

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

In December 2011, we entered into an exclusive development and option agreement with Meritage Pharma, Inc. (Meritage) , a private company based in San Diego, California focused on developing oral budesonide suspension (OBS) as a treatment for eosinophilic esophagitis (EoE). EoE is a newly recognized chronic disease that is increasingly being diagnosed in children and adults. It is characterized by inflammation and accumulation of a specific type of immune cell, called an eosinophil, in the esophagus. EoE patients may have persistent or relapsing symptoms, which include dysphagia (difficulty in swallowing), nausea, stomach pain, chest pain, heartburn, loss of weight and food impaction.

We intend to continue to evaluate in-licensing or other opportunities to acquire products in development, or those that are currently on the market. We plan to seek products that treat serious or life threatening illnesses with a high unmet medical need, require limited commercial infrastructure to market, and which we believe will provide both revenue and earnings growth over time.

Executive Summary

Since June 30, 2013, we experienced the following:

Business Activities

Hereditary Angioedema (HAE):

•                  Shipped approximately 25,000 doses of Cinryze to U.S. specialty pharmacy/specialty distributors (SP/SD’s) and approximately 2,100 doses to wholesalers, pharmacies and customers in the EU and other territories;

•                  Launched Cinryze commercially in one additional country in Europe;

•                  Announced we are going to discontinue our Phase 2 study of rHuPH20 technology, in combination with a C1 esterase inhibitor; and,

•                  Announced our contract manufacturers of Cinryze received a Warning Letter from the FDA regarding compliance with current Good Manufacturing Practices (cGMP) at their facilities;

Pediatric Epilepsy:

•                  Launched Buccolam commercially in one additional country in Europe;

Financial Results

•                  Increased net sales of Cinryze to $106.5 million as compared to $85.3 million in the third quarter of 2012;

•                  Net sales of Vancocin decreased to $0.6 million from $3.7 million in the third quarter of 2012;

•                  Generated net sales of $10.2 million in Europe compared to $3.6 million in the third quarter of 2012; and,

•                  Reported net income of $4.2 million in the third quarter of 2013;

Liquidity

•                  Generated net cash from operations of $18.4 million during the nine months ended September 30, 2013; and,

•                  Ended the third quarter of 2013 with working capital of $402.8 million, which includes cash and cash equivalents and short-term investments of $275.2 million.

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

The commercial success of Cinryze depends on several factors, including: the number of patients with HAE that may be treated with Cinryze; manufacturing or supply interruptions and capacity which could impair our ability to acquire an adequate supply of Cinryze to meet demand for the product; our ability to maintain manufacturing capabilities in the capacities and timeframes currently anticipated; the ability of our contract manufactures to maintain manufacturing processes that are acceptable by FDA; acceptance by physicians and patients of Cinryze as a safe and effective treatment; our ability to effectively market and distribute Cinryze in the United States and other territories; cost effectiveness of HAE treatment using Cinryze; relative convenience and ease of administration of Cinryze; potential advantages of Cinryze over alternative treatments; the timing of the approval of competitive products including another C1 esterase inhibitor for the acute treatment of HAE; the market acceptance of competing approved products such as Berinert; patients’ ability to obtain sufficient coverage or reimbursement by third-party payors; variations in dosing arising from physician preferences and patient compliance; and sufficient supply and reasonable pricing of raw materials necessary to manufacture Cinryze.  In addition, our ability to develop and commence clinical studies for additional indications and pursuing regulatory approvals in additional indications or territories will impact our ability to generate future revenues from Cinryze.

If we and Sanquin are unable to correct outstanding manufacturing compliance issues such as those raised in the Form 483 and Warning Letter to the FDA’s satisfaction, the FDA may withhold approval of pending or future supplemental applications to the BLA related to Cinryze or take subsequent regulatory action, including withholding approval of requests for import certificates for Cinryze to the United States, until these issues are resolved.

From the first quarter of 2012 through the fourth quarter of 2012, Cinryze inventory in the channel had been below normal levels. However, on August 6, 2012, FDA approved our supplement to the Cinryze Biologics License Application (BLA) for industrial scale manufacturing, which increases our manufacturing capacity of Cinryze. In the first quarter of 2013, we rebuilt channel inventories to the upper end of our normal range. Inventory levels have declined from the first quarter of 2013 but still remain within our normal range. Inventory levels will fluctuate based upon our SP/SD’s buying decisions. We plan to build safety stock during the remainder of 2013, which will impact our working capital.

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

In March 2013, the net price at which our authorized generic distributor sold generic vancomycin fell sharply due to pricing pressures in the generic marketplace.  This significant decline caused us to test the recoverability of the Vancocin intangible asset.  Step one of the impairment test failed and we performed a step two analysis.  Under step two, we are required to reduce the carrying value of the intangible asset to its estimated fair value, and as a result have recorded an impairment of approximately $104.2 million reducing the carrying amount of the intangible assets to approximately $7.4 million at March 31, 2013. The fair value of the intangible asset was estimated using an income approach based on present value of the probability adjusted future cash flows. In determining the probability adjusted cash flows, we took into consideration the current and anticipated impact of the significant net price reduction that has occurred in the generic marketplace on both net sales of our authorized generic and sales of branded Vancocin. Based on the revised cash flow projections, the useful life of the asset was also reduced to 3.75 years from 16.75 years as of March 31, 2013 which represents the period over which we expect to receive substantially all of the net present value of the adjusted cash flows. Should future events occur that cause further reductions in revenue or operating results we would incur an additional impairment charge, which would be significant relative to the carrying value of the intangible assets as of September 30, 2013.

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

Clinical

We are currently undertaking studies on the viability of subcutaneous administration of Cinryze. Clinical studies using Halozyme’s recombinant human hyaluronidase enzyme (rHuPH20) technology in combination with Cinryze are subject to laboratory sampling to monitor for the development of antibodies to rHuPH20. The clinical significance of antibodies to rHuPH20 are not known and have not been associated with adverse clinical effects.  On August 1, 2013, we announced we are going to discontinue our Phase 2 study of rHuPH20 technology, in combination with a C1 esterase inhibitor. We are investigating an alternative optimized, low volume standalone formulation of C1 esterase inhibitor for subcutaneous administration and expect to begin a Phase 3 subcutaneous registration study mid-2014. We plan to evaluate potential future plans involving rHuPH20; however, there can be no assurance that we will be able to conduct additional studies with the combination of Cinryze and rHuPH20.

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

During the second quarter of 2012, we announced the initiation of a Phase 2 program to evaluate maribavir for the treatment of CMV infections in transplant recipients.  The program consists of two independent Phase 2 clinical studies that include subjects who have asymptomatic CMV, and those who have failed therapy with other anti-CMV agents. Interim data from these studies were presented in June of 2013. We expect to complete enrollment into both studies in mid 2014. Results from these studies will periodically be evaluated. In the second quarter of 2013 we announced that the European Commission has granted orphan drug designation for maribavir for treatment of cytomegaloviral (CMV) disease in patients with impaired cell mediated immunity.

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

Our actual results could differ materially from those results expressed in, or implied by, our expectations and assumptions described in this Quarterly Report on Form 10-Q. The risks described in this report, our Form 10-Q for the quarter ended September 30, 2013, are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. Please also see our discussion of the “Risk Factors” as described in our Form 10-Q for the Quarters ended March 31, 2013 and June 30, 2013 and our Form 10-K for the year ended December 31, 2012 in Item 1A, which describe other important matters relating to our business.

Results of Operations

Three and Nine Months Ended September 30, 2013 and 2012

	For the three months ended September 30,		For the nine months ended September 30,
(in thousands, except per share data)	2013	2012	2013	2012
Net product sales	$113,062	$91,004	$323,922	$321,444
Cost of sales (excluding amortization of product rights)	$27,479	$21,552	$85,496	$81,719
Operating income (loss)	$10,698	$(4,173)	$(83,372)	$35,367
Net income (loss)	$4,186	$(4,567)	$(59,212)	$9,639
Basic	$0.06	$(0.07)	$(0.91)	$0.14
Diluted	$0.06	$(0.07)	$(0.91)	$0.13

Operating income for the three months ended September 30, 2013 increased $14.9 million to $10.7 million as compared to an operating loss of $4.2 million in the same period in 2012. The increase in operating income is driven primarily by the following: an increase in net sales of  $22.1 million period over period due to higher sales of Cinryze partly offset by lower Vancocin revenues; and, an increase of $1.2 million in selling, general and administrative expenses primarily related to the growth of our global organization and our commercialization efforts outside the United States. Research and development expenses increased $1.5 million in the three months ended September 30, 2013 compared to the same period in 2012.  Other operating expense for the three months ended September 30, 2013 and 2012 includes the changes in the fair value of the contingent consideration related to our acquisition of DuoCort and the three months ended 2012 includes charges associated with the funding of manufacturing improvements at our contract suppliers. Additionally, other operating expense for the three months ended September 30, 2013 includes a $1.7 million charge associated with a loss allowance on a loan made to a contract manufacturer.

The nine months ended September 30, 2013 reflects an operating loss of $83.4 million compared to operating income of $35.4 million in the same period in 2012, a decrease of $118.7 million. The primary drivers of this decrease are the following: the Vancocin intangible impairment charge of $104.2 million; increased selling, general and administrative expenses of $11.1 million primarily due to support of our product launches outside the United States and the growth of our global organization; and, increased research and development costs of $3.9 million. Net sales in the nine months ended September 30, 2013 are flat compared to the same period in 2012 due to lower Vancocin revenues, as a result of the entrance of generic vancomycin into the marketplace during the second quarter of 2012, offset by higher Cinryze revenue due to higher patient demand and higher European sales. Other operating expense for the nine months ended September 30, 2013 and 2012 includes the expense associated with change in the fair value of the contingent consideration related to our acquisition of DuoCort, charges associated with the funding of manufacturing improvements at our contract suppliers and a loss allowance on a loan made to a contract manufacturer.

We sell Diamorphine in the UK, primarily to hospitals, through approved wholesalers. We began commercial sales of Cinryze and Buccolam in Europe during the fourth quarter of 2011 and Plenadren during the third quarter of 2012. The revenues from these sales are not material to our consolidated revenues for the three and nine months ended September 30, 2013 and 2012.

Revenues

Revenues consisted of the following:

	For the three months ended September 30,		For the nine months ended September 30,
(in thousands)	2013	2012	2013	2012
Net product sales
Cinryze	$106,502	$85,260	$300,629	$230,065
Vancocin	583	3,660	8,213	85,738
Other	5,977	2,084	15,080	5,641
Total revenues	$113,062	$91,004	$323,922	$321,444

Net product sales

In the U.S., we sell Cinryze to specialty pharmacy/specialty distributors (SP/SD’s) who then distribute to physicians, hospitals and patients, among others. In Europe, we sell Cinryze to wholesalers who then distribute the product principally to pharmacies and hospitals. We continue to work to expand our manufacturing capacity to ensure the availability of Cinryze to meet growing patient needs and believe our efforts will allow us to continue to meet this growing patient demand for the foreseeable future.

From the first quarter of 2012 through the fourth quarter of 2012, Cinryze inventory in the channel had been below normal levels. However, on August 6, 2012, FDA approved our supplement to the Cinryze Biologics License Application (BLA) for industrial scale manufacturing, which increases our manufacturing capacity of Cinryze. In the first quarter of 2013, we rebuilt channel inventories to the upper end of our normal range. Inventories have declined from the first quarter of 2013 but still remain within normal levels. Inventory levels will fluctuate based upon our SP/SD’s buying decisions. We plan to build safety stock during the remainder of 2013, which will impact our working capital.

Our U.S. sales of Cinryze may be influenced by SP buying decisions related to their desired inventory levels and patient prescription demand, all of which could be at different levels from period to period.

Our net sales of Cinryze in the U.S. during the three and nine months ended September 30, 2013 increased 22.2% and 28.7%, respectively, over the same periods in the prior year due to consistent patient adds, stable dosing rate and net realized price growth of approximately 3% and 7% during the three months and nine month periods of 2013. Cinryze revenue in the EU during the three and nine months ended September 30, 2013 was approximately $4.3 million and $10.2 million, respectively, compared to $1.6 million and $4.5 million during the three and nine months ended September 30, 2012, respectively, as we continue the launch of Cinryze in countries in Europe.

During the three and nine months ended September 30, 2013, net sales of Vancocin decreased 84.1% and 90.4%, respectively,  compared to the same period in 2012 due to the introduction of generic vancomycin in the second quarter of 2012 and reduced net selling price of our authorized generic.

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

Cost of sales (excluding amortization of product rights)

During the three and nine months ended September 30, 2013, cost of sales increased $5.9 million and $3.8 million compared to the same period in 2012. The increase in the three and nine months ended September 30, 2013 is primarily due to higher Cinryze sales volume. Offsetting the increase in the nine month period is a reduction in royalties paid to Genzyme as compared to royalties paid during the nine months ended September 30, 2012 due to lower sales of Vancocin and our authorized generic.

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

Due to our research exploring the use of Cinryze in additional indications and our study of maribavir for the treatment of CMV infections in transplant recipients and our anticipated study of an alternative optimized, low volume standalone formulation of C1esterase inhibitor for subcutaneous administration for which we currently anticipate to begin a Phase 3 subcutaneous registration study mid-2014, we expect costs in these programs to increase in the future.

Research and development expenses were divided between our research and development programs in the following manner:

	For the three months ended September 30,		For the nine months ended September 30,
(in thousands)	2013	2012	2013	2012
Direct
Cinryze & C1 esterase inhibitor	$4,180	$3,365	$13,517	$12,627
CMV	2,850	1,689	6,177	4,135
Non-toxigenic strain of C. difficle (VP20621)	594	1,801	2,149	6,809
VP-20629	484	445	1,452	708
Plenadren	496	428	2,218	862
New Initiatives	789	1,401	2,450	2,721
Other assets	201	174	554	530
Indirect
Development	8,498	7,244	23,936	20,175
Total	$18,092	$16,547	$52,453	$48,567

Direct Expenses

Our costs associated with our Cinryze & C1 esterase programs during the three and nine months ended September 30, 2013 increased slightly when compared to the three and nine months ended September 30, 2012 as higher spending in the current year period related to our Phase 2 study of subcutaneous administration of Cinryze in combination with rHuPH20, which we are in the process of discontinuing, offset by the costs incurred in the prior year period related to achieving approval of our industrial scale manufacturing line.

Our direct expenses related to our CMV increased in the three and nine months ended September 30, 2013 compared to the three and nine months ended September 30, 2012 due to the continuation of our two Phase 2 clinical studies initiated during the first and third quarters of 2012 to evaluate maribavir for the treatment of CMV infections in transplant recipients.

The costs of VP20621 in the three and nine months ended September 30, 2013 decreased compared to the same periods in 2012 as we completed our Phase 2 clinical trial initiated during the second quarter of 2012.

Our direct expenses related to our VP20629, being developed for the treatment of Friedreich’s Ataxia (FA), increased during the nine months ended September 30, 2013 compared to the same period in 2012 and were relatively flat during the three months ended September 30, 2013 compared to the same period in 2012, as we began pre-clinical efforts during the second half of 2012. We anticipate these costs to continue to increase as we began a Phase 1 study in patients for safety and tolerability in July 2013.

The Plenadren costs incurred during the three months ended September 30, 2013 are related to our ongoing open label and registry studies. The increase during the nine months ended September 30, 2013 compared to the same period in 2012 is due to costs associated with the support of validation work at a potential new manufacturer during the first half of 2013 and the costs of the registry study which was initiated mid-2012.

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

Selling, general and administrative expenses

Selling, general and administrative expenses (SG&A) increased for the three months ended September 30, 2013 by $1.2 million compared to the same period in the prior year as increases in compensation expense and employee costs of $4.2 million and higher marketing costs of $1.1 million were offset by lower corporate costs of $2.2 million and lower legal fees of $1.0 million.  For the nine months ended September 30, 2013, SG&A increased $11.1 million compared to the same period in 2012 primarily driven by increased compensation expense and employee costs of $14.3 million,  increased medical education expenses of $1.8 million and higher marketing costs of $1.8 million partly offset by lower corporate cost of $4.8 million and lower legal fees of $1.2 million.

Our commercialization efforts outside the United States, throughout Europe in particular, accounted for the majority of the increase for the three and nine months ended September 30, 2013 compared to the same periods in the prior year as spending in the U.S. was slightly lower for the three and nine months ended September 30, 2013 compared to the same periods in 2012. The European increases are primarily due to an increase in commercial personnel and the resultant compensation costs and the higher spending in the areas of medical affairs and education as we support product launches across a greater number of countries. We anticipate that our SG&A spending will stabilize in future periods as we our complete our product launches in Europe.

Intangible amortization

Intangible amortization for the three and nine months ended September 30, 2013 were $7.7 million and $24.3 million, respectively, as compared to $8.8 million and $26.4 million, respectively, for the same periods in 2012. Our amortization expense is lower in the three and nine months ended September 30, 2013 compared to the three and nine months ended September 30, 2013 primarily as a result of the impairment of our Vancocin intangible assets during the first quarter of 2013.

Impairment loss

In March of 2013, the net price at which our authorized generic distributor sold generic vancomycin fell sharply due to pricing pressures in the generic marketplace.  This significant decline caused us to test the recoverability of the Vancocin intangible asset.  Step one of the impairment test failed and we performed a step two analysis.  Under step two, we are required to reduce the carrying value of the intangible asset to its estimated fair value, and as a result have recorded an impairment of approximately $104.2 million reducing the carrying amount of the intangible assets to approximately $7.4 million at March 31, 2013. The fair value of the intangible asset was estimated using an income approach based on present value of the probability adjusted future cash flows. In determining the probability adjusted cash flows, we took into consideration the current and anticipated impact of the significant net price reduction that has occurred in the generic marketplace on both net sales of our authorized generic and sales of branded Vancocin. Based on the revised cash flow projections, the useful life of the asset was also reduced to 3.75 years from 16.75 years as of March 31, 2013 which represents the period over which we expect to receive substantially all of the net present value of the adjusted cash flows. Should future events occur that cause further reductions in revenue or operating results we would incur an additional impairment charge, which would be significant relative to the carrying value of the intangible assets as of September 30, 2013.

Other operating expenses

The change during the three and nine months ended September 30, 2013 compared to the same periods during 2012 is primarily due to the changes in the fair values of the contingent consideration liabilities incurred as part of our acquisition of DuoCort and the funding of manufacturing enchantments at certain of our manufacturing partners. Additionally, other operating expense for the three and nine months ended September 30, 2013 includes a $1.7 million charge associated with a loss allowance on a loan made to a contract manufacturer.

Other Income (Expense)

Interest Income

Interest income for three and nine months ended September 30, 2013 was $0.2 million and $0.5 million, respectively, and $0.1 million and $0.4 million for the three and nine months ended September 30, 2012, respectively.

Interest Expense

	For the three months ended September 30,		For the nine months ended September 30,
(in thousands)	2013	2012	2013	2012
Interest expense	$1,202	$1,204	$3,604	$3,612
Amortization of debt discount	2,262	2,091	6,683	6,179
Amortization of finance costs	234	234	702	703
Total interest expense	$3,698	$3,529	$10,989	$10,494

Interest expense consists of interest on our senior convertible notes and also commitment fees on the unused credit facility. The amortization of debt discount relates solely to the senior convertible notes and the amortization of finance costs relates to the amortization of debt issue cost on both the senior convertible notes and the $200 million credit facility.

Other income (expense), net

Our other income (expense), net, includes foreign exchange gains and losses in the three and nine month periods ended September 30, 2013 and 2012. Additionally, the three and nine months ended September 30, 2013 includes approximately $1.4 million and $3.5 million, respectively, and the three and nine months ended September 30, 2012 includes approximately $1.1 million and $2.7 million, respectively, of amortization expense of the deferred asset related to the Meritage transaction.

Income Tax Expense (Benefit)

Our income tax expense (benefit) was $6.5 million and ($4.2) million for the three months ended September 30, 2013 and 2012, respectively and ($35.8) million and $10.9 million for the nine months ended September 30, 2013 and September 30, 2012, respectively. Our income tax expense includes federal, state and foreign income taxes at statutory rates and the effects of various permanent differences.

Our effective tax rates for the nine months ended September 30, 2013 and September 30, 2012, were 37.7% and 53.0%, respectively.

The tax benefit recorded for the nine months ended September 30, 2013 is higher than the statutory U.S. tax rate primarily due to the impact of state income taxes.  The state tax impact includes a net reduction of $3.9 million in state valuation allowances,  primarily due to a third quarter state law change which increased the likelihood of utilizing state net operating loss carry forwards.  The benefit from state taxes was partially offset by foreign losses on which no tax benefit was provided.  The effective tax rate for the nine months ended September 30, 2012 is higher than the statutory U.S. tax rate due to state income taxes, certain share-based compensation that is not tax deductible and an increase in fair value of contingent consideration.  In addition, the effective tax rate in the first nine months of 2012 is higher than the statutory U.S. tax rate due to foreign losses on which no tax benefit is provided or on which the tax benefit is less than the U.S. statutory tax rate and non-deductible amortization expense. These increases to the effective tax rate are partially offset by tax benefits related to orphan drug credits, manufacturing deductions and charitable contributions.  Tax expense (benefit) for the quarters ended September 30, 2013 and 2012 are a combination of the nine month effective tax rate and adjustments for changes in the effective tax rate from the prior quarters.

Because of the impairment of the Vancocin intangible assets, we anticipate that our effective tax rate in 2013 will be lower than in 2012.  Excluding the tax impact from the intangible asset impairment we would have expected our effective tax rate in 2013 to be higher than the statutory rate because of losses incurred in foreign jurisdictions.  Our tax rate, excluding the intangible impairment, will vary based on the operating results of each legal entity and actual permanent differences.  Our effective tax rates in future years will depend primarily on our foreign operating results and should decline if our product launches are successful and generate profits.

Our last U.S. tax examination was for the 2008 fiscal year and it concluded in the first quarter of 2011 with no material adjustments. We are currently under examination in one state and two foreign jurisdiction. At this time, we do not believe that the results of these examinations will have a material impact on our consolidated financial statements.

Liquidity

In the near term, we expect that our sources of revenue will continue to arise from Cinryze product sales. However, there are no assurances that demand for Cinryze will continue to grow or that we will be able to maintain adequate supply of product.

We began commercial sales of Cinryze and Buccolam in Europe during the fourth quarter of 2011 and Plenadren during the third quarter of 2012. The revenues from these sales are not material to our consolidated revenues for three and nine months ended September 30, 2013 and 2012. There are no assurances that there will be growing demand for products in Europe or we will be successful in our commercialization efforts in Europe or any other territories where we have the rights to sell these drug products.

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

The approval of generic copies of Vancocin has and will continue to adversely impact sales of our Vancocin brand prescription products and have a negative impact on our consolidated financial condition and results of operations, including causing a significant decrease in our revenues, operating income and cash flows compared to historical levels. In March of 2013, the net price at which our authorized generic distributor sold generic vancomycin fell sharply due to pricing pressures in the generic marketplace.  This significant decline caused us to test the recoverability of the Vancocin intangible asset.  Step one of the impairment test failed and we performed a step two analysis.  Under step two, we are required to reduce the carrying value of the intangible asset to its estimated fair value, and as a result have recorded an impairment of approximately $104.2 million reducing the carrying amount of the intangible assets to approximately $7.4 million at March 31, 2013. Should future events occur that cause further reductions in revenue or operating results we would incur an additional impairment charge, which would be significant relative to the carrying value of the intangible assets as of September 30, 2013.

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

In October 2008, we completed our acquisition of Lev Pharmaceuticals, Inc.  The terms of the merger agreement provided for a contingent value right (CVR) to the former shareholders of $0.50 per share, or approximately $87.5 million, if Cinryze reaches at least $600 million in cumulative net product sales by October 2018. During the second quarter of 2012, we recognized cumulative sales of Cinryze in excess of the $600 million threshold; accordingly, we recorded the liability in the second quarter of 2012 with a corresponding increase to goodwill. We made this CVR payment along with certain other contingent acquisition related payments totaling approximately $92.3 million in the third and fourth quarters of 2012. These payments, net of related tax benefits, are reflected as an increase to goodwill of approximately $86.3 million.

On March 14, 2008, we entered into a lease for our corporate office building.  The lease agreement had a term of 7.5 years from the commencement date. On August 29, 2012, we entered into an amended and restated lease (the Amended Lease) to expand the corporate headquarters. The Amended Lease expires fifteen years from the “commencement date”, which will occur when the landlord has substantially completed the expansion, including any tenant improvements. We currently expect the commencement date to occur during the fourth quarter of 2013. We will continue to make the scheduled lease payments for the existing building through the commencement date. At September 30, 2013, our minimum lease payments under the Amended Lease total approximately $40.0 million. Upon the commencement date, the lease payments will escalate annually based upon a consumer price index specified in the lease.

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

Capital Resources

While we anticipate that cash flows from operations, our current cash, cash equivalents and short-term investments (collectively referred to as our cash) and revolving credit facility should allow us to fund our ongoing development and operating costs, as well as our interest payments and future milestone payments or acquisition costs, we may need additional financing in order to expand our product portfolio.  At September 30, 2013, we had cash, cash equivalents and short-term investments of $275.2 million. Short-term investments consist of high quality fixed income securities with remaining maturities of greater than three months at the date of purchase and high quality debt securities or obligations of departments or agencies of the United States. At September 30, 2013, the annualized weighted average nominal interest rate on our short-term investments was 0.27% and the weighted average length to maturity was 10.0 months. At September 30, 2013, we also had a $200 million revolving Credit Agreement with certain lenders. As of the date of this filing, we have not drawn any amounts under the Credit Agreement and are in compliance with our covenants. In March 2013, we entered into Amendment No. 3 to the Credit Agreement (the “Amendment”). Pursuant to the Amendment, our lenders agreed to waive compliance with a specified financial covenant (the “Financial Covenant”) until we notify the lenders that we are in compliance with the Financial Covenant.  During this period, non-compliance with the Financial Covenant shall not result in a default or event of default under the Credit Agreement. Additionally, during this period, we are not permitted to request advances of funds or letters of credit under the Credit Facility, and the lenders shall have no obligation to fund any Borrowing or to make any Loan or any other extension of credit to the Company under the Credit Agreement during this period.

At September 30, 2013, $100.0 million of our cash and availability under the credit agreement is subject to the minimum liquidity covenant, as defined in our credit agreement.

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

Overall Cash Flows

During the nine months ended September 30, 2013, we generated $18.4 million of net cash from operating activities, primarily from our net loss after adjustments for non-cash items including the non-cash impairment charge, and the accounts receivable collected during the year offset by the increase in inventories and decreases in our accounts payable and accrued expenses. Cash used in investing activities of $0.4 million resulted primarily from investment purchases and acquisition of equipment and software offset by maturities of short-term investments. Our net cash provided from financing activities for the nine months ended September 30, 2013 was $11.3 million due to the proceeds and excess tax benefits from stock option exercises. During the nine months ended September 30, 2012, we generated $74.8 million of net cash from operating activities, primarily from our net income after adjustments for non-cash items, and the net decrease in accounts receivable and inventories and the increase in accrued expenses offset by the increase in other assets. Cash used in investing activities of $63.3 million resulted primarily from the payment of the contingent consideration related to the Lev acquisition and purchase of investments partly offset by maturities of short-term investments. Our net cash used in financing activities for the nine months ended September 30, 2012 was $137.3 million which relates to the common stock repurchases under our share repurchase program net of proceeds and excess tax benefits from stock option exercises.

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

Cinryze— We acquired Cinryze in October 2008 and through September 30, 2013 have spent approximately $68.9 million in direct research and development costs related to Cinryze since acquisition. We are solely responsible for the costs of Cinryze development. During  2013, we continue to expect research and development costs related to Cinryze to increase as we complete our Phase 4 commitment and evaluate additional indications, formulations and territories including our efforts on the C1 esterase inhibitor subcutaneous formulation.

In the first quarter of 2012, we completed a Phase 2 study to evaluate the safety, and pharmacokinetics and pharmacodynamics of subcutaneous administration of Cinryze in combination with rHuPH20 and announced the presentation of positive data. In December 2012, we initiated a Phase 2b double blind, multi-center, dose ranging study to evaluate the safety and efficacy of subcutaneous administration of Cinryze in combination with Halozyme’s recombinant human hyaluronidase enzyme (rHuPH20) in adolescents and adults with HAE for prevention of HAE attacks.  Enrollment was completed into this study in May of 2013. On August 1, 2013, we announced that after discussion with representatives of the Center for Biologics Evaluation and Research (CBER) division of the U.S. Food and Drug Administration, we would discontinue our Phase 2 study. The discontinuation of the study is a precaution related to the emergence of anti-rHuPH20 non-neutralizing antibodies in study patients.  We are investigating an alternative optimized, low volume standalone formulation of C1esterase inhibitor for subcutaneous administration and expect to begin a Phase 3 subcutaneous registration study mid 2014. While we have conducted preclinical and Phase 1 clinical studies involving the subcutaneous administration of C1 esterase inhibitor, we have not yet conducted these studies with the low volume formulation we plan to utilize in our Phase 3 registration study. As a result, there can be no assurances that such future studies of the low volume formulation will be successful.  Moreover, while we currently expect our Phase 3 study with the low volume subcutaneous formulation will initiate in mid-2014, and that the study would be conducted during approximately the same timeframe that we anticipated for the rHuPH20 combination product, our clinical development of this low volume formulation may be delayed or discontinued by a number of factors, including but not limited to a determination that the number of doses required is higher than we anticipate, injection site reactions are observed, regulatory authorities raise additional questions that we have not anticipated or costs of goods are higher than we anticipate.

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

CMV program—We acquired the rights to maribavir in September 2003 and through September 30, 2013 have spent approximately $110.7 million in direct research and development costs.  For the remainder of 2013, we expect our research and development activities related to maribavir to increase. We are currently enrolling patients into a Phase 2 program to evaluate maribavir for the treatment of CMV infections in transplant recipients.  The program consists of two independent Phase 2 clinical studies that include subjects who have asymptomatic CMV in one trial, and those who have failed therapy with other anti-CMV agents in another trial.  Interim data from these studies was presented in June 2013.  We expect to complete enrollment into both studies in mid 2014.

VP20621— We acquired VP20621 in February 2006 and through September 30, 2013 have spent approximately $40.5 million in direct research and development costs. In May 2011, we initiated a Phase 2 dose-ranging clinical study to evaluate the safety, tolerability, and efficacy of VP 20621 for prevention of recurrence of CDAD in adults previously treated for CDAD. We presented interim data from this study during the third quarter of 2012. Based on the interim data, we completed enrollment of patients in December 2012 and disclosed the results of this study in April 2013.  We will complete the evaluation of these Phase 2 data; however, we are seeking a partner to complete the development and commercialization of the asset as it is not considered core to our strategy. Our decision whether to pursue further development of VP20621 will be dependent upon, among other things, our ability to find a partner, our final assessment of the results of the Phase 2 data set and the cost of future clinical studies. In the event we are successful in finding a partner, we do not expect to incur significant additional expenses related to VP20621. However, if we are not successful in finding a partner, our research and development expenses related to VP20621 could increase in future periods.

VP20629— In September 2011, we entered into a license agreement with Intellect Neurosciences, Inc. (INS) for the worldwide rights to its clinical stage drug candidate, VP20629, which we expect to develop for the treatment of Friedreich’s Ataxia (FA), a rare, hereditary, progressive neurodegenerative disease. We initiated a single and multiple oral dose safety and tolerability study in patients in 2013. We anticipate completion of enrollment in the first half of 2014. Following completion of the Phase 2 study, a Phase 3 study is planned.  We intend to file for Orphan Drug Designation upon review of the Phase 2 proof of concept data. Under the terms of the agreement, we have exclusive worldwide rights to develop and commercialize VP20629 for the treatment, management or prevention of any disease or condition covered by Intellect’s patents. We paid INS a $6.5 million up-front licensing fee and may pay additional milestones up to $120 million based upon defined events.  We will also pay a tiered royalty of up to a maximum percentage of low teens, based on annual net sales. We are solely responsible for the costs of VP20629 development. Through September 30, 2013 we have spent approximately $9.3 million related to VP20629, including the up-front licensing fee.

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

On November 15, 2011, we acquired a 100% ownership interest in DuoCort Pharma AB (DuoCort), a private company based in Helsingborg, Sweden focused on improving glucocorticoid replacement therapy for treatment of adrenal insufficiency (AI). We paid approximately 213 million Swedish Krona (SEK), or approximately $32.1 million, in upfront consideration. We have also agreed to make additional payments ranging from SEK 240 million up to SEK 860 million, or approximately $37 million to $134 million, contingent on the achievement of certain milestones. Up to SEK 160 million, or approximately $25 million, of the contingent payments relate to specific regulatory milestones; and up to SEK 700 million, or approximately $109 million, of the contingent payments are related to commercial milestones based on the success of the product.

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

During 2012, through open market purchases, we reacquired approximately 6.9 million shares at a cost of approximately $180.3 million, or an average price of $26.20 per share, and during 2011 we reacquired approximately 9.2 million shares at a cost of approximately $169.7 million, or an average price of $18.52 per share. At September 30, 2013, we have approximately $200.0 million available under these authorizations to repurchase shares of our common stock and/or our 2% Senior Convertible Notes due 2017. However, our ability to repurchase shares is currently limited by certain terms of our Credit Agreement.

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

As of September 30, 2013 senior convertible notes representing $205.0 million of principal debt are outstanding with a carrying value of $168.5 million and a fair value of approximately $440.6 million, based on the Level 2 valuation hierarchy of the fair value measurements standard.

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

The senior convertible notes were convertible into shares of our common stock during the second quarter of 2013 at the election of the holders as the last reported sale price of our common stock for the 20 or more trading days in the 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter exceeded 130% of the conversion price, $18.87 per share. During the second quarter note holders converted notes with a face value of $12 thousand and we issued the holders 634 shares of our common stock.

The senior convertible notes are convertible into shares of our common stock during the third quarter of 2013 at the election of the holders as the last reported sale price of our common stock for the 20 or more trading days in the 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter exceeded 130% of the conversion price, $18.87 per share. There were no conversions during the third quarter of 2013.

Our senior convertible notes continue to be convertible into shares of our common stock during the fourth quarter of 2013.

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

At September 30, 2013, $100.0 million of our cash and availability under the credit agreement is subject to the minimum liquidity covenant (iv), described above.

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

Contractual Obligations

We have commitments to purchase a minimum number of liters of plasma per year through 2017 from our supplier.  Additionally, we are required to purchase a minimum number of units from our third party toll manufacturers. The total minimum purchase commitments for these continuing arrangements as of September 30, 2013 are approximately $406.1 million.

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

At September 30, 2013, our minimum lease payments under the Amended Lease total approximately $40.0 million.

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

Product return accruals are estimated based on our products history of damage and product expiration returns and are recorded in the period in which we record the sale of revenue. There is a no returns policy with sales of generic Vancocin to our distributor and Cinryze has a no returns policy. Returns of product for our European sales depend on the country of sale in Europe. Where returns are not mandated by laws or regulations we generally have a no returns policy.  Where returns are required to be taken back we defer revenue recognition until we receive information from our distribution partners that the drug has been consumed.

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

As of September 30, 2013, the carrying amount of this intangible asset is approximately $418.0 million. We are amortizing this asset over its estimated 25-year useful life, through October 2033, or 18 years beyond the orphan exclusivity period and 13 years beyond the data protection period for biosimilar versions.

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

In March of 2013, the net price at which our authorized generic distributor sold generic vancomycin fell sharply due to pricing pressures in the generic marketplace.  This significant decline caused us to test the recoverability of the Vancocin intangible asset.  Step one of the impairment test failed and we performed a step two analysis.  Under step two, we are required to reduce the carrying value of the intangible asset to its estimated fair value, and as a result have recorded an impairment of approximately $104.2 million reducing the carrying amount of the intangible assets to approximately $7.4 million at March 31, 2013. The fair value of the intangible asset was estimated using an income approach based on present value of the probability adjusted future cash flows. In determining the probability adjusted cash flows, we took into consideration the current and anticipated impact of the significant net price reduction that has occurred in the generic marketplace on both net sales of our authorized generic and sales of branded Vancocin. Based on the revised cash flow projections, the useful life of the asset was also reduced to 3.75 years from 16.75 years as of March 31, 2013 which represents the period over which we expect to receive substantially all of the net present value of the adjusted cash flows. Should future events occur that cause further reductions in revenue or operating results we would incur an additional impairment charge, which would be significant relative to the carrying value of the intangible assets as of September 30, 2013.

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

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

Our holdings of financial instruments are primarily comprised of money market funds holding only U.S. government securities and fixed income securities, including a mix of corporate debt and government securities. All such instruments are classified as securities available for sale.  Our debt security portfolio represents funds held temporarily pending use in our business and operations.  We manage these funds accordingly.  Our primary investment objective is the preservation of principal, while at the same time optimizing the generation of investment income.  We seek reasonable assuredness of the safety of principal and market liquidity by investing in cash equivalents (such as Treasury bills and money market funds) and fixed income securities (such as U.S. government and agency securities, municipal securities, taxable municipals, and corporate notes) while at the same time seeking to achieve a favorable rate of return.  Our market risk exposure consists principally of exposure to changes in interest rates.  Our holdings are also exposed to the risks of changes in the credit quality of issuers. We generally invest in financial instruments with maturities of less than one year. The carrying amount, which approximates fair value based on the Level 1 valuation hierarchy of the fair value measurement standard, and the annualized weighted average nominal interest rate of our investment portfolio at September 30, 2013, was approximately $69.6 million and 0.27%, respectively.  The weighted average length to maturity was 10.0 months.  A one percent change in the interest rate would have resulted in a $0.2 million impact to interest income for the quarter ended September 30, 2013.

At September 30, 2013, we had principal outstanding of $205.0 million of our senior convertible notes.  The senior convertible notes bear interest at a rate of 2% per annum, payable semi-annually in arrears on March 15 and September 15 of each year commencing on September 15, 2007.  The senior convertible notes are convertible into shares of our common stock at an initial conversion price of $18.87 per share.  The senior convertible notes may only be converted: (i) anytime after December 15, 2016; (ii) during the five business-day period after any five consecutive trading day period (the “measurement period”) in which the price per note for each trading day of that measurement period was less than 98% of the product of the last reported sale price of our common stock and the conversion rate on each such day; (iii) during any calendar quarter (and only during such quarter) after the calendar quarter ending June 30, 2007, if the last reported sale price of our common stock for 20 or more trading days in a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter exceeds 130% of the applicable conversion price in effect on the last trading day of the immediately preceding calendar quarter; or (iv) upon the occurrence of specified corporate events. Upon conversion, holders of the senior convertible notes will receive shares of common stock, subject to our option to irrevocably elect to settle all future conversions in cash up to the principal amount of the senior convertible notes, and shares for any excess.  We can irrevocably elect this option at any time on or prior to the 35th scheduled trading day prior to the maturity date of the senior convertible notes.  The senior convertible notes may be required to be repaid on the occurrence of certain fundamental changes, as defined in the senior convertible notes.  As of September 30, 2013, the fair value of the principal of the $205.0 million convertible senior notes outstanding was approximately $440.6 million, based on the Level 2 valuation hierarchy of the fair value measurements standard. The carrying value of the debt at September 30, 2013 is $168.5 million.

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

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer, or CEO, and our Chief Financial Officer, or CFO, of the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of September 30, 2013.  Based on that evaluation, our management, including our CEO and CFO, concluded that as of September 30, 2013 our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to the Company’s management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the third quarter of 2013, there were no significant changes in our internal control over financial reporting identified in connection with the evaluation of such controls that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

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

From time to time we are a party to litigation in the ordinary course of our business and may become a party to additional litigation in the future as several law firms have issued press releases indicating that they are commencing investigations concerning whether the Company and certain of its officers and directors have violated laws. We do not believe these matters, even if adversely adjudicated or settled, would have a material adverse effect on our consolidated financial condition, results of operations or cash flows.

ITEM 1A. Risk Factors

We are providing the following information regarding changes that have occurred to previously disclosed risk factors from our Annual Report on Form 10-K for the year ended December 31, 2012. In addition to the other information set forth below and elsewhere in this report, you should carefully consider the factors discussed under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012 and our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2013 and June 30, 2013. The risks described in our Quarterly Reports on Form 10-Q are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

We depend on single manufacturers for certain components used in Cinryze, Buccolam, Plenadren and Vancocin and the loss of any of these suppliers or any supplier in general would have a negative impact on our operations.

We rely on a single manufacturer of Cinryze. Pursuant to our distribution agreement, Sanquin Blood Supply Foundation is required to supply us with certain annual minimum and maximum amounts of Cinryze. In the event that certain events occur which result in Sanquin permanently ceasing to manufacture Cinryze, Sanquin will grant us a perpetual license of its intellectual property related to Cinryze and assign to us each of its agreements with related third party manufacturers. In consideration thereof, we will pay a one-time fee to Sanquin as well as a royalty on future sales of products. In the event demand for Cinryze is greater than the amount supplied by Sanquin, we will not be able to meet such demand as there are no other sources of supply of Cinryze available to us. In the event Sanquin permanently ceases to manufacture Cinryze, we will need to find an alternate manufacturer of Cinryze. Currently, to our knowledge, there is only one other commercial supplier of Cl esterase inhibitor and that supplier markets their product in the United States. Accordingly, in the event Sanquin permanently ceases to manufacture Cinryze, we cannot be certain that we would be able to locate another willing supplier for our product on the terms or capacity we require.

We also rely on a single supplier of the active pharmaceutical ingredient (API) of Vancocin, Buccolam and Plenadren and also rely on a single manufacturer of finished Vancocin capsules, Buccolam pre-filled syringes and Plenadren capsules. Our third party API suppliers and finished product suppliers are the only manufacturers qualified by the FDA to manufacture API and finished products for distribution and sale in the United States and Europe for each of these products. We are therefore dependent upon these suppliers and attempt to maintain inventory levels to meet our current projections, plus a reasonable stock in excess of those projections. In addition, we have loaned the manufacturer of finished Buccolam pre-filled syringes approximately $10 million for the purchase of equipment and to support the scale up of their operations. In addition, we are currently in discussions with the manufacturer of Buccolam to restructure these loans to provide for a longer repayment period. In the event our commercial launch of Buccolam is not as successful as we expect, or if the manufacturer encounters financial instability, we may not recover the full amount of the loaned funds and we may also incur an impairment of our intangible assets.

There are numerous factors that could cause interruptions in the supply of our products, including regulatory reviews and non-compliance; changes in our sources for manufacturing; disputes with a manufacturer; or financial instability of manufacturers. Our failure to timely locate and obtain replacement manufacturers as needed and conditions affecting the cost and availability of raw materials are magnified when the suppliers are limited in number. Any interruption in the supply of finished products could hinder our ability to timely distribute our products and satisfy customer demand. If we are unable to obtain adequate product supplies to satisfy our customers’ orders, we may lose those orders, our customers may cancel other orders, and they may choose instead to stock and purchase competing products. Supply interruptions may occur, and our inventory may not always be adequate. This in turn could cause a loss of our market share and negatively affect our revenues. Additionally, in the event one of our sole source suppliers of API were to cease operations the resulting reductions in forecasted revenue or operating results could result in an impairment charge of intangible assets related to the product involved. We maintain limited property insurance which would only protect us from physical damage to our assets caused by certain types of occurrences to the extent of the value of the property damaged and would not cover lost revenue.

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

In connection with several inspections of two facilities maintained by Sanquin, our contract manufacturer for Cinryze, FDA issued notices of observations on FDA Form 483 for each site, including during inspections during the second quarter of 2013. These observations included FDA comments generally related to requested improvements in root cause analysis, standard operating procedures and training and included a few previous observations that FDA felt were not fully addressed by the prior corrective actions undertaken. In addition, responses to prior observations remain the subject of continuing corrective and preventive action procedures. On August 29, 2013, the FDA issued a Warning Letter regarding compliance with current Good Manufacturing Practices (cGMP) at the facilities located in Amsterdam and Brussels. The Warning Letter relates to certain observations that the FDA believes were inadequately addressed by the responses to the Form 483. The Warning Letter involves various cGMP deficiencies, including but not limited to inadequate investigations, production and process controls, laboratory controls, and cleaning procedures. We believe that, since our initial response to the FDA, we have addressed certain of the Form 483 observations and activities are underway to address the remaining Form 483 observations and issues raised in the Warning Letter. We will work diligently and expeditiously with both Sanquin / C.A.F. — D.C.F. and FDA to provide comprehensive responses to the concerns discussed in the Warning Letter.

However, there can be no assurance that FDA or other international regulatory authorities will agree that steps taken or to be taken by Sanquin to correct matters described in the Warning Letter are adequate, that Sanquin can resolve any continuing concerns that may be expressed by the FDA or other international regulatory authorities in a timely manner (or at all), that the FDA or other international regulatory authorities will not decide to take further corrective or disciplinary actions against Sanquin, that our belief that the supply of Cinryze to patients will not be interrupted and that the Warning Letter will not restrict production or shipment of Cinryze. If Sanquin and C.A.F. —D.C.F. do not comply with the applicable cGMPs and other FDA, EMA or other applicable regulatory requirements, we may be subject to product liability claims, the availability of marketed products for sale could be reduced, our product commercialization could be delayed or subject to restrictions, we may be unable to meet demand for our products and may lose potential revenue and we could suffer delays in the progress of clinical trials for products under development. During the pendency of unresolved manufacturing compliance issues, or if we and Sanquin are unable to correct outstanding manufacturing compliance issues to the FDA’s satisfaction, the FDA may also withhold approval of pending or future supplemental applications to the BLA related to Cinryze. In addition, the failure to adequately address these issues could result in the FDA taking subsequent regulatory action, including withholding approval of requests for import certificates for Cinryze to the United States, until these issues are resolved.

The number of patients enrolling into our treatment support service for patients with HAE and their healthcare providers, CinryzeSolutions, has periodically exceeded our expectations. For example, in 2010 we temporarily limited the rate at which additional patients were started on drug to ensure that those already receiving commercial product continue with a supply of Cinryze until capacity increases. During the fourth quarter of 2011 and first quarter of 2012, we reduced the amount of Cinryze inventory held by our distributors and by patients. If Sanquin is unable to produce sufficient volumes of Cinryze as a result of manufacturing capacity expansion projects not resulting in the capacity we anticipate, or if there are limitations imposed on Sanquin’s expansion efforts or other proposed manufacturing changes as a result of the manufacturing compliance issues raised in the Warning Letter or the Form 483 observations, or batch failures, or variability in batch yields, or Sanquin’s facility shuts downs as a result of maintenance or other causes, we may not be able to satisfy patient demand. Our inability to obtain adequate product supplies to satisfy our patient demand may create opportunities for our competitors and we will suffer a loss of potential future revenues.

ITEM 6.  Exhibits

List of Exhibits:

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

101

The following financial information from this Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2013, formatted in XBRL (Extensible Business Reporting Language) and furnished electronically herewith: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Comprehensive Income (Loss) (iv) the Consolidated Statements of Stockholders’ Equity; (v) the Consolidated Statements of Cash Flows; and, (vi) the Notes to the Consolidated Financial Statements.

*          Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VIROPHARMA INCORPORATED

Date: October 31, 2013	By:	/s/ Vincent J. Milano
Vincent J. Milano
President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Charles A. Rowland, Jr.
Charles A. Rowland, Jr.
Vice President, Chief Financial Officer
(Principal Financial Officer)

	By:	/s/ John J. Kirby
John J. Kirby
Vice President, Chief Accounting Officer
(Principal Accounting Officer)